Form 10QSB
period 1995-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1995-05-01
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1995

                               or

[ ]       Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                 Commission File Number:  1-5707


              GENERAL EMPLOYMENT ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)


          Illinois                                 36-6097429
(State or other jurisdiction of                  I.R.S. Employer
incorporation or organization)               Identification Number)

        One Tower Lane, Oakbrook Terrace, Illinois 60181
            (Address of principal executive offices)

                         (708) 954-0400
                   (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No __

     As of March 31, 1995, there were 1,858,273 shares of common stock outstanding.


                 PART I.  FINANCIAL INFORMATION

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                           March 31 September 30
                                               1995         1994
(Dollars in Thousands)                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                   $ 1,810      $ 1,843
Accounts receivable, less allowances
  (Mar 1995--$284; Sept 1994--$274)           1,879        1,655
Prepaid expenses and other current assets        65           63
  Total current assets                        3,754        3,561

Property and equipment:
Furniture and equipment                       2,219        2,156
Leasehold improvements                          235          235
  Total property and equipment                2,454        2,391
Accumulated depreciation and amortization    (2,091)      (2,044)
  Net property and equipment                    363          347

Other assets:
Deferred income taxes                           104           14
Other                                           138          124
  Total other assets                            242          138

  Total assets                              $ 4,359      $ 4,046


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                            $   191      $   327
Accrued compensation and payroll taxes        1,781        1,779
Deferred rent due within one year               123          135
Other current liabilities                       116          102
  Total current liabilities                   2,211        2,343

Long-term obligations:
Deferred rent                                   154          212
Retirement benefits                             340          338
  Total long-term obligations                   494          550

Shareholders' equity:
Common stock, no-par value; authorized --
  5,000,000 shares; issued and outstanding --
  1,858,273 shares in March and
  1,829,823 shares in September                  19           18
Capital in excess of stated value of shares   3,298        3,173
Accumulated deficit                          (1,663)      (2,038)
  Total shareholders' equity                  1,654        1,153
  Total liabilities and
     shareholders' equity                   $ 4,359      $ 4,046
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                  Three Months        Six Months
                                Ended March 31    Ended March 31
(In Thousands, Except Per Share)  1995    1994     1995     1994

Revenues:
Permanent placement services   $ 2,704 $ 2,411  $ 5,439  $ 4,429
Contract services                1,229     814    2,272    1,713
Interest income                     14       1       29        4
  Total revenues                 3,947   3,226    7,740    6,146

Costs and expenses:
Cost of services                 3,107   2,509    6,003    4,838
General and administrative         671     582    1,342    1,151
  Total costs and expenses       3,778   3,091    7,345    5,989

Income before income taxes         169     135      395      157
Provision for income taxes          10      --       20       --

Net income                     $   159 $   135  $   375  $   157

Net income per share           $   .08 $   .07  $   .19  $   .09
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                       Six Months Ended March 31
(In Thousands)                                 1995         1994

Operating activities:
Net income                                   $  375       $  157
Adjustments to reconcile to net cash used
     by operations:
  Depreciation and amortization                  80           87
  Deferred rent                                (58)         (63)
  Credit for deferred income taxes             (90)           --
  Other noncash costs                             3           32
  Changes in current assets and current
       liabilities -
     Accounts receivable                      (224)        (505)
     Accrued compensation and payroll taxes       2          228
     Other, net                               (136)        (103)
  Net cash used by operating activities        (48)        (167)

Investing activities:
Acquisition of property and equipment          (86)          (7)
Other, net                                     (25)          (9)
  Net cash used by investing activities       (111)         (16)

Financing activities:
Issuance of common stock                        126           --

Decrease in cash and cash equivalents          (33)        (183)
Cash and cash equivalents at beginning
  of period                                   1,843          985

Cash and cash equivalents at end of period   $1,810       $  802

Supplementary information:
Income tax payments (refunds)                $   22      $  (22)
See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying financial information for interim periods is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results for the periods. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 1994. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.


Line of Credit

In April 1995, the Company entered into a loan agreement that makes a $1,000,000 line of credit available to the Company for working capital purposes.


Income Taxes

The effective income tax rates differ from expected rates because of reversals of a deferred income tax valuation allowance recorded in prior years.


Net Income Per Share

Net income per share is based on the average number of common shares outstanding and dilutive stock option shares -- 1,942,782 shares in the March 1995 period and 1,829,823 shares in the March
1994 period.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Economic Factors and Corporate Strategies

The Company is engaged in providing employment services in major metropolitan business centers throughout the United States. As such, the Company's business is strongly affected by the U.S.
economy and national hiring levels.

During the last two years, the national economy has continued to grow, with the Gross Domestic Product increasing at an average rate of 4.1% for the 1994 calendar year, the strongest annual growth since 1984. This had a positive impact on employment levels, as the national unemployment rate dropped to 5.5% in March 1995, compared with 6.5% in March 1994. This trend has had a positive impact on the Company's volume of business.

One of the Company's corporate strategies since October 1992 has been to market both permanent placement and contract services through all 23 of its offices, thereby providing the Company's customers with a choice of staffing alternatives. This strategy has been a major factor in the Company's revenue growth over the last two years.


Results of Operations

For the six months ended March 31, 1995, consolidated revenues were $7,740,000, up $1,594,000 (26%) from last year's $6,146,000.
Permanent placement revenues increased $1,010,000 (23%), primarily due to a 20% higher average placement fee. Contract service revenues increased $559,000 (33%) primarily due to 36% higher average hourly billing rate. The higher fees associated with both permanent placements and contract services are the result of placing more highly-compensated individuals than last year.

The consolidated cost of services for the six months ended March 31, 1995 was $6,003,000, up $1,165,000 (24%) from $4,838,000 in
1994. Agency manager and consultant compensation increased 28% and salaries of contract service workers increased 34% as a result of the higher volume of business this year. Payroll taxes and benefits increased 20%; advertising expenses increased 31%; and all other operating costs remained about the same as last year. As a result, the cost of services as a percent of service revenues decreased 1.0 point, from 78.8% last year to 77.8% this year.

General and administrative expenses for the six months ended March 31, 1995 were $1,342,000, a $191,000 (17%) increase from
1994. Administrative salaries and benefits increased 14%, while all other general and administrative expenses were up 21% for the period.

There was a $20,000 provision for income taxes in the 1995 period, and there was no provision for income taxes in the 1994 period. The effective tax rates differed from statutory tax rates because of reversals of a previously-recorded deferred income tax valuation allowance.

Net income was $375,000, or $.19 per share, in the six months ended March 31, 1995, a $218,000 improvement compared with net income of $157,000, or $.09 per share, last year.


Financial Condition

During the six months ended March 31, 1995, the Company's cash and cash equivalents decreased by $33,000 to a balance of $1,810,000. Net income provided $375,000 during the period, while an increase in accounts receivable required $224,000 and other operating activities required $199,000. As a result, the net cash used by operating activities was $48,000. During the period, the Company used $111,000 in investing activities, primarily for the acquisition of computer equipment, and the issuance of common stock in connection with stock option exercises provided $126,000. The Company's net working capital was $1,543,000 as of March 31, 1995, compared with $1,218,000 at
September 30, 1994, and shareholders' equity was $1,654,000.

As of March 31, 1995, the Company had no credit agreements and no debt. In April 1995, the Company entered into a loan agreement that makes a $1,000,000 line of credit available to the Company for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.

As of March 31, 1995, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1994.




                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on February 27, 1995, the shareholders approved the adoption of the General Employment Enterprises, Inc. 1995 Stock Option Plan. There were 1,107,461 shares voted for adoption, and there were 750,812 shares withheld. In addition, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld are presented below:

  Nominee                    Votes For     Votes Withheld

  Sheldon Brottman           1,713,268        6,153
  Leonard Chavin             1,710,810        8,611
  Herbert Imhoff             1,716,398        3,023
  Herbert F. Imhoff, Jr.     1,716,632        2,789
  Walter T. Kerwin, Jr.      1,716,340        3,081
  Howard S. Wilcox           1,716,222        3,199


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed as a part of this report:

  No.  Description of Exhibit

  10   Second Amendment to Settlement Agreement with Leonard and
       Marlene Chavin dated March 24, 1995.

  27   Financial Data Schedule for the six months ended
       March 31, 1995.


There were no reports on Form 8-K filed during the quarter.



                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  May 1, 1995            By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and President


Date:  May 1, 1995            By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Treasurer and Controller