Form 10QSB
period 1995-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1995-08-09
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB

[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1995

                               or

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

                                                  Yes  X    No __

     As of July 31, 1995, there were 1,875,523 shares of common stock outstanding.


                 PART I.  FINANCIAL INFORMATION

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                            June 30 September 30
                                               1995         1994
(Dollars in Thousands)                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                    $2,398       $1,843
Accounts receivable, less allowances
  (Jun 1995--$295; Sept 1994--$274)           2,053        1,655
Other current assets                             55           63
  Total current assets                        4,506        3,561

Property and equipment:
Furniture and equipment                       2,209        2,156
Leasehold improvements                          235          235
  Total property and equipment                2,444        2,391
Accumulated depreciation and amortization   (2,112)      (2,044)
  Net property and equipment                    332          347

Other assets:
Deferred income taxes                           144           14
Other                                           141          124
  Total other assets                            285          138

  Total assets                               $5,123       $4,046


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $  220       $  327
Accrued compensation and payroll taxes        2,073        1,779
Deferred rent due within one year               116          135
Other current liabilities                       205          102
  Total current liabilities                   2,614        2,343

Long-term obligations:
Deferred rent                                   126          212
Retirement benefits                             341          338
  Total long-term obligations                   467          550

Shareholders' equity:
Common stock, no-par value; authorized --
  5,000,000 shares; issued and outstanding --
  1,875,523 shares in June 1995 and
  1,829,823 shares in September 1994             19           18
Capital in excess of stated value of shares   3,360        3,173
Accumulated deficit                         (1,337)      (2,038)
  Total shareholders' equity                  2,042        1,153
  Total liabilities and
     shareholders' equity                    $5,123       $4,046
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                  Three Months       Nine Months
                                 Ended June 30     Ended June 30
(In Thousands, Except Per Share)  1995    1994     1995     1994

Revenues:
Permanent placement services    $3,025  $2,674  $ 8,464   $7,103
Contract services                1,437   1,106    3,709    2,819
Interest income                     22       4       51        8
  Total revenues                 4,484   3,784   12,224    9,930

Costs and expenses:
Cost of services                 3,337   2,933    9,340    7,771
General and administrative         746     641    2,088    1,792
  Total costs and expenses       4,083   3,574   11,428    9,563

Income before income taxes         401     210      796      367
Provision for income taxes          75      --       95       --

Net income                      $  326  $  210  $   701   $  367

Net income per share            $  .17  $  .11  $   .36   $  .19
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                       Nine Months Ended June 30
(In Thousands)                                 1995         1994

Operating activities:
Net income                                   $  701       $  367
Adjustments to reconcile to net cash
     provided by operations:
  Depreciation and amortization                 120          129
  Deferred rent                                (86)         (75)
  Credit for deferred income taxes            (130)           --
  Other noncash costs                             5           60
  Changes in current assets and current
       liabilities -
     Accounts receivable                      (398)        (690)
     Accrued compensation and payroll taxes     294          508
     Other, net                               ( 15)        (126)
  Net cash provided by operating activities     491          173

Investing activities:
Acquisition of property and equipment          (90)         (67)
Other, net                                     (34)         (22)
  Net cash used by investing activities       (124)         (89)

Financing activities:
Issuance of common stock                        188           --

Increase in cash and cash equivalents           555           84
Cash and cash equivalents at beginning
  of period                                   1,843          985

Cash and cash equivalents at end of period   $2,398       $1,069

Supplementary information:
Income tax payments (refunds)                $   30      $  (22)
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


Line of Credit

In April 1995, the Company entered into a loan agreement with a bank that makes a $1,000,000 line of credit available to the Company for working capital purposes.


Income Taxes

The effective income tax rates differ from expected rates because of reversals of a deferred income tax valuation allowance recorded in prior years.


Net Income Per Share

Net income per share is based on the average number of common shares outstanding and dilutive stock option shares -- 1,945,382 shares in the June 1995 quarter, 1,900,604 shares in the June 1994 quarter, 1,938,831 shares for the 1995 nine-month period, and 1,900,604 shares for the 1994 nine-month period.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Economic Factors and Corporate Strategies

The Company is engaged in providing employment services in major metropolitan business centers throughout the United States. As such, the Company's business is strongly affected by the U.S.
economy and national hiring levels.

During the last two years, the national economy has continued to grow, with the Gross Domestic Product increasing at an average rate of 4.1% for the 1994 calendar year, the strongest annual growth since 1984. This had a positive impact on employment levels, as the national unemployment rate dropped to 5.6% in June 1995, compared with 6.0% in June 1994. This trend has had a positive impact on the Company's business.

One of the Company's corporate strategies since October 1992 has been to market both permanent placement and contract services through all of its 24 offices, thereby providing the Company's customers with a choice of staffing alternatives. This strategy has been a major factor in the Company's revenue growth over the last two years.


Results of Operations

For the nine months ended June 30, 1995, consolidated revenues were $12,224,000, up $2,294,000 (23%) from last year's
$9,930,000. Permanent placement revenues increased $1,361,000 (19%), primarily due to a 19% higher average placement fee. Contract service revenues increased $890,000 (32%) primarily due to 31% higher average hourly billing rate. The higher fees and billing rates in 1995 are the result of placing more highly-compensated individuals than last year.

The consolidated cost of services for the nine months ended June 30, 1995 was $9,340,000, up $1,569,000 (20%) from $7,771,000 in
1994. Agency manager and consultant compensation increased 22%, and salaries of contract service workers increased 34%, as a result of the higher volume of business this year. Payroll taxes and benefits increased 15%; advertising expenses increased 21%; and all other operating costs decreased 3% from last year. As a result, the cost of services as a percent of service revenues decreased 1.6 points, from 78.3% last year to 76.7% this year.

General and administrative expenses for the nine months ended
June 30, 1995 were $2,088,000, a $296,000 (17%) increase from
1994.

There was a $95,000 provision for income taxes in the 1995 nine-month period, and there was no provision for income taxes in the 1994 period. The effective tax rates differed from statutory tax rates because of reversals of a previously-recorded deferred income tax valuation allowance.

Net income was $701,000, or $.36 per share, in the nine months ended June 30, 1995, a $334,000 improvement compared with net income of $367,000, or $ .19 per share, last year.


Financial Condition

During the nine months ended June 30, 1995, the Company's cash and cash equivalents increased by $555,000 to a balance of $2,398,000. Net income provided $701,000 during the period, and an increase in accrued compensation and payroll taxes provided $294,000, while an increase in accounts receivable required $398,000 and other operating activities required $106,000. As a result, the net cash provided by operating activities was $491,000. During the period, the Company used $124,000 in investing activities, primarily for the acquisition of computer equipment, and the issuance of common stock in connection with stock option exercises provided $188,000. The Company's net working capital was $1,892,000 as of June 30, 1995, compared with $1,218,000 at September 30, 1994, and shareholders' equity was $2,042,000 in June, compared with $1,153,000 last September.

In April 1995, the Company entered into a loan agreement that makes a $1,000,000 line of credit available to the Company for working capital purposes. As of June 30, 1995, the Company had no debt outstanding. Manage-ment believes that existing financial resources are adequate to meet the Company's current operating needs.

As of June 30, 1995, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1994.




                   PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed as a part of this report:

  No.  Description of Exhibit

   3   By-Laws, as amended May 15, 1995

  27   Financial Data Schedule for the nine months ended
       June 30, 1995.


There were no reports on Form 8-K filed during the quarter.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  August 8, 1995         By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and President


Date:  August 8, 1995         By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Treasurer and Controller