Form 10KSB
period 1995-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1995-12-27
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-KSB

[X]  Annual Report Under Section 13 or 15 (d) of the Securities
Exchange Act   of 1934 [Fee Required]

          For the fiscal year ended September 30, 1995
                               or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities     Exchange Act of 1934 [No Fee Required]

        For the transition period from _______________ to
                        ________________

                 Commission File Number:  1-5707

              GENERAL EMPLOYMENT ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

          Illinois                            36-6097429
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification Number)

One Tower Lane, Oakbrook Terrace, IL 60181        (708) 954-0400
(Address of principal executive offices)     (Issuer'stelephone number)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Names of each exchange on which registered
Common Stock, no par value                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X    No __

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                              [ ]

   The issuer's revenues for the most recent fiscal year were $16,744,000.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1995 was $7,424,000. At that date, there were 2,195,985 shares of Common
Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-KSB.



                             PART I

Item 1.  Description of Business

General
General Employment Enterprises, Inc. (the "Company") was incorporated in the State of Illinois in 1962 and is the successor to employment agencies doing business since 1893. The Company operated its employment agencies as separate subsidiary corporations and maintained their separate identities until 1985, when the subsidiaries were merged into the parent corporation.
In 1988 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. The principal executive office of the Company is located at One Tower Lane, Suite 2100, Oakbrook Terrace, Illinois.


Services Provided
The Company is engaged in providing employment services through a network of offices located in major metropolitan areas throughout the United States. The principal services provided are permanent placements and contract services.

The Company's permanent placement services involve placing individuals into occupational positions with employers for fees which are paid by either the employer or the applicant. The standard placement fee, charged upon acceptance of the position by the applicant, is 1% per thousand dollars of the applicant's projected annual salary, with a maximum rate of 30%. The majority of the Company's placements are for positions in the data processing, engineering, accounting and office services fields.

In October 1992 the Company began offering contract services to its customers. Under contract arrangements, the Company places its professional and technical employees into medium- to long-term work assignments. The Company believes that this service provides a staffing alternative for employers who have a special need for a limited period of time and who do not need to hire permanent help.


Marketing and Recruiting
The Company markets its permanent placement and contract services through 24 offices around the country, using the trade names General Employment, Craig Agency, Omni One, Business Management Personnel and Triad Personnel Services. The offices are generally located in downtown or suburban areas of major U.S. cities. As of September 30, 1995, the Company's offices were concentrated in California (7) and Illinois (6), with two additional agencies in Pennsylvania, and one agency each in Arizona, Florida, Georgia, Indiana, Massachusetts, Michigan, Missouri, Ohio and Texas.

The Company markets its services to prospective clients primarily through telephone marketing by its employment consultants and through mailing of employment bulletins.

Prospective applicants are recruited through telephone contact by the Company's employment consultants and through newspaper advertising. The Company screens and interviews all applicants who are presented to its clients.

No single client accounts for more than 3% of the Company's revenues.

Competition
The employment industry is characterized by a large number of highly competitive sole-proprietorship operations. The Company's sole product is a service: the placement of people into work situations. It competes by providing this service through attention to quality. This is done by providing quality applicants who are well matched for the open position, by responding quickly to client requests and by establishing offices in convenient locations. Pricing is considered to be secondary to service as a competitive factor.

Being a publicly-owned company with national scope, the Company believes that it has certain competitive advantages over sole-proprietorships, including broader name recognition and stronger capitalization. Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Chicago, Los Angeles, San Francisco and Philadelphia markets help to provide better client services in those areas through convenient office locations and the sharing of assignments. The Company has a national training center for the development of its agency managers and consultants, which enhances service to its customers. In addition, the Company believes that its advertising expenditures are greater than for single-office competitors.


Regulation
The employment agency business is regulated by six of the states in which the Company operates. Licenses are issued on a year-to-year basis. As of September 30, 1995, the Company held current licenses for all agencies that were required to have them.


Employees
As of September 30, 1995, the Company had approximately 210 regular employees and 120 contract service employees.


Item 2.  Description of Properties

The Company's policy is to lease all of its office space. The Company's headquarters are located in a modern 31-story building in Oakbrook Terrace, Illinois. The Company leases 15,585 square feet of space at this location, under a lease that will expire on November 30, 1997.

The employment offices are located in downtown metropolitan and suburban business centers conducive to the Company's business. The Company leases offices ranging from 1,000 to 3,400 square feet, generally for periods of one to five years. Management believes that existing facilities are adequate for the Company's current needs.

The Company owns most of the furniture and office equipment which is used at its headquarters and employment offices, and leases some office equipment. All of the furniture and office equipment is considered to be in good condition and is adequately covered by insurance.

Additional lease information is set forth in "Lease Obligations" in the notes to consolidated financial statements.

Item 3.  Legal Proceedings

As of September 30, 1995, there were no material legal proceedings pending against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the 1995 fiscal year.


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the American Stock Exchange under the trading symbol JOB. There were 1,120 holders of record of the Company's common stock as of November 30, 1995. The high and low sales prices per share for the Company's common stock by quarter for fiscal 1995 and 1994 were as follows:

                                  High    Low
             1995: 4th quarter    $7.50  $5.11
                   3rd quarter     8.04   4.46
                   2nd quarter     8.80   4.78
                   1st quarter    10.11   4.78

             1994: 4th quarter    $4.44  $2.93
                   3rd quarter     3.73   1.61
                   2nd quarter     2.27   1.89
                   1st quarter     2.08   1.42

The preceding market prices have been adjusted to reflect the Company's 15% stock dividend paid November 3, 1995.

There were no cash dividends declared during the last two fiscal years, and at September 30, 1995 there were no restrictions on the ability of the Company to pay cash dividends. On November 21, 1995, the Company's board of directors declared a special cash dividend of five cents per share, payable on January 17, 1996.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Economic Factors and Corporate Strategies
The Company is engaged in providing employment services in major metropolitan business centers throughout the United States. As such, the Company's business is strongly affected by the U.S.
economy and national hiring levels.

During the last two years, the national economy has continued to grow, with the Gross Domestic Product increasing at an average rate of 3.3% during fiscal 1995 and 4.6% during fiscal 1994. This had a positive impact on employment levels, as the national unemployment rate dropped to 5.6% in September 1995, compared with 5.9% in September 1994 and 6.7% in September 1993. This trend has had a positive impact on the Company's business.

One of the Company's corporate strategies since October 1992 has been to market both permanent placement and contract services through all of its 24 offices, thereby providing the Company's customers with a choice of staffing alternatives. This strategy has been a major factor in the Company's revenue growth over the last two years.


Results of Operations
Fiscal 1995 vs. 1994. For the year ended September 30, 1995, consolidated revenues were $16,744,000, up $2,548,000 (18%) from last year's $14,196,000. Permanent placement revenues increased $1,453,000 (14%), due to a 19% higher average placement fee and 3% fewer placements. Contract service revenues increased $1,095,000 (27%) primarily due to a 27% higher average hourly billing rate. The higher fees and billing rates in 1995 are the result of placing more highly-compensated individuals than last year.

The consolidated cost of services for the year ended September 30, 1995 was $12,652,000, up $1,596,000 (14%) from $11,056,000 in
1994. Agency manager and consultant compensation increased 14%, and salaries of contract service workers increased 30%, as a result of the higher volume of business this year. Payroll taxes and benefits increased 13%; advertising expenses increased 20%; and all other operating costs decreased 4% from last year. As a result, the cost of services as a percent of service revenues decreased 2.3 points, from 77.9% last year to 75.6% this year.

General and administrative expenses for the year ended September
30, 1995 were $2,874,000, a $397,000 (16%) increase from 1994.

There was a $150,000 provision for income taxes in fiscal 1995, and there was no provision for income taxes in fiscal 1994. The effective tax rates differed from statutory tax rates because of reversals of a previously-recorded deferred income tax valuation allowance.

Net income was $1,068,000, or $.48 per share, for the year ended
September 30, 1995, a $405,000 improvement compared with net income of $663,000, or $ .30 per share, last year.



Fiscal 1994 vs. 1993. For the year ended September 30, 1994, consolidated revenues were $14,196,000, up $3,345,000 (31%) from last year's $10,851,000. Permanent placement revenues increased $1,690,000 (20%) on 7% more placements and a 12% higher average placement fee. Contract service revenues increased $1,655,000 (70%) to $4,031,000 due to 22% more billable hours and a 39% higher average hourly billing rate.

The consolidated cost of services for 1994 was $11,056,000, up $2,360,000 (27%) from 1993. Agency manager and consultant compensation increased 23% and salaries of contract service workers increased 80% as a result of the higher volume of business in 1994. Payroll taxes and benefits increased 15%; advertising expense increased 29%; and all other operating costs increased by only 2%. As a result, the cost of services as a percent of service revenues decreased 2.2 points, from 80.1% in 1993 to 77.9% in 1994.

General and administrative expenses for 1994 were $2,477,000, a $383,000 (18%) increase from 1993, primarily because of a 29% increase in administrative salaries and benefits. All other general and administrative expenses were up 3% for the year.

There was no provision for income taxes in either year because of the availability of operating loss carryforwards. Net income was $663,000, or $.30 per share in 1994, a $602,000 improvement compared with net income of $61,000, or $ .03 per share, in 1993.


Financial Condition
During the twelve months ended September 30, 1995, the Company's cash and cash equivalents increased by $1,382,000 to a balance of $3,225,000. Net income provided $1,068,000 during the period, and an increase in accrued compensation and payroll taxes provided $390,000, while all other operating activities required $228,000. As a result, the net cash provided by operating activities was $1,230,000. During the period, the Company used $173,000 in investing activities, primarily for the acquisition of computer equipment, and the issuance of common stock in connection with stock option exercises provided $325,000. The Company's net working capital was $2,246,000 as of September 30, 1995, compared with $1,218,000 at September 30, 1994, and shareholders' equity was $2,543,000 at September 30, 1995, compared with $1,153,000 last September.

In April 1995, the Company entered into a loan agreement that makes a $1,000,000 line of credit available to the Company for working capital purposes. As of September 30, 1995, the Company had no debt outstanding. Management believes that existing financial resources are adequate to meet the Company's current operating needs.

As of September 30, 1995, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements.


Item 7.  Financial Statements
The Company's financial statements are presented in this report.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's independent accountants during the two most recent fiscal years.


                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning directors of the registrant is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference.

The executive officers and key employees of the Company, and their ages as of September 30, 1995, are as follows:

      Name                   Age  Position
      Herbert F. Imhoff       69  Chairman of the Board and President
      John J. Derby           50  Senior Vice President - Triad Personnel
                                    Services, Inc.
      Nancy C. Frohnmaier     51  Vice President and Corporate Secretary
      Herbert F. Imhoff, Jr.  45  Executive Vice President and General
                                    Counsel
      Kent M. Yauch           48  Treasurer and Controller



Herbert F. Imhoff has been Chairman of the Board since 1968 and President of the Company since 1964. John J. Derby has been Senior Vice President of Triad since May 1995, and prior to that was employed by Lincoln Properties, a real estate management firm in Chicago where, as Senior Vice President, he was responsible for business development and asset management. Nancy C. Frohnmaier has been Vice President since February 1995 and Corporate Secretary since 1985. Herbert F. Imhoff, Jr. has been Executive Vice President since 1986 and the Company's General Counsel since 1982. Kent M. Yauch has been Treasurer and Controller of the Company since 1991. He previously served in various accounting and financial capacities with UAL Corporation in Chicago.

Herbert F. Imhoff, Jr. is the son of Herbert F. Imhoff.

Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference.


Item 10.  Executive Compensation

Information concerning executive compensation is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Compensation of Executive
Officers," and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

Information concerning security ownership of certain beneficial owners and management is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

There have been no reportable transactions during the last two fiscal years.

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K

Reference is made to "Exhibit Index" for a list of exhibits filed as a part of this report.

There were no reports filed on Form 8-K during the quarter ended
September 30, 1995.



                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.



                                   /s/   Ernst & Young LLP

November 17, 1995


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                    September 30
(Dollars in Thousands)                         1995         1994
ASSETS
Current assets:
Cash and cash equivalents                    $3,225       $1,843
Accounts receivable, less allowances
  (1995--$290; 1994--$274)                    1,803        1,655
Other current assets                             57           63
  Total current assets                        5,085        3,561

Property and equipment:
Furniture and equipment                       2,238        2,156
Leasehold improvements                          235          235
  Total property and equipment                2,473        2,391
Accumulated depreciation and amortization    (2,141)      (2,044)
  Net property and equipment                    332          347

Other assets:
Deferred income taxes                           259           14
Other                                           149          124
  Total other assets                            408          138

  Total assets                               $5,825       $4,046


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $  238       $  327
Accrued compensation and payroll taxes        2,169        1,779
Accrued income taxes                            227           37
Deferred rent due within one year               115          135
Other current liabilities                        90           65
  Total current liabilities                   2,839        2,343

Long-term obligations:
Deferred rent                                    96          212
Retirement benefits                             347          338
  Total long-term obligations                   443          550

Shareholders' equity:
Common stock, no-par value; authorized --
  5,000,000 shares; issued and outstanding --
  2,195,985 shares in 1995 and
  1,829,823 shares in 1994                       22           18
Capital in excess of stated value of shares   3,494        3,173
Accumulated deficit                            (973)      (2,038)
     Total shareholders' equity               2,543        1,153

  Total liabilities and shareholders equity  $5,825       $4,046
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                         Year Ended September 30
(In Thousands, Except Per Share)          1995     1994     1993

Net revenues:
Permanent placement services           $11,618  $10,165  $ 8,475
Contract services                        5,126    4,031    2,376

  Net revenues                          16,744   14,196   10,851

Costs and expenses:
Cost of services                        12,652   11,056    8,696
General and administrative               2,874    2,477    2,094

Income before income taxes               1,218      663       61

Provision for income taxes                 150       --       --

Net income                             $ 1,068  $   663   $   61

Net income per share                   $   .48  $   .30   $  .03
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         Year Ended September 30
(In Thousands)                            1995      1994    1993

Operating activities:
Net income                              $1,068    $  663  $   61
Depreciation and amortization              162       170     172
Deferred rent                             (116)     (105)   (229)
Deferred income taxes                     (245)     ( 14)      --
Other noncash costs                          7        66      58
Changes in current assets and
     current liabilities -
  Accounts receivable                     (148)     (659)   (124)
  Accrued compensation and payroll taxes   390       833      10
  Accrued income taxes                     190        22      --
  Income tax refunds receivable             --        --     258
  Other, net                              ( 78)       20      17

Net cash provided by operating activities 1,230      996     223

Investing activities:
Acquisition of property and equipment     (122)     (104)   (101)
Other, net                                 (51)      (34)   ( 13)

  Net cash used by investing activities   (173)     (138)   (114)

Financing activities:
Exercises of stock options                 325        --      --

Increase in cash and cash equivalents    1,382       858     109
Cash and cash equivalents at beginning
  of period                              1,843       985     876

Cash and cash equivalents at end
  of period                             $3,225    $1,843  $  985

Supplementary information:
Income tax refunds (payments)          $  (32)    $   22  $  258
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     Capital in          Total
                                      Excess of Accumu-  Share-
                        Number  Common   Stated  lated  holder's
(Dollars in Thousands)of Shares  Stock    Value Deficit  Equity

Balance at
  September 30, 1992  1,591,681   $ 16   $3,175 $(2,758)  $  433

1993 net income              --     --       --      61       61

Balance at
  September 30, 1993  1,591,681     16    3,175  (2,697)     494

15% stock dividend      238,142      2       (2)     (4)      (4)
1994 net income              --     --       --     663      663

Balance at
  September 30, 1994  1,829,823     18    3,173  (2,038)   1,153

Exercises of
  stock options          80,200      1      324      --      325
15% stock dividend      285,962      3       (3)     (3)      (3)
1995 net income              --     --       --   1,068    1,068

Balance at
  September 30, 1995  2,195,985   $ 22   $3,494 $  (973)  $2,543
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company

General Employment Enterprises, Inc. (the "Company") and its wholly-owned subsidiary, Triad Personnel Services, Inc., are engaged in providing employment services through a network of offices located in major metropolitan areas throughout the United States. The Company's services include placing individuals with client-employers on either a permanent or temporary basis.


Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.


Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.


Property and Equipment
Furniture, equipment and leasehold improvements are stated at cost. The Company provides for depreciation of furniture and equipment on a straight-line basis over estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the leases or the estimated useful lives of the assets.


Income Taxes
The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


Deferred Rent
Under the terms of certain office leases, the Company makes no rent payments or reduced rent payments during the initial portion of the lease periods. In these cases, the Company recognizes rent expense ratably over the life of the lease, and the excess of rent expense over rent payments during these initial periods is recorded as a liability on the balance sheet.


Revenues from Services
Placement fees are recognized as income at the time applicants accept employment. Provision is made for estimated losses in realization, principally due to applicants not remaining in employment for a guarantee period. Contract service revenues are recognized when work is performed.


Net Income Per Share
Net income per share is based on the average number of common shares outstanding and dilutive stock option shares -- 2,213,689 shares in 1995, 2,211,599 shares in 1994 and 2,103,755 shares in 1993. All shares and per share amounts have been adjusted to reflect the 15 % stock dividend paid November 3, 1995.


Line of Credit

In April 1995, the Company entered into a loan agreement with a bank, renewable annually, that makes a $1,000,000 line of credit available to the Company for working capital purposes. Under the terms of the agreement, borrowings would be secured by accounts receivable and would bear interest at 1/2% above the prime rate. There were no borrowings outstanding under the line of credit as of September 30, 1995.


Income Taxes
The components of the provision for income taxes are as follows:
(In Thousands)                         1995       1994      1993

Current tax provision                $  395      $  14     $  --

Deferred taxes related to --
  Temporary differences                  89         90       135
  Loss carryforwards                     34        190     (110)
  Valuation allowance                 (368)      (294)      (25)

  Deferred tax credit                 (245)      ( 14)        --

  Provision for income taxes         $  150      $  --     $  --


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                          1995      1994      1993

Income tax at statutory federal
  tax rate                            $  414    $  225    $   21
Reduction of valuation allowance
  related to federal tax               (272)     (229)      (25)
Other                                      8         4         4

  Provision for income taxes          $  150    $   --    $   --


Deferred tax asset balances as of September 30 related to the following:

(In Thousands)                                    1995      1994

Temporary differences --
  Accrued vacation                               $  52     $  57
  Deferred rent                                     65       124
  Retirement benefits                              134       139
  Other                                              1        21

  Total temporary differences                      252       341

Loss carryforwards                                  18        52
Valuation allowance                               (11)     (379)

  Deferred tax assets                           $  259     $  14



Lease Obligations

The Company leases office space for all of its 24 employment offices, which are located either in downtown or suburban metropolitan business centers. In addition, the Company leases space for its corporate headquarters. The employment offices are generally leased over periods of one to five years, and the corporate headquarters is leased for ten years, expiring in 1997. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index. The Company also leases certain office equipment, having lease periods of two to five years.

Rent and utility expense for office space and equipment was $1,028,000 in 1995, $1,065,000 in 1994 and $1,083,000 in 1993.

Future minimum lease payments (including deferred rent payments) under lease agreements having initial terms in excess of one year are: 1996 - $993,000, 1997 - $758,000, 1998 - $277,000, 1999 -
$115,000 and 2000 - $48,000.


Retirement Benefits

The Company has a 401(K) retirement plan in which all full time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. The Company also has agreements with an officer and a retiree to provide defined benefits at the individual's retirement, death, or termination. The Company's accumulated obligation under these defined benefit arrangements was $429,000 as of September 30, 1995 and $438,000 as of September 30, 1994, all of which was vested. These benefits are unfunded, and the Company has recorded a liability for the present value of the obligations at a discount rate of 7.5% in 1995 and 8.0% in 1994. The total cost of all retirement plans was $43,000 in 1995, $60,000 in 1994 and $65,000 in 1993.


Preferred Stock

As of September 30, 1995 there were 100,000 shares of preferred stock authorized, including 50,000 shares that were designated as Series A Junior Participating Preferred Stock. None of these shares have been issued.


Common Stock

The Company has stock option plans for directors, officers and employees which provide for the issuance of incentive and nonqualified stock options. The option prices are established by either the Board of Directors or the plans, and may be exercisable for up to ten years.

A summary of stock options outstanding is as follows:
                                         1995      1994     1993

Number of shares --
  Beginning balance                   182,505   182,505  185,150
  Granted                              11,500        --       --
  Exercised                           (92,230)       --       --
  Terminated                               --        --   (2,645)

  Ending balance                      101,775   182,505  182,505

Option prices per share --
  Granted                             $  5.22   $    --  $    --
  Exercised                           $  1.70   $    --  $    --


The option prices per share on all outstanding options were equal to the fair market value at the dates of grant. As of September 30, 1995, 90,275 of the outstanding options were exercisable at a price of $1.70 per share, and there were 103,500 additional shares available for grant.

On November 3, 1995, the Company issued 285,962 shares of common stock in payment of a 15% stock dividend to shareholders and recorded the dividend as of September 30, 1995.


Share Purchase Rights Plan

The Company adopted a share purchase rights plan in 1990 and declared a dividend of one Preferred Share Purchase Right ("Right") on each outstanding common share. Each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (the economic equivalent of one common share) at an exercise price of $12 (which may be adjusted under certain circumstances). The Rights become exercisable (and separate from the common shares) when specified events occur, including the acquisition after December 31, 1989 of 5% or more of the outstanding common shares by a person or group ("Acquiring Person") that then owns 10% or more of the outstanding common shares. Upon the occurrence of such an acquisition (other than pursuant to a tender offer for all of the outstanding common shares at a price and on other terms deemed fair and in the best interests of the Company and its shareholders by a majority of the continuing directors) or if the Company is acquired in a merger or other business combination transaction, each Right will entitle the holder (other than an Acquiring Person) to purchase at the current exercise price, stock of the Company or the acquiring company having a market value of twice the exercise price. Each Right is nonvoting, expires on February 22, 2000 and may be redeemed by the Company at a price of $ .01 under certain circumstances. At September 30, 1995, 50,000 shares of the Series A Junior Participating Preferred Stock were reserved for issuance pursuant to the Rights.


Employment Contracts

The Company has agreements with two of its officers and a separate plan covering agency managers and key corporate employees that would become effective if the employment of any of these officers or employees should terminate under certain conditions following a change in control of the Company. Under these circumstances, the Company would be obligated to make lump sum payments to the two officers equal to two times their annual salary, to make lump sum payments to covered employees ranging from $10,000 to $30,000, and to provide continued benefits under the Company's welfare plans for two years.



                          EXHIBIT INDEX

No.  Description of Exhibit

3(a) Articles of Incorporation and amendments thereto.
     Incorporated by reference from Exhibit 3(a) to the Registrant's Annul Report on Form 10-K for the fiscal year ended September 30, 1981, File No. 1-5707.

3(b) By-Laws, as amended, as of May 15, 1995. Incorporated by reference from Exhibit 3 to the Registrant's Quarterly
     Report on Form 10-QSB for the quarter ended June 30, 1995,
     File No. 1-5707.

10(a) Amended and Restated Defined Benefit Deferred Compensation and Salary Continuation Agreement with Herbert F. Imhoff.
     Incorporated by reference from Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(b) Defined Benefit Deferred Compensation and Salary
     Continuation Agreement with John A. Stephenson.
     Incorporated by reference from Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30 1980, File No. 1-5707.

10(c) Employment contract with Herbert F. Imhoff.
     Incorporated by reference from Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1981, File No. 1-5707.

10(d) Senior Executive Agreement with Herbert F. Imhoff dated May 22, 1990. Incorporated by reference from Exhibit
     10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(e) Senior Executive Agreement with Herbert F. Imhoff,
     Jr. dated May 22, 1990.  Incorporated by reference from
     Exhibit 10(f) to the Registrant's Quarterly Report on Form
     10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(f) Key Manager Plan, adopted May 22, 1990.
     Incorporated by reference from Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 1-5707.

10(g) Rights Agreement with The First National Bank of Chicago as
     Rights Agent, dated as of February 12, 1990. Incorporated by reference from Exhibit (1) of Registration on Form 8-A dated February 19, 1990.

10(h) Settlement Agreement with Leonard Chavin dated as of
     September 27, 1991.  Incorporated by reference from Exhibit
     10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(i) First Amendment to Rights Agreement with The First National
     Bank of Chicago as Rights Agent, dated as of September 27, 1991. Incorporated by reference from Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(j) Agreement with Sheldon Brottman dated October 3, 1991.
     Incorporated by reference from Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(k) General Employment Enterprises, Inc. Stock
     Option Plan. Incorporated by reference from Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated March
     3, 1992, Registration No. 33-46124.

10(l) Agreement with Leonard and Marlene Chavin dated as of October 1, 1993. Incorporated by reference from Exhibit 10(m) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1993, File No. 1-5707.

10(m) Description of Senior Executive Bonus Pool for the year ended September 30, 1995. Incorporated by reference from
     Exhibit 10(o) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, File No. 1-5707.

10(n) General Employment Enterprises, Inc. 1995
     Stock Option Plan.  Incorporated by reference from Exhibit
     4.1 to the Registrant's Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

23   Consent of independent accountants.




                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  December 21, 1995      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 21, 1995      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and President
                              Principal executive officer


Date:  December 21, 1995      By:   /s/  Herbert F. Imhoff, Jr.
                              Herbert F. Imhoff, Jr.
                              Executive Vice President and Director


Date:  December 21, 1995      By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Treasurer and Controller


Date:  December 20, 1995      By:   /s/  Sheldon Brottman
                              Sheldon Brottman, Director


Date:  December 21, 1995      By:   /s/  Leonard Chavin
                              Leonard Chavin, Director


Date:  December 20, 1995      By:   /s/  Delain G. Danehey
                              Delain G. Danehey, Director


Date:  December 21, 1995      By:   /s/  Walter K. Kerwin, Jr.
                              Walter T. Kerwin, Jr., Director


Date:                         By:________________________
                              Howard S. Wilcox, Director