Form 10QSB
period 1995-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1996-02-14
CIK 40570

8



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1995

                               or

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

                                                  Yes  X    No __

     As of January 31, 1996, there were 2,195,985 shares of common stock outstanding.



                 PART I.  FINANCIAL INFORMATION

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                        December 31 September 30
                                               1995         1995
(Dollars in Thousands)                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                   $ 2,582      $ 3,225
Accounts receivable, less allowances
  (Dec. 1995--$312; Sept. 1995--$290)         2,261        1,803
Other current assets                             51           57
  Total current assets                        4,894        5,085

Property and equipment:
Property and equipment, at cost               2,505        2,473
Accumulated depreciation and amortization   (2,167)      (2,141)
  Net property and equipment                    338          332

Other assets                                    385          408

  Total assets                              $ 5,617      $ 5,825


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 1,765      $ 2,169
Other current liabilities                       683          670
  Total current liabilities                   2,448        2,839

Long-term obligations                           422          443

Shareholders' equity:
Common stock, no-par value; authorized --
  5,000,000 shares; issued and outstanding --
  2,195,985 shares                               22           22
Capital in excess of stated value of shares   3,494        3,494
Accumulated deficit                           (769)        (973)
  Total shareholders' equity                  2,747        2,543

  Total liabilities and shareholders' equity$ 5,617      $ 5,825
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                                    Three Months
                                               Ended December 31
(In Thousands, Except Per Share)                   1995     1994

Net revenues:
Permanent placement services                    $ 3,478  $ 2,735
Contract services                                 1,519    1,043
  Net revenues                                    4,997    3,778

Costs and expenses:
Cost of services                                  3,635    2,896
General and administrative                          848      656

Income before income taxes                          514      226
Provision for income taxes                          200       10

Net income                                      $   314  $   216

Net income per share                            $   .14  $   .10
See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                  Three Months
                                              Ended December 31
(In Thousands)                                     1995    1994

Operating activities:
Net income                                        $ 314   $ 216
Noncash costs and expenses                           33    (60)
Changes in current assets and current liabilities -
  Accounts receivable                             (458)     (1)
  Accrued compensation and payroll taxes          (404)   (542)
  Other, net                                         19      33
  Net cash used by operating activities           (496)   (354)

Investing activities                               (37)    (27)

Financing activities:
Cash dividends declared                           (110)     --
Exercises of stock options                           --     126
  Net cash provided (used) by financing activities(110)     126

Decrease in cash and cash equivalents             (643)   (255)
Cash and cash equivalents at beginning of period  3,225   1,843

Cash and cash equivalents at end of period       $2,582  $1,588

Supplementary information:
Income tax payments                              $  218  $   14
See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying financial information for interim periods is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results for the periods. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.


Income Taxes

The effective income tax rate for the 1994 quarter differs from the "expected" rate because of the reversal of a previously-recorded deferred income tax valuation allowance.


Net Income Per Share

Net income per share is based on the average number of common shares outstanding and dilutive stock option shares -- 2,261,865 shares in the December 1995 quarter and 2,234,847 shares in the December 1994 quarter. The number of shares and per-share amounts for the 1994 quarter have been adjusted to reflect a 15% stock dividend paid on November 3, 1995.


Dividends Declared

In November 1995, the Company's board of directors declared a cash dividend of $.05 per common share, payable on January 17, 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Economic Factors and Corporate Strategies

The Company is engaged in providing employment services in major metropolitan business centers throughout the United States. During the 1995 quarter the Company opened one new office, bringing the total number of offices to 25 as of December 31, 1995. The Company has announced its intention to open six additional offices during the remainder of the fiscal year, and this is expected to have a positive effect on net revenues for the future.

One of the Company's corporate strategies since October 1992 has been to market both permanent placement and contract services through all of its offices, thereby providing the Company's customers with a choice of staffing alternatives. This strategy has been a major factor in the Company's revenue growth over the last two years.


The Company's business is strongly affected by the U.S. economy and national hiring levels. During the last two years, the national economy has experienced a period of relatively stable growth and historically low levels of unemployment. The Gross Domestic Product increased at an estimated rate of 3.3% in 1995 and at an average rate of 4.1% in 1994, and the national unemployment rate was 5.6% in December 1995. These economic conditions have been favorable for the Company's business.


Results of Operations

For the three months ended December 31, 1995, consolidated revenues were $4,997,000, up $1,219,000 (32%) from last year's $3,778,000. Permanent placement revenues increased $743,000 (27%), on 8% more placements and an 18% higher average placement fee. Contract service revenues increased $476,000 (46%), due to a 26% increase in billable hours and a 9% higher average hourly billing rate.

The consolidated cost of services for the three months ended December 31, 1995 was $3,635,000, up $739,000 (26%) from 1994.
Agency manager and consultant compensation increased 24%, and salaries of contract service workers increased 35%, as a result of the higher volume of business this year. Payroll taxes and benefits increased 31%; advertising expenses increased 36%; and all other operating costs increased by 7%. As a result, the cost of services as a percent of service revenues decreased 4.0 points, from 76.7% last year to 72.7% this year.

General and administrative expenses for the three months ended December 31, 1995 were $848,000, a $192,000 (29%) increase from
1994. Administrative salaries and benefits increased 35%, while all other general and administrative expenses were up 18% for the period.

There was a $200,000 provision for income taxes in the 1995 period, compared with a $10,000 provision last year. The effective income tax rate for the 1994 quarter differs from the statutory rate because of the reversal of a previously-recorded deferred income tax valuation allowance.

Net income was $314,000, or $.14 per share, in the three months ended December 31, 1995, a $98,000 improvement compared with net income of $216,000, or $ .10 per share, last year.


Financial Condition

During the three months ended December 31, 1995, the Company's cash and cash equivalents decreased by $643,000 to a balance of $2,582,000. Net income provided $314,000 during the period. However, an increase in accounts receivable required $458,000, and a seasonal reduction of accrued payroll liabilities required $404,000. The Company's net working capital was $2,446,000 as of December 31, 1995, compared with $2,246,000 at September 30, 1995, and shareholders' equity was $2,747,000 at December 31, 1995, compared with $2,543,000 last September.

As of December 31, 1995, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.

As of December 31, 1995, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1995. The cost of opening new offices during fiscal 1996 is expected to be minor because the facilities will be leased.




                   PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

No.  Description of Exhibit

 3   By-Laws, as amended November 21, 1995.

10 Resolution of the Board of Directors, adopted November 21, 1995, establishing a Senior Executive Bonus Pool for fiscal 1996.

27   Financial Data Schedule for the three months ended December 31, 1995.


There were no reports on Form 8-K filed during the quarter.



                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  February 13, 1996      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and President


Date:  February 13, 1996      By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Treasurer and Controller