Form 10QSB
period 1996-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1996-05-15
CIK 40570

9



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996

                               or

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

                                                  Yes  X    No __

     As of April 30, 1996, there were 2,197,985 shares of common stock outstanding.


                 PART I.  FINANCIAL INFORMATION

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
                                           March 31 September 30
                                               1996         1995
(Dollars in Thousands)                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                   $ 3,593      $ 3,225
Accounts receivable, less allowances
  (Mar. 1996--$354; Sept. 1995--$290)         2,511        1,803
Other current assets                             74           57
  Total current assets                        6,178        5,085

Property and equipment:
Property and equipment, at cost               2,522        2,473
Accumulated depreciation and amortization   (2,171)      (2,141)
  Net property and equipment                    351          332

Other assets                                    344          408

  Total assets                              $ 6,873      $ 5,825


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 2,683      $ 2,169
Other current liabilities                       678          670
  Total current liabilities                   3,361        2,839

Long-term obligations                           356          443

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000,000 shares; issued and outstanding --
  2,197,985 shares in March 1996 and
  2,195,985 shares in September 1995             22           22
Capital in excess of stated value of shares   3,502        3,494
Accumulated deficit                           (368)        (973)
  Total shareholders' equity                  3,156        2,543

 Total liabilities and shareholders' equity $ 6,873      $ 5,825
See notes to condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months        Six Months
                                Ended March 31    Ended March 31
(In Thousands, Except Per Share)  1996    1995     1996     1995

Net revenues:
Permanent placement services   $ 4,088 $ 2,704  $ 7,566  $ 5,439
Contract services                1,716   1,229    3,235    2,272
  Net revenues                   5,804   3,933   10,801    7,711

Costs and expenses:
Cost of services                 4,116   3,107    7,751    6,003
General and administrative       1,022     657    1,870    1,313

Income before income taxes         666     169    1,180      395
Provision for income taxes         265      10      465       20

Net income                     $   401 $   159  $   715  $   375

Net income per share           $   .18 $   .07  $   .31  $   .17

Average number of shares         2,282   2,247    2,281    2,239
See notes to condensed consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                    Six Months
                                                 Ended March 31
(In Thousands)                                     1996    1995

Operating activities:
Net income                                        $ 715   $ 375
Noncash costs and expenses                           55    (65)
Changes in current assets and current liabilities -
  Accounts receivable                             (708)   (224)
  Accrued compensation and payroll taxes            514       2
  Other, net                                        (9)   (136)
  Net cash provided (used) by operating activities  567    (48)

Net cash used by investing activities              (97)   (111)

Financing activities:
Cash dividends declared                           (110)     --
Exercises of stock options                            8     126
 Net cash provided (used) by financing activities (102)     126

Increase (decrease) in cash and cash equivalents    368    (33)
Cash and cash equivalents at beginning of period  3,225   1,843

Cash and cash equivalents at end of period       $3,593  $1,810

Supplementary information:
Income tax payments                               $ 344     $22
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 1995. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.


Lease Obligations

During the March 1996 quarter, the Company entered into a new lease agreement covering the space for its corporate headquarters. The annual rent expense under the new lease is initially about the same as under the old lease, and the term of the lease is extended until the year 2006. The Company recorded a gain during the quarter of $144,000 due to the write-off of the deferred rent liability associated with the old lease.


Income Taxes

The effective income tax rates for the 1995 fiscal periods differ from the "expected" rates because of reversals of a previously-recorded deferred income tax valuation allowance.


Net Income Per Share

The number of shares and per-share amounts for the 1995 fiscal periods have been adjusted to reflect a 15% stock dividend paid on November 3, 1995.


Common Stock

On February 26, 1996, the Company's shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 5,000,000 to 20,000,000.


Dividends Declared

In November 1995, the Company's board of directors declared a cash dividend of $.05 per common share, payable on January 17, 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Corporate Strategies and Economic Factors

The Company provides permanent placement and contract temporary staffing services for business and industry, specializing in the placement of information technology, engineering, technical and accounting personnel. For the fiscal year ended September 30, 1995, the Company derived 69% of its revenues from permanent placements and 31% of its revenues from contract services. As of March 31, 1996, the Company operated 27 offices located in major metropolitan and business centers in 11 states.

The demand for the Company's services has been strong in recent years. For the three fiscal years ended September 30, 1995, the Company's annual rate of revenue growth was 56% for contract services and 10% for permanent placement services. Management believes that this growth is attributable to three factors. First, it specializes in the fast-growing information technology field. Second, it fills a growing need in the workplace for temporary help. And third, the Company offers its clients the alternative of either temporary or full-time staffing assistance.

The Company's business is also affected by the U.S. economy and national hiring levels. The last two years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the growing demand for the Company's services.

Management expects that this growth trend will continue and that contract services will become the greater portion of the Company's overall business in the future. To accommodate this growth, the Company opened four new employment offices during the first six months of fiscal 1996, and it has plans to open an additional three offices during the last half of the year. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Results of Operations

For the six months ended March 31, 1996, consolidated revenues were $10,801,000, up $3,090,000 (40%) from last year's
$7,711,000. Permanent placement revenues increased $2,127,000 (39%), on 20% more placements and a 16% higher average placement fee. Contract service revenues increased $963,000 (42%), due to a 27% increase in billable hours and a 9% higher average hourly billing rate.

The consolidated cost of services for the six months ended March 31, 1996 was $7,751,000, up $1,748,000 (29%) from 1995. Agency manager and consultant compensation increased 25%, and salaries of contract service workers increased 35%, as a result of the higher volume of business this year. Payroll taxes and benefits increased 28%, and advertising expenses increased 47%. All other operating costs decreased by 3%, primarily because the Company recognized a nonrecurring gain of $144,000 resulting from the negotiation of a new corporate headquarters office lease during fiscal 1996. As a result, the cost of services as a percent of service revenues decreased 6.0 points, from 77.8% last year to 71.8% this year.

General and administrative expenses for the six months ended March 31, 1996 were $1,870,000, which was a $557,000 (42%)
increase from 1995. Administrative salaries and benefits increased 58%, travel and personnel costs increased 65%; and all other general and administrative expenses were up 5% for the period.

There was a $465,000 provision for income taxes in the 1996 period, compared with a $20,000 provision last year. The effective income tax rate for the 1995 period differs from the statutory rate because of the reversal of a previously-recorded deferred income tax valuation allowance.

Net income was $715,000, or $ .31 per share, in the six months ended March 31, 1996, a $340,000 improvement compared with net income of $375,000, or $ .17 per share, last year.


Financial Condition

During the six months ended March 31, 1996, the Company's cash and cash equivalents increased by $368,000 to a balance of $3,593,000. Net income provided $715,000 during the period and an increase in accrued payroll liabilities provided $514,000. However, an increase in accounts receivable required $708,000. In addition, the Company used $97,000 for the acquisition of property and equipment and $110,000 for the payment of cash dividends. The Company's net working capital was $2,817,000 as of March 31, 1996, compared with $2,246,000 at September 30, 1995, and shareholders' equity was $3,156,000 at March 31, 1996, compared with $2,543,000 last September.

As of March 31, 1996, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.

As of March 31, 1996, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1995. The cost of opening new offices during fiscal 1996 is expected to be minor because the facilities will be leased.



                   PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on February 26, 1996, the shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares from 5 million to 20 million shares. There were 1,869,927 shares voted for the adoption, and there were 326,058 shares withheld. In addition, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld are presented below:

  Nominee                    Votes For     Votes Withheld

  Sheldon Brottman           1,948,545        9,716
  Leonard Chavin             1,945,750       12,511
  Delain G. Danehey          1,948,235       10,026
  Herbert Imhoff             1,947,951       10,310
  Herbert F. Imhoff, Jr.     1,947,744       10,517
  Walter T. Kerwin, Jr.      1,947,597       10,664
  Howard S. Wilcox           1,947,997       10,264


Item 6  Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

No.  Description of Exhibit

 3   Articles of Incorporation, as amended February 26, 1996.

27   Financial Data Schedule for the six months ended March 31, 1996.


There were no reports on Form 8-K filed during the quarter.



                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  May 14, 1996           By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and President


Date:  May 14, 1996           By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Treasurer and Controller