Form 10QSB
period 1996-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1996-08-13
CIK 40570

9



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996

                               or

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

                         (630) 954-0400
                   (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No __

     As of July 31, 1996, there were 2,294,872 shares of common stock outstanding.



                 PART I.  FINANCIAL INFORMATION

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
                                            June 30 September 30
                                               1996         1995
(Dollars in Thousands)                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                   $ 4,667      $ 3,225
Accounts receivable, less allowances
  (Jun. 1996--$373; Sept. 1995--$290)         2,818        1,803
Other current assets                             45           57
  Total current assets                        7,530        5,085

Property and equipment:
Property and equipment, at cost               2,558        2,473
Accumulated depreciation and amortization   (2,198)      (2,141)
  Net property and equipment                    360          332

Other assets                                    365          408

Total assets                                $ 8,255      $ 5,825


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 3,123      $ 2,169
Other current liabilities                       586          670
  Total current liabilities                   3,709        2,839

Long-term obligations                           364          443

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000,000 shares; issued and outstanding --
  2,294,872 shares in June 1996 and
  2,195,985 shares in September 1995             23           22
Capital in excess of stated value of shares   4,145        3,494
Retained earnings (accumulated deficit)          14        (973)
  Total shareholders' equity                  4,182        2,543

Total liabilities and shareholders' equity  $ 8,255      $ 5,825
See notes to condensed consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months       Nine Months
                                 Ended June 30     Ended June 30
(In Thousands, Except Per Share)  1996    1995     1996     1995

Net revenues:
Permanent placement services   $ 4,225 $ 3,025  $11,791  $ 8,464
Contract services                1,829   1,437    5,064    3,709
  Net revenues                   6,054   4,462   16,855   12,173

Costs and expenses:
Cost of services                 4,431   3,337   12,182    9,340
General and administrative         996     724    2,866    2,037

Income before income taxes         627     401    1,807      796
Provision for income taxes         245      75      710       95

Net income                     $   382 $   326  $ 1,097  $   701

Net income per share           $   .17 $   .15  $   .49  $   .31
Cash dividends per share            --      --      .05       --

Average number of shares         2,275   2,237    2,243    2,229
See notes to condensed consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                   Nine Months
                                                  Ended June 30
(In Thousands)                                     1996    1995

Operating activities:
Net income                                       $1,097  $  701
Noncash costs and expenses                           76    (91)
Changes in current assets and current liabilities -
  Accounts receivable                           (1,015)   (398)
  Accrued compensation and payroll taxes            954     294
  Other, net                                       (72)    (15)
  Net cash provided by operating activities       1,040     491

Net cash used by investing activities             (140)   (124)

Financing activities:
Cash dividends declared                           (110)      --
Exercises of stock options                          652     188
  Net cash provided by financing activities         542     188

Increase in cash and cash equivalents             1,442     555
Cash and cash equivalents at beginning of period  3,225   1,843

Cash and cash equivalents at end of period       $4,667  $2,398

Supplementary information:
Income tax payments                              $  374  $   30
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


Lease Obligations

Effective February 1, 1996, the Company entered into a new, 10-year lease agreement covering its corporate headquarters office space. The previous lease was scheduled to expire in November 1997. As a result, the Company wrote off a deferred rent liability associated with the previous lease and recorded a $144,000 credit to rent expense during the second quarter of fiscal 1996.

Although the new lease results in about the same amount of annual rent expense as under the previous lease, the new lease results in improved cash flow of aproximately $120,000 per year.


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Corporate Strategies and Economic Factors

The Company provides permanent placement and contract temporary staffing services for business and industry, specializing in the placement of information technology, engineering, technical and accounting personnel. For the nine months ended June 30, 1996, the Company derived 70% of its revenues from permanent placements and 30% of its revenues from contract services. As of June 30, 1996, the Company operated 29 offices located in major metropoli tan and business centers in 12 states.

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

Management expects that this growth trend will continue and that contract services will become the greater portion of the Company's overall business in the future. To accommodate this growth, the Company opened six new employment offices during the first nine months of fiscal 1996. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Results of Operations

For the nine months ended June 30, 1996, consolidated revenues were $16,855,000, up $4,682,000 (38%) from last year's
$12,173,000. Permanent placement revenues increased $3,327,000 (39%), on 18% more placements and a 16% higher average placement fee. Contract service revenues increased $1,355,000 (37%), due to a 24% increase in billable hours and a 6% higher average hourly billing rate.

The consolidated cost of services for the nine months ended June 30, 1996 was $12,182,000, up $2,842,000 (30%) from 1995. Agency manager and consultant compensation increased 37%, and wages of contract service workers increased 29%, as a result of the higher volume of business this year. Payroll taxes and benefits increased 29%, and advertising expenses increased 49%. All other operating costs increased by 4%, which is net of a nonrecurring gain of $144,000 that resulted from the negotiation of a new corporate headquarters office lease during fiscal 1996. As a result, the cost of services as a percent of service revenues decreased 4.4 points, from 76.7% last year to 72.3% this year.

General and administrative expenses for the nine months ended June 30, 1996 were $2,866,000, which was an $829,000 (41%)
increase from 1995. Administrative salaries and benefits increased 49%, travel and personnel costs increased 81%; and all other general and administrative expenses were up 11% for the period.

There was a $710,000 provision for income taxes in the 1996 period, compared with a $95,000 provision last year. The effective income tax rate for the 1995 period differs from the statutory rate because of the reversal of a previously-recorded deferred income tax valuation allowance.

Net income was $1,097,000, or $ .49 per share, in the nine months ended June 30, 1996, a $396,000 improvement compared with net income of $701,000, or $ .31 per share, for the same period last year.


Financial Condition

During the nine months ended June 30, 1996, the Company's cash and cash equivalents increased by $1,442,000 to a balance of $4,667,000. Net income provided $1,097,000 during the period and an increase in accrued payroll liabilities provided $954,000. However, an increase in accounts receivable required $1,015,000. As a result, the net cash provided by operating activities was $1,040,000. During the period, the Company used $140,000 in investing activities, primarily for the acquisition of property and equipment. The issuance of common stock in connection with stock option exercises provided $652,000, and $110,000 was used for the payment of cash dividends. The Company's net working capital was $3,821,000 as of June 30, 1996, compared with $2,246,000 at September 30, 1995, and shareholders' equity was $4,182,000 at June 30, 1996, compared with $2,543,000 last
September.

As of June 30, 1996, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.

As of June 30, 1996, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1995.



                   PART II - OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K


The following exhibit is filed as part of this report:

No.  Description of Exhibit

27   Financial Data Schedule for the nine months ended June 30, 1996.


There were no reports on Form 8-K filed during the quarter.



                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  August 13, 1996        By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and President


Date:  August 13, 1996        By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer