Form 10KSB
period 1996-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1996-11-20
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-KSB

[X]  Annual Report Under Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 [No Fee Required]

          For the fiscal year ended September 30, 1996

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

        For the transition period from _______________ to
                        ________________

                 Commission File Number:  1-5707

              GENERAL EMPLOYMENT ENTERPRISES, INC.
         (Name of small business issuer in its charter)

          Illinois                                  36-6097429
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

One Tower Lane, Suite 2100, Oakbrook Terrace, IL       60181
(Address of principal executive offices)             (Zip Code)

           Issuer's telephone number:  (630) 954-0400

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

   Check if disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form and no
disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                       [X]

   The issuer's revenues for the most recent fiscal year were $23,241,000.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 1, 1996 was $20,277,000. At that date, there were 2,651,796 shares of Common
Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-KSB.

 Transitional small business disclosure format:             Yes ___ No X


                             PART I

Item 1.  Description of Business

General
General Employment Enterprises, Inc. (the "Company") was incorporated in the State of Illinois in 1962 and is the successor to employment agencies doing business since 1893. The Company operated its employment agencies as separate subsidiary corporations and maintained their separate identities until 1985, when the subsidiaries were merged into the parent corporation.
In 1987 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. The principal executive office of the Company is located at One Tower Lane, Suite 2100, Oakbrook Terrace, Illinois.


Services Provided
The Company provides permanent placement employment services and temporary contract staffing services. In recent years, the Company has focused on professional staffing, particularly in the areas of information technology, engineering and accounting.

The Company's permanent placement division places applicants into regular, full-time jobs with client-employers. The Company charges a fee for successful placements that is based on a percentage of the applicant's projected annual salary.

The Company's contract services division places its professional employees on temporary assignments, under contracts with client companies. Contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of three months to one year. Fees for these services are billed on an hourly basis.

Management believes that the combination of these two services provides a strong marketing opportunity, because it offers customers a variety of staffing alternatives that includes permanent staffing, temporary staffing and a "try before you buy" approach to hiring. In fiscal 1996, the Company derived 70% of its revenues from permanent placement services and 30% from contract services.


Marketing and Recruiting
The Company markets its services using the trade names General Employment, Omni One, Business Management Personnel and Triad Personnel Services. As of September 30, 1996, it operated 29 offices located in downtown or suburban areas of major U.S. cities. Twenty-seven of the offices provided both permanent placement and contract services, and two of the offices specialized in contract services only. The offices were concentrated in California (8) and Illinois (7), with two offices each in Pennsylvania, Arizona, Indiana and Texas and one office each in Florida, Georgia, Massachusetts, Michigan, North Carolina and Ohio.

The Company markets its services to prospective clients primarily through telephone marketing by its employment consultants and through mailing of employment bulletins.

Prospective applicants are recruited through telephone contact by the Company's employment consultants and through newspaper advertising. The Company uses a proprietary computer program to assist with tracking applicants and matching them with job openings. The Company screens and interviews all applicants who are presented to its clients.

No single client accounts for more than 3% of the Company's revenues.


Competition
The permanent placement industry is characterized by a large number of highly competitive sole-proprietorship operations. The contract services industry is highly competitive and consists of local, regional and national competitors.

Because the Company operates primarily with professional staffing positions, it competes by providing service through attention to quality and service. This is done by providing quality applicants who are well matched for the open position, by responding quickly to client requests and by establishing offices in convenient locations. Pricing is considered to be secondary to service as a competitive factor.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Chicago, Los Angeles, San Francisco, Philadelphia, Indianapolis, and Phoenix markets help to provide better client services in those areas through convenient office locations and the sharing of assignments.


Regulation
Employment agency service companies are regulated by four of the states in which the Company operates. Licenses are issued on a year-to-year basis. As of September 30, 1996, the Company held current licenses for all of the offices that were required to have them.


Employees
As of September 30, 1996, the Company had approximately 240 regular employees and 120 contract service employees.


Item 2.  Description of Properties

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building in Oakbrook Terrace, Illinois. The Company leases 12,900 square feet of space at this location, under a lease that will expire in January 2006.

The Company's staffing offices are located in downtown metropolitan and suburban business centers conducive to the Company's business. Generally, the Company enters into six-month leases for new locations, using shared office facilities whenever possible. Established offices are operated from leased space ranging from 1,000 to 2,000 square feet, generally for periods of one to five years, with cancellation clauses after certain periods of occupancy. Management believes that existing facilities are adequate for the Company's current needs.

The Company owns most of the furniture and office equipment which is used at its headquarters and employment offices, and leases some office equipment. All of the furniture and office equipment is considered to be in good condition and is adequately covered by insurance.

Additional lease information is set forth in "Lease Obligations" in the notes to consolidated financial statements.


Item 3.  Legal Proceedings

As of September 30, 1996, there were no material legal proceedings pending against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Information regarding this item is contained in the Company's financial statements presented in this report.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Corporate Strategies and Economic Factors
The Company provides permanent placement and contract temporary staffing services for business and industry, specializing in the placement of professional information technology, engineering, technical and accounting personnel. For the year ended September 30, 1996, the Company derived 70% of its revenues from permanent placements and 30% of its revenues from contract services. As of September 30, 1996, the Company operated 29 offices located in major metropolitan and business centers in 12 states.

The demand for the Company's services has been strong in recent years. For the three fiscal years ended September 30, 1996, the Company's average annual rate of revenue growth was 43% for contract services and 24% for permanent placement services. Management believes that this growth is attributable to three factors. First, the Company specializes in the fast-growing information technology field. Second, it fills a growing need in the workplace for temporary help. And third, the Company offers its clients the alternative of either temporary or full-time staffing assistance.

The Company's business is also affected by the U.S. economy and national hiring levels. The last two years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the growing demand for the Company's services.

Management expects that this growth trend will continue and that contract services will become the greater portion of the Company's overall business in the future. To help generate this growth, the Company opened six new branch offices during fiscal 1996 and has plans to open an additional six offices during fiscal 1997. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Fiscal 1996 Results of Operations
For the year ended September 30, 1996, consolidated revenues were $23,241,000, up $6,497,000 (39%) from last year's $16,744,000.
Permanent placement revenues increased $4,721,000 (41%), due to an 18% increase in the number of placements and a 17% higher average placement fee. Contract service revenues increased $1,776,000 (35%) primarily due to a 20% increase in billable hours and a 7% higher average hourly billing rate. The higher volume of business in 1996 is due to a combination of greater productivity in established offices and the opening of six new offices during the year.

The consolidated cost of services for the year ended September 30, 1996 was $16,717,000, up $4,065,000 (32%) from $12,652,000 in
1995. Branch manager and consultant compensation increased 41%, and the payroll for contract service workers increased 26%, as a result of the higher volume of business this year. Payroll taxes and benefits increased 25%, and recruitment advertising expenses increased 50%. All other operating costs increased by 10%, which is net of a nonrecurring gain of $144,000 that resulted from the negotiation of a new corporate headquarters office lease during
fiscal 1996.   As a result, the cost of services as a percent of
service revenues decreased 3.7 points, from 75.6% last year to 71.9% this year.

General and administrative expenses for the year ended September
30, 1996 were $3,813,000, which was a $939,000 (33%) increase from 1995. Administrative compensation increased 43%; travel and personnel costs increased 44%; and all other general and administrative expenses were up 3% for the period.

Because of the improved profit margins, the Company's pretax income increased by $1,493,000 (123%) for the year, from $1,218,000 in 1995 to $2,711,000 in 1996.

There was a $1,070,000 provision for income taxes in fiscal 1996, compared with a $150,000 provision for income taxes last year.
The effective income tax rate for 1995 differed from the statutory rate because of the reversal of a previously-recorded deferred income tax valuation allowance.

Net income was $1,641,000, or $ .63 per share, for the year ended
September 30, 1996, a $573,000 (54%) improvement compared with net income of $1,068,000, or $ .42 per share, last year.


Fiscal 1995 Results of Operations
For the year ended September 30, 1995, consolidated revenues were $16,744,000, up $2,548,000 (18%) from $14,196,000 the prior year.
Permanent placement revenues increased $1,453,000 (14%), due to a 19% higher average placement fee and 3% fewer placements. Contract service revenues increased $1,095,000 (27%) primarily due to a 27% higher average hourly billing rate. The higher fees and billing rates in 1995 were the result of placing more highly-compensated individuals than the prior year.

The consolidated cost of services for the year ended September 30, 1995 was $12,652,000, up $1,596,000 (14%) from $11,056,000 in
1994. Branch manager and consultant compensation increased 14%, and the payroll for contract service workers increased 30%, as a result of the higher volume of business. Payroll taxes and benefits increased 13%; recruitment advertising expenses increased 20%; and all other operating costs decreased 4% from the prior year. As a result, the cost of services as a percent of service revenues decreased 2.3 points, from 77.9% in 1994 to 75.6% in 1995.

General and administrative expenses for the year ended September
30, 1995 were $2,874,000, a $397,000 (16%) increase from 1994.

There was a $150,000 provision for income taxes in fiscal 1995, and there was no provision for income taxes in fiscal 1994. The effective tax rates differed from statutory tax rates because of reversals of a previously-recorded deferred income tax valuation allowance.

Net income was $1,068,000, or $.42 per share, for the year ended
September 30, 1995, a $405,000 improvement compared with net income of $663,000, or $ .26 per share in 1994.


Financial Condition
During the year ended September 30, 1996, the Company's cash and cash equivalents increased by $2,839,000 to a balance of $6,064,000. Net income provided $1,641,000 during the year, and an increase in accrued payroll liabilities provided $1,341,000. However, an increase in accounts receivable required $886,000. As a result, the net cash provided by operating activities was $2,473,000. During the year, the Company used $263,000 in investing activities, primarily for the acquisition of property and equipment. The issuance of common stock in connection with stock option exercises provided $739,000, and $110,000 was used for the payment of a cash dividend. The Company's net working capital was $4,410,000 as of September 30, 1996, compared with $2,246,000 at September 30, 1995, and shareholders' equity was $4,806,000 at September 30, 1996, compared with $2,543,000 last
September.

As of September 30, 1996, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.

As of September 30, 1996, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements.


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


                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning directors of the registrant is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference.
The executive officers and key employees of the Company, and their ages as of September 30, 1996, are as follows:

        Name               Age  Position
        Herbert F. Imhoff   70  Chairman of the Board and President
        Gregory Chrisos     40  Vice President - Triad Personnel Services, Inc.
        Nancy C. Frohnmaier 52  Vice President and Corporate Secretary
        Herbert F.
          Imhoff, Jr.       46  Executive Vice President and General Counsel
        Marilyn L. White    46  Vice President, Permanent Placement Operations
        Kent M. Yauch       49  Chief Financial Officer and Treasurer


Herbert F. Imhoff has been Chairman of the Board since 1968 and President of the Company since 1964. Gregory Chrisos was named Vice President of Triad on October 1, 1996 and prior to that served as branch manager of the Company's Woburn, Massachusetts office since 1990. Nancy C. Frohnmaier has been Vice President since February 1995 and Corporate Secretary since 1985. Herbert
F. Imhoff, Jr. has been Executive Vice President since 1986 and the Company's General Counsel since 1982. Marilyn L. White was elected Vice President in August of 1996; prior to that she served in numerous management capacities, most recently as General Manager of the Company's Permanent Placement Division. Kent M. Yauch has been Treasurer of the Company since 1991 and was named Chief Financial Officer in August of 1996.

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

There were no reports filed on Form 8-K during the quarter ended
September 30, 1996.


                 REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



                                   /s/   Ernst & Young LLP

November 7, 1996



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                              As of September 30
(In Thousands)                                 1996         1995
ASSETS
Current assets:
Cash and cash equivalents                    $6,064       $3,225
Accounts receivable, less allowances
  (1996--$341; 1995--$290)                    2,746        1,860
  Total current assets                        8,810        5,085

Property and equipment:
Furniture, fixtures and equipment             2,588        2,473
Accumulated depreciation                     (2,227)      (2,141)
  Net property and equipment                    361          332

Other assets:
Deferred income taxes                           179          259
Other assets                                    231          149

  Total assets                               $9,581       $5,825


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $  386       $  238
Accrued compensation and payroll taxes        3,510        2,169
Accrued income taxes                            401          227
Other current liabilities                       103          205
  Total current liabilities                   4,400        2,839

Long-term obligations:
Deferred rent                                    23           96
Retirement benefits                             352          347

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  2,652 shares in 1996 and
  2,196 shares in 1995                           27           22
Capital in excess of stated value of shares   4,228        3,494
Retained earnings (accumulated deficit)         551         (973)
     Total shareholders' equity               4,806        2,543

  Total liabilities and shareholders' equity $9,581       $5,825
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME
                                         Year Ended September 30
(In Thousands, Except Per Share)          1996     1995     1994

Net revenues:
Permanent placement services           $16,339  $11,618  $10,165
Contract services                        6,902    5,126    4,031

  Net revenues                          23,241   16,744   14,196

Costs and expenses:
Cost of services                        16,717   12,652   11,056
General and administrative               3,813    2,874    2,477

Income before income taxes               2,711    1,218      663

Provision for income taxes               1,070      150       --

Net income                             $ 1,641  $ 1,068   $  663

Net income per share                   $   .63  $   .42   $  .26

Average number of common shares          2,596    2,545    2,543
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         Year Ended September 30
(In Thousands)                            1996      1995    1994

Operating activities:
Net income                              $1,641   $ 1,068  $  663
Depreciation expense                       141       162     170
Deferred income taxes                       80     (245)    (14)
Deferred rent and other items             (64)     (109)    (39)
Changes in current assets and
     current liabilities -
  Accounts receivable                    (886)     (148)   (659)
  Accrued compensation and payroll taxes 1,341       390     833
  Accrued income taxes                     174       190      22
  Other current liabilities                 46      (78)      20

  Net cash provided by operating
    activities                           2,473     1,230     996

Investing activities:
Acquisition of property and equipment    (160)     (122)   (104)
Other, net                               (103)      (51)   ( 34)

  Net cash used by investing activities  (263)     (173)   (138)

Financing activities:
Exercises of stock options                 739       325      --
Cash dividend declared                   (110)        --      --

Net cash provided by financing activities  629       325      --

Increase in cash and cash equivalents    2,839     1,382     858
Cash and cash equivalents at beginning
  of year                                3,225     1,843     985

Cash and cash equivalents at end
  of year                               $6,064    $3,225  $1,843
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        Year Ended September 30
(In Thousands)                             1996    1995    1994

Common shares outstanding:
Number at beginning of year               2,196   1,830   1,592
Stock dividend declared                     346     286     238
Exercises of stock options                  110      80      --

Number at end of year                     2,652   2,196   1,830

Common stock:
Balance at beginning of year             $   22  $   18  $   16
Stock dividend declared                       4       3       2
Exercises of stock options                    1       1      --

Balance at end of year                   $   27  $   22  $   18

Capital in excess of stated value:
Balance at beginning of year             $3,494  $3,173  $3,175
Stock dividend declared                     (4)     (3)     (2)
Exercises of stock options                  738     324      --

Balance at end of year                   $4,228  $3,494  $3,173

Retained earnings (accumulated deficit):
Balance at beginning of year            $ (973)$(2,038)$(2,697)
Net income                                1,641   1,068     663
Cash dividend declared                    (110)      --      --
Stock dividend declared                     (7)     (3)     (4)

Balance at end of year                   $  551 $ (973)$(2,038)
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

General Employment Enterprises, Inc. (the "Company") and its wholly-owned subsidiary, Triad Personnel Services, Inc., are engaged in providing employment services through a network of branch offices located in major metropolitan areas throughout the United States. The Company's services include placing individuals with client-employers on either a permanent or temporary basis.


Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.


Estimates and Assumptions
Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported.
Actual results could differ from those estimates.


Revenues from Services
Placement fees are recognized as income at the time applicants accept employment. Provision is made for estimated losses in realization, principally due to applicants not remaining in employment for a guarantee period. Contract service revenues are recognized when work is performed.


Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


Net Income Per Share
Net income per share is based on the average number of common shares and dilutive stock option shares outstanding.


Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All cash equivalents are classified as available for sale and are recorded at fair value. Realized and unrealized gains and losses are not significant.

The investment portfolio consists of U.S. government agency and other investment grade securities.


Property and Equipment
Furniture, fixtures and equipment are stated at cost.  The
Company provides for depreciation on a straight-line basis over estimated useful lives of three to ten years.


Deferred Rent
Under the terms of certain office leases, the Company makes no rent payments or reduced rent payments during the initial portion of the lease periods. In these cases, the Company recognizes rent expense ratably over the life of the lease, and the excess of rent expense over rent payments during these initial periods is recorded as a liability on the balance sheet.


Stock Options
The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, there is no compensation expense to the Company when stock options are granted at prices equal to the fair market value at the date of grant. Proceeds on exercises of stock options and the associated income tax benefits are credited to shareholders' equity when received.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, companies can elect either to account for stock-based compensation plans using a fair-value-based method, or to continue measuring compensation expense for those plans using the method prescribed in APB 25 and to make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

The Company anticipates continuing to account for stock-based compensation using the APB 25 method, and the pro forma disclosures required by SFAS 123 will be reflected in the Company's 1997 consolidated financial statements.


Income Taxes

The components of the provision for income taxes are as follows:
(In Thousands)                         1996       1995      1994

Current tax provision                $  990     $  395     $  14

Deferred taxes related to:
  Temporary differences                  87         89        90
  Loss carryforwards                      4         34       190
  Valuation allowance                  (11)      (368)     (294)

  Deferred tax provision (credit)        80      (245)     ( 14)

  Provision for income taxes         $1,070     $  150     $  --


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                          1996      1995      1994

Income tax at statutory
  federal tax rate                    $  922    $  414   $   225
State income taxes, less
  federal benefit                        125        --        --
Reduction of valuation allowance
  related to federal tax                  --     (272)     (229)
Other                                     23         8         4

  Provision for income taxes          $1,070    $  150    $   --


The net asset balance of deferred income taxes as of September 30 related to the following temporary differences:

(In Thousands)                                    1996      1995

Retirement benefits                             $  134    $  134
Accrued vacation                                    69        52
Deferred rent                                       11        65
Other                                              (35)        8

  Net deferred tax asset                        $  179    $  259


The Company made income tax payments of $431,000 in 1996 and $32,000 in 1995.

The income tax benefit resulting from exercises of stock options reduced income taxes payable and increased shareholders' equity by $385,000 in 1996 and $168,000 in 1995.


Line of Credit

The Company has a loan agreement with a bank, renewable annually, that makes a $1,000,000 line of credit available to the Company for working capital purposes. Under the terms of the agreement, borrowings would be secured by accounts receivable and would bear interest at the prime rate. There were no borrowings outstanding under the line of credit as of September 30, 1996 and 1995.


Lease Obligations

The Company leases space for all of its 29 branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. The employment offices are generally leased over periods from six months to five years. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index.

In February 1996, the Company entered into a new, 10-year lease agreement covering its corporate headquarters office space. The previous lease was scheduled to expire in November 1997. As a result, the Company wrote off a deferred rent liability associated with the previous lease and recorded a $144,000 credit to rent expense.

Rent expense was $933,000 in 1996, $1,028,000 in 1995 and
$1,065,000 in 1994.
As of September 30, 1996, future minimum lease payments
(including deferred rent payments) under lease agreements having initial terms in excess of one year were: 1997 - $896,000, 1998 -
$742,000, 1999 - $634,000, 2000 - $536,000, 2001 - $440,000, and
beyond 2001 - $2,112,000.


Retirement Benefits

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. The Company also has agreements with an officer and a retiree to provide defined benefits at the individual's retirement, death, or termination. The Company's accumulated obligation under these defined benefit arrangements was $419,000 as of September 30, 1996 and $429,000 as of September 30, 1995, all of which was vested. These benefits are unfunded, and the Company has recorded a liability for the present value of the obligations at a discount rate of 7.25% in 1996 and 7.5% in 1995. The total cost of both retirement plans was $84,000 in 1996, $43,000 in 1995 and $60,000 in 1994.


Preferred Stock

As of September 30, 1996 there were 100,000 shares of preferred stock authorized, including 50,000 shares that were designated as Series A Junior Participating Preferred Stock. The Series A shares are reserved for issuance pursuant to the Company's share purchase rights plan. None of the preferred shares have been issued.


Common Stock

The Company declared 15% stock dividends in September 1996, 1995 and 1994. All per share amounts have been adjusted to reflect the dividends.

The Company declared a special cash dividend of $ .04 per share on its common stock in November 1995.


Stock Options

Under the Company's 1995 Stock Option Plan, the Stock Option Committee of the Board of Directors has the authority to grant up to 100,000 shares (subject to adjustment) of incentive or nonstatutory stock options to officers and employees of the Company. The option prices, vesting conditions and exercise periods (up to ten years) are determined by the Committee at the date of grant.

Under the Company's Stock Option Plan approved in 1992, options on 140,000 shares (subject to adjustment) were granted to directors and key employees of the Company.

Pursuant to anti-dilution provisions of the stock option plans, the number of shares and the option prices per share have been adjusted for the effect of the Company's stock dividends. A summary of outstanding stock options is as follows:

(In Thousands, Except Per Share)         1996      1995     1994

Number of shares outstanding:
  Beginning of year                       117       210      210
  Granted                                  49        13       --
  Exercised                             (127)     (106)       --

  End of year                              39       117      210

Weighted average option prices per share:
  Granted during the year               $5.96     $4.54    $  --
  Exercised during the year              2.78      1.48       --
  Outstanding at end of year             3.89      1.83     1.48

All outstanding stock options as of September 30,1996 were at option prices equal to the fair market value at the date of grant and expire ten years from the date of grant. As of September 30, 1996, 26,000 of the outstanding options were exercisable, and there were 70,000 additional shares available for grant.


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


Quarterly Data (Unaudited)

Financial and stock market data for each of the quarters of the Company's last two fiscal years are summarized below:

                                 First   Second    Third  Fourth
(In Thousands, Except Per Share)Quarter Quarter  Quarter Quarter

Fiscal 1996:
Net revenues                   $ 4,997  $ 5,804  $ 6,054 $ 6,386
Cost of services                 3,635    4,116    4,431   4,535
General and administrative
  expenses                         848    1,022      996     947

Income before income taxes         514      666      627     904
Provision for income taxes         200      265      245     360

Net income                     $   314  $   401  $   382 $   544

Net income per share           $  0.12  $  0.15  $  0.15 $  0.20

Market prices per share:
  High                            6.85     7.99    16.20   12.07
  Low                             4.29     4.46     7.61    7.61
  Close                           4.57     7.72     9.78   11.30


Fiscal 1995:
Net revenues                   $ 3,778  $ 3,933  $ 4,462 $ 4,571
Cost of services                 2,896    3,107    3,337   3,312
General and administrative
  expenses                         656      657      724     837

Income before income taxes         226      169      401     422
Provision for income taxes          10       10       75      55

Net income                     $   216  $   159  $   326 $   367

Net income per share           $  0.08  $  0.06  $  0.13 $  0.14

Market prices per share:
  High                            8.79     7.66     6.99    6.52
  Low                             4.16     4.16     3.88    4.44
  Close                           6.33     5.48     4.49    5.86

The second quarter of fiscal 1996 includes a $144,000 pretax gain on lease termination.

The Company's common stock is traded on the American Stock
Exchange under the trading symbol JOB. There were 1,064 holders of record as of November 1, 1996.



                          EXHIBIT INDEX

No.  Description of Exhibit

3(a) Articles of Incorporation and amendments thereto.
     Incorporated by reference from Exhibit 3 to the Registrant's
     Quarterly Report on Form 10-QSB for the quarter ended March
     31, 1996, File No. 1-5707.

3(b) By-Laws, as amended November 21, 1995. Incorporated by reference from Exhibit 3 to the Registrant's Quarterly
     Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 1-5707.

10(a)Amended and Restated Defined Benefit Deferred Compensation and Salary Continuation Agreement with Herbert F. Imhoff.
     Incorporated by reference from Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(b)Defined Benefit Deferred Compensation and Salary
     Continuation Agreement with John A. Stephenson.
     Incorporated by reference from Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30 1980, File No. 1-5707.

10(c)Employment contract with Herbert F. Imhoff.
     Incorporated by reference from Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1981, File No. 1-5707.

10(d)Senior Executive Agreement with Herbert F. Imhoff dated May 22, 1990. Incorporated by reference from Exhibit
     10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(e)Senior Executive Agreement with Herbert F. Imhoff,
     Jr. dated May 22, 1990.  Incorporated by reference from
     Exhibit 10(f) to the Registrant's Quarterly Report on Form
     10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(f)Key Manager Plan, adopted May 22, 1990.
     Incorporated by reference from Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, File No. 1-5707.

10(g)Rights Agreement with The First National Bank of Chicago as
     Rights Agent, dated as of February 12, 1990. Incorporated by reference from Exhibit (1) of Registration on Form 8-A dated February 19, 1990.

10(h)Settlement Agreement with Leonard Chavin dated as of September 27, 1991. Incorporated by reference from Exhibit
     10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(i)First Amendment to Rights Agreement with The First National
     Bank of Chicago as Rights Agent, dated as of September 27, 1991. Incorporated by reference from Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(j)Agreement with Sheldon Brottman dated October 3, 1991.
     Incorporated by reference from Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(k)General Employment Enterprises, Inc. Stock
     Option Plan. Incorporated by reference from Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated March
     3, 1992, Registration No. 33-46124.

10(l)Agreement with Leonard and Marlene Chavin dated as of October 1, 1993. Incorporated by reference from Exhibit 10(m) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1993, File No. 1-5707.

10(m)General Employment Enterprises, Inc. 1995
     Stock Option Plan.  Incorporated by reference from Exhibit
     4.1 to the Registrant's Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10(n)Resolution of the Board of Directors, adopted November 21,
     1995, establishing a Senior Executive Bonus Pool for fiscal 1996. Incorporated by reference from Exhibit 10 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995, File No. 1-5707.

23   Consent of Independent Auditors.



                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 18, 1996      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 18, 1996      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and President
                              Principal executive officer


Date:  November 18, 1996      By:   /s/  Herbert F. Imhoff, Jr.
                              Herbert F. Imhoff, Jr.
                              Executive Vice President and Director


Date:  November 18, 1996      By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer and Treasurer
                              Principal financial and accounting officer


Date:  November 18, 1996      By:   /s/  Sheldon Brottman
                              Sheldon Brottman, Director


Date:  November 18, 1996      By:   /s/  Leonard Chavin
                              Leonard Chavin, Director


Date:  November 18, 1996      By:   /s/  Delain G. Danehey
                              Delain G. Danehey, Director


Date:  November 18, 1996      By:   /s/  Walter K. Kerwin, Jr.
                              Walter T. Kerwin, Jr., Director


Date:  November 18, 1996      By:   /s/  Howard S. Wilcox
                              Howard S. Wilcox, Director