Form 10QSB
period 1996-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1997-02-11
CIK 40570

9



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1996

                               or

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

                                                  Yes  X    No __

     As of January 31, 1997, there were 2,651,796 shares of common stock outstanding.


                 PART I.  FINANCIAL INFORMATION

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

                                        December 31 September 30
(In Thousands)                                 1996         1996
ASSETS
Current assets:
Cash and cash equivalents                   $ 4,888      $ 6,064
Accounts receivable, less allowances
  (Dec. 1996--$321; Sept. 1996--$341)         2,613        2,746
  Total current assets                        7,501        8,810

Property and equipment, net                     381          361

Other assets                                    456          410

  Total assets                              $ 8,338      $ 9,581


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 2,036      $ 3,510
Other current liabilities                       847          890
  Total current liabilities                   2,883        4,400

Long-term obligations                           384          375

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  2,652 shares                                   27           27
Capital in excess of stated value of shares   4,228        4,228
Retained earnings                               816          551
  Total shareholders' equity                  5,071        4,806

Total liabilities and shareholders' equity  $ 8,338      $ 9,581
See notes to condensed consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                    Three Months
                                               Ended December 31
(In Thousands, Except Per Share)                   1996     1995

Net revenues:
Permanent placement services                    $ 4,259  $ 3,478
Contract services                                 1,645    1,519

Net revenues                                      5,904    4,997

Costs and expenses:
Cost of services                                  4,282    3,635
General and administrative                          918      848

Income before income taxes                          704      514
Provision for income taxes                          280      200

Net income                                      $   424  $   314

Net income per share                            $   .16  $   .12

Average number of shares                          2,677    2,601
See notes to condensed consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                  Three Months
                                              Ended December 31
(In Thousands)                                     1996    1995

Operating activities:
Net income                                      $   424 $   314
Noncash costs and expenses                           22      33
Changes in current assets and current liabilities -
  Accounts receivable                               133   (458)
  Accrued compensation and payroll taxes        (1,474)   (404)
  Other current liabilities                        (43)      19
  Net cash used by operating activities           (938)   (496)

Net cash used by investing activities              (79)    (37)

Net cash used by financing activities             (159)   (110)

Decrease in cash and cash equivalents           (1,176)   (643)
Cash and cash equivalents at beginning of period  6,064   3,225

Cash and cash equivalents at end of period      $ 4,888 $ 2,582
See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.


Common Stock

The Company declared a 15% stock dividend in September 1996, payable on November 1, 1996. All per share amounts have been adjusted to reflect the dividend.

The Company declared a special cash dividend on its common stock of $ .06 per share in the December 1996 quarter and $ .04 per share in the December 1995 quarter.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Corporate Strategies and Economic Factors

The Company provides permanent placement and contract temporary staffing services for business and industry, specializing in the placement of information technology, engineering, technical and accounting personnel. For the year ended September 30, 1996, the Company derived 70% of its revenues from permanent placements and 30% of its revenues from contract services. As of December 31, 1996, the Company operated 31 offices located in major metropoli tan and business centers in 12 states.

The demand for the Company's services has been strong in recent years. For the three fiscal years ended September 30, 1996, the Company's annual rate of revenue growth was 43% for contract services and 24% for permanent placement services. Management believes that this growth is attributable to three factors. First, the Company specializes in the fast-growing information technology field. Second, it fills a growing need in the workplace for temporary help. And third, it offers its clients the alternative of either temporary or full-time staffing assistance.

The Company's business is also affected by the U.S. economy and national hiring levels. The last two years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the growing demand for the Company's services.

Management expects that this growth trend will continue in the future. To help generate this growth, the Company opened six new branch offices during fiscal 1996 and has plans to open an additional eight new offices during fiscal 1997. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Results of Operations

For the three months ended December 31, 1996, consolidated revenues were $5,904,000, up $907,000 (18%) from last year's $4,997,000. Permanent placement revenues increased $781,000 (22%), on 12% more placements and an 11% higher average placement fee. Although contract billable hours were down 7% for the period, contract service revenues increased $126,000 (8%), due to a 16% higher average hourly billing rate.

The consolidated cost of services for the three months ended December 31, 1996 was $4,282,000, up $647,000 (18%) from 1995.
Branch manager and consultant compensation increased 24%, and the payroll for contract service workers increased 9%, as a result of the higher volume of business this year. Advertising expenses increased 33%, and all other operating costs increased by 10%. The cost of services as a percent of service revenues was 72.5%, about the same as last year.

General and administrative expenses for the three months ended
December 31, 1996 were $918,000, which was a $70,000 (8%)
increase from 1995.

Pretax income was $704,000 for the 1996 period, a $190,000 (37%) increase from 1995. After taxes, net income was $424,000, or $
 .16 per share, for the three months ended December 31, 1996, a $110,000 (35%) improvement compared with net income of $314,000, or $ .12 per share, for the same period last year.


Financial Condition

During the three months ended December 31, 1996, the Company's cash and cash equivalents decreased by $1,176,000 to a balance of $4,888,000. The primary reason for this decrease was an expected use of funds to pay accrued compensation and payroll tax liabilities of $1,474,000. Net income for the quarter provided $424,000. As a result, the net cash used by operating activities was $938,000. During the period, the Company used $79,000 in investing activities, primarily for the acquisition of property and equipment, and $159,000 for the payment of cash dividends. The Company's net working capital was $4,618,000 as of December 31, 1996, compared with $4,410,000 at September 30, 1996, and shareholders' equity was $5,071,000 at December 31, 1996, compared with $4,806,000 last September.

As of December 31, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.

As of December 31, 1996, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.



                   PART II - OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K


The following exhibits are filed as part of this report:

No.  Description of Exhibit


10 Resolution of the Board of Directors adopted November 18, 1996, as amended, establishing a Senior Executive Bonus Pool for fiscal 1997.


27   Financial Data Schedule for the three months ended December 31, 1996.


There were no reports on Form 8-K filed during the quarter.



                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  February 10, 1997      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and President


Date:  February 10, 1997      By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer