Form 10QSB
period 1997-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1997-05-02
CIK 40570

9



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1997

                               or

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

  One Tower Lane, Suite 2100, Oakbrook Terrace, Illinois 60181
            (Address of principal executive offices)

                         (630) 954-0400
                   (Issuer's telephone number)



     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No __

     As of April 30, 1997, there were 2,651,796 shares of common stock outstanding.



                 PART I.  FINANCIAL INFORMATION

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                           March 31 September 30
(In thousands)                                 1997         1996
ASSETS
Current assets:
Cash and cash equivalents                   $ 5,559      $ 6,064
Accounts receivable, less allowances
  (Mar. 1997--$386; Sept. 1996--$341)         3,345        2,746
  Total current assets                        8,904        8,810

Property and equipment:
Furniture, fixtures and equipment             2,669        2,588
Accumulated depreciation                    (2,243)      (2,227)
  Net property and equipment                    426          361

Other assets                                    488          410

  Total assets                              $ 9,818      $ 9,581


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 3,102      $ 3,510
Other current liabilities                       549          890
  Total current liabilities                   3,651        4,400

Long-term obligations                           421          375

Shareholders' equity:
Common stock, no-par value;
  authorized -- 20,000 shares;
  issued and outstanding -- 2,652 shares         27           27
Capital in excess of stated value of shares   4,228        4,228
Retained earnings                             1,491          551
  Total shareholders' equity                  5,746        4,806

  Total liabilities and shareholders' equity$ 9,818      $ 9,581
See notes to condensed consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months        Six Months
                                Ended March 31    Ended March 31
(In Thousands, Except Per Share)  1997    1996     1997     1996

Net revenues:
Permanent placement services   $ 5,134 $ 4,088  $ 9,393  $ 7,566
Contract services                2,192   1,716    3,837    3,235

  Net revenues                   7,326   5,804   13,230   10,801

Costs and expenses:
Cost of services                 5,202   4,116    9,484    7,751
General and administrative         999   1,022    1,917    1,870

Income before income taxes       1,125     666    1,829    1,180
Provision for income taxes         450     265      730      465

Net income                     $   675 $   401  $ 1,099   $  715

Net income per share           $   .25 $   .15  $   .41   $  .27

Average number of shares         2,675   2,623    2,676    2,623
See notes to condensed consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                    Six Months
                                                 Ended March 31
(In Thousands)                                     1997    1996

Operating activities:
Net income                                      $ 1,099  $  715
Noncash costs and expenses                          109      55
Changes in current assets and
 current liabilities -
  Accounts receivable                             (599)   (708)
  Accrued compensation and payroll taxes          (408)     514
  Other current liabilities                       (341)     (9)
  Net cash provided (used) by
   operating activities                           (140)     567

Net cash used by investing activities             (206)    (97)

Net cash used by financing activities             (159)   (102)

Increase (decrease) in cash and cash equivalents  (505)     368
Cash and cash equivalents at beginning of period  6,064   3,225

Cash and cash equivalents at end of period       $5,559  $3,593
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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Corporate Strategies and Economic Factors

The Company provides permanent placement and contract temporary staffing services for business and industry, specializing in the placement of information technology, engineering, technical and accounting personnel. For the fiscal year ended September 30, 1996, the Company derived 70% of its revenues from permanent placements and 30% of its revenues from contract services. As of March 31, 1997, the Company operated 33 branch offices located in major metropolitan and business centers in 13 states.

The demand for the Company's services has been strong in recent years. For the three fiscal years ended September 30, 1996, the Company's annual rate of revenue growth was 43% for contract services and 24% for permanent placement services. Management believes that this growth is attributable to three factors. First, the Company specializes in the fast-growing information technology field. Second, it fills a growing need in the workplace for contract temporary help. And third, the Company offers its clients the alternative of either temporary or full-time staffing assistance.

The Company's business is affected by the U.S. economy and national hiring levels. The last two years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the growing demand for the Company's services.

Management expects that the Company's growth trend will continue in the future. To help generate this growth, the Company opened six new branch offices during fiscal 1996 and four new branch offices during the first six months of fiscal 1997. The Company plans to open a total of eight new offices during fiscal 1997, another 12 offices during fiscal 1998 and 16 new branches during fiscal 1999. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Second Quarter Results of Operations

For the three months ended March 31, 1997, consolidated revenues were $7,326,000, up $1,522,000 (26%) from last year's $5,804,000.
Permanent placement revenues increased $1,046,000 (26%), on a 26% higher average placement fee. Contract service revenues increased $476,000 (28%), due to a 7% increase in billable hours and an 18% higher average hourly billing rate.

The consolidated cost of services for the three months ended March 31, 1997 was $5,202,000, up $1,086,000 (26%) from 1996.
Branch manager and consultant compensation increased 25%, and the payroll for contract service workers increased 29%, as a result of the higher volume of business this year. Occupancy costs increased 65%, primarily because the 1996 period reflected a nonrecurring gain of $144,000 resulting from the negotiation of a new corporate headquarters office lease. Advertising expenses increased 13%, and all other operating costs increased 7%. The cost of services as a percent of revenues was 71.0% in fiscal 1997, about the same as last year.

General and administrative expenses for the three months ended
March 31, 1997 were $999,000, which was a $23,000 (2%) decrease from 1996.

The Company had pretax income of $1,125,000 for the three months ended March 31, 1997, which was a $459,000 (69%) increase over pretax income of $666,000 last year. After a provision for income taxes, net income was $675,000, or $.25 per share, in the three months ended March 31, 1997, a $274,000 (68%) improvement compared with net income of $401,000, or $ .15 per share, last year.


Six Months Results of Operations

For the six months ended March 31, 1997, consolidated revenues were $13,230,000, up $2,429,000 (22%) from last year's
$10,801,000. Permanent placement revenues increased $1,827,000 (24%), on 4% more placements and a 19% higher average placement fee. Contract service revenues increased $602,000 (19%), due to an 18% higher average hourly billing rate.

The consolidated cost of services for the six months ended March 31, 1997 was $9,484,000, up $1,733,000 (22%) from 1996. Branch manager and consultant compensation increased 25%, and the payroll for contract service workers increased 20%, as a result of the higher volume of business this year. Occupancy costs increased 31%, primarily because the 1996 period reflected a nonrecurring gain of $144,000 resulting from the negotiation of a new corporate headquarters office lease. Advertising expenses increased 22%, and all other operating costs increased 10%. The cost of services as a percent of revenues was 71.7% in fiscal 1997, about the same as last year.

General and administrative expenses for the six months ended
March 31, 1997 were $1,917,000, which was a $47,000 (3%) increase from 1996.

The Company had pretax income of $1,829,000 for the six months ended March 31, 1997, which was a $649,000 (55%) increase over pretax income of $1,180,000 last year. After a provision for income taxes, net income was $1,099,000, or $ .41 per share, in the six months ended March 31, 1997, a $384,000 (52%) improvement compared with net income of $715,000, or $ .27 per share, last year.


Financial Condition

During the six months ended March 31, 1997, the Company's cash and cash equivalents decreased by $505,000 to a balance of $5,559,000. Net income provided $1,099,000 during the period. However, $599,000 was used for an increase in accounts receivable, $408,000 was used to reduce accrued compensation and payroll tax liabilities, and $237,000 was used for other operating activities. In addition, the Company used $201,000 for the acquisition of property and equipment and $159,000 for the payment of a cash dividend.

The Company's net working capital was $5,254,000 as of March 31, 1997, compared with $4,410,000 at September 30, 1996, and shareholders' equity was $5,746,000 at March 31, 1997, compared with $4,806,000 last September.

As of March 31, 1997, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.

As of March 31, 1997, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1996. The cost of opening new offices during fiscal 1997 is expected to be minor because the facilities will be leased.



                   PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on February 24, 1997, the shareholders approved the Company's 1997 Stock Option Plan. There were 1,493,144 shares voted for the adoption, and there were 1,158,652 shares withheld. In addition, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

  Nominee                    Votes For     Votes Withheld

  Sheldon Brottman           2,447,425       30,126
  Leonard Chavin             2,440,483       37,068
  Delain G. Danehey          2,451,161       26,390
  Herbert F. Imhoff          2,451,717       25,834
  Herbert F. Imhoff, Jr.     2,453,083       24,468
  Walter T. Kerwin, Jr.      2,447,860       29,691
  Howard S. Wilcox           2,448,461       29,090


Item 6  Exhibits and Reports on Form 8-K

The following exhibits are filed as part of this report:

No.  Description of Exhibit

 3   By-Laws, as amended February 24, 1997.

27   Financial Data Schedule for the six months ended March 31, 1997.


There were no reports on Form 8-K filed during the quarter.



                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  May 2, 1997            By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  May 2, 1997            By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer