Form 10QSB
period 1997-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1997-08-11
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1997

                               or

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

                                                  Yes  X    No __

     As of July 31, 1997, there were 2,651,796 shares of common stock outstanding.



                 PART I.  FINANCIAL INFORMATION


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                            June 30 September 30
(In thousands)                                 1997         1996
ASSETS
Current assets:
Cash and cash equivalents                   $ 6,366      $ 6,064
Accounts receivable, less allowances
  (Jun. 1997--$432; Sept. 1996--$341)         3,473        2,746
  Total current assets                        9,839        8,810

Property and equipment:
Furniture, fixtures and equipment             2,762        2,588
Accumulated depreciation                    (2,283)      (2,227)
  Net property and equipment                    479          361

Other assets                                    529          410

  Total assets                              $10,847      $ 9,581


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 3,417      $ 3,510
Other current liabilities                       640          890
  Total current liabilities                   4,057        4,400

Long-term obligations                           425          375

Shareholders' equity:
Common stock, no-par value;
  authorized -- 20,000 shares;
  issued and outstanding -- 2,652 shares         27           27
Capital in excess of stated value of shares   4,228        4,228
Retained earnings                             2,110          551
  Total shareholders' equity                  6,365        4,806

Total liabilities and shareholders' equity  $10,847      $ 9,581
See notes to condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months       Nine Months
                                 Ended June 30     Ended June 30
(In Thousands, Except Per Share)  1997    1996     1997     1996

Net revenues:
Permanent placement services   $ 5,259 $ 4,225  $14,652  $11,791
Contract services                2,213   1,829    6,050    5,064

  Net revenues                   7,472   6,054   20,702   16,855

Costs and expenses:
Cost of services                 5,496   4,431   14,980   12,182
General and administrative         942     996    2,859    2,866

Income before income taxes       1,034     627    2,863    1,807
Provision for income taxes         415     245    1,145      710

Net income                     $   619 $   382  $ 1,718  $ 1,097

Net income per share           $   .23 $   .15  $   .64  $   .43

Average number of shares         2,698   2,616    2,698    2,579
See notes to condensed consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                   Nine Months
                                                  Ended June 30
(In Thousands)                                     1997    1996

Operating activities:
Net income                                       $1,718  $1,097
Noncash costs and expenses                          155      76
Changes in current assets and current
    liabilities -
  Accounts receivable                             (727) (1,003)
  Accrued compensation and payroll taxes          ( 93)     954
  Other current liabilities                       (250)    (84)
  Net cash provided by operating activities         803   1,040

Net cash used by investing activities             (342)   (140)

Financing activities:
Exercises of stock options                           --     652
Cash dividend declared                            (159)   (110)
  Net cash provided (used) by financing
    activities                                    (159)     542

Increase in cash and cash equivalents               302   1,442
Cash and cash equivalents at beginning of period  6,064   3,225

Cash and cash equivalents at end of period       $6,366  $4,667
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

The Company declared a special cash dividend on its common stock of $ .06 per share in November 1996 and $ .04 per share in November 1995.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Corporate Strategies and Economic Factors

The Company provides permanent placement and contract temporary staffing services for business and industry, specializing in the placement of information technology, engineering, technical and accounting personnel. For the fiscal year ended September 30, 1996, the Company derived 70% of its revenues from permanent placements and 30% of its revenues from contract services. As of June 30, 1997, the Company operated 34 branch offices located in major metropolitan and business centers in 13 states.

The demand for the Company's services has been strong in recent years. For the three fiscal years ended September 30, 1996, the Company's annual rate of revenue growth was 43% for contract services and 24% for permanent placement services. Management believes that this growth is attributable to three factors. First, the Company specializes in the fast-growing information technology field. Second, the Company's services fill a growing need in the workplace for contract temporary staffing. And third, the Company offers its clients the alternative of either temporary or full-time staffing assistance.

The Company's business is affected by the U.S. economy and national hiring levels. The last two years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the growing demand for the Company's services.

Management expects that the Company's growth trend will continue in the future. To help generate this growth, the Company opened six new branch offices during fiscal 1996 and five new branch offices during the first nine months of fiscal 1997. The Company plans to open a total of eight new offices during fiscal 1997, another 12 offices during fiscal 1998 and 16 new offices during fiscal 1999. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Third Quarter Results of Operations

For the three months ended June 30, 1997, consolidated revenues were $7,472,000, up $1,418,000 (23%) from last year's $6,054,000.
Permanent placement revenues increased $1,034,000 (24%), primarily due to a 23% higher average placement fee. Contract service revenues increased $384,000 (21%), due to a 7% increase in billable hours and a 13% higher average hourly billing rate.

The consolidated cost of services for the three months ended June 30, 1997 was $5,496,000, up $1,065,000 (24%) from $4,431,000 in
1996. Branch manager and consultant compensation increased 27%, due to a combination of higher commissions associated with increased revenues and higher payroll costs associated with the opening of new branch offices. The payroll for contract service workers increased 20% as a result of the higher volume of business this year. Occupancy costs increased 20%, advertising expenses increased 42%, and all other operating costs increased 16%. The cost of services as a percent of revenues was 73.6% in fiscal 1997, compared with 73.2% last year.

General and administrative expenses for the three months ended
June 30, 1997 were $942,000, which was a $54,000 (5%) decrease from $996,000 in 1996.

The Company had pretax income of $1,034,000 for the three months ended June 30, 1997, which was a $407,000 (65%) increase over pretax income of $627,000 last year. After a provision for income taxes, net income was $619,000, or $ .23 per share, in the three months ended June 30, 1997, a $237,000 (62%) improvement compared with net income of $382,000, or $ .15 per share, last year.


Nine Months Results of Operations

For the nine months ended June 30, 1997, consolidated revenues were $20,702,000, up $3,847,000 (23%) from last year's
$16,855,000. Permanent placement revenues increased $2,861,000 (24%), on 5% more placements and a 20% higher average placement fee. Contract service revenues increased $986,000 (19%), due to a 3% increase in billable hours and a 16% higher average hourly billing rate.

The consolidated cost of services for the nine months ended June 30, 1997 was $14,980,000, up $2,798,000 (23%) from $12,182,000 in
1996. Branch manager and consultant compensation increased 25%, and the payroll for contract service workers increased 20%, as a result of the higher volume of business this year. Occupancy costs increased 27%, partly because the 1996 period reflected a nonrecurring gain of $144,000 resulting from the negotiation of a new corporate headquarters office lease. Advertising expenses increased 29%, and all other operating costs increased 12%. The cost of services as a percent of revenues was 72.4% in fiscal 1997, about the same as last year.

General and administrative expenses for the nine months ended
June 30, 1997 were $2,859,000, which was a $7,000 decrease from $2,866,000 in 1996.

The Company had pretax income of $2,863,000 for the nine months ended June 30, 1997, which was a $1,056,000 (58%) increase over pretax income of $1,807,000 last year. After a provision for income taxes, net income was $1,718,000, or $ .64 per share, in the nine months ended June 30, 1997, a $621,000 (57%) improvement compared with net income of $1,097,000, or $ .43 per share, last year.


Financial Condition

During the nine months ended June 30, 1997, the Company's cash and cash equivalents increased by $302,000 to a balance of $6,366,000. Net income provided $1,718,000 during the period. However, $727,000 was used for an increase in accounts receivable, and $188,000 was used for other operating activities. In addition, the Company used $342,000 for investing activities, primarily for the acquisition of computer equipment and software, and $159,000 was used for the payment of a cash dividend.

The Company's net working capital was $5,782,000 as of June 30, 1997, compared with $4,410,000 at September 30, 1996, and shareholders' equity was $6,365,000 at June 30, 1997, compared with $4,806,000 last September.

As of June 30, 1997, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.

As of June 30, 1997, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1996. The cost of opening new offices during fiscal 1997 is expected to be minor because the facilities will be leased.



                   PART II - OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K

The following exhibit is filed as part of this report:

No.  Description of Exhibit

27   Financial Data Schedule for the nine months ended June 30, 1997.


There were no reports on Form 8-K filed during the quarter.



                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  August 8, 1997         By:  /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  August 8, 1997         By:  /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer