Form 10KSB
period 1997-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1997-11-18
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-KSB

[X]  Annual Report Under Section 13 or 15 (d) of the Securities
Exchange Act   of 1934 [No Fee Required]

          For the fiscal year ended September 30, 1997

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

   The issuer's revenues for the most recent fiscal year were $29,341,000.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 3, 1997 was $37,340,000. At that date, there were 3,987,359 shares of Common
Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the 1998 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-KSB.

 Transitional small business disclosure format:         Yes ___    No X



                             PART I

Item 1.  Description of Business

General
General Employment Enterprises, Inc. (the "Company") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company operated its employment offices as separate subsidiary corporations and maintained their separate identities until 1985, when the subsidiaries were merged into the parent corporation.
In 1987 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. The principal executive office of the Company is located at One Tower Lane, Suite 2100, Oakbrook Terrace, Illinois.


Services Provided
The Company provides professional staffing services in the areas of information technology, engineering and accounting.

The Company's placement services division places employment candidates into regular, full-time jobs with client-employers. The Company charges a fee for successful placements that is based on a percentage of the applicant's projected annual salary.

The Company's contract services division places its professional employees on temporary assignments, under contracts with client companies. Contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of three months to one year. Fees for these services are billed on an hourly basis.

Management believes that the combination of these two services provides a strong marketing opportunity, because it offers customers a variety of staffing alternatives that includes regular full-time staffing, temporary staffing and a "try before you buy" approach to hiring. In fiscal 1997, the Company derived 70% of its revenues from placement services and 30% from contract services.


Marketing and Recruiting
The Company markets its services using the trade names General Employment, Omni One, Business Management Personnel and Triad Personnel Services. As of September 30, 1997, it operated 38 branch offices located in downtown or suburban areas of major U.S. cities. Thirty-four of the offices are full-service branches, providing both placement and contract services, and four of the offices specialize in contract services only. The offices were concentrated in California (10), Illinois (8), Texas
(4) and Arizona (3), with two offices each in Massachusetts, Pennsylvania and Indiana and one office each in Florida, Georgia, Michigan, New York, North Carolina, Tennessee and Ohio.

The Company markets its services to prospective clients primarily through telephone marketing by its employment consultants and through mailing of employment bulletins listing candidates available for placement and contract employees available for assignment.

Prospective employment candidates are recruited through telephone contact by the Company's employment consultants and through newspaper advertising. The Company uses a proprietary computer program to assist with tracking applicants and matching them with job openings. The Company screens and interviews all applicants who are presented to its clients.

No single client accounts for more than 2% of the Company's revenues.


Competition
The placement staffing industry is characterized by a large number of highly competitive sole-proprietorship operations. The contract staffing industry is highly competitive and consists of local, regional and national competitors.

Because the Company focuses its attention on professional staffing positions, particularly in the highly specialized information technology field, it competes by providing services that are dedicated to quality. This is done by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As an added service, the Company provides careful reference checking and scrutiny of candidates' work experience and background checks. Pricing is considered to be secondary to quality of service as a competitive factor.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Boston, Chicago, Dallas, Indianapolis, Los Angeles, Philadelphia, Phoenix and San Francisco markets help to provide better client services in those areas through convenient office locations and the sharing of assignments.


Regulation
Employment agency service companies are regulated by two of the states in which the Company operates. Licenses are issued on a year-to-year basis. As of September 30, 1997, the Company held current licenses for all of the offices that were required to have them.


Employees
As of September 30, 1997, the Company had approximately 290 regular employees and 170 contract service employees.


Item 2.  Description of Properties

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building in Oakbrook Terrace, Illinois. The Company leases 12,900 square feet of space at this location, under a lease that will expire in January 2006.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 14 states. Generally, the Company enters into six-month leases for new locations, using shared office facilities whenever possible. Established offices are operated from leased space ranging from 1,000 to 2,000 square feet, generally for periods of one to five years, with cancellation clauses after certain periods of occupancy. Management believes that existing facilities are adequate for the Company's current needs and that suitable lease space will be available to accommodate the Company's expansion plans in the foreseeable future.

The Company owns most of the furniture, computers and office equipment at its headquarters and branch offices. All of it is considered to be in good condition, except that furniture in the branch offices is old and considered to be in poor condition. All property is adequately covered by insurance.

Additional lease information is set forth in "Lease Obligations" in the notes to consolidated financial statements.


Item 3.  Legal Proceedings

As of September 30, 1997, there were no material legal proceedings pending against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.



                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Information regarding this item is contained in the Company's financial statements presented in this report.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Corporate Strategies and Economic Factors
The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting personnel. For the year ended September 30, 1997, the Company derived 70% of its revenues from placement services and 30% of its revenues from contract services. As of September 30, 1997, the Company operated 38 offices located in major metropolitan and business centers in 14 states.

The demand for the Company's services has been strong in recent years. For the three fiscal years ended September 30, 1997, the Company's average annual rate of revenue growth was 27%. Management believes that this growth is attributable to three factors. First, the Company specializes in the fast-growing information technology field. Second, the Company's services fill a growing need in the workplace for contract temporary staffing. And third, the Company offers its clients the alternative of either temporary or full-time staffing assistance.

The Company's business is affected by the U.S. economy and national hiring levels. The last two years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the growing demand for the Company's services.

Management expects the Company's revenue growth trend to continue in the foreseeable future, based on the expectation that U.S. economic conditions will remain favorable and the demand for information technology staffing services will remain high. To accommodate the growing demand for its services, the Company opened six new branch offices during fiscal 1996 and nine additional offices during fiscal 1997. The Company plans to open another 12 new branch offices during fiscal 1998 and 16 new branch offices during fiscal 1999. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Fiscal 1997 Results of Operations
Fiscal 1997 was a record year for the Company, establishing all-time highs for net revenues and net income. For the year ended September 30, 1997, consolidated revenues were $29,341,000, up $6,100,000 (26%) from last year's $23,241,000. Placement service revenues increased $4,185,000 (26%), due to a 5% increase in the number of placements and a 21% higher average placement fee. Contract service revenues increased $1,915,000 (28%) primarily due to an 11% increase in billable hours and a 15% higher average hourly billing rate. The higher revenues in 1997 are due to a combination of greater productivity in established offices and the opening of fifteen new offices during the last two years.

The consolidated cost of services for the year ended September 30, 1997 was $21,382,000, up $4,665,000 (28%) from $16,717,000 in
1996. Branch manager and consultant compensation increased 28%, and the payroll for contract service workers increased 28%, as a result of the higher volume of business this year. Occupancy costs for the year increased 26%, reflecting the opening of new offices and the effects of a $144,000 nonrecurring gain in fiscal 1996 that resulted from the negotiation of a new corporate headquarters office lease. Recruitment advertising expenses increased 26% and other operating costs increased 32%. As a result, the cost of services as a percent of service revenues increased 1.0 point, from 71.9% last year to 72.9% this year.

General and administrative expenses for the year ended September 30, 1997 were $4,179,000, which was a $194,000 (5%) increase from
$3,985,000 in 1996. Administrative compensation decreased 5%, while all other general and administrative expenses were up 24% for the period.

Interest income was $281,000 for the year, compared with $172,000 last year. The $109,000 (63%) increase was due to higher investable funds.

The Company had pretax income of $4,061,000 for the year, which was an increase of $1,350,000 (50%) from $2,711,000 last year.
Pretax income as a percent of consolidated net revenues increased to 13.8% in 1997 from 11.7% in 1996.

Net income was $2,441,000, or $ .60 per share, for the year ended
September 30, 1997, which was an $800,000 (49%) improvement compared with net income of $1,641,000, or $.42 per share, last year.


Fiscal 1996 Results of Operations
For the year ended September 30, 1996, consolidated revenues were $23,241,000, up $6,497,000 (39%) from $16,744,000 in 1995.
Placement service revenues increased $4,721,000 (41%), due to an 18% increase in the number of placements and a 17% higher average placement fee. Contract service revenues increased $1,776,000 (35%) primarily due to a 20% increase in billable hours and a 7% higher average hourly billing rate. The higher volume of business in 1996 was due to a combination of greater productivity in established offices and the opening of six new offices during the year.

The consolidated cost of services for the year ended September 30, 1996 was $16,717,000, up $4,065,000 (32%) from $12,652,000 in
1995. Branch manager and consultant compensation increased 41%, and the payroll for contract service workers increased 26%, as a result of the higher volume of business. Payroll taxes and benefits increased 25%, and recruitment advertising expenses increased 50%. All other operating costs increased by 10%, which is net of a nonrecurring gain of $144,000 that resulted from the negotiation of a new corporate headquarters office lease during
fiscal 1996.   As a result, the cost of services as a percent of
service revenues decreased 3.7 points, from 75.6% in 1995 to 71.9% in 1996.

General and administrative expenses for the year ended September
30, 1996 were $3,985,000, which was a $1,030,000 (35%) increase from 1995. Administrative compensation increased 43%; travel and personnel costs increased 44%; and all other general and administrative expenses were up 3% for the period.

Interest income was $172,000 for the year, compared with $81,000 the prior year. The $91,000 (112%) increase was due to higher investable funds.

Because of the improved profit margins, the Company's pretax income increased by $1,493,000 (123%) for the year, from $1,218,000 in 1995 to $2,711,000 in 1996.

There was a $1,070,000 provision for income taxes in fiscal 1996, compared with a $150,000 provision for income taxes in fiscal 1995. The effective income tax rate for 1995 differed from the statutory rate because of the reversal of a previously-recorded deferred income tax valuation allowance.

Net income was $1,641,000, or $ .42 per share, for the year ended
September 30, 1996, a $573,000 (54%) improvement compared with net income of $1,068,000, or $ .28 per share, the prior year.


Financial Condition
During the year ended September 30, 1997, the Company's cash and short-term investments increased by $1,683,000 to a balance of $7,747,000. Net income provided $2,441,000 during the year, and an increase in accrued payroll liabilities provided $429,000. However, an increase in accounts receivable required $666,000. As a result, the net cash provided by operating activities was $2,315,000. During the year, the Company used $387,000 for the acquisition of property and equipment, and $159,000 for the payment of a cash dividend.

The Company's net working capital was $6,418,000 as of September
30, 1997, compared with $4,410,000 at September 30, 1996, and shareholders' equity was $7,149,000 at September 30, 1997, compared with $4,806,000 last September.

To accommodate expansion plans and to upgrade existing facilities, the Company plans to spend approximately $400,000 per year over the next two years for the acquisition of computer equipment and office furniture and equipment. However, as of September 30, 1997, there were no contractual commitments to do so. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements.

As of September 30, 1997, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.

Item 7.  Financial Statements
The Company's financial statements are presented in this report.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's independent accountants during the two most recent fiscal years.



                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

Information concerning directors of the registrant is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference.
The executive officers and key employees of the Company, and their ages as of September 30, 1997, are as follows:

    Name                   Age  Position
    Herbert F. Imhoff       71  Chairman of the Board and Chief
                                Executive Officer
    Gregory Chrisos         41  Vice President - Triad Personnel Services, Inc.
    Nancy C. Frohnmaier     53  Vice President and Corporate Secretary
    Herbert F. Imhoff, Jr.  47  President and Chief Operating Officer
    Marilyn L. White        47  Vice President, Permanent Placement Operations
    Kent M. Yauch           50  Chief Financial Officer and Treasurer


Herbert F. Imhoff has been Chairman of the Board since 1968 and was named Chief Executive Officer in February of 1997. He served as President from 1964 until 1997. Gregory Chrisos was named Vice President of Triad in October 1996 and prior to that served as branch manager of the Company's Woburn, Massachusetts office since 1990. Nancy C. Frohnmaier has been Vice President since February 1995 and Corporate Secretary since 1985. Herbert F. Imhoff, Jr. was named President and Chief Operating Officer in February of 1997 and had previously been Executive Vice President since 1986. He also has served as the Company's general counsel since 1982. Marilyn L. White was elected Vice President in August of 1996; prior to that she served in numerous management capacities, including General Manager of the Company's placement services division. Kent M. Yauch has been Treasurer of the Company since 1991 and was named Chief Financial Officer in August of 1996.

Herbert F. Imhoff, Jr. is the son of Herbert F. Imhoff.

Information concerning compliance with Section 16(a) of the Exchange Act is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference.


Item 10.  Executive Compensation

Information concerning executive compensation is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Compensation of Executive
Officers" and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

Information concerning security ownership of certain beneficial owners and management is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

There have been no reportable transactions during the last two fiscal years.



                             PART IV

Item 13.  Exhibits and Reports on Form 8-K

Reference is made to "Exhibit Index" for a list of exhibits filed as a part of this report.

There were no reports filed on Form 8-K during the quarter ended
September 30, 1997.



                 REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                   /s/   Ernst & Young LLP

November 7, 1997



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                              As of September 30
(In Thousands)                                 1997         1996
ASSETS
Current assets:
Cash and short-term investments             $ 7,747       $6,064
Accounts receivable, less allowances
  (1997--$466;1996--$341)                     3,412        2,746
  Total current assets                       11,159        8,810

Property and equipment:
Furniture, fixtures and equipment             2,911        2,588
Accumulated depreciation                     (2,325)      (2,227)
  Net property and equipment                    586          361

Deferred income taxes                           234          179
Other assets                                    344          231

Total assets                                $12,323       $9,581


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $  467       $  386
Accrued compensation and payroll taxes        3,939        3,510
Accrued income taxes                            255          401
Other current liabilities                        80          103
  Total current liabilities                   4,741        4,400

Long-term obligations                           433          375

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  3,987 shares in 1997 and
  2,652 shares in 1996                           40           27
Capital in excess of stated value of shares   4,280        4,228
Retained earnings                             2,829          551
     Total shareholders' equity               7,149        4,806

Total liabilities and shareholders' equity  $12,323       $9,581
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME
                                         Year Ended September 30
(In Thousands, Except Per Share)          1997     1996     1995

Net revenues:
Placement services                     $20,524  $16,339  $11,618
Contract services                        8,817    6,902    5,126

  Net revenues                          29,341   23,241   16,744

Cost of services                        21,382   16,717   12,652
General and administrative expenses      4,179    3,985    2,955

Income from operations                   3,780    2,539    1,137

Interest income                            281      172       81

Income before income taxes               4,061    2,711    1,218

Provision for income taxes               1,620    1,070      150

Net income                             $ 2,441  $ 1,641  $ 1,068

Net income per share                   $   .60 $   .42   $   .28

Average number of shares                 4,040    3,893    3,818
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         Year Ended September 30
(In Thousands)                            1997      1996    1995

Operating activities:
Net income                              $2,441    $1,641  $1,068
Depreciation expense                       194       141     162
Deferred income taxes                     (55)        80   (245)
Deferred rent and other items               60      (64)   (109)
Changes in current assets and
     current liabilities -
  Accounts receivable                    (666)     (886)   (148)
  Accrued compensation and payroll taxes   429     1,341     390
  Accrued income taxes                   (146)       174     190
  Other current liabilities                 58        46    (78)

  Net cash provided by operating
      activities                         2,315     2,473   1,230

Investing activities:
Increase in short-term investments     (4,059)     (500)      --
Acquisition of property and equipment    (387)     (160)   (122)
Other, net                               (151)     (103)   ( 51)

 Net cash used by investing activities (4,597)     (763)   (173)

Financing activities:
Exercises of stock options                  65       739     325
Cash dividend declared                   (159)     (110)      --

  Net cash provided (used) by
     financing activities                 (94)       629     325

Increase (decrease)in cash and
     cash equivalents                  (2,376)     2,339   1,382
Cash and cash equivalents at beginning
  of year                                5,564     3,225   1,843

Cash and cash equivalents at end of year 3,188     5,564   3,225

Short-term investments at end of year    4,559       500      --

Cash and short-term investments         $7,747    $6,064  $3,225
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        Year Ended September 30
(In Thousands)                             1997    1996    1995

Common shares outstanding:
Number at beginning of year               2,652   2,196   1,830
Stock dividend declared                   1,329     346     286
Exercises of stock options                    6     110      80

Number at end of year                     3,987   2,652   2,196

Common stock:
Balance at beginning of year             $   27  $   22  $   18
Stock dividend declared                      13       4       3
Exercises of stock options                   --       1       1

Balance at end of year                   $   40  $   27  $   22

Capital in excess of stated value:
Balance at beginning of year             $4,228  $3,494  $3,173
Stock dividend declared                    (13)     (4)     (3)
Exercises of stock options                   65     738     324

Balance at end of year                   $4,280  $4,228  $3,494

Retained earnings (accumulated deficit):
Balance at beginning of year             $  551  $(973) $(2,038)
Net income                                2,441   1,641   1,068
Cash dividend declared                    (159)   (110)      --
Stock dividend declared                     (4)     (7)     (3)

Balance at end of year                   $2,829  $  551 $ (973)
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company

General Employment Enterprises, Inc. (the "Company") and its wholly-owned subsidiary, Triad Personnel Services, Inc., are engaged in providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company's services include placing individuals with client-employers on either a regular or contract basis.


Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.


Estimates and Assumptions
Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported.
Management believes that its estimates are reasonable and proper, however, actual results could ultimately differ from those estimates.


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

Beginning in the calendar year 1998, the Company will be required to report earnings per common share and diluted earnings per share in accordance with Statement of Financial Accounting
Standards No. 128, "Earnings per Share." Under the new pronouncement, earnings per share would have been as follows:

                                        1997      1996      1995

Earnings per common share              $ .61     $ .43     $ .29
Diluted earnings per share             $ .60     $ .42     $ .28


Cash and Short-term Investments
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The
Company classifies its cash equivalents and short-term investments as held-to-maturity securities, which are recorded at amortized cost.


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


Cash and Short-term Investments

The Company's primary objective for its investment portfolio is to provide maximum protection of principal and high liquidity.
By investing in high-quality securities having relatively short maturity periods, the Company reduces its exposure to the risks associated with interest rate fluctuations. Investments in securities of corporate issuers are rated A2 and P2 or better. A summary of cash and short-term investments as of September 30 is as follows:

(In Thousands)                                 1997         1996

Cash                                         $  596       $  664
Certificates of deposit                       2,100          500
U.S. federal agency notes                     2,000        3,000
Commercial paper                              2,470        1,400
Corporate notes                                 581          500

  Total cash and short-term investments      $7,747       $6,064

As of September 30, 1997, all short-term investments had maturities of one year or less. Unrealized gains and losses were not significant.



Income Taxes
The components of the provision for income taxes are as follows:

(In Thousands)                         1997       1996      1995

Current tax provision                $1,675     $  990    $  395

Deferred taxes related to:
  Temporary differences                (63)         87        89
  Loss carryforwards                      8          4        34
  Valuation allowance                    --       (11)     (368)

  Deferred tax provision (credit)      (55)         80     (245)

  Provision for income taxes         $1,620     $1,070    $  150


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                          1997      1996      1995

Income tax at statutory federal
  tax rate                            $1,381    $  922   $   414
State income taxes, less federal
  benefit                                205       125        --
Reduction of valuation allowance
  related to federal tax                  --        --     (272)
Other                                     34        23         8

  Provision for income taxes          $1,620    $1,070   $   150


The net asset balance of deferred income taxes as of September 30 related to the following temporary differences:

(In Thousands)                                    1997      1996

Retirement benefits                              $ 138     $ 134
Accrued vacation                                    92        69
Other                                                4       (24)

  Deferred income taxes                          $ 234     $ 179


The Company made income tax payments of $1,795,000 in 1997, $431,000 in 1996 and $32,000 in 1995.

The income tax benefit resulting from exercises of stock options reduced income taxes payable and increased shareholders' equity by $26,000 in 1997, $385,000 in 1996 and $168,000 in 1995.


Line of Credit

The Company has a loan agreement with a bank, renewable annually, that makes a $1,000,000 line of credit available to the Company for working capital purposes. Under the terms of the agreement, borrowings would be secured by accounts receivable and would bear interest at the prime rate. There were no borrowings outstanding under the line of credit as of September 30, 1997 and 1996.


Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. The employment offices are generally leased over periods from six months to five years. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index.

In February 1996, the Company entered into a new, 10-year lease agreement covering its corporate headquarters office space. The previous lease was scheduled to expire in November 1997. As a result, the Company wrote off a deferred rent liability associated with the previous lease and recorded a $144,000 credit to rent expense.

Rent expense was $1,247,000 in 1997, $933,000 in 1996, and
$1,028,000 in 1995.
As of September 30, 1997, future minimum lease payments
(including deferred rent payments) under lease agreements having initial terms in excess of one year were: 1998 - $1,075,000, 1999
- $902,000, 2000 - $754,000, 2001 - $518,000, 2002 - $487,000 and
beyond 2002 - $1,459,000.


Retirement Benefits

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. The Company also has agreements with an officer and a retiree to provide defined benefits at the individual's retirement, death, or termination. The Company's accumulated obligation under these defined benefit arrangements was $410,000 as of September 30, 1997 and $419,000 as of September 30, 1996, all of which was vested. These benefits are unfunded, and the Company has recorded a liability for the present value of the obligations at a discount rate of 7.25%. The total cost of both retirement plans was $101,000 in 1997, $84,000 in 1996, and $43,000 in 1995.


Preferred Stock

As of September 30, 1997 there were 100,000 shares of preferred stock authorized, including 50,000 shares that were designated as Series A Junior Participating Preferred Stock. The Series A shares are reserved for issuance pursuant to the Company's share purchase rights plan. None of the preferred shares have been issued.

Common Stock

The Company declared a 3-for-2 stock split payable on October 31, 1997 and 15% stock dividends payable on November 1, 1996 and November 3, 1995. All per-share amounts have been restated to reflect these actions.

The Company declared special cash dividends of $0.04 per common share on November 18, 1996 and $0.03 per common share on November
21, 1995.


Stock Options

Under the Company's 1997 Stock Option Plan, 375,000 shares of common stock were authorized for issuance. Each existing and future non-employee member of the Board of Directors was automatically granted a nonstatutory option to purchase 22,500 shares. The Stock Option Committee of the Board of Directors has the authority to grant incentive or nonstatutory options to officers and employees of the Company. The option prices, vesting conditions and exercise periods (up to ten years) are to be determined by the Committee at the date of grant.

A summary of stock options is as follows:

(In Thousands, Except Per Share)         1997      1996     1995

Number of shares outstanding:
  Beginning of year                        59       176      315
  Granted                                 356        73       20
  Exercised                              (10)     (190)    (159)

  End of year                             405        59      176

Number of shares exercisable
  at end of year                          264        39      156

Number of shares available for grant
  at end of year                          124       105      178

Weighted average option prices per share:
  Granted during the year               $7.68     $3.97    $3.03
  Exercised during the year              3.97      1.85      .99
  Outstanding at end of year             7.03      2.59     1.22
  Exercisable at end of year             6.47      1.89      .99

As of September 30, 1997, there were outstanding options on 49,000 shares at exercise prices ranging from $0.99 per share to $3.97 per share having a weighted average exercise price of $2.32 per share and a weighted average remaining contractual life of six years, 29,000 of which were exercisable, and there were outstanding options on 356,000 shares at exercise prices ranging from $7.08 per share to $11.75 per share having a weighted average exercise price of $7.68 per share and a weighted average remaining contractual life of nine years, 235,000 of which were exercisable.

The issuance of stock options under the Company's plan does not result in any present or future cash outlay by the Company. Moreover, the Company benefits financially through the receipt of cash proceeds and income tax benefits when the options are exercised. In accordance with generally accepted accounting principles, there was no compensation expense resulting from the issuance of stock options because the option exercise prices were equal to the market prices of the underlying stock on the dates of grant.

However, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to calculate the hypothetical value of stock options on their dates of grant. The Company has calculated the following weighted average option values using the assumptions indicated and the Black-Scholes option pricing model:

                                                  1997      1996

Weighted average estimated fair value per share
  of stock options granted                       $3.47     $2.17
Expected option life (years)                      3.25      3.40
Stock price volatility factor                      .62       .60
Risk-free interest rate                           5.9%      5.9%
Dividend yield                                    0.5%       --

Assuming that stock options granted during 1997 and 1996 were valued using these assumptions and the values were reflected as compensation expense over their vesting periods, the Company's pro forma net income would have been $1,866,000 ($0.48 per share) in 1997 and $1,571,000 ($0.41 per share) in 1996. These pro forma effects are not indicative of future periods.


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


Employment Contracts

The Company has agreements with two of its officers and a separate plan covering branch managers and key corporate employees that would become effective if the employment of any of these officers or employees should terminate under certain conditions following a change in control of the Company. Under these circumstances, the Company would be obligated to make lump sum payments to the two officers equal to two times their annual salary, to make lump sum payments to covered employees ranging from $20,000 to $50,000, and to provide continued benefits under the Company's welfare plans for two years.


Quarterly Data (Unaudited)

Financial and stock market data for each of the quarters of the Company's last two fiscal years are summarized below:

                                 First   Second    Third  Fourth
(In Thousands, Except Per Share)Quarter Quarter  Quarter Quarter

Fiscal 1997:
Net revenues                    $5,904   $7,326   $7,472  $8,639
Cost of services                 4,282    5,202    5,496   6,402
General and administrative
    expenses                       987    1,055    1,012   1,125
Income from operations             635    1,069      964   1,112
Interest income                     69       56       70      86
Income before income taxes         704    1,125    1,034   1,198
Provision for income taxes         280      450      415     475

Net income                      $  424   $  675   $  619  $  723

Net income per share            $  .11   $  .17   $  .15  $  .18
Average number of shares         4,016    4,013    4,029   4,107
Market prices per share:
  High                          $ 8.92   $ 7.25   $ 8.67  $12.96
  Low                             5.17     5.83     5.92    7.83
  Close                           5.83     5.88     7.92   11.75

Fiscal 1996:
Net revenues                    $4,997   $5,804   $6,054  $6,386
Cost of services                 3,635    4,116    4,431   4,535
General and administrative
    expenses                       883    1,052    1,042   1,008
Income from operations             479      636      581     843
Interest income                     35       30       46      61
Income before income taxes         514      666      627     904
Provision for income taxes         200      265      245     360

Net income                      $  314   $  401   $  382  $  544

Net income per share            $  .08   $  .10   $  .10  $  .14
Average number of shares         3,901    3,935    3,924   4,001
Market prices per share:
  High                          $ 3.97   $ 5.33   $10.80  $ 8.04
  Low                             2.86     2.97     5.07    5.07
  Close                           3.04     5.14     6.52    7.54

The second quarter of fiscal 1996 includes a $144,000 pretax gain on lease termination.

The Company's common stock is traded on the American Stock
Exchange under the trading symbol JOB. There were 1,030 holders of record as of October 17, 1997.



                          EXHIBIT INDEX

No.  Description of Exhibit

3(a) Articles of Incorporation and amendments thereto.
     Incorporated by reference from Exhibit 3 to the Registrant's
     Quarterly Report on Form 10-QSB for the quarter ended March
     31, 1996, File No. 1-5707.

3(b) By-Laws, as amended September 22, 1997.

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

10(f)Key Manager Plan, adopted May 22, 1990.
     Incorporated by reference from Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30 1990, File No. 1-5707.

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

10(n)Resolution of the Board of Directors, adopted November 18,
     1996, establishing a Senior Executive Bonus Pool for fiscal 1997. Incorporated by reference from Exhibit 10 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, File No. 1-5707.

10(o)General Employment Enterprises, Inc. 1997
     Stock Option Plan. Incorporated by reference from the Registrant's Definitive Proxy Statement filed on Schedule
     14A dated January 24, 1997, File No. 1-5707.

23   Consent of Independent Auditors.

27   Financial Data Schedule for the year ended September 30, 1997.



                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 17, 1997      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and
                              Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  November 17, 1997      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and
                              Chief Executive Officer
                              Principal executive officer


Date:  November 17, 1997      By:   /s/  Herbert F. Imhoff, Jr.
                              Herbert F. Imhoff, Jr.
                              President and Chief Operating Officer
                              and Director


Date:  November 17, 1997      By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer and Treasurer
                              Principal financial and accounting officer

Date:  November 17, 1997      By:   /s/  Sheldon Brottman
                              Sheldon Brottman, Director


Date:  November 17, 1997      By:   /s/  Leonard Chavin
                              Leonard Chavin, Director


Date:  November 17, 1997      By:   /s/  Delain G. Danehey
                              Delain G. Danehey, Director


Date:  November 17, 1997      By:   /s/  Walter T. Kerwin, Jr.
                              Walter T. Kerwin, Jr., Director


Date:  November 17, 1997      By:   /s/  Howard S. Wilcox
                              Howard S. Wilcox, Director