Form 10QSB
period 1997-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1998-01-29
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1997

                               or

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

                                                  Yes  X    No __

     As of January 27, 1998, there were 4,021,859 shares of common stock outstanding.



                 PART I.  FINANCIAL INFORMATION


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                        December 31 September 30
(In Thousands)                                 1997         1997

ASSETS
Current assets:
Cash and short-term investments             $ 8,048      $ 7,747
Accounts receivable, less allowances
  (Dec. 1997--$567; Sept. 1997--$466)         3,559        3,412
  Total current assets                       11,607       11,159

Property and equipment:
Furniture, fixtures and equipment             2,959        2,911
Accumulated depreciation                    (2,365)      (2,325)
  Net property and equipment                    594          586

Other assets                                    679          578

  Total assets                              $12,880      $12,323


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 3,210      $ 3,939
Other current liabilities                     1,146          802
  Total current liabilities                   4,356        4,741

Long-term obligations                           443          433

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  4,022 shares in December 1997 and
  3,987 shares in September 1997                 40           40
Capital in excess of stated value of shares   4,581        4,280
Retained earnings                             3,460        2,829
  Total shareholders' equity                  8,081        7,149

 Total liabilities and shareholders' equity $12,880      $12,323
See notes to condensed consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                    Three Months
                                               Ended December 31
(In Thousands, Except Per Share)                   1997     1996

Net revenues:
Placement services                               $6,649   $4,259
Contract services                                 2,829    1,645
  Net revenues                                    9,478    5,904

Cost of services                                  6,870    4,282
General and administrative expenses               1,320      987

Income from operations                            1,288      635
Interest income                                      99       69

Income before income taxes                        1,387      704
Provision for income taxes                          555      280

Net income                                       $  832   $  424

Net income per common share                      $  .21   $  .11
Diluted net income per share                     $  .20   $  .11

Average number of shares used in
 per share calculations:
  Net income per common share                     4,005    3,977
  Diluted net income per share                    4,193    4,016
See notes to condensed consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                  Three Months
                                              Ended December 31
(In Thousands)                                     1997    1996

Operating activities:
Net income                                       $  832 $   424
Noncash costs and expenses                           22      22
Changes in current assets and
 current liabilities -
  Accounts receivable                             (147)     133
  Accrued compensation and payroll taxes          (729) (1,474)
  Other current liabilities                         344    (43)

Net cash provided (used) by operating activities    322   (938)

Investing activities:
Short-term investments                              187      --
Other, net                                        (121)    (79)

Net cash provided (used) by investing activities     66    (79)

Financing activities:
Exercises of stock options                          301      --
Cash dividend declared                            (201)   (159)

Net cash provided (used) by financing activities    100   (159)

Increase (decrease) in cash and cash equivalents    488 (1,176)
Cash and cash equivalents at beginning of period  3,188   6,064

Cash and cash equivalents at end of period        3,676   4,888
Short-term investments at end of period           4,372      --

Cash and short-term investments                  $8,048  $4,888
See notes to condensed consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year.


Net Income Per Share

Beginning in calendar year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Under the new pronouncement, companies are required to report basic and diluted earnings per share. The Company's net income per common share is based on the average number of common shares outstanding. Diluted net income per share is based on the average number of common shares and dilutive stock option shares outstanding. All per share amounts have been restated to conform with the new pronouncement.


Common Stock

The Company declared a 3-for-2 stock split payable on October 31, 1997. All per share amounts have been restated to reflect this action.

The Company declared special cash dividends of $.05 per common share on November 17, 1997 and $ .04 per share on November 18,
1996.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Corporate Strategies and Economic Factors

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting personnel. For the year ended September 30, 1997, the Company derived 70% of its revenues from placement services and 30% of its revenues from contract services. As of December 31, 1997, the Company operated 40 offices located in major metropolitan and business centers in 14 states.

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

Management expects that U.S. economic conditions will remain favorable and the demand for information technology staffing services will remain high in the foreseeable future. Looking forward to the remaining quarters of fiscal 1998, management expects continued growth of revenues but at a more modest rate than was achieved for the quarter ended December 31, 1997. To accommodate the growing demand for its services, the Company opened six new branch offices during fiscal 1996 and nine additional offices during fiscal 1997. The Company plans to open another 12 new branch offices during fiscal 1998 and 16 new branch offices during fiscal 1999. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Results of Operations

For the three months ended December 31, 1997, consolidated revenues were $9,478,000, up $3,574,000 (61%) from last year's $5,904,000. Placement service revenues increased $2,390,000 (56%), on 17% more placements and a 31% higher average placement fee. Contract service revenues increased $1,184,000 (72%) due to a 61% increase in billable hours and a 4% higher average hourly billing rate.

The consolidated cost of services for the three months ended December 31, 1997 was $6,870,000, up $2,588,000 (60%) from
$4,282,000 in 1996. Branch manager and consultant compensation increased 67%, and the payroll for contract service workers increased 70%, as a result of the higher volume of business this year. Payroll taxes and employee benefits were 48% higher for the quarter, due to higher payrolls. Occupancy costs increased 30% and recruitment advertising expenses increased 30% as a result of opening new branch offices. The cost of services as a percent of service revenues was 72.5%, about the same as last year.

General and administrative expenses for the three months ended December 31, 1997 were $1,310,000, which was a $334,000 (34%)
increase from $987,000 in 1996. Administrative compensation increased 43% and all other general and administrative expenses increased 20% for the period.

Interest income this year was $ 99,000, compared with $69,000 last year. The $30,000 (43%) increase was due to higher investable funds.

Pretax income was $1,387,000 for the 1997 period, a $683,000
(97%) increase from $704,000 last year. Pretax income as a percent of consolidated net revenues increased to 14.6% in 1997 from 11.9% in 1996.

After taxes, net income was $832,000, or $ .20 per share, for the three months ended December 31, 1997, a $408,000 (96%) improvement compared with net income of $424,000, or $ .11 per share, for the same period last year.


Financial Condition

During the three months ended December 31, 1997, the Company's cash and short-term investments increased by $301,000 to a balance of $8,048,000. Net income for the period provided $832,000, while a seasonal reduction of accrued compensation and payroll tax liabilities required $729,000. Other operating items provided $219,000, so that the net funds provided by operating activities was $322,000. During the period, $121,000 was used by investing activities, $201,000 was used by the declaration of a cash dividend, and $301,000 was provided by exercises of stock options.

The Company's net working capital was $7,251,000 as of December
31, 1997, compared with $6,418,000 at September 30, 1997, and shareholders' equity was $8,081,000 at December 31, 1997, compared with $7,149,000 last September.

As of December 31, 1997, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

As of December 31, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's current operating needs.




                   PART II - OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K


The following exhibits are filed as part of this report:

No.  Description of Exhibit


10 Resolution of the Board of Directors adopted November 17, 1997, establishing a Senior Executive Bonus Pool for fiscal 1998.

27   Financial Data Schedule for the three months ended December 31, 1997.


There were no reports on Form 8-K filed during the quarter.




                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  January 28, 1998       By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  January 28, 1998       By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer