Form 10QSB
period 1998-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1998-05-01
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1998

                               or

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

                                                  Yes  X    No __

     As of April 24, 1998, there were 4,021,859 shares of common stock outstanding.



                 PART I.  FINANCIAL INFORMATION

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                           March 31 September 30
(In Thousands)                                 1998         1997
ASSETS
Current assets:
Cash and short-term investments             $ 8,781      $ 7,747
Accounts receivable, less allowances
  (Mar. 1998 --$526; Sept. 1997--$466)        3,862        3,412
Total current assets                         12,643       11,159

Property and equipment:
Furniture, fixtures and equipment             3,032        2,911
Accumulated depreciation                    (2,355)      (2,325)
Net property and equipment                      677          586

Other assets                                    669          578

Total assets                                $13,989      $12,323


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 4,310      $ 3,939
Other current liabilities                       426          802
Total current liabilities                     4,736        4,741

Long-term obligations                           449          433

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  4,022 shares in March 1998 and
  3,987 shares in September 1997                 40           40
Capital in excess of stated value of shares   4,581        4,280
Retained earnings                             4,183        2,829
Total shareholders' equity                    8,804        7,149

Total liabilities and shareholders' equity  $13,989      $12,323
See notes to condensed consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months        Six Months
                                Ended March 31    Ended March 31
(In Thousands, Except Per Share)  1998   1997      1998     1997

Net revenues:
Placement services              $6,047  $5,134  $12,696  $ 9,393
Contract services                2,794   2,192    5,623    3,837
  Net revenues                   8,841   7,326   18,319   13,230

Cost of services                 6,621   5,202   13,491    9,484
General and administrative
 expenses                        1,116   1,055    2,436    2,042

Income from operations           1,104   1,069    2,392    1,704
Interest income                     99      56      198      125

Income before income taxes       1,203   1,125    2,590    1,829
Provision for income taxes         480     450    1,035      730

Net income                      $  723  $  675  $ 1,555  $ 1,099

Net income per common share     $  .18  $  .17  $   .39  $   .28
Diluted net income per share       .17     .17      .37  $   .27

Average number of shares used in
 per share calculations:
  Net income per common share    4,022   3,977    4,012    3,977
  Diluted net income per share   4,234   4,013    4,213    4,014
See notes to condensed consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                    Six Months
                                                 Ended March 31
(In Thousands)                                     1998    1997

Operating activities:
Net income                                       $1,555  $1,099
Noncash costs and expenses                          133     109
Changes in current assets and
 current liabilities -
  Accounts receivable                             (450)   (599)
  Accrued compensation and payroll taxes            371   (408)
  Other current liabilities                       (376)   (341)

Net cash provided (used) by operating activities  1,233   (140)

Investing activities:
Short-term investments                              657 (2,500)
Other investing activities                        (299)   (206)

Net cash provided (used) by investing activities    358 (2,706)

Financing activities:
Exercises of stock options                          301      --
Cash dividend declared                            (201)   (159)

Net cash provided (used) by financing activities    100   (159)

Increase (decrease) in cash and cash equivalents  1,691 (3,005)
Cash and cash equivalents at beginning of period  3,188   5,564

Cash and cash equivalents at end of period        4,879   2,559
Short-term investments at end of period           3,902   3,000

Cash and short-term investments                  $8,781  $5,559
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


Common Stock

The Company declared a 3-for-2 stock split effective on October
31, 1997.  All per share amounts have been restated.

The Company declared special cash dividends of $.05 per common share on November 17, 1997 and $ .04 per share on November 18,
1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting personnel. For the year ended September 30, 1997, the Company derived 70% of its revenues from placement services and 30% of its revenues from contract services. As of March 31, 1998, the Company operated 42 offices located in major metropolitan and business centers in 15 states.

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

The Company's business is affected by the U.S. economy and national hiring levels. The last two years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the strong demand for the Company's services.

To accommodate the demand for its services, the Company opened six new branch offices during fiscal 1996, nine new branch offices during fiscal 1997 and an additional four new branch offices during the first six months of fiscal 1998. Generally, the Company has entered into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Second Quarter Results of Operations

For the three months ended March 31, 1998, consolidated revenues were $8,841,000, up $1,515,000 (21%) from last year's $7,326,000.
Placement service revenues increased $913,000 (18%), primarily due to an 18% higher average placement fee. Contract service revenues increased $602,000 (27%), primarily due to a 29% increase in billable hours.

The consolidated cost of services for the three months ended March 31, 1998 was $6,621,000, up $1,419,000 (27%) from
$5,202,000 last year. Compensation expense for branch office personnel increased 26% due to the combined effects of higher commissions associated with the higher placement service revenues, together with higher salaries and wages associated with the increased number of branch offices. The payroll for contract service workers increased 26% as a result of the higher volume of contract business this year. Payroll taxes and employee benefits were 23% higher for the quarter, due to higher payrolls. Occupancy costs increased 22% and recruitment advertising expenses increased 27% as a result of opening new branch offices. The cost of services as a percent of service revenues increased
3.9 points, from 71.0% last year to 74.9% this year.

General and administrative expenses for the three months ended
March 31, 1998 were $1,116,000, which was a $61,000 (6%) increase from $1,055,000 last year.

Income from operations was $1,104,000 for the three months ended
March 31, 1998, which was a $35,000 (3%) increase from $1,069,000 last year. The operating profit margin was 12.5% this year, compared with 14.6% last year.

Interest income this year was $99,000, compared with $56,000 last year. The $43,000 (77%) increase was due to higher investable funds.

Pretax income was $1,203,000 for the 1998 period, a $78,000 (7%) increase from $1,125,000 last year. The effective income tax rate was 40% in both periods.

After taxes, net income was $723,000 for the three months ended March 31, 1998, a $48,000 (7%) improvement compared with net income of $675,000 for the same period last year. Diluted net income per share was $ .17 this year, the same as last year.


Six Months Results of Operations

For the six months ended March 31, 1998, consolidated revenues were $18,319,000, up $5,089,000 (38%) from last year's
$13,230,000. Placement service revenues increased $3,303,000 (35%), on 10% more placements and a 24% higher average placement fee. Contract service revenues increased $1,786,000 (47%), primarily due to a 43% increase in billable hours.

The consolidated cost of services for the six months ended March 31, 1998 was $13,491,000, up $4,007,000 (42%) from $9,484,000 last year. Compensation expense for branch office personnel increased 45% due to the combined effects of higher commissions associated with the higher placement service revenues, together with higher salaries and wages associated with the increased number of branch offices. The payroll for contract service workers increased 45%, as a result of the higher volume of contract business this year. Payroll taxes and employee benefits were 33% higher for the six month period, due to higher payrolls. Occupancy costs increased 26% and recruitment advertising expenses increased 29% as a result of opening new branch offices. The cost of services as a percent of service revenues increased
1.9 points, from 71.7% last year to 73.6% this year.

General and administrative expenses for the six months ended March 31, 1998 were $2,436,000, which was a $394,000 (19%)
increase from $2,042,000 last year. Administrative compensation increased 23% and all other general and administrative expenses increased 13% for the period.

Income from operations was $2,392,000 for the six months ended
March 31, 1998, which was a $688,000 (40%) increase from $1,704,000 last year. The operating profit margin was 13.1% this year, compared with 12.9% last year.

Interest income this year was $198,000, compared with $125,000 last year. The $73,000 (58%) increase was due to higher investable funds.

Pretax income was $2,590,000 for the 1998 period, a $761,000
(42%) increase from $1,829,000 last year. The effective income tax rate was 40% in both periods.

After taxes, net income was $1,555,000 for the six months ended March 31, 1998, a $456,000 (41%) improvement compared with net income of $1,099,000 for the same period last year. Diluted net income per share was $.37 this year, compared with $ .27 last year.

Financial Condition

During the six months ended March 31, 1998, the Company's cash and short-term investments increased by $1,034,000 to a balance of $8,781,000. Net income for the period provided $1,555,000. However, $450,000 was used for an increase in accounts receivable. Other operating items provided $128,000, so that the net funds provided by operating activities was $1,233,000.
During the period, $299,000 was used by other investing activities, $201,000 was used by the declaration of a cash dividend, and $301,000 was provided by exercises of stock options.

The Company's net working capital was $7,907,000 as of March 31, 1998, compared with $6,418,000 at September 30, 1997, and shareholders' equity was $8,804,000 at March 31, 1998, compared with $7,149,000 last September.

As of March 31, 1998, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

As of March 31, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes.


Forward Looking Information

The Company's business, particularly placement services, can be volatile and may fluctuate from quarter to quarter. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year.

The Company does not make financial forecasts. However, management is optimistic about the Company's growth prospects for the future. The Company has announced plans to open a total of 12 new branch offices during fiscal 1998 and an additional 16 branch offices during fiscal 1999. Management believes that existing financial resources are adequate to meet these needs.

This forward looking information is based on management's current expectations and is subject to risks and uncertainties. Some of the factors that could affect the Company's future performance include general business conditions, the demand for the Company's services, and the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract project assignments. The Company's internal expansion growth plan for opening new branch offices is contingent upon the Company's ability to identify, hire and train candidates for new branch management assignments.



                   PART II - OTHER INFORMATION


Item 4  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on February 23, 1998, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

  Nominees                Votes For      Votes Withheld

  Sheldon Brottman        3,697,435         19,831
  Leonard Chavin          3,688,435         28,831
  Delain G. Danehey       3,700,137         17,129
  Herbert F. Imhoff       3,697,874         19,392
  Herbert F. Imhoff, Jr.  3,699,823         17,443
  Walter T. Kerwin, Jr.   3,696,033         21,233
  Howard S. Wilcox        3,697,295         19,871


Item 6  Exhibits and Reports on Form 8-K


The following exhibit is filed as part of this report:

No.  Description of Exhibit


27   Financial Data Schedule for the six months ended March 31, 1998.


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


                              GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  May 1, 1998            By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  May 1, 1998            By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer