Form 10QSB
period 1998-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1998-08-05
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-QSB
[X]       Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998

                               or

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

                                                  Yes  X    No __

     As of July 31, 1998, there were 4,021,859 shares of common stock outstanding.



                 PART I.  FINANCIAL INFORMATION


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                            June 30 September 30
(In Thousands)                                 1998         1997
ASSETS
Current assets:
Cash and short-term investments             $ 9,395      $ 7,747
Accounts receivable, less allowances
  (Jun. 1998 --$539; Sept. 1997--$466)        4,018        3,412
Total current assets                         13,413       11,159

Property and equipment:
Furniture, fixtures and equipment             3,062        2,911
Accumulated depreciation                    (2,361)      (2,325)
Net property and equipment                      701          586

Other assets                                    713          578

Total assets                                $14,827      $12,323


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 4,408      $ 3,939
Other current liabilities                       461          802
Total current liabilities                     4,869        4,741

Long-term obligations                           454          433

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  4,022 shares in June 1998 and
  3,987 shares in September 1997                 40           40
Capital in excess of stated value of shares   4,581        4,280
Retained earnings                             4,883        2,829
Total shareholders' equity                    9,504        7,149

Total liabilities and shareholders' equity  $14,827      $12,323
See notes to condensed consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months       Nine Months
                                 Ended June 30     Ended June 30
(In Thousands, Except Per Share)  1998    1997     1998     1997

Net revenues:
Placement services              $6,228  $5,259  $18,924  $14,652
Contract services                2,908   2,213    8,531    6,050
  Net revenues                   9,136   7,472   27,455   20,702

Cost of services                 6,906   5,496   20,397   14,980
General and administrative
 expenses                        1,182   1,012    3,618    3,054

Income from operations           1,048     964    3,440    2,668
Interest income                    112      70      310      195

Income before income taxes       1,160   1,034    3,750    2,863
Provision for income taxes         460     415    1,495    1,145

Net income                      $  700  $  619  $ 2,255  $ 1,718

Net income per common share     $  .17  $  .16  $   .56  $   .43
Diluted net income per share    $  .17  $  .15  $   .54  $   .43

Average number of shares used in
 per share calculations:
  Net income per common share    4,022   3,977    4,015    3,977
  Diluted net income per share   4,175   4,029    4,202    4,018
See notes to condensed consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                   Nine Months
                                                  Ended June 30
(In Thousands)                                     1998    1997

Operating activities:
Net income                                       $2,255  $1,718
Noncash costs and expenses                          197     155
Changes in current assets and current liabilities -
  Accounts receivable                             (606)   (727)
  Accrued compensation and payroll taxes            469    (93)
  Other current liabilities                       (341)   (250)

Net cash provided by operating activities         1,974     803

Investing activities:
Short-term investments                          (2,401) (3,080)
Other investing activities                        (426)   (342)

Net cash used by investing activities           (2,827) (3,422)

Financing activities:
Exercises of stock options                          301      --
Cash dividend declared                            (201)   (159)

Net cash provided (used) by financing activities    100   (159)

Decrease in cash and cash equivalents             (753) (2,778)
Cash and cash equivalents at beginning of period  3,188   5,564

Cash and cash equivalents at end of period        2,435   2,786
Short-term investments at end of period           6,960   3,580

Cash and short-term investments                  $9,395  $6,366
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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting personnel. For the year ended September 30, 1997, the Company derived 70% of its revenues from placement services and 30% of its revenues from contract services. As of June 30, 1998, the Company operated 43 offices located in major metropolitan and business centers in 15 states.

The demand for the Company's services has been strong in recent years. For the three fiscal years ended September 30, 1997, the Company's average annual rate of revenue growth was 27%. Management believes that this growth is attributable to three factors. First, the Company specializes in the fast-growing information technology field. Second, the Company's services fill a growing need in the workplace for contract staffing. And third, the Company offers its clients the alternative of either temporary or full-time staffing assistance.

The Company's business is affected by the U.S. economy and national hiring levels. The last two years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the strong demand for the Company's services.

To accommodate the demand for its services, the Company opened six new branch offices during fiscal 1996, nine new branch offices during fiscal 1997 and an additional five new branch offices during the first nine months of fiscal 1998. Generally, the Company has entered into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Third Quarter Results of Operations

For the three months ended June 30, 1998, consolidated revenues were $9,136,000, up $1,664,000 (22%) from last year's $7,472,000.
Placement service revenues increased $969,000 (18%), primarily due to a 13% higher average placement fee. Contract service revenues increased $695,000 (31%), due to a 17% increase in billable hours and a 10% increase in the average hourly billing rate.

The consolidated cost of services for the three months ended June 30, 1998 was $6,906,000, up $1,410,000 (26%) from $5,496,000 last year. Compensation expense for branch office personnel increased 23% due to the combined effects of higher commissions associated with the higher placement service revenues, together with higher salaries and wages associated with the increased number of branch offices. The payroll for contract service workers increased 30% as a result of the higher volume of contract business this year. Payroll taxes and employee benefits were 22% higher for the quarter, due to higher payrolls. Occupancy costs increased 29% and recruitment advertising expenses increased 24% as a result of opening new branch offices. The cost of services as a percent of service revenues increased 2.0 points, from 73.6% last year to 75.6% this year.

General and administrative expenses for the three months ended
June 30, 1998 were $1,182,000, which was a $170,000 (17%)
increase from $1,012,000 last year. Administrative compensation increased 24% and all other general and administrative expenses increased 8% for the quarter.

Income from operations was $1,048,000 for the three months ended
June 30, 1998, which was an $84,000 (9%) increase from $964,000 last year. The operating profit margin was 11.5% this year, compared with 12.9% last year.

Interest income this year was $112,000, compared with $70,000 last year. The $42,000 (60%) increase was due to higher investable funds.

Pretax income was $1,160,000 for the 1998 period, a $126,000
(12%) increase from $1,034,000 last year. The effective income tax rate was 40% in both periods.

After taxes, net income was $700,000 for the three months ended June 30, 1998, an $81,000 (13%) improvement compared with net income of $619,000 for the same period last year. Diluted net income per share was $ .17 this year, compared with $ .15 last year.


Nine Months Results of Operations

For the nine months ended June 30, 1998, consolidated revenues were $27,455,000, up $6,753,000 (33%) from last year's
$20,702,000. Placement service revenues increased $4,272,000 (29%), on 7% more placements and a 20% higher average placement fee. Contract service revenues increased $2,481,000 (41%), due to a 34% increase in billable hours and a 4% increase in the average hourly billing rate.

The consolidated cost of services for the nine months ended June 30, 1998 was $20,397,000, up $5,417,000 (36%) from $14,980,000 last year. Compensation expense for branch office personnel increased 37% due to the combined effects of higher commissions associated with the higher placement service revenues, together with higher salaries and wages associated with the increased number of branch offices. The payroll for contract service workers increased 39% as a result of the higher volume of contract business this year. Payroll taxes and employee benefits were 29% higher for the nine month period, due to higher payrolls. Occupancy costs increased 27% and recruitment advertising expenses increased 27% as a result of opening new branch offices. The cost of services as a percent of service revenues increased 1.9 points, from 72.4% last year to 74.3% this year.

General and administrative expenses for the nine months ended June 30, 1998 were $3,618,000, which was a $564,000 (18%)
increase from $3,054,000 last year. Administrative compensation increased 23% and all other general and administrative expenses increased 11% for the period.

Income from operations was $3,440,000 for the nine months ended
June 30, 1998, which was a $772,000 (29%) increase from $2,668,000 last year. The operating profit margin was 12.5% this year, compared with 12.9% last year.

Interest income this year was $310,000, compared with $195,000 last year. The $115,000 (59%) increase was due to higher investable funds.

Pretax income was $3,750,000 for the 1998 period, an $887,000
(31%) increase from $2,863,000 last year. The effective income tax rate was 40% in both periods.

After taxes, net income was $2,255,000 for the nine months ended June 30, 1998, a $537,000 (31%) improvement compared with net income of $1,718,000 for the same period last year. Diluted net income per share was $.54 this year, compared with $ .43 last year.


Financial Condition

During the nine months ended June 30, 1998, the Company's cash and short-term investments increased by $1,648,000 to a balance of $9,395,000. Net income for the period provided $2,255,000. However, $606,000 was used for an increase in accounts receivable. Other operating items provided $325,000, so that the net cash provided by operating activities was $1,974,000. During the period, $426,000 was used by other investing activities, $201,000 was used by the declaration of a cash dividend, and $301,000 was provided by exercises of stock options.

The Company's net working capital was $8,544,000 as of June 30, 1998, compared with $6,418,000 at September 30, 1997, and shareholders' equity was $9,504,000 at June 30, 1998, compared with $7,149,000 last September.

As of June 30, 1998, the Company had no commitments for the acquisition of property and equipment. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

As of June 30, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes.


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

This forward looking information is based on management's current expectations and is subject to risks and uncertainties. Actual results could differ significantly. Some of the factors that could affect the Company's future performance include, but are not limited to, general business conditions, the demand for the Company's services, competitive market pressures, and the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract project assignments.
The Company's internal expansion growth plan for opening new branch offices is contingent upon the Company's ability to identify, hire and train candidates for new branch management assignments.



                   PART II - OTHER INFORMATION


Item 6  Exhibits and Reports on Form 8-K


The following exhibit is filed as part of this report:

No.  Description of Exhibit

27   Financial Data Schedule for the nine months ended June 30, 1998.


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


                              GENERAL EMPLOYMENT ENTERPRISES, INC.
                                       (Registrant)


Date:  August 5, 1998         By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  August 5, 1998         By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer