Form 10KSB
period 1998-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1998-12-10
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-KSB

[X]  Annual Report Under Section 13 or 15 (d) of the Securities
Exchange Act   of 1934 [No Fee Required]

          For the fiscal year ended September 30, 1998

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

   The issuer's revenues for the most recent fiscal year were $36,734,000.

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 30, 1998 was $20,805,000. At that date, there were 4,423,566 shares of common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-KSB.

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

Management believes that the combination of these two services provides a strong marketing opportunity, because it offers customers a variety of staffing alternatives that includes regular full-time staffing, temporary staffing and a "try before you buy" approach to hiring. In fiscal 1998, the Company derived approximately 68% of its revenues from placement services and 32% from contract services.


Marketing and Recruiting
The Company markets its services using the trade names General Employment, Omni One, Business Management Personnel and Triad Personnel Services. As of September 30, 1998, it operated 47 branch offices located in downtown or suburban areas of major U.S. cities in 16 states. Thirty-nine of the offices are full-service branches, providing both placement and contract services, and eight of the offices specialize in contract services only. The offices were concentrated in California (11), Illinois (9), Arizona (4), Texas (4), and Indiana (3), with two offices each in Florida, Georgia, Massachusetts, Ohio, and Pennsylvania, and one office each in Colorado, Michigan, Nevada, New York, North Carolina and Tennessee.

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

Because the Company focuses its attention on professional staffing positions, particularly in the highly specialized information technology field, it competes by providing services that are dedicated to quality. This is done by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As an added service, the Company provides careful reference checking and scrutiny of candidates' work experience and optional background checks. Pricing is considered to be secondary to quality of service as a competitive factor.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Atlanta, Boston, Chicago, Columbus, Dallas, Indianapolis, Los Angeles, Philadelphia, Phoenix and San Francisco markets help to provide better client services through convenient office locations and the sharing of assignments.


Regulation
Employment agency service companies are regulated by three of the states in which the Company operates. Licenses are issued on a year-to-year basis. As of September 30, 1998, the Company held current licenses for all of the offices that were required to have them.


Employees
As of September 30, 1998, the Company had approximately 300 regular employees and 175 contract service employees.


Item 2.  Description of Properties

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building in Oakbrook Terrace, Illinois. The Company leases 12,900 square feet of space at this location, under a lease that will expire in January 2006.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 16 states. Generally, the Company enters into six-month leases for new locations, using shared office facilities whenever possible. Established offices are operated from leased space ranging from 1,000 to 2,000 square feet, generally for periods of one to five years, with cancellation clauses after certain periods of occupancy. Management believes that existing facilities are adequate for the Company's current needs and that suitable lease space will be available to accommodate the Company's expansion plans in the foreseeable future.

The Company owns most of the furniture, computers and office equipment at its headquarters and branch offices. All of it is considered to be in good condition, except that furniture in some of the branch offices is old and considered to be in poor condition. All property is adequately covered by insurance.

Additional lease information is set forth in "Lease Obligations" in the notes to consolidated financial statements.


Item 3.  Legal Proceedings

As of September 30, 1998, there were no material legal proceedings pending against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.




                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Information regarding this item is contained in the Company's financial statements presented in this report.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Corporate Strategies and Economic Factors
The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting personnel. For the year ended September 30, 1998, the Company derived approximately 68% of its revenues from placement services and 32% of its revenues from contract services. As of September 30, 1998, the Company operated 47 offices located in major metropolitan and business centers in 16 states.

The demand for the Company's services has been strong in recent years. For the five fiscal years ended September 30, 1998, the Company's average annual rate of revenue growth was 28%. Management believes that this growth is attributable to three factors. First, the Company specializes in the fast-growing information technology field. Second, the Company's services fill a growing need in the workplace for contract temporary staffing. And third, the Company offers its clients the alternative of either temporary or full-time staffing assistance.

The Company's business is affected by the U.S. economy and national hiring levels. The last three years were characterized by relatively low, but stable, economic growth and historically low levels of unemployment. These economic conditions have contributed to the strong demand for the Company's services.

The Company's business is based primarily on providing information technology professionals to its clients in business and industry. Accordingly, the Company's results of operations are substantially dependent on developments in the information technology industry in the United States. The high demand for these professionals in recent years has had a favorable impact on the Company's results of operations, particularly affecting the number of contract hours billed and the average placement fees, which are based on applicant salary levels. The Company's business is also significantly affected by its ability to obtain qualified information technology candidates. In recent years, the availability of such professionals has not kept pace with the demand, and the Company believes that this condition has been a factor that limited the growth in the number of placements. Management believes that the strong demand for information technology professionals in the United States will continue for the foreseeable future.

To accommodate the demand for its services, the Company opened six new branch offices during fiscal 1996, nine new offices during fiscal 1997 and nine additional branch offices during fiscal 1998. The Company plans to open another six new branch offices during fiscal 1999. Generally, the Company enters into short-term leases for new locations, initially using shared office facilities whenever possible; this approach minimizes costs during the start-up period.


Fiscal 1998 Results of Operations
Fiscal 1998 was a record year for the Company, establishing all-time highs for net revenues and net income. For the year ended September 30, 1998, consolidated revenues were $36,734,000, up $7,393,000 (25%) from $29,341,000 the prior year. Placement service revenues increased $4,605,000 (22%), due to a 3% increase in the number of placements and a 17% higher average placement fee. Contract service revenues increased $2,788,000 (32%) primarily due to a 25% increase in billable hours and a 4% higher average hourly billing rate.

Total 1998 operating expenses of $32,024,000 were $6,463,000 (25%) greater than the $25,561,000 in 1997. The direct costs of contract services increased $1,685,000 (29%) over 1997. The gross profit on contract services was $4,121,000 this year, a $1,103,000 (37%) increase compared with $3,018,000 last year, and the gross profit margin was 35.5% this year compared with 34.2% last year. Consistent with staffing industry practices, the direct costs of contract services are considered to be the wages and the related payroll taxes and benefits of contract workers. Selling expenses for 1998 increased $3,110,000 (25%) from last year. In line with the consolidated revenue growth, commission expense and related payroll costs increased 25%, and recruitment advertising expenses increased 27% for the year. General and administrative expenses in 1998 increased $1,668,000 (22%) from 1997. This was largely associated with the effects of opening new branch offices during the last two fiscal years. Branch office salaries and wages increased 40% for the year, while administrative compensation was up 8%. Occupancy costs increased 26% and all other general and administrative expenses increased 18%.

As a result, the Company had income from operations of $4,710,000, which was a $930,000 (25%) increase from $3,780,000 in the prior year. Since the increase in operating expenses was in proportion to the revenue growth, the Company's operating profit margin remained about the same as last year - 12.8% in 1998 compared with 12.9% in 1997.

Interest income was $440,000 for the year, compared with $281,000 last year. The $159,000 (57%) increase was due to higher investable funds.

The Company had pretax income of $5,150,000 for the year, which was an increase of $1,089,000 (27%) from $4,061,000 last year.
The effective income tax rate was 40.0%, about the same as the 39.9% last year.

After taxes, net income was $3,090,000 for the year ended September 30, 1998, which was a $649,000 (27%) improvement compared with net income of $2,441,000 last year. Diluted net income per share was $ .67 this year, compared with $.55 last year.



Fiscal 1997 Results of Operations
For the year ended September 30, 1997, consolidated revenues were $29,341,000, up $6,100,000 (26%) from $23,241,000 the prior year.
Placement service revenues increased $4,185,000 (26%), due to a 5% increase in the number of placements and a 21% higher average placement fee. Contract service revenues increased $1,915,000 (28%) primarily due to an 11% increase in billable hours and a 15% higher average hourly billing rate.

Total 1997 operating expenses of $25,561,000 were $4,859,000 (23%) greater than the $20,702,000 in 1996. The direct costs of contract services increased $1,257,000 (28%) over 1996. The gross profit on contract services was $3,018,000 this year, a $658,000 (28%) increase compared with $2,360,000 last year, and the gross profit margin was 34.2% in 1997, the same as for 1996. Selling expenses for 1997 increased $2,386,000 (25%) from the prior year. In line with the revenue growth, commission expense and related payroll costs increased 24%, and recruitment advertising expense increased 25% for the year.
General and administrative expenses increased $1,216,000 (19%) from 1996. This was largely associated with the effects of opening new branch offices during the two-year period. Branch office salaries and wages increased 18% for the year, while administrative compensation was up 7%. Occupancy costs increased 25% and all other general and administrative expenses increased 44%.

As a result, the Company had income from operations of $3,780,000, which was a $1,241,000 (49%) increase from $2,539,000 in the prior year. Since the increase in operating expenses was less than the revenue growth, the Company's operating profit margin improved to 12.9% in 1997, compared with 10.9% in 1996.

Interest income was $281,000 for the year, compared with $172,000 the prior year. The $109,000 (63%) increase was due to higher investable funds.

The Company had pretax income of $4,061,000 for the year, which was an increase of $1,350,000 (50%) from $2,711,000 the prior year. The effective income tax rate was 39.9%, up slightly from 39.5% the prior year.

Net income was $2,441,000 for the year ended September 30, 1997, which was an $800,000 (49%) improvement compared with net income of $1,641,000 the prior year. Diluted net income per share was $
 .55 in 1997, compared with $ .38 in 1996.



Financial Condition
During the year ended September 30, 1998, the Company's cash and short-term investments increased by $2,712,000 to a balance of $10,459,000. Net cash provided by operating activities was $3,206,000 for the year. Net income provided $3,090,000, while other operating activities required $116,000. The Company used $593,000 during the year for investments in property and equipment and other assets. Exercises of stock options provided the Company with $300,000, while the payment of a cash dividend required $201,000.

The Company's net working capital was $9,261,000 as of September
30, 1998, compared with $6,419,000 at September 30, 1997, and shareholders' equity was $10,335,000 at September 30, 1998, compared with $7,149,000 last September.

To accommodate expansion plans and to upgrade existing offices, the Company plans to spend approximately $1,000,000 during fiscal 1999 for the acquisition of computer equipment and office furniture and equipment. However, as of September 30, 1998, there were no contractual commitments to do so. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements.

As of September 30, 1998, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.


Year 2000 Issues
Issues surrounding the year 2000 are the result of older computer programs being written using two digits rather than four digits to define a year. As a result, date-sensitive computer software or hardware containing this defect could be susceptible to miscalculations or system failures if not corrected or replaced.

As of October 1998, all of the Company's internal software and computer hardware were fully compliant with the year 2000, and the Company does not anticipate any difficulty in processing transactions or conducting business in the next millennium.

The Company is in the process of identifying what effect, if any, that the year 2000 will have on the operations of third parties that could materially affect the operations of the Company. Management is in the process of identifying potentially significant third parties, and expects to complete an assessment of their readiness by September 1999. The potential effect on the Company of non-compliance by third parties is not determinable at this time. However, due to the service nature of the Company's business, management believes that it would be able to readily find alternate suppliers in the unlikely event that existing providers might fail.


Forward Looking Statements
As a matter of policy, the Company does not provide forecasts of future financial performance. However, the Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in press announcements, reports to shareholders and filings with the Securities and Exchange Commission. All statements which address expectations about future operating performance and cash flows, future events and business developments, and future economic conditions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This includes statements relating to business expansion plans, expectations about revenue and earnings growth, and general statements of optimism about the future. These statements are based on management's then-current expectations and assumptions. Actual outcomes could differ significantly. The Company and its representatives do not assume any obligation to provide updated information.

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




                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

Information concerning directors of the registrant is set forth in the registrant's Proxy Statement for the annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference.
The executive officers and key employees of the Company, and their ages as of September 30, 1998, were as follows:

        Name               Age  Position
        Herbert F. Imhoff   72  Chairman of the Board and Chief
                                Executive Officer
        Herbert F. Imhoff, Jr.  48 President and Chief Operating Officer
        Gregory Chrisos     42  Vice President - Triad Personnel
                                Services, Inc.
        Nancy C. Frohnmaier 54  Vice President and Corporate Secretary
        Marilyn L. White    48  Vice President, Permanent Placement
                                Operations
        Kent M. Yauch       51  Chief Financial Officer and Treasurer


Herbert F. Imhoff has been Chairman of the Board since 1968 and was named Chief Executive Officer in 1997. He served as President from 1964 until 1997. Herbert F. Imhoff, Jr. was named President and Chief Operating Officer in 1997 and had previously been Executive Vice President since 1986. He also has served as the Company's general counsel since 1982. Gregory Chrisos was named Vice President of Triad in 1996 and prior to that served as branch manager of the Company's Woburn, Massachusetts office since 1990. Nancy C. Frohnmaier has been Vice President since 1995 and Corporate Secretary since 1985. Marilyn L. White was elected Vice President, Permanent Placement Operations in 1996; prior to that she served in numerous management capacities, including General Manager of the Company's placement services division. Kent M. Yauch has been Treasurer of the Company since 1991 and was named Chief Financial Officer in 1996.

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

There were no reports filed on Form 8-K during the quarter ended
September 30, 1998.




                 REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.



                                   /s/   Ernst & Young LLP

November 9, 1998




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                              As of September 30
(In Thousands)                                 1998         1997
ASSETS
Current assets:
Cash and short-term investments             $10,459      $ 7,747
Accounts receivable, less allowances
  (1998--$565;1997--$466)                     3,639        3,412

  Total current assets                       14,098       11,159

Property and equipment:
Furniture, fixtures and equipment             3,089        2,911
Accumulated depreciation                    (2,391)      (2,325)

  Net property and equipment                    698          586

Deferred income taxes                           274          234
Other assets                                    562          344

Total assets                                $15,632      $12,323


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $  478       $  467
Accrued compensation and payroll taxes        4,041        3,939
Accrued income taxes                            221          255
Other current liabilities                        97           80

  Total current liabilities                   4,837        4,741

Long-term obligations                           460          433

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  4,424 shares in 1998 and
  3,987 shares in 1997                           44           40
Capital in excess of stated value of shares   4,576        4,280
Retained earnings                             5,715        2,829

  Total shareholders' equity                 10,335        7,149

Total liabilities and shareholders' equity  $15,632      $12,323
See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME
                                         Year Ended September 30
(In Thousands, Except Per Share)          1998     1997     1996

Net revenues:
Placement services                     $25,129  $20,524  $16,339
Contract services                       11,605    8,817    6,902

  Net revenues                          36,734   29,341   23,241

Operating expenses:
Direct costs of contract services        7,484    5,799    4,542
Selling                                 15,318   12,208    9,822
General and administrative               9,222    7,554    6,338

  Total operating expenses              32,024   25,561   20,702

Income from operations                   4,710    3,780    2,539
Interest income                            440      281      172

Income before income taxes               5,150    4,061    2,711
Provision for income taxes               2,060    1,620    1,070

Net income                             $ 3,090  $ 2,441  $ 1,641

Net income per share:
  Basic                                $   .70  $   .56  $   .39
  Diluted                              $   .67  $   .55  $   .38

Average number of shares:
  Basic                                  4,418    4,376    4,240
  Diluted                                4,623    4,444    4,282
See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         Year Ended September 30
(In Thousands)                            1998      1997    1996

Operating activities:
Net income                             $ 3,090    $2,441  $1,641
Depreciation expense                       247       194     141
Other noncurrent items                      --         5      16
Accounts receivable                      (227)     (666)   (886)
Accrued compensation and payroll taxes     102       429   1,341
Accrued income taxes                      (34)     (146)     174
Other current liabilities                   28        58      46

  Net cash provided by operating
    activities                           3,206     2,315   2,473

Investing activities:
Acquisition of property and equipment    (332)     (387)   (160)
Other noncurrent items                   (261)     (151)   (103)
Increase in short-term investments     (1,400)   (4,059)   (500)

  Net cash used by investing
    activities                         (1,993)   (4,597)   (763)

Financing activities:
Exercises of stock options                 300        65     739
Cash dividend declared                   (201)     (159)   (110)

  Net cash provided (used) by
     financing activities                   99      (94)     629

Increase (decrease)in cash and
  cash equivalents                       1,312   (2,376)   2,339
Cash and cash equivalents at beginning
  of year                                3,188     5,564   3,225

Cash and cash equivalents at end of year 4,500     3,188   5,564
Short-term investments at end of year    5,959     4,559     500

Cash and short-term investments        $10,459    $7,747  $6,064
See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        Year Ended September 30
(In Thousands)                             1998    1997    1996

Common shares outstanding:
Number at beginning of year               3,987   2,652   2,196
Stock dividend declared                     402   1,329     346
Exercises of stock options                   35       6     110

Number at end of year                     4,424   3,987   2,652


Common stock:
Balance at beginning of year             $   40  $   27  $   22
Stock dividend declared                       4      13       4
Exercises of stock options                   --      --       1

Balance at end of year                   $   44  $   40  $   27


Capital in excess of stated value:
Balance at beginning of year             $4,280  $4,228  $3,494
Stock dividend declared                     (4)    (13)     (4)
Exercises of stock options                  300      65     738

Balance at end of year                   $4,576  $4,280  $4,228


Retained earnings:
Balance at beginning of year             $2,829  $  551 $ (973)
Net income                                3,090   2,441   1,641
Cash dividend declared                    (201)   (159)   (110)
Stock dividend declared                     (3)     (4)     (7)

Balance at end of year                   $5,715  $2,829  $  551
See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company

General Employment Enterprises, Inc. (the "Company") and its wholly-owned subsidiary, Triad Personnel Services, Inc., are engaged in providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company specializes in providing information technology and other professionals to client-employers on either a regular or contract basis.


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


Net Income Per Share
In calendar year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Under the new pronouncement, companies are required to report basic and diluted earnings per share. The Company's basic net income per share is based on the average number of common shares outstanding. Diluted net income per share is based on the average number of common shares and dilutive stock option shares outstanding. All per share amounts have been restated to conform with the new pronouncement.


Cash and Short-term Investments
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The
Company classifies its cash equivalents and short-term investments as held-to-maturity securities, which are recorded at amortized cost.


Property and Equipment
Furniture, fixtures and equipment are stated at cost.  The
Company provides for depreciation on a straight-line basis over estimated useful lives of two to ten years.


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


Reclassification
In fiscal 1998 the Company began reporting the direct costs of contract services and selling expenses separately on the consolidated statement of income, and certain branch office operating costs were reclassified as general and administrative expenses. Amounts for prior years have been reclassified to conform with the 1998 presentation.


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

(In Thousands)                                 1998         1997

Cash                                        $   618       $  596
Certificates of deposit                       1,400        2,100
U.S. federal agency notes                     2,000        2,000
Commercial paper                              3,474        2,470
Corporate notes                               2,967          581

  Total cash and short-term investments     $10,459       $7,747

As of September 30, 1998, all short-term investments had maturities of two years or less. Unrealized gains and losses were not significant.


Income Taxes

The components of the provision for income taxes are as follows:
(In Thousands)                         1998       1997      1996

Current tax provision                $2,100     $1,675    $  990
Deferred tax provision (credit)        (40)       (55)        80

  Provision for income taxes         $2,060     $1,620    $1,070

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                          1998      1997      1996

Income tax at statutory federal tax
   rate                               $1,751    $1,381    $  922
State income taxes, less federal
   benefit                               271       205       125
Other                                     38        34        23

  Provision for income taxes          $2,060    $1,620    $1,070


The net asset balance of deferred income taxes as of September 30 related to the following temporary differences:

(In Thousands)                                    1998      1997

Retirement benefits                               $141      $138
Accrued vacation                                   118        92
Other                                               15         4

  Deferred income taxes                           $274      $234


The Company made income tax payments of $2,040,000 in 1998, $1,795,000 in 1997 and $431,000 in 1996.

The income tax benefit resulting from exercises of stock options reduced income taxes payable and increased shareholders' equity by $94,000 in 1998, $26,000 in 1997 and $385,000 in 1996.


Line of Credit

The Company has a loan agreement with a bank, renewable annually, that makes a $1,000,000 line of credit available to the Company for working capital purposes. Under the terms of the agreement, borrowings would be secured by accounts receivable and would bear interest at the prime rate. There were no borrowings outstanding under the line of credit as of September 30, 1998 and 1997.


Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. The branch offices are generally leased over periods from six months to five years. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index.

In February 1996, the Company entered into a new, 10-year lease agreement covering its corporate headquarters office space. The previous lease was scheduled to expire in November 1997. As a result, the Company wrote off a deferred rent liability associated with the previous lease and recorded a $144,000 credit to rent expense.

Rent expense was $1,515,000 in 1998, $1,247,000 in 1997 and
$933,000 in 1996. As of September 30, 1998, future minimum lease payments (including deferred rent payments) under lease agreements having initial terms in excess of one year were: 1999 - $1,141,000, 2000
- $1,000,000, 2001 - $743,000, 2002 - $615,000, 2003 - $551,000
and beyond 2003 - $1,051,000.


Retirement Benefits

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. The Company also has agreements with an officer and a retiree to provide defined benefits at the individual's retirement, death, or termination. The Company's accumulated obligation under these defined benefit arrangements was $400,000 as of September 30, 1998 and $410,000 as of September 30, 1997, all of which was vested. These benefits are unfunded, and the Company has recorded a liability for the present value of the obligations at a discount rate of 7.00% in 1998 and at 7.25% in 1997. The total cost of both retirement plans was $141,000 in 1998, $101,000 in 1997 and $84,000 in 1996.


Preferred Stock

As of September 30, 1998 there were 100,000 shares of preferred stock authorized, including 50,000 shares that were designated as Series A Junior Participating Preferred Stock. The Series A shares are reserved for issuance pursuant to the Company's share purchase rights plan. None of the preferred shares have been issued.


Common Stock

The Company declared a 10% stock dividend payable on October 30, 1998, a 3-for-2 stock split payable on October 31, 1997 and a 15% stock dividend payable on November 1, 1996. All per-share amounts have been restated to reflect these actions.

The Company declared cash dividends of $0.05 per common share on November 17, 1997, $0.04 per common share on November 18, 1996 and $0.03 per common share on November 21, 1995.


Stock Options

Under the Company's 1997 Stock Option Plan, 413,000 shares of common stock were authorized for issuance. Each existing non-employee member of the Board of Directors was automatically granted a nonstatutory option to purchase 25,000 shares. The Stock Option Committee of the Board of Directors has the authority to grant incentive or nonstatutory options to officers and employees of the Company. The option prices, vesting conditions and exercise periods (up to ten years) are to be determined by the committee at the date of grant.

A summary of stock options is as follows:

(In Thousands, Except Per Share)         1998      1997     1996

Number of shares outstanding:
  Beginning of year                       446        64      193
  Granted                                  78       392       81
  Exercised                              (38)      (10)    (210)
  Terminated                              (4)        --       --

  End of year                             482       446       64

Number of shares exercisable
  at end of year                          320       264       43
Number of shares available for grant
  at end of year                           62       136      116

Weighted average option prices per share:
  Granted during the year               $6.91     $6.98    $3.61
  Exercised during the year              5.45      3.61     1.68
  Outstanding at end of year             6.54      6.39     2.35
  Exercisable at end of year             5.78      5.88     1.72

With respect to the options outstanding as of September 30, 1998, there were options on 40,000 shares at exercise prices ranging from $0.90 per share to $3.61 per share having a weighted average exercise price of $1.61 per share and a weighted average remaining contractual life of four years, all of which were exercisable; there were options on 384,000 shares at exercise prices ranging from $5.91 per share to $6.79 per share having a weighted average exercise price of $6.43 per share and a weighted average remaining contractual life of nine years, 280,000 of which were exercisable; and there were options on 58,000 shares at an exercise price of $10.68 and having a remaining contractual life of nine years, none of which were exercisable.

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

However, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to calculate a hypothetical value of stock options on their dates of grant. The Company has calculated the following weighted average option values using the assumptions indicated and the Black-Scholes option pricing model:

                                         1998      1997     1996

Weighted average estimated fair value
   per share of stock options granted   $3.14     $3.15    $1.98
Expected option life (years)             3.00      3.25     3.40
Stock price volatility factor             .64       .62      .60
Risk-free interest rate                  5.3%      5.9%     5.9%
Dividend yield                           0.5%      0.5%       --

Assuming that stock options granted during 1998, 1997 and 1996 were valued using these assumptions and the values were reflected as compensation expense over their vesting periods, the Company's pro forma net income would have been $2,821,000 ($0.62 per share) in 1998, $1,866,000 ($0.44 per share) in 1997 and $1,571,000
($0.37 per share) in 1996. These pro forma effects are not indicative of future periods.


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


Quarterly Data (Unaudited)

Financial and stock market data for each of the quarters of the Company's last two fiscal years are summarized below:

                                 First   Second    Third  Fourth
(In Thousands, Except          Quarter  Quarter  Quarter Quarter
   Per Share)

Fiscal 1998:
Net revenues                    $9,478   $8,841   $9,136  $9,279
Operating expenses               8,190    7,737    8,088   8,009

Income from operations           1,288    1,104    1,048   1,270
Interest income                     99       99      112     130

Income before income taxes       1,387    1,203    1,160   1,400
Provision for income taxes         555      480      460     565

Net income                      $  832   $  723   $  700  $  835

Net income per share:
  Basic                         $  .19   $  .16   $  .16  $  .19
  Diluted                          .18      .16      .15     .19
Market prices per share:
  High                           19.09    17.39    13.41    9.77
  Low                             9.55     8.98     7.95    4.89
  Close                          17.05    10.68     8.52    6.36


Fiscal 1997:
Net revenues                    $5,904   $7,326   $7,472  $8,639
Operating expenses               5,269    6,257    6,508   7,527

Income from operations             635    1,069      964   1,112
Interest income                     69       56       70      86

Income before income taxes         704    1,125    1,034   1,198
Provision for income taxes         280      450      415     475

Net income                      $  424   $  675   $  619  $  723

Net income per share:
  Basic                         $  .10   $  .15   $  .14  $  .17
  Diluted                          .10      .15      .14     .16
Market prices per share:
  High                            8.11     6.59     7.88   11.78
  Low                             4.70     5.30     5.38    7.12
  Close                           5.30     5.34     7.12   10.68


The Company's common stock is traded on the American Stock
Exchange under the trading symbol JOB. There were 985 holders of record as of October 16, 1998.




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

10(b) Employment contract with Herbert F. Imhoff.
      Incorporated by reference from Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1981, File No. 1-5707.

10(c) Senior Executive Agreement with Herbert F. Imhoff dated May 22, 1990. Incorporated by reference from Exhibit
      10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(d) Senior Executive Agreement with Herbert F. Imhoff,
      Jr. dated May 22, 1990.  Incorporated by reference from
      Exhibit 10(f) to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(e) Key Manager Plan, adopted May 22, 1990.
      Incorporated by reference from Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30 1990, File No. 1-5707.

10(f) Rights Agreement with The First National Bank of Chicago as
      Rights Agent, dated as of February 12, 1990. Incorporated by reference from Exhibit (1) of Registration on Form 8-A dated February 19, 1990.

10(g) Settlement Agreement with Leonard Chavin dated as of
      September 27, 1991.  Incorporated by reference from Exhibit
      10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(h) First Amendment to Rights Agreement with The First National
      Bank of Chicago as Rights Agent, dated as of September 27, 1991. Incorporated by reference from Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(i) Agreement with Sheldon Brottman dated October 3, 1991.
      Incorporated by reference from Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(j) General Employment Enterprises, Inc. Stock
      Option Plan. Incorporated by reference from Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated March 3, 1992, Registration No. 33-46124.

10(k) Agreement with Leonard and Marlene Chavin dated as of October 1, 1993. Incorporated by reference from Exhibit 10(m) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1993, File No. 1-5707.

10(l) General Employment Enterprises, Inc. 1995
      Stock Option Plan.  Incorporated by reference from Exhibit
      4.1 to the Registrant's Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10(m) Resolution of the Board of Directors, adopted November 17,
      1997, establishing a Senior Executive Bonus Pool for fiscal 1998. Incorporated by reference from Exhibit 10 of the Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997, File No. 1-5707.

10(n) General Employment Enterprises, Inc. 1997 Stock Option Plan.

10(o) Resolution of the Board of Directors adopted September 28,
      1998, amending the General Employment Enterprises, Inc. 1997 Stock Option Plan.

23    Consent of Independent Auditors.

27    Financial Data Schedule for the year ended September 30, 1998.




                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  December 9, 1998       By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and
                              Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 9, 1998       By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and
                              Chief Executive Officer
                              Principal executive officer


Date:  December 9, 1998       By:   /s/  Herbert F. Imhoff, Jr.
                              Herbert F. Imhoff, Jr.
                              President and Chief Operating Officer
                              and Director


Date:  December 9, 1998       By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer and Treasurer
                              Principal financial and accounting officer

Date:  December 9, 1998       By:   /s/  Sheldon Brottman
                              Sheldon Brottman, Director


Date:  December 5, 1998       By:   /s/  Leonard Chavin
                              Leonard Chavin, Director


Date:  December 4, 1998       By:   /s/  Delain G. Danehey
                              Delain G. Danehey, Director


Date:  December 7, 1998       By:   /s/  Walter T. Kerwin, Jr.
                              Walter T. Kerwin, Jr., Director


Date:  December 7, 1998       By:   /s/  Howard S. Wilcox
                              Howard S. Wilcox, Director