Form 10-Q
period 1998-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1999-02-11
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 1998

                               or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from __________ to __________

                 Commission File Number:  1-5707


              GENERAL EMPLOYMENT ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)


          Illinois                                  36-6097429
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

     One Tower Lane, Suite 2100, Oakbrook Terrace, Illinois      60181
           (Address of principal executive offices)           (Zip Code)

                         (630) 954-0400
      (Registrant's telephone number, including area code)

                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of January 31, 1999 was 4,423,566.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                        December 31 September 30
(In Thousands)                                 1998         1998
ASSETS
Current assets:
Cash and short-term investments             $ 9,754     $ 10,459
Accounts receivable, less allowances
  (Dec. 1998--$663; Sept. 1998--$565)         3,774        3,639

Total current assets                         13,528       14,098

Property and equipment:
Furniture, fixtures and equipment             3,154        3,089
Accumulated depreciation                    (2,441)      (2,391)

Net property and equipment                      713          698

Other assets                                    924          836

Total assets                                $15,165      $15,632



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 2,798      $ 4,041
Other current liabilities                     1,199          796

Total current liabilities                     3,997        4,837

Long-term obligations                           467          460

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  4,424 shares                                   44           44
Capital in excess of stated value of shares   4,576        4,576
Retained earnings                             6,081        5,715

Total shareholders' equity                   10,701       10,335

Total liabilities and shareholders' equity  $15,165      $15,632
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                    Three Months
                                               Ended December 31
(In Thousands, Except Per Share)                   1998     1997

Net revenues:
Placement services                               $5,743   $6,649
Contract services                                 3,418    2,829

Net revenues                                      9,161    9,478

Operating expenses:
Direct costs of contract services                 2,241    1,797
Selling                                           3,627    4,027
General and administrative                        2,447    2,366

Total operating expenses                          8,315    8,190

Income from operations                              846    1,288
Interest income                                     126       99

Income before income taxes                          972    1,387
Provision for income taxes                          385      555

Net income                                       $  587   $  832

Net income per share:
Basic                                            $  .13   $  .19
Diluted                                          $  .13   $  .18

Average number of shares:
Basic                                             4,424    4,405
Diluted                                           4,481    4,612
See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                  Three Months
                                              Ended December 31
(In Thousands)                                     1998    1997

Operating activities:
Net income                                       $  587  $  832
Depreciation and other noncurrent items              29      22
Accounts receivable                               (135)   (147)
Accrued compensation and payroll taxes          (1,243)   (729)
Other current liabilities                           403     344

Net cash provided (used) by operating activities  (359)     322

Investing activities:
Acquisition of property and equipment and
  other noncurrent items                          (125)   (121)
Short-term investments                            1,911     187

Net cash provided by investing activities         1,786      66

Financing activities:
Exercises of stock options                           --     301
Cash dividend declared                            (221)   (201)

Net cash provided (used) by financing activities  (221)     100

Increase in cash and cash equivalents             1,206     488
Cash and cash equivalents at beginning of period  4,500   3,188

Cash and cash equivalents at end of period        5,706   3,676
Short-term investments at end of period           4,048   4,372

Cash and short-term investments                  $9,754  $8,048
See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.


Common Stock

The Company paid a 10% stock dividend on October 30,1998. All per share amounts for fiscal 1998 have been restated.

The Company declared cash dividends of $.05 per common share on November 16, 1998 and $ .05 per share on November 17, 1997.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Corporate Strategies and Economic Factors

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting personnel. For the three months ended December 31, 1998, the Company derived 63% of its revenues from placement services and 37% of its revenues from contract services. As of December 31, 1998, the Company operated 47 offices located in major metropolitan and business centers in 16 states.

The high demand for information technology professionals in recent years has had a favorable impact on the Company's results of operations, particularly affecting the number of contract hours billed and the average placement fees, which are based on applicant salary levels. For the five fiscal years ended September 30, 1998, the Company's average annual rate of revenue growth was 28%. To accommodate the demand for its services, the Company opened 24 new branch offices over the last three fiscal years, including nine new offices in fiscal 1998.

Although the Company's contract service division continued to grow during the first quarter of its 1999 fiscal year, the Company experienced a decline in placement service revenues. Management attributes this decline to several factors, including a general slowdown in hiring patterns as employers were more careful in making hiring decisions, and lower productivity associated with inexperienced staff at some of the Company's newer locations.

Management believes that the underlying demand for information technology professionals in the United States will continue for the foreseeable future, but that permanent placement growth will be slower than in recent years. The Company has deferred any new branch office openings for fiscal 1999, while it addresses issues related to the changing marketplace, under-performing branch operations and staff development.


First Quarter Results of Operations

For the three months ended December 31, 1998, consolidated revenues of $9,161,000 were down $317,000 (3%) from a particularly strong first quarter last year. Placement service revenues decreased $906,000 (14%), as a result of a 22% decrease in the number of placements and a 7% higher average placement fee. Contract service revenues increased $589,000 (21%) due to a 13% increase in billable hours and an 8% higher average hourly billing rate.

The direct costs of contract services increased $444,000 (25%) over last year. The gross profit on contract services was $1,177,000 this year, compared with $1,032,000 last year, and the gross profit margin was 34.4% this year compared with 36.5% last year. Consistent with staffing industry practices, the direct costs of contract services are considered to be the wages and the related payroll taxes and benefits of contract workers. Selling expenses for the first quarter decreased $400,000 (10%) from last year's first quarter. Commission expense decreased 14% due to the lower placement revenues, while recruitment advertising expense increased 27% for the quarter. General and administrative expenses for the quarter increased $81,000 (3%) from last year. This was largely associated with the effects of opening new branch offices during the 1998 fiscal year. Branch office salaries and wages increased 22% and occupancy costs increased 18% for the period. Administrative compensation was down 26% due to lower corporate earnings, and all other general and administrative expenses decreased 4%. As a result, total operating expenses increased $125,000 (2%) for the quarter.

The Company had income from operations of $846,000, which was a $442,000 (34%) decrease from $1,288,000 in the prior year's first quarter. The operating profit margin of 9.2% this year decreased
4.4 points from 13.6% last year, due to the effects of lower placement revenues combined with higher general and administrative expenses.

Interest income for the first quarter increased $27,000 (27%) due to higher investable funds.

The Company had pretax income of $972,000 for the quarter, which was a decrease of $415,000 (30%) from last year. The effective income tax rate was 39.6% this year and 40.0% last year.

After taxes, net income was $587,000 for the quarter ended December 31, 1998, which was a $245,000 (29%) decline compared with net income of $832,000 last year. Diluted net income per share was $ .13 this year, compared with $ .18 last year.


Financial Condition

During the three months ended December 31, 1998, the Company's cash and short-term investments decreased by $705,000 to a balance of $9,754,000. Net cash used by operating activities was $359,000 for the period. Net income provided $587,000, while a seasonal reduction of accrued compensation and payroll tax liabilities required $1,243,000, and other operating activities provided $297,000. The Company used $125,000 during the period for investments in property and equipment and other assets, and the payment of a cash dividend required $221,000.

The Company's net working capital was $9,531,000 as of December
31, 1998, compared with $9,261,000 at September 30, 1998, and shareholders' equity was $10,701,000 at December 31, 1998, compared with $10,335,000 last September.

To upgrade existing offices, the Company plans to spend approximately $1,000,000 during fiscal 1999 for the acquisition of computer equipment and office furniture and equipment. As of December 31, 1998, there were outstanding purchase orders totaling $275,000. All of the Company's facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements.

As of December 31, 1998, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.


Year 2000 Issues

Issues surrounding the year 2000 are the result of older computer programs being written using two digits rather than four digits to define a year. As a result, date-sensitive computer software or hardware containing this defect could be susceptible to miscalculations or system failures if not corrected or replaced.

As of October 1998, all of the Company's internal software and computer hardware were compliant with the year 2000, and the Company does not anticipate any difficulty in processing transactions or conducting business in the next millennium.

The Company is in the process of identifying what effect, if any, that the year 2000 will have on the operations of third parties that could materially affect the operations of the Company. Management is in the process of identifying potentially significant third parties, and expects to complete an assessment of their readiness by September 1999. The potential effect on the
Company of non-compliance by third parties is not determinable at this time. However, due to the service nature of the Company's business, management believes that it would be able to readily find alternate suppliers in the event that existing providers might fail.


Forward Looking Statements

The Company's business, particularly placement services, can be volatile and may fluctuate from quarter to quarter. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year.

This report contains certain forward looking information that is based on management's current expectations and is subject to risks and uncertainties. Actual results could differ significantly. Some of the factors that could affect the Company's future performance include, but are not limited to, general business conditions, the demand for the Company's services, competitive market pressures, and the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract project assignments.





                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


The following exhibits are filed as part of this report:

No.  Description of Exhibit


10 Resolution of the Board of Directors adopted November 16, 1998, establishing a Senior Executive Bonus Pool for fiscal 1999.


27   Financial Data Schedule for the three months ended December 31, 1998.


The Company filed no reports on Form 8-K during the quarter.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  February 10, 1999      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  February 10, 1999      By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer