Form 10-Q
period 1999-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1999-05-05
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 1999

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of April 30, 1999 was 4,423,566.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                           March 31 September 30
(In Thousands)                                 1999         1998
ASSETS
Current assets:
Cash and short-term investments             $ 9,881     $ 10,459
Accounts receivable, less allowances
  (Mar. 1999--$737; Sept. 1998--$565)         4,115        3,639

Total current assets                         13,996       14,098

Property and equipment:
Furniture, fixtures and equipment             3,439        3,089
Accumulated depreciation                    (2,500)      (2,391)

Net property and equipment                      939          698

Other assets                                    968          836

Total assets                                $15,903      $15,632



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 3,551      $ 4,041
Other current liabilities                       523          796

Total current liabilities                     4,074        4,837

Long-term obligations                           473          460

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  4,424 shares                                   44           44
Capital in excess of stated value of shares   4,576        4,576
Retained earnings                             6,736        5,715

Total shareholders' equity                   11,356       10,335

Total liabilities and shareholders' equity  $15,903      $15,632
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months        Six Months
                                Ended March 31    Ended March 31
(In Thousands, Except Per Share)  1999    1998     1999     1998

Net revenues:
Placement services              $5,818  $6,047  $11,561  $12,696
Contract services                4,173   2,794    7,591    5,623

Net revenues                     9,991   8,841   19,152   18,319

Operating expenses:
Direct costs of contract
 services                        2,784   1,839    5,025    3,636
Selling                          3,632   3,754    7,259    7,781
General and administrative       2,588   2,144    5,035    4,510

Total operating expenses         9,004   7,737   17,319   15,927

Income from operations             987   1,104    1,833    2,392
Interest income                    108      99      234      198

Income before income taxes       1,095   1,203    2,067    2,590
Provision for income taxes         440     480      825    1,035

Net income                      $  655  $  723  $ 1,242  $ 1,555

Net income per share:
Basic                           $  .15  $  .16   $  .28  $   .35
Diluted                         $  .15  $  .16   $  .28  $   .34

Average number of shares:
Basic                            4,424   4,424    4,424    4,413
Diluted                          4,451   4,656    4,455    4,633
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                     Six Months
                                                 Ended March 31
(In Thousands)                                     1999    1998

Operating activities:
Net income                                       $1,242  $1,555
Depreciation and other noncurrent items             109     133
Accounts receivable                               (476)   (450)
Accrued compensation and payroll taxes            (490)     371
Other current liabilities                         (273)   (376)

Net cash provided by operating activities           112   1,233

Investing activities:
Acquisition of property and equipment and
  other noncurrent items                          (469)   (299)
Short-term investments                              641     657

Net cash provided by investing activities           172     358

Financing activities:
Exercises of stock options                           --     301
Cash dividend declared                            (221)   (201)

Net cash provided (used) by financing activities  (221)     100

Increase in cash and cash equivalents                63   1,691
Cash and cash equivalents at beginning of period  4,500   3,188

Cash and cash equivalents at end of period        4,563   4,879
Short-term investments at end of period           5,318   3,902

Cash and short-term investments                  $9,881  $8,781
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


Common Stock

The Company issued a 10% stock dividend on October 30,1998. All per share amounts for fiscal 1998 have been restated.

The Company declared cash dividends of $.05 per common share on November 16, 1998 and $ .05 per share on November 17, 1997.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Corporate Strategies and Economic Factors

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting personnel. As of March 31, 1999, the Company operated 48 offices located in major metropolitan and business centers in 16 states.

The strong demand for information technology professionals in recent years has had a favorable impact on the Company's results of operations. This demand has resulted in increased contract hours billed to clients, and the average placement fee has risen as the average base salary of individuals placed has grown. For the five fiscal years ended September 30, 1998, the Company's average annual rate of revenue growth was 28%. To accommodate the demand for its services, the Company opened 25 new branch offices since October 1995, including one new office in fiscal 1999 and nine new offices in fiscal 1998.

Although the Company's contract service division continued to grow during the first six months of the 1999 fiscal year, the Company experienced a decline in placement service revenues. Management attributes this decline to several factors, including client employers' decisions for increased utilization of contract employees in lieu of full-time employment staffing, more employer emphasis on retention of new hires by increased scrutiny and screening of full-time employee candidates, therefore lengthening the hiring process time, and lower productivity with inexperienced branch office staff at some of the Company's newer locations.

Management believes that the underlying demand for information technology professionals in the United States will continue in the foreseeable future. The Company has deferred any new branch office openings for fiscal 1999, while it addresses issues related to the changing marketplace, under-performing branch operations and staff development.


Second Quarter Results of Operations

For the three months ended March 31, 1999, consolidated revenues of $9,991,000 were up $1,150,000 (13%) from the second quarter last year. Placement service revenues decreased $229,000 (4%), as a result of a 10% decrease in the number of placements, partially offset by a 6% higher average placement fee. Contract service revenues increased $1,379,000 (49%) due to a 39% increase in billable hours and a 7% higher average hourly billing rate. Contract service revenues represented 42% of the Company's consolidated revenues for the quarter, while placement service revenues accounted for 58% of the consolidated total.

The direct costs of contract services increased $945,000 (51%) over last year. The gross profit on contract services was $1,389,000 this year, compared with $955,000 last year, and the gross profit margin on contract services was 33.3% this year compared with 34.2% last year. Consistent with staffing industry practices, the direct costs of contract services are considered to be the wages and the related payroll taxes and benefits of contract workers. Selling expenses for the second quarter decreased $122,000 (3%) from last year's second quarter. Commission expense decreased 4% due to the lower placement revenues, while investment in recruitment advertising increased 7%. General and administrative expenses for the quarter increased $444,000 (21%) from last year. This was largely associated with the effects of opening new branch offices during the 1998 fiscal year. Branch office salaries and wages increased 37%, occupancy costs increased 21%, and all other general and administrative expenses increased 10%. As a result, total operating expenses increased $1,267,000 (16%) for the quarter.

The Company had income from operations of $987,000, which was a $117,000 (11%) decrease from $1,104,000 in the prior year's second quarter. The operating profit margin of 9.9% this year decreased 2.6 points from 12.5% last year, due to the effects of lower placement revenues combined with higher general and administrative expenses.

Interest income for the second quarter increased $9,000 (9%) due to higher investable funds.

The Company had pretax income of $1,095,000 for the quarter, which was a decrease of $108,000 (9%) from last year. The effective income tax rate was 40.2% this year and 39.9% last year.

After taxes, net income was $655,000 for the quarter ended March
31, 1999, which was a $68,000 (9%) decline compared with net income of $723,000 last year. Diluted net income per share was $
 .15 this year, compared with $ .16 last year.


Six Months Results of Operations

For the six months ended March 31, 1999, consolidated revenues of $19,152,000 were up $833,000 (5%) from last year's six month period. Placement service revenues decreased $1,135,000 (9%), as a result of a 16% decrease in the number of placements, partially offset by a 7% higher average placement fee. Contract service revenues increased $1,968,000 (35%) due to a 26% increase in billable hours and an 8% higher average hourly billing rate. Contract service revenues represented 40% of consolidated revenues for the six-month period, while placement service revenues represented 60% of the total.

The direct costs of contract services increased $1,389,000 (38%) over last year. The gross profit on contract services was $2,566,000 this year, compared with $1,987,000 last year, and the gross profit margin on contract services was 33.8% this year compared with 35.3% last year. Selling expenses for the six months decreased $522,000 (7%) from the same period last year. Commission expense decreased 10% due to the lower placement revenues, while investment in recruitment advertising increased 17%. General and administrative expenses for the six months increased $525,000 (12%) from last year. This was largely associated with the effects of opening new branch offices during the 1998 fiscal year. Branch office salaries and wages increased 30% and occupancy costs increased 19% for the period. Administrative compensation was down 14% due to lower corporate earnings, and all other general and administrative expenses increased 6%. As a result, total operating expenses increased $1,392,000 (9%) for the six month period.

The Company had income from operations of $1,833,000, which was a $559,000 (23%) decrease from $2,392,000 in the prior year's six month period. The operating profit margin of 9.6% this year decreased 3.5 points from 13.1% last year, due to the effects of lower placement revenues combined with higher general and administrative expenses.

Interest income for the six months increased $36,000 (18%) due to higher investable funds.

The Company had pretax income of $2,067,000 for the first six months, which was a decrease of $523,000 (20%) from last year.
The effective income tax rate was 39.9% this year and 40.0% last year.

After taxes, net income was $1,242,000 for the six month period ended March 31, 1999, which was a $313,000 (20%) decline compared with net income of $1,555,000 last year. Diluted net income per share was $ .28 this year, compared with $.34 last year.


Financial Condition

During the six months ended March 31, 1999, the Company's cash and short-term investments decreased by $578,000 to a balance of $9,881,000. Net cash provided by operating activities was $112,000 for the period. Net income provided $1,242,000, while an increase in accounts receivable required $476,000, a reduction of accrued compensation and payroll tax liabilities required $490,000, and other operating activities required $164,000. The Company used $469,000 during the period for investments in property and equipment and other assets, and the payment of a cash dividend required $221,000.

The Company's net working capital was $9,922,000 as of March 31, 1999, compared with $9,261,000 at September 30, 1998, and shareholders' equity was $11,356,000 at March 31, 1999, compared with $10,335,000 last September.

During fiscal 1999 the Company initiated a program to spend approximately $1,000,000 for the acquisition of additional computer equipment, applicant retrieval software and new office furniture. As of March 31, 1999, there was approximately $580,000 remaining to be spent under this program, of which
approximately $280,000 was committed.   Approximately $330,000 is
expected to be spent during the second half of fiscal 1999, and $250,000 is expected to be spent in fiscal 2000. All of the Company's facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

As of March 31, 1999, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.


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




                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 22, 1999, the shareholders approved the Company's 1999 Stock Option Plan. There were 2,276,981 shares voted for the adoption, and there were 1,725,520 share withheld. In addition, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

  Nominees                Votes For      Votes Withheld

  Sheldon Brottman        3,934,259         68,242
  Leonard Chavin          3,926,075         76,426
  Delain G. Danehey       3,940,132         62,369
  Herbert F. Imhoff       3,934,516         67,985
  Herbert F. Imhoff, Jr.  3,938,168         64,333
  Walter T. Kerwin, Jr.   3,930,668         71,833



Item 6.  Exhibits and Reports on Form 8-K.


The following exhibits are filed as part of this report:

No.  Description of Exhibit


10   General Employment Enterprises, Inc. 1999 Stock Option Plan.

27   Financial Data Schedule for the six months ended March 31, 1999.


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


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  May 5, 1999            By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  May 5, 1999            By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer