Form 10-Q
period 1999-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1999-08-12
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 1999

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of July 30, 1999 was 4,423,566.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                            June 30 September 30
(In Thousands)                                 1999         1998
ASSETS
Current assets:
Cash and short-term investments             $10,899      $10,459
Accounts receivable, less allowances
  (June 1999--$738; Sept. 1998--$565)         4,177        3,639

Total current assets                         15,076       14,098

Property and equipment:
Furniture, fixtures and equipment             3,657        3,089
Accumulated depreciation                    (2,541)      (2,391)

Net property and equipment                    1,116          698

Other assets                                  1,053          836

Total assets                                $17,245      $15,632


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 3,820      $ 4,041
Other current liabilities                       679          796

Total current liabilities                     4,499        4,837

Long-term obligations                           479          460

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  4,424 shares                                   44           44
Capital in excess of stated value of shares   4,576        4,576
Retained earnings                             7,647        5,715

Total shareholders' equity                   12,267       10,335

Total liabilities and shareholders' equity  $17,245      $15,632
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months       Nine Months
                                 Ended June 30     Ended June 30
(In Thousands, Except Per Share)  1999    1998     1999     1998

Net revenues:
Placement services             $ 5,859  $6,228  $17,420  $18,924
Contract services                4,611   2,908   12,202    8,531

Net revenues                    10,470   9,136   29,622   27,455

Operating expenses:
Direct costs of contract
 services                        2,942   1,846    7,967    5,482
Selling                          3,576   3,884   10,835   11,665
General and administrative       2,544   2,358    7,579    6,868

Total operating expenses         9,062   8,088   26,381   24,015

Income from operations           1,408   1,048    3,241    3,440
Interest income                    123     112      357      310

Income before income taxes       1,531   1,160    3,598    3,750
Provision for income taxes         620     460    1,445    1,495

Net income                     $   911  $  700  $ 2,153  $ 2,255

Net income per share:
Basic                          $   .21  $  .16  $   .49  $   .51
Diluted                        $   .20  $  .15  $   .48  $   .49

Average number of shares:
Basic                            4,424   4,424    4,424    4,416
Diluted                          4,450   4,593    4,454    4,622
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                    Nine Months
                                                  Ended June 30
(In Thousands)                                     1999    1998

Operating activities:
Net income                                      $ 2,153 $ 2,255
Depreciation and other noncurrent items             222     197
Accounts receivable                               (538)   (606)
Accrued compensation and payroll taxes            (221)     469
Other current liabilities                         (117)   (341)

Net cash provided by operating activities         1,499   1,974

Investing activities:
Acquisition of property and equipment and
  other noncurrent items                          (838)   (426)
Short-term investments                              918 (2,401)

Net cash provided (used) by investing activities     80 (2,827)

Financing activities:
Exercises of stock options                           --     301
Cash dividend declared                            (221)   (201)

Net cash provided (used) by financing activities  (221)     100

Increase (decrease) in cash and cash equivalents  1,358   (753)
Cash and cash equivalents at beginning of period  4,500   3,188

Cash and cash equivalents at end of period        5,858   2,435
Short-term investments at end of period           5,041   6,960

Cash and short-term investments                 $10,899 $ 9,395
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



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Description of Operations

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting personnel. As of June 30, 1999, the Company operated 43 offices located in major metropolitan and business centers in 14 states.

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

Although the Company's contract service division continued to grow during the first nine months of the 1999 fiscal year, the Company experienced a decline in placement service revenues. Management attributes this decline to several factors, including client employers' decisions for increased utilization of contract employees in lieu of full-time employment staffing, more employer emphasis on retention of new hires by increased scrutiny and screening of full-time employee candidates, therefore lengthening the hiring process time, and lower productivity with inexperienced branch office staff at some of the Company's newer locations.

The Company has deferred any new branch office openings, while it addresses issues related to the changing marketplace, under-performing branch operations and staff development. During the 1999 third quarter, it closed five marginally performing branch offices.


Third Quarter Results of Operations

For the three months ended June 30, 1999, consolidated revenues of $10,470,000 were up $1,334,000 (15%) from the third quarter last year. Placement service revenues decreased $369,000 (6%), as a result of an 8% decrease in the number of placements, partially offset by a 3% higher average placement fee. Contract service revenues increased $1,703,000 (59%) due to a 50% increase in billable hours and a 5% higher average hourly billing rate. Contract service revenues represented 44% of the Company's consolidated revenues for the quarter, while placement service revenues accounted for 56% of the consolidated total.

The direct costs of contract services increased $1,096,000 (59%) over last year. The gross profit on contract services was $1,669,000 this year, compared with $1,062,000 last year, and the gross profit margin on contract services was 36.2% this year, compared with 36.5% last year. Consistent with staffing industry practices, the direct costs of contract services are considered to be the wages and the related payroll taxes and benefits of contract workers. Selling expenses for the third quarter decreased $308,000 (8%) from last year's third quarter. Commission expense decreased 7% due to the lower placement revenues, while recruitment advertising expense decreased 16%. General and administrative expenses for the quarter increased $186,000 (8%) from last year. Branch office salaries and wages increased 21%, and occupancy costs increased 17%, while all other general and administrative expenses decreased 7%. As a result, total operating expenses increased $974,000 (12%) for the quarter.

The Company had income from operations of $1,408,000, which was a $360,000 (34%) increase from $1,048,000 in the prior year's third quarter. The operating profit margin of 13.4% this year increased 1.9 points from 11.5% last year.

Interest income for the third quarter increased $11,000 (10%) due to higher investable funds.

The Company had pretax income of $1,531,000 for the quarter, which was an increase of $371,000 (32%) from last year. The effective income tax rate was 40.5% this year and 39.7% last year.

After taxes, net income was $911,000 for the quarter ended June
30, 1999, which was a $211,000 (30%) increase compared with net income of $700,000 last year. Diluted net income per share was $
 .20 this year, compared with $ .15 last year.


Nine Months Results of Operations

For the nine months ended June 30, 1999, consolidated revenues of $29,622,000 were up $2,167,000 (8%) from last year's nine month period. Placement service revenues decreased $1,504,000 (8%), as a result of a 13% decrease in the number of placements, partially offset by a 6% higher average placement fee. Contract service revenues increased $3,671,000 (43%) due to a 34% increase in billable hours and a 7% higher average hourly billing rate. Contract service revenues represented 41% of consolidated revenues for the nine-month period, while placement service revenues represented 59% of the total.

The direct costs of contract services increased $2,485,000 (45%) over last year. The gross profit on contract services was $4,235,000 this year, compared with $3,049,000 last year, and the gross profit margin on contract services was 34.7% this year compared with 35.7% last year. Selling expenses for the nine months decreased $830,000 (7%) from the same period last year. Commission expense decreased 9% due to the lower placement revenues, while recruitment advertising expense increased 4%. General and administrative expenses for the nine months increased $711,000 (10%) from last year. This was largely associated with the effects of opening new branch offices during the 1998 fiscal year. Branch office salaries and wages increased 26% and occupancy costs increased 19% for the period, while all other general and administrative expenses decreased 5%. As a result, total operating expenses increased $2,366,000 (10%) for the nine month period.

The Company had income from operations of $3,241,000, which was a $199,000 (6%) decrease from $3,440,000 in the prior year's nine month period. The operating profit margin of 10.9% this year decreased 1.6 points from 12.5% last year, due to the effects of lower contract margins and higher general and administrative expenses.

Interest income for the nine months increased $47,000 (15%) due to higher investable funds.

The Company had pretax income of $3,598,000 for the first nine months, which was a decrease of $152,000 (4%) from last year.
The effective income tax rate was 40.2% this year and 39.9% last year.

After taxes, net income was $2,153,000 for the nine month period ended June 30, 1999, which was a $102,000 (5%) decline compared with net income of $2,255,000 last year. Diluted net income per share was $ .48 this year, compared with $ .49 last year.


Financial Condition

During the nine months ended June 30, 1999, the Company's cash and short-term investments increased by $440,000 to a balance of $10,899,000. Net cash provided by operating activities was $1,499,000 for the period. Net income provided $2,153,000, while an increase in accounts receivable required $538,000, a reduction of accrued compensation and payroll tax liabilities required $221,000, and other operating activities provided $105,000. The Company used $838,000 during the period for investments in property and equipment and other assets, and the payment of a cash dividend required $221,000.

The Company's net working capital was $10,577,000 as of June 30, 1999, compared with $9,261,000 at September 30, 1998, and shareholders' equity was $12,267,000 at June 30, 1999, compared with $10,335,000 last September.

During fiscal 1999 the Company initiated a program to spend approximately $1,000,000 for the acquisition of additional computer equipment, applicant retrieval software and new office furniture. As of June 30, 1999, there was approximately $500,000 remaining to be spent under this program, of which approximately
$280,000 was committed.   Approximately $250,000 is expected to
be spent during the fourth quarter of fiscal 1999, and $250,000 is expected to be spent in fiscal 2000. All of the Company's facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

As of June 30, 1999, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.


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




                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.


The following exhibit is filed as part of this report:

No.  Description of Exhibit



27   Financial Data Schedule for the nine months ended June 30, 1999.


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


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  August 12, 1999        By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  August 12, 1999        By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer