Form 10-K
period 1999-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 1999-11-17
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K

[X]  Annual Report Under Section 13 or 15 (d) of the Securities
Exchange Act   of 1934 [No Fee Required]

          For the fiscal year ended September 30, 1999

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities     Exchange Act of 1934 [No Fee Required]

        For the transition period from _______________ to ________________

                 Commission File Number:  1-5707

              GENERAL EMPLOYMENT ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)

          Illinois                                  36-6097429
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

One Tower Lane, Suite 2100, Oakbrook Terrace, IL             60181
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code:  (630) 954-0400

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Names of each exchange on which registered
Common Stock, no par value                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                        Yes  X   No __

   Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                              [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 5, 1999 was $16,570,000. At that date, there were 5,086,656 shares of the registrant's common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the annual meeting of shareholders to be held on February 28, 2000 are incorporated by reference into Part III of this Form 10-K.






                             PART I


Item 1.  Business

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


Services Provided
The Company operates in one industry segment, providing professional staffing services. The Company offers its customers both full time placement and temporary contract staffing services, specializing in the placement of information technology, engineering and accounting professionals.

The Company's placement services include placing candidates into regular, full-time jobs with client-employers. The Company's contract services include placing its professional employees on temporary assignments, under contracts with client companies. Contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of three months to one year. Management believes that the combination of these two services provides a strong marketing opportunity, because it offers customers a variety of staffing alternatives that includes regular full-time staffing, temporary staffing and a contract-to-hire approach to hiring.

The amount of revenues derived from these services for each of the last three fiscal years is presented in the Company's consolidated statement of income. In recent years, the Company's contract service revenues have grown more rapidly than placement services, and accordingly, contract service revenues have become a larger percentage of the Company's business. In fiscal 1999, the Company derived approximately 57% of its revenues from placement services and 43% from contract services.


Marketing
The Company markets its services using the trade names General Employment, Omni One, Business Management Personnel and Triad Personnel Services. As of September 30, 1999, it operated 42 branch offices located in downtown or suburban areas of major U.S. cities in 14 states. Thirty-five of the offices were full-service branches, providing both placement and contract services, and seven of the offices specialized in contract services only. The offices were concentrated in California (10), Illinois (8), Arizona (3), Texas (3), and Indiana (3), with two offices each in Florida, Georgia, Massachusetts, Michigan, Ohio, and Pennsylvania, and one office each in Nevada, North Carolina and Tennessee.

The Company markets its services to prospective clients primarily through telephone marketing by its employment consultants and through mailing of employment bulletins listing candidates available for placement and contract employees available for assignment.

The Company has a diverse customer base, and no single customer accounts for more than 4% of its revenues.

Recruiting
The success of the Company is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are recruited through telephone contact by the Company's employment consultants, through classified newspaper advertising and through postings on the internet. For this purpose, the Company maintains its own internet web page at www.generalemployment.com and uses other internet job posting bulletin board services. The Company uses a computer program to track applicants' skills and match them with job openings. The Company screens and interviews all applicants who are presented to its clients.


Billing Practices
The Company charges a fee for successful placements that is based on a percentage of the applicant's projected annual salary, and the Company provides its clients with a guarantee under which the fee is refundable if the applicant does not remain employed during a guarantee period. Fees for contract services are billed on an hourly basis each week. The Company expects payment by its customers upon receipt of its invoices. Typical of the staffing industry, working capital is required to finance the wages of contract workers before the related customer accounts are collected.


Competition
The staffing industry is highly competitive. There are relatively few barriers to entry by firms offering placement services, while significant amounts of working capital typically are required for firms offering contract services. The Company's competitors include a large number of sole-proprietorship operations, as well as regional and national organizations. Many of them are large corporations with substantially greater resources than the Company.

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

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Atlanta, Boston, Chicago, Columbus, Indianapolis, Los Angeles, Philadelphia, Phoenix and San Francisco markets help to provide better client services through convenient office locations and the sharing of assignments.


Regulation
Employment agency service companies are regulated by three of the states in which the Company operates. Licenses are issued on a year-to-year basis. As of September 30, 1999, the Company held current licenses for all of the offices that were required to have them.


Employees
As of September 30, 1999, the Company had approximately 540 employees.

Item 2.  Properties

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 12,900 square feet of space at this location, under a lease that will expire in January 2006.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 14 states. Generally, the Company enters into six-month leases for new locations, using shared office facilities whenever possible. Established offices are operated from leased space ranging from 1,000 to 2,000 square feet, generally for periods of one to five years, with cancellation clauses after certain periods of occupancy. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.


Item 3.  Legal Proceedings

As of September 30, 1999, there were no material legal proceedings pending against the Company.


Item 4.  Results of Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the 1999 fiscal year.


                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

Information regarding this item is contained in "Item 8.
Financial Statements and Supplementary Data."


Item 6.  Selected Financial Data

                                                     Year Ended September 30
(In Thousands, Except Per Share)    1999     1998     1997     1996     1995
Operating results:
Net revenues                     $39,553  $36,734  $29,341  $23,241  $16,744
Income from operations             4,569    4,710    3,780    2,539    1,137
Net income                         3,025    3,090    2,441    1,641    1,068

Per share data (1):
Net income - basic                 $0.59    $0.61    $0.49    $0.34    $0.23
Net income - diluted                0.59     0.58     0.48     0.33     0.22
Cash dividend declared              0.04     0.04     0.03     0.02       --

Balance sheet data:
Net working capital              $11,391  $ 9,261  $ 6,418  $ 4,410   $2,246
Long-term obligations                484      460      433      375      443
Shareholders' equity              13,137   10,335    7,149    4,806    2,543
Total assets                      18,085   15,632   12,323    9,581    5,825
(1) Per share amounts have been adjusted to reflect a 15% stock dividend paid on October 29, 1999.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of September 30, 1999, the Company operated 42 offices located in major metropolitan and business centers in 14 states.

A strong demand for information technology professionals in recent years has had a favorable impact on the Company's results of operations. This demand has resulted in increased contract hours billed to clients, and the average placement fee has risen as the average base salary of individuals placed has grown. For the five fiscal years ended September 30, 1999, the Company's average annual rate of revenue growth was 23%. To accommodate the demand for its services, the Company opened 25 new branch offices since October 1995, including one in fiscal 1999, nine in fiscal 1998 and nine in fiscal 1997.

The growth in the Company's contract service revenues has been particularly strong, with a compound average annual growth rate of 33% over the last five years, and the percentage of consolidated revenues derived from contract services has grown from 28% in fiscal 1994 to 43% in fiscal 1999. This growth is attributable to the strong demand for this service and the Company's strategy to develop it. This trend has had the effect of decreasing the Company's operating profit margin, because contract services have lower margins than placement services.

Although the Company's contract service division continued to grow during the 1999 fiscal year, the Company experienced a decline in placement service revenues. Management attributes this decline to several factors, including client employers' decisions for increased utilization of contract employees in lieu of full-time employment staffing, more employer emphasis on retention of new hires by increased scrutiny and screening of full-time employee candidates, therefore, lengthening the hiring process time, and lower productivity with inexperienced branch office staff at some of the Company's locations. Management also believes that client spending on year 2000 computer issues may have deferred clients' hiring plans during the second half of the fiscal year.

The Company closed six marginally performing branch offices during fiscal 1999, and it has deferred any new branch office openings while it addresses issues related to the changing marketplace, under-performing branch operations and staff development.


Fiscal 1999 Results of Operations
Fiscal 1999 was an excellent year for the Company, with consolidated net revenues and contract service revenues reaching all-time highs. However, operating income and net income for the year were slightly less than for fiscal 1998. For the year ended September 30, 1999, consolidated revenues were $39,553,000, up $2,819,000 (8%) from $36,734,000 the prior year. Placement service revenues decreased $2,427,000 (10%), as a decrease in the number of placements was partially offset by a 5% higher average placement fee. Contract service revenues increased $5,246,000 (45%) primarily due to a 34% increase in billable hours and an 8% higher average hourly billing rate. Contract service revenues represented 43% of the Company's consolidated revenues for the 1999 fiscal year, while placement service revenues accounted for 57% of the consolidated total.

The cost of contract services increased $3,359,000 (45%) over 1998. The gross profit on contract services was $6,008,000 this year, a $1,887,000 (46%) increase compared with $4,121,000 last year, and the gross profit margin was 35.7% this year compared with 35.5% last year. Selling expenses for 1999 decreased $1,459,000 (10%) from last year, in line with the lower placement service revenues. General and administrative expenses in 1999 increased $1,060,000 (11%) from 1998. This was largely associated with the combined effects of opening new branch offices during fiscal 1998 and inflationary cost increases. Branch office salaries and wages increased 31% for the year, while occupancy costs increased 16%. All other general and administrative expenses decreased 4%. As a result, total 1999 operating expenses of $34,984,000 were $2,960,000 (9%) greater than the $32,024,000 in 1998.

The Company had income from operations of $4,569,000, which was a $141,000 (3%) decrease from $4,710,000 in the prior year, and the operating profit margin was 11.6% this year compared with 12.8% last year. The lower margin was largely due to the combination of lower placement revenues and higher general and administrative expenses.

Interest income was $496,000 for the year, compared with $440,000 last year. The $56,000 (13%) increase was due to higher investable funds.

The Company had pretax income of $5,065,000 for the year, which was a decrease of $85,000 (2%) from $5,150,000 last year. The effective income tax rate was 40.1%, about the same as the 40.0% tax rate last year.

After taxes, net income was $3,025,000 for the year ended September 30, 1999, which was a $65,000 (2%) decline compared with net income of $3,090,000 last year. Diluted net income per share increased to $ .59 this year, compared with $ .58 last year, as the average number of diluted shares decreased 4%.


Fiscal 1998 Results of Operations
For the year ended September 30, 1998, consolidated revenues were $36,734,000, up $7,393,000 (25%) from $29,341,000 the prior year.
Placement service revenues increased $4,605,000 (22%), due to a 3% increase in the number of placements and a 17% higher average placement fee. Contract service revenues increased $2,788,000 (32%) primarily due to a 25% increase in billable hours and a 4% higher average hourly billing rate. Contract service revenues represented 32% of the Company's consolidated revenues for the 1998 fiscal year, while placement service revenues accounted for 68% of the consolidated total.

The cost of contract services increased $1,685,000 (29%) over 1997. The gross profit on contract services was $4,121,000 this year, a $1,103,000 (37%) increase compared with $3,018,000 the prior year, and the gross profit margin was 35.5% this year compared with 34.2% the prior year. Selling expenses for 1998 increased $3,110,000 (25%) from the prior year. In line with the consolidated revenue growth, commission expense and related payroll costs increased 25%, and recruitment advertising expenses increased 27% for the year. General and administrative expenses in 1998 increased $1,668,000 (22%) from 1997. This was largely associated with the effects of opening new branch offices during the 1998 and 1997 fiscal years. Branch office salaries and wages increased 40% for the year, while administrative compensation was up 8%. Occupancy costs increased 26% and all other general and administrative expenses increased 18%. As a result, total 1998 operating expenses of $32,024,000 were $6,463,000 (25%) greater than the $25,561,000 in 1997.

The Company had income from operations of $4,710,000, which was a $930,000 (25%) increase from $3,780,000 in the prior year. Since the increase in operating expenses was in proportion to the revenue growth, the Company's operating profit margin remained about the same as the prior year
- 12.8% in 1998 compared with 12.9% in 1997.

Interest income was $440,000 for the year, compared with $281,000 last year. The $159,000 (57%) increase was due to higher investable funds.

The Company had pretax income of $5,150,000 for the year, which was an increase of $1,089,000 (27%) from $4,061,000 the prior year. The effective income tax rate was 40.0%, about the same as the 39.9% tax rate the prior year.

After taxes, net income was $3,090,000 for the year ended September 30, 1998, which was a $649,000 (27%) improvement compared with net income of $2,441,000 the prior year. Diluted net income per share was $ .58 in 1998, compared with $.48 in 1997.


Financial Condition
During the year ended September 30, 1999, the Company's cash and short-term investments increased by $1,373,000 to a balance of $11,832,000. Net cash provided by operating activities was $2,692,000 for the year. Net income provided $3,025,000, while other operating activities required $333,000. The Company used $1,098,000 during the year for investments in property and equipment and other assets, and the payment of a cash dividend required $221,000.

The Company's net working capital was $11,391,000 as of September
30, 1999, compared with $9,261,000 at September 30, 1998, and shareholders' equity was $13,137,000 at September 30, 1999, compared with $10,335,000 last September.

As of September 30, 1999, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. All of its facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.


Year 2000 Issues
Issues surrounding the year 2000 are the result of older computer programs being written using two digits rather than four digits to define a year. As a result, date-sensitive computer software or hardware containing this defect could be susceptible to miscalculations or system failures if not corrected or replaced.

In 1998 the Company completed the installation of software programs as part of an ongoing project to upgrade and modernize all of its internal financial systems. During fiscal 1999 the Company reviewed all of its critical and non-critical computer hardware installations and software applications to ensure compliance with the year 2000. Verification of compliance was obtained from hardware and software providers, and critical applications were tested. The Company has determined that all of its critical systems and most of its non-critical systems are compliant with the year 2000. A minor number of computers and software applications used in non-critical applications are not compliant and will be replaced prior to the end of calendar year 1999.

Because the Company has maintained an ongoing program of upgrading its computer hardware and software systems, there were no significant costs directly associated with year 2000 remediation.

The Company has identified outside parties that play a critical role in its operations. These include the buildings where the Company occupies space, utility and telephone companies that provide their services to the Company, and major customers. The Company has made compliance inquiries of these third parties and plans to continue its review in this area throughout the remainder of calendar year 1999. All respondents to date have indicated that they are now or expect to be compliant by the end of the calendar year 1999. Even where assurances have been received from third parties, however, there remains a risk that their services could be interrupted. This risk is beyond the control of the Company.

As described above, the Company has taken every reasonable action to identify and correct potential year 2000 issues, both internally and externally, and will continue to address the issues through the end of the 1999 calendar year. Based on these actions, the Company does not anticipate any difficulty processing transactions or conducting business in the year 2000 or beyond. However, there can be no assurance that disruptions will not occur.

The most reasonably likely worst-case year 2000 scenario is that individual branch offices or the corporate headquarters office could be temporarily closed or certain services interrupted due to failures by third parties. To the extent possible, the Company would expect to use manual means to work around such problems. Nevertheless, such disruptions could potentially result in a loss of revenues. The Company believes that the likelihood of these possible occurrences is remote. Furthermore, the risk to the Company is greatly reduced by the diversity of its operations. Because the Company operates 42 branch offices in 14 states, the effect of service interruptions would be limited.

The potential inability of customers to make payments to the Company could also pose a credit risk. However, the Company's diverse customer base helps to mitigate potential collection problems because no single customer represents more than 4% of the Company's revenues.

The Company has not pursued year 2000 remediation projects in its staffing operations. As a result, consolidated revenues from such sources were insignificant during the three fiscal years ended September 30, 1999. The sources of the Company's staffing revenues are generally from more traditional information technology development projects. Management believes that clients that diverted their spending from traditional projects to year 2000 remediation projects may have adversely affected the Company's business, particularly placement services, during the last half of the 1999 fiscal year. Management believes that this trend is likely to continue through the end of the 1999 calendar year and possibly into the first calendar quarter of 2000. Because client spending on traditional projects has been deferred, however, the Company expects that the demand for its services will be particularly strong when clients return to spending on these projects in 2000.


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

Some of the factors that could affect the Company's future performance include, but are not limited to, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract project assignments, and the ability to attract and retain qualified corporate and branch management.


Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

The Company's investment portfolio is exposed to the risk of interest rate fluctuations. The primary objective for its portfolio is to provide maximum protection of principal and high liquidity. By investing in high-quality securities having relatively short maturity periods, the Company reduces its exposure to interest rate fluctuations. The Company has the intention and ability to hold its short-term investments until maturity, so there are no realized gains or losses. All of its investments are fixed rate instruments having maturity periods of two years or less when purchased. A summary of investments at amortized cost, which approximates market value, as of September 30, 1999 is as follows:


                                               Average
(In Thousands)               Amount         Interest Rate

Maturity Period:
Up to 3 months               $6,671               5.4%
3 months to one year          2,018               5.6
One to two years              1,996               5.7


Item 8.  Financial Statements and Supplementary Data

                 REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.



                                   /s/   Ernst & Young LLP

November 11, 1999

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                              As of September 30
(In Thousands)                                 1999         1998
ASSETS
Current assets:
Cash and short-term investments             $11,832      $10,459
Accounts receivable, less allowances
  (1999--$440; 1998--$565)                    4,023        3,639

Total current assets                         15,855       14,098

Property and equipment:
Furniture, fixtures and equipment             3,846        3,089
Accumulated depreciation                    (2,615)      (2,391)

Net property and equipment                    1,231          698

Other assets                                    999          836

Total assets                                $18,085      $15,632


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                            $   700      $   478
Accrued compensation and payroll taxes        3,606        4,041
Other current liabilities                       158          318

Total current liabilities                     4,464        4,837

Long-term obligations                           484          460

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares in 1999 and
  4,424 shares in 1998                           51           44
Capital in excess of stated value of shares   4,569        4,576
Retained earnings                             8,517        5,715

Total shareholders' equity                   13,137       10,335

Total liabilities and shareholders' equity  $18,085      $15,632
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME
                                         Year Ended September 30
(In Thousands, Except Per Share)          1999     1998     1997

Net revenues:
Placement services                     $22,702  $25,129  $20,524
Contract services                       16,851   11,605    8,817

Net revenues                            39,553   36,734   29,341

Operating expenses:
Cost of contract services               10,843    7,484    5,799
Selling                                 13,859   15,318   12,208
General and administrative              10,282    9,222    7,554

Total operating expenses                34,984   32,024   25,561

Income from operations                   4,569    4,710    3,780
Interest income                            496      440      281

Income before income taxes               5,065    5,150    4,061
Provision for income taxes               2,040    2,060    1,620

Net income                             $ 3,025  $ 3,090  $ 2,441

Net income per share:
Basic                                  $   .59  $   .61  $   .49
Diluted                                $   .59  $   .58  $   .48

Average number of shares:
Basic                                    5,087    5,080    5,032
Diluted                                  5,122    5,316    5,110
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         Year Ended September 30
(In Thousands)                            1999      1998    1997

Operating activities:
Net income                             $ 3,025   $ 3,090  $2,441
Depreciation expense                       361       247     194
Other noncurrent items                      63        --       5
Accounts receivable                      (384)     (227)   (666)
Accrued compensation and payroll taxes   (435)       102     429
Other current liabilities                   62       (6)    (88)

Net cash provided by operating
  activities                             2,692     3,206   2,315

Investing activities:
Acquisition of property and equipment    (793)     (332)   (387)
Other noncurrent items                   (305)     (261)   (151)
Increase in short-term investments       (848)   (1,400) (4,059)

Net cash used by investing activities  (1,946)   (1,993) (4,597)

Financing activities:
Exercises of stock options                  --       300      65
Cash dividend declared                   (221)     (201)   (159)

Net cash provided (used) by
  financing activities                   (221)        99    (94)

Increase (decrease)in cash and cash
  equivalents                              525     1,312 (2,376)
Cash and cash equivalents at beginning
  of year                                4,500     3,188   5,564

Cash and cash equivalents at end of year 5,025     4,500   3,188
Short-term investments at end of year    6,807     5,959   4,559

Cash and short-term investments        $11,832   $10,459  $7,747
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        Year Ended September 30
(In Thousands)                             1999    1998    1997

Common shares outstanding:
Number at beginning of year               4,424   3,987   2,652
Stock dividend declared                     663     402   1,329
Exercises of stock options                   --      35       6

Number at end of year                     5,087   4,424   3,987

Common stock:
Balance at beginning of year             $   44  $   40  $   27
Stock dividend declared                       7       4      13

Balance at end of year                   $   51  $   44  $   40

Capital in excess of stated value:
Balance at beginning of year             $4,576  $4,280  $4,228
Stock dividend declared                     (7)     (4)    (13)
Exercises of stock options                   --     300      65

Balance at end of year                   $4,569  $4,576  $4,280

Retained earnings:
Balance at beginning of year             $5,715  $2,829  $  551
Net income                                3,025   3,090   2,441
Cash dividend declared                    (221)   (201)   (159)
Stock dividend declared                     (2)     (3)     (4)

Balance at end of year                   $8,517  $5,715  $2,829
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company

General Employment Enterprises, Inc. (the "Company") and its wholly-owned subsidiary, Triad Personnel Services, Inc., operate in one industry segment, providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company specializes in providing information technology and other professionals to clients on either a regular placement basis or a temporary contract basis.
The Company has a diverse customer base, and no single customer accounts for more than 4% of its revenues.

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


Cost of Contract Services
The cost of contract services includes the wages and the related payroll taxes and benefits of contract workers.


Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.


Net Income Per Share
Basic net income per share is based on the average number of common shares outstanding. Diluted net income per share is based on the average number of common shares and the dilutive effect of stock options.


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

(In Thousands)                                 1999         1998

Cash                                        $ 1,147      $   618
Certificates of deposit                         800        1,400
U.S. federal agency notes                     1,000        2,000
Commercial paper                              4,867        3,474
Corporate notes                               3,007        2,967
Municipal notes                               1,011           --

Total cash and short-term investments       $11,832      $10,459

As of September 30, 1999, all short-term investments had maturities of two years or less. Unrealized gains and losses were not significant.

Income Taxes
The components of the provision for income taxes are as follows:

(In Thousands)                         1999       1998      1997

Current tax provision:
  U.S. federal                       $1,577     $1,685    $1,360
  State and local                       430        415       315

Total current tax provision           2,007      2,100     1,675
Deferred tax provision (credit)          33       (40)      (55)

Provision for income taxes           $2,040     $2,060    $1,620

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                          1999      1998      1997

Income tax at statutory federal
  tax rate                            $1,722    $1,751    $1,381
State income taxes, less federal
  benefit                                287       271       205
Other                                     31        38        34

Provision for income taxes            $2,040    $2,060    $1,620


The net deferred tax asset balance, included in other assets as of September 30, related to the following temporary differences:

(In Thousands)                                    1999      1998

Retirement benefits                               $148      $141
Accrued vacation                                   126       118
Other                                             (33)        15

Deferred income tax asset                         $241      $274


The Company made income tax payments of $2,171,000 in 1999, $2,040,000 in 1998, and $1,795,000 in 1997.

The income tax benefit resulting from exercises of stock options reduced income taxes payable and increased shareholders' equity by $94,000 in 1998 and $26,000 in 1997.


Line of Credit

The Company has a loan agreement with a bank, renewable annually, that makes a $1,000,000 line of credit available to the Company for working capital purposes. Under the terms of the agreement, borrowings would be secured by accounts receivable and would bear interest at the prime rate. There were no borrowings outstanding under the line of credit as of September 30, 1999 and 1998.

Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. The branch offices are generally leased over periods from six months to five years, and the corporate headquarters is leased for ten years, expiring in 2006. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index.

Rent expense was $1,781,000 in 1999, $1,515,000 in 1998 and
$1,247,000 in 1997. As of September 30, 1999, future minimum lease payments under lease agreements having initial terms in excess of one year were: 2000 - $1,265,000, 2001 - $1,003,000,
2002 - $847,000, 2003 - $686,000, 2004 - $502,000 and beyond 2004
- $605,000.


Retirement Benefits

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. The Company also has an agreement with an officer to provide defined benefits at retirement, death or termination. The Company's accumulated obligation under the defined benefit arrangement was $400,000 as of September 30, 1999 and September 30, 1998, all of which was vested. This benefit is unfunded, and the Company has recorded a liability for the present value of the obligation at a discount rate of 7.0%. The total cost of both retirement plans was $131,000 in 1999, $141,000 in 1998 and $101,000 in 1997.


Preferred Stock

As of September 30, 1999 there were 100,000 shares of preferred stock authorized, including 50,000 shares that were designated as Series A Junior Participating Preferred Stock. The Series A shares are reserved for issuance pursuant to the Company's share purchase rights plan. None of the preferred shares have been issued.


Common Stock

The Company declared a 15% stock dividend payable on October 29, 1999, a 10% stock dividend payable on October 30, 1998 and a 3-for-2 stock split payable on October 31, 1997. All per-share amounts have been restated to reflect these actions.

The Company declared cash dividends of $ 0.04 per common share on November 16, 1998, $0.04 per common share on November 17, 1997 and $0.03 per common share on November 18, 1996.


Stock Options

The Company has stock option plans for directors, officers and employees. As of September 30, 1999, there were stock options outstanding under the Company's 1999 Stock Option Plan, 1997 Stock Option Plan, 1995 Stock Option Plan and 1992 Stock Option Plan. Under these plans, incentive or non-statutory stock options may be granted to officers and employees, and they may be exercisable for up to ten years. Outside directors were automatically granted non-statutory options to purchase specified numbers of shares on the effective dates of the plans. The Stock Option Committee of the Board of Directors, which has the authority to select the employees and to determine the terms of each option granted, administers the plans.

A summary of stock options is as follows:

(Number of Shares in Thousands)          1999      1998     1997

Number of shares outstanding:
Beginning of year                         554       512       74
Granted                                   167        90      451
Exercised                                  --      (44)     (13)
Terminated                                 --       (4)       --
  End of year                             721       554      512

Number of shares exercisable
  at end of year                          650       361      264
Number of shares available for grant
  at end of year                          192        71      157

Weighted average option prices per share:
Granted during the year                 $4.68     $6.01    $6.07
Exercised during the year                  --      4.74     3.14
Outstanding at end of year               5.45      5.69     5.56
Exercisable at end of year               5.47      5.03     5.11

Information about stock options outstanding as of September 30, 1999 is as follows (number of shares in thousands):

                                         Weighted      Average
    Range of       Number     Number      Average     Remaining
Exercise Prices Outstanding Exercisable    Price     Life (Years)

Under $4.00        46          46        $1.40          3
$4.00 to $7.00    609         538         5.34          8
Over $7.00         66          66         9.29          8


The issuance of stock options under the Company's plans does not result in any present or future cash outlay by the Company. Moreover, the Company benefits financially through the receipt of cash proceeds and income tax benefits when options are exercised. In accordance with generally accepted accounting principles, there was no compensation expense resulting from the issuance of stock options because the option exercise prices were equal to the market prices of the underlying stock on the dates of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to calculate a hypothetical value of stock options on their dates of grant. The Company has calculated the following weighted average option values using the assumptions indicated and the Black-Scholes option pricing model:

                               19



                                         1999      1998     1997

Weighted average estimated fair value per
  share of stock options granted        $1.88     $2.73    $2.74
Expected option life (years)             3.00      3.00     3.25
Stock price volatility                    57%       64%      62%
Risk-free interest rate                  5.3%      5.3%     5.9%
Dividend yield                           1.0%      0.5%     0.5%

Assuming that stock options granted during 1999, 1998 and 1997 were valued using these assumptions and the values were reflected as compensation expense over their vesting periods, the Company's pro forma net income would have been $2,793,000 ($ .55 per share) in 1999, $2,821,000 ($ .54 per share) in 1998 and $1,866,000 ($
 .38 per share) in 1997.


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

GENERAL EMPLOYMENT ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Year Ended September 30
(In Thousands)                             1999       1998      1997

Reserve for falloffs and doubtful accounts:
Balance at beginning of year               $565       $466      $341
Additions charged to operating expenses     287        476        --
Adjustments charged (credited) to revenues (74)         24       125
Deductions for bad debt write-offs        (338)      (401)        --

Balance at end of year                     $440       $565      $466

GENERAL EMPLOYMENT ENTERPRISES, INC.
SELECTED QUARTERLY FINANCIAL DATA AND MARKET INFORMATION

                                 First   Second    Third  Fourth
(In Thousands, Except Per Share)Quarter Quarter  Quarter Quarter

Fiscal 1999:
Net revenues                    $9,161   $9,991  $10,470  $9,931
Operating expenses               8,315    9,004    9,062   8,603

Income from operations             846      987    1,408   1,328
Interest income                    126      108      123     139

Income before income taxes         972    1,095    1,531   1,467
Provision for income taxes         385      440      620     595

Net income                      $  587   $  655   $  911  $  872

Net income per share:
  Basic                          $ .12    $ .13    $ .18   $ .17
  Diluted                          .11      .13      .18     .17
Market price per share:
  High                            7.39     6.20     5.11    6.09
  Low                             4.55     3.48     3.59    3.48


Fiscal 1998:
Net revenues                    $9,478   $8,841   $9,136  $9,279
Operating expenses               8,190    7,737    8,088   8,009

Income from operations           1,288    1,104    1,048   1,270
Interest income                     99       99      112     130

Income before income taxes       1,387    1,203    1,160   1,400
Provision for income taxes         555      480      460     565

Net income                      $  832   $  723   $  700  $  835

Net income per share:
  Basic                         $  .16   $  .14   $  .14  $  .16
  Diluted                          .16      .14      .13     .16
Market price per share:
  High                           16.60    15.12    11.66    8.50
  Low                             8.30     7.81     6.92    4.25


The Company's common stock is traded on the American Stock
Exchange under the trading symbol JOB. There were 975 holders of record as of October 15, 1999.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's independent accountants during the two most recent fiscal years.



                            PART III

Item 10.  Directors, Executive Officers, Promoters and Control
Persons of the Registrant

Information concerning directors and the executive officers of the registrant is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 11.  Executive Compensation

Information concerning executive compensation is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Information concerning security ownership of certain beneficial owners and management is set forth in the registrant's Proxy
Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are filed as a part of this report:

                                                                  Page
Report of independent accountants                                  10
Consolidated Balance Sheet as of September 30, 1999 and 1998       11
Consolidated Statement of Income for the years
  ended September 30, 1999, 1998 and 1997                          12
Consolidated Statement of Cash Flows for the years
  ended September 30, 1999, 1998 and 1997                          13
Consolidated Statement of Shareholders' Equity for the years
  ended September 30, 1999, 1998 and 1997                          14
Notes to Consolidated Financial Statements                         15
Schedule II - Valuation and qualifying accounts for the years
  ended September 30, 1999, 1998 and 1997                          21

All other financial statement schedules are omitted because they are not applicable.


Reports on Form 8-K
There were no reports filed on Form 8-K during the quarter ended
September 30, 1999.


Exhibits
The following exhibits are filed as a part of this report:

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

10(b)Employment contract with Herbert F. Imhoff.
     Incorporated by reference from Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1981, File No. 1-5707.

10(c)Senior Executive Agreement with Herbert F. Imhoff dated May 22, 1990. Incorporated by reference from Exhibit
     10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(d)Senior Executive Agreement with Herbert F. Imhoff,
     Jr. dated May 22, 1990.  Incorporated by reference from
     Exhibit 10(f) to the Registrant's Quarterly Report on Form
     10-Q for the quarter ended June 30, 1990, File No. 1-5707.

10(e)Key Manager Plan, adopted May 22, 1990.
     Incorporated by reference from Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30 1990, File No. 1-5707.

10(f)Rights Agreement with The First National Bank of Chicago as
     Rights Agent, dated as of February 12, 1990. Incorporated by reference from Exhibit (1) of Registration on Form 8-A dated February 19, 1990.

10(g)First Amendment to Rights Agreement with The First National
     Bank of Chicago as Rights Agent, dated as of September 27, 1991. Incorporated by reference from Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(h)Agreement with Sheldon Brottman dated October 3, 1991.
     Incorporated by reference from Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, File No. 1-5707.

10(i)General Employment Enterprises, Inc. Stock
     Option Plan. Incorporated by reference from Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated March
     3, 1992, Registration No. 33-46124.

10(j)General Employment Enterprises, Inc. 1995
     Stock Option Plan.  Incorporated by reference from Exhibit
     4.1 to the Registrant's Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10(k)Resolution of the Board of Directors, adopted November 16,
     1998, establishing a Senior Executive Bonus Pool for fiscal 1999. Incorporated by reference from Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-5707.

10(l)General Employment Enterprises, Inc. 1997
     Stock Option Plan. Incorporated by reference from Exhibit
     10(n) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1998, File No. 1-5707.

10(m)Resolution of the Board of Directors adopted September 28,
     1998, amending the General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference from Exhibit 10(o) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1998, File No. 1-5707.

10(n)General Employment Enterprises, Inc. 1999
     Stock Option Plan.  Incorporated by reference from Exhibit
     10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-5707.

23   Consent of Independent Auditors.

27   Financial Data Schedule.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 15, 1999      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and
                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  November 15, 1999      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and
                              Chief Executive Officer
                              Principal executive officer


Date:  November 15, 1999      By:   /s/  Herbert F. Imhoff, Jr.
                              Herbert F. Imhoff, Jr.
                              President and Chief Operating Officer
                              and Director


Date:  November 15, 1999      By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer and Treasurer
                              Principal financial and accounting officer


Date:  November 15, 1999      By:   /s/  Sheldon Brottman
                              Sheldon Brottman, Director


Date:  November 15, 1999      By:   /s/  Delain G. Danehey
                              Delain G. Danehey, Director


Date:  November 15, 1999      By:   /s/  Walter T. Kerwin, Jr.
                              Walter T. Kerwin, Jr., Director

