Form 10-Q
period 1999-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2000-02-01
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 1999

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of January 31, 2000 was 5,086,656.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                        December 31 September 30
(In Thousands)                                 1999         1999

ASSETS
Current assets:
Cash and short-term investments             $11,208     $ 11,832
Accounts receivable, less allowances
  (Dec. 1999--$417; Sept. 1999--$440)         4,248        4,023

Total current assets                         15,456       15,855

Property and equipment:
Furniture, fixtures and equipment             3,917        3,846
Accumulated depreciation                    (2,564)      (2,615)

Net property and equipment                    1,353        1,231

Other assets                                  1,155          999

Total assets                                $17,964      $18,085


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 2,507      $ 3,606
Other current liabilities                     1,462          858

Total current liabilities                     3,969        4,464

Long-term obligations                           489          484

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares                                   51           51
Capital in excess of stated value of shares   4,569        4,569
Retained earnings                             8,886        8,517

Total shareholders' equity                   13,506       13,137

Total liabilities and shareholders' equity  $17,964      $18,085
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                    Three Months
                                               Ended December 31
(In Thousands, Except Per Share)                   1999     1998

Net revenues:
Placement services                               $5,321   $5,743
Contract services                                 4,568    3,418

Net revenues                                      9,889    9,161

Operating expenses:
Cost of contract services                         2,972    2,241
Selling                                           3,213    3,627
General and administrative                        2,810    2,447

Total operating expenses                          8,995    8,315

Income from operations                              894      846
Interest income                                     149      126

Income before income taxes                        1,043      972
Provision for income taxes                          420      385

Net income                                       $  623   $  587

Net income per share:
Basic                                            $  .12   $  .12
Diluted                                          $  .12   $  .11

Average number of shares:
Basic                                             5,087    5,087
Diluted                                           5,122    5,153
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                   Three Months
                                              Ended December 31
(In Thousands)                                     1999    1998

Operating activities:
Net income                                        $ 623  $  587
Depreciation and other noncurrent items             153      29
Accounts receivable                               (225)   (135)
Accrued compensation and payroll taxes          (1,099) (1,243)
Other current liabilities                           604     403

Net cash provided (used) by operating activities     56   (359)

Investing activities:
Acquisition of property and equipment and
  other noncurrent items                          (426)   (125)
Short-term investments                            (484)   1,911

Net cash provided (used) by investing activities  (910)   1,786

Financing activities:
Cash dividend declared                            (254)   (221)

Increase (decrease) in cash and
 cash equivalents                               (1,108)   1,206
Cash and cash equivalents at beginning of period  5,025   4,500

Cash and cash equivalents at end of period        3,917   5,706
Short-term investments at end of period           7,291   4,048

Cash and short-term investments                 $11,208  $9,754
See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 1999.


Common Stock

The Company declared a 15% stock dividend payable on October
29,1999. All prior per-share amounts have been restated to reflect the dividend.

The Company declared cash dividends of $.05 per common share on November 15, 1999 and $ .04 per common share on November 16,
1998.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of December 31, 1999, the Company operated 42 offices located in major metropolitan and business centers in 14 states.

Although the Company's contract service division continued to grow during the first quarter of its 2000 fiscal year, the Company experienced a decline in placement service revenues. Management attributes this decline to several factors, including client employers' decisions for increased utilization of contract employees in lieu of full-time employment staffing, and lower productivity with inexperienced branch office staff at some of the Company's locations. Management also believes that client spending on year 2000 computer issues may have deferred clients' hiring plans during the quarter.

The Company closed six marginally performing branch offices during fiscal 1999, and management expects to open five new branch offices during the year 2000.


First Quarter Results of Operations

For the three months ended December 31, 1999, consolidated net revenues of $9,889,000 were up $728,000 (8%) from the first quarter of last year. Placement service revenues decreased $422,000 (7%), as a decrease in the number of placements was partially offset by a 2% higher average placement fee. Contract service revenues increased $1,150,000 (34%) due to a 17% increase in billable hours and a 14% higher average hourly billing rate. Contract service revenues represented 46% of the Company's consolidated revenues for the quarter, while placement service revenues accounted for 54% of the consolidated total.

The cost of contract services increased $731,000 (33%) for the quarter. The gross profit on contract services was $1,596,000 this year, compared with $1,177,000 last year, and the gross profit margin was 34.9% this year compared with 34.4% last year. Selling expenses for the quarter decreased $414,000 (11%) from last year. Commission expense decreased 9% due to the lower placement service revenues, while recruitment advertising expense decreased 28% for the quarter. General and administrative expenses for the quarter increased $363,000 (15%) from last year. Branch office salaries and wages increased 27%, administrative compensation was up 21%, and all other general and administrative expenses increased 6%. As a result, total operating expenses of $8,995,000 for the quarter were $680,000 (8%) greater than the $8,315,000 in the prior-year quarter.

The Company had income from operations of $894,000, which was a $48,000 (6%) increase from $846,000 in the prior year's first quarter. The operating profit margin for the quarter decreased slightly - to 9.0% this year compared with 9.2% last year.

Interest income for the first quarter increased $23,000 (18%) due to higher investable funds.

The Company had pretax income of $1,043,000 for the quarter, which was an increase of $71,000 (7%) from last year. The effective income tax rate was 40% this year, the same as last year.

After taxes, net income was $623,000 for the quarter ended December 31, 1999, which was a $36,000 (6%) increase compared with net income of $587,000 last year. Diluted net income per share was $ .12 this year, compared with $ .11 last year.


Financial Condition

During the three months ended December 31, 1999, the Company's cash and short-term investments decreased by $624,000 to a balance of $11,208,000. Net cash provided by operating activities was $56,000 for the period. Net income provided $623,000, while a seasonal reduction of accrued compensation and payroll tax liabilities required $1,099,000, and other operating activities provided $532,000. The Company used $426,000 during the period for investments in property and equipment and other assets, and the payment of a cash dividend required $254,000.

The Company's net working capital was $11,487,000 as of December
31, 1999, compared with $11,391,000 at September 30, 1999, and shareholders' equity was $13,506,000 at December 31, 1999, compared with $13,137,000 last September.


As of December 31, 1999, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. All of the Company's facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended September 30, 1999. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.


Year 2000 Issues

Issues surrounding the year 2000 are the result of older computer programs being written using two digits rather than four digits to define a year. As a result, date-sensitive computer software or hardware containing this defect could be susceptible to miscalculations or system failures if not corrected or replaced.

During fiscal 1999 the Company reviewed all of its critical computer hardware installations and software applications and determined that they were compliant with the year 2000. It also identified outside third parties that play a critical role in its operations and monitored the status of those parties through December 31, 1999. As expected, the Company has not had any difficulty processing transactions or conducting business in the year 2000.

The Company has not pursued year 2000 remediation projects in its staffing operations. As a result, consolidated revenues from such sources are insignificant. The sources of the Company's staffing revenues are generally from more traditional information technology development projects. Management believes that clients that diverted their spending from traditional projects to year 2000 remediation projects may have adversely affected the Company's business, particularly placement services, during the quarter ended December 31, 1999. Management believes that this trend is likely to continue into the first calendar quarter of 2000. Because client spending on traditional projects has been deferred, however, the Company expects that the demand for its services will be particularly strong when clients return to spending on these projects in 2000.


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




                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


The following exhibits are filed as part of this report:

No.  Description of Exhibit


10 Resolution of the Board of Directors adopted November 15, 1999, establishing a Senior Executive Bonus Pool for fiscal 2000.


27   Financial Data Schedule for the three months ended December 31, 1999.


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


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  February 1, 2000       By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  February 1, 2000       By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer