Form 10-Q
period 2000-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2000-05-03
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2000

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of April 30, 2000 was 5,086,656.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                           March 31 September 30
(In Thousands)                                 2000         1999

ASSETS
Current assets:
Cash and short-term investments             $11,125      $11,832
Accounts receivable, less allowances
  (March 2000--$550; Sept. 1999--$440)        4,988        4,023

Total current assets                         16,113       15,855

Property and equipment:
Furniture, fixtures and equipment             4,220        3,846
Accumulated depreciation                    (2,643)      (2,615)

Net property and equipment                    1,577        1,231

Other assets                                  1,105          999

Total assets                                $18,795      $18,085


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 3,699      $ 3,606
Other current liabilities                       540          858

Total current liabilities                     4,239        4,464

Long-term obligations                           494          484

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares                                   51           51
Capital in excess of stated value of shares   4,569        4,569
Retained earnings                             9,442        8,517

Total shareholders' equity                   14,062       13,137

Total liabilities and shareholders' equity  $18,795      $18,085
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months        Six Months
                                Ended March 31    Ended March 31
(In Thousands, Except Per Share)  2000    1999      2000    1999

Net revenues:
Placement services             $ 5,988 $ 5,818   $11,309 $11,561
Contract services                4,034   4,173     8,602   7,591

Net revenues                    10,022   9,991    19,911  19,152

Operating expenses:
Cost of contract services        2,693   2,784     5,665   5,025
Selling                          3,625   3,632     6,838   7,259
General and administrative       2,913   2,588     5,723   5,035

Total operating expenses         9,231   9,004    18,226  17,319

Income from operations             791     987     1,685   1,833
Interest income                    140     108       289     234

Income before income taxes         931   1,095     1,974   2,067
Provision for income taxes         375     440       795     825

Net income                     $   556 $   655   $ 1,179 $ 1,242

Net income per share:
Basic                          $   .11 $   .13   $   .23 $   .24
Diluted                        $   .11 $   .13   $   .23 $   .24

Average number of shares:
Basic                            5,087   5,087     5,087   5,087
Diluted                          5,123   5,119     5,123   5,123
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                     Six Months
                                                 Ended March 31
(In Thousands)                                     2000    1999

Operating activities:
Net income                                      $ 1,179 $ 1,242
Depreciation and other noncurrent items             323     109
Accounts receivable                               (965)   (476)
Accrued compensation and payroll taxes               93   (490)
Other current liabilities                         (318)   (273)

Net cash provided by operating activities           312     112

Investing activities:
Acquisition of property and equipment and
  other noncurrent items                          (765)   (469)
Short-term investments                            1,041     641

Net cash provided by investing activities           276     172

Financing activities:
Cash dividend declared                            (254)   (221)

Increase in cash and cash equivalents               334      63
Cash and cash equivalents at beginning of period  5,025   4,500

Cash and cash equivalents at end of period        5,359   4,563
Short-term investments at end of period           5,766   5,318

Cash and short-term investments                 $11,125 $ 9,881
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


Common Stock

The Company declared a 15% stock dividend payable on October
29, 1999. All prior per-share amounts have been restated to reflect the dividend.

The Company declared cash dividends of $.05 per common share on November 15, 1999 and $.04 per common share on November 16, 1998.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of March 31, 2000, the Company operated 42 offices located in major metropolitan and business centers in 14 states.

The Company's consolidated service revenues were adversely affected by two factors during the first six months of its 2000 fiscal year. Management believes that client spending on year 2000 computer issues during the fiscal first quarter and the lingering after-effects during the fiscal second quarter caused clients to divert spending away from the traditional computer projects that the Company supports. The Company began to see some recovery from this pattern in its placement division in the second quarter. Management also believes that lower productivity associated with inexperienced staff at some of the Company's locations has been a factor limiting growth during the period.

The Company closed six marginally performing branch offices during fiscal 1999, and management expects to open five new branch offices during the year 2000.


Second Quarter Results of Operations

For the three months ended March 31, 2000, consolidated net revenues of $10,022,000 were up $31,000 from the second quarter of last year. Placement service revenues increased $170,000 (3%), due to an increase in the number of placements. Contract service revenues decreased $139,000 (3%) primarily due to a 15% decrease in billable hours, partially offset by a 9% higher average hourly billing rate. Contract service revenues represented 40% of the Company's consolidated revenues for the quarter, while placement service revenues accounted for 60% of the consolidated total.

The cost of contract services decreased $91,000 (3%) for the quarter. The gross profit on contract services was $1,341,000 this year, compared with $1,389,000 last year, and the gross profit margin was 33.2% this year compared with 33.3% last year. Selling expenses for the quarter decreased $7,000, while general and administrative expenses increased $325,000 (13%) from last year. Branch office salaries and wages increased 24%, and all other general and administrative expenses increased 7%. As a result, total operating expenses of $9,231,000 for the quarter were $227,000 (3%) greater than the $9,004,000 in the prior-year quarter.

The Company had income from operations of $791,000, which was a $196,000 (20%) decrease from $987,000 in the prior year's second quarter. The operating profit margin for the quarter decreased
2.0 points - to 7.9% this year compared with 9.9% last year.

Interest income for the second quarter increased $32,000 (30%) due to higher investable funds.

The Company had pretax income of $931,000 for the quarter, which was a decrease of $164,000 (15%) from last year. The effective income tax rate was 40% this year, the same as last year.

After taxes, net income was $556,000 for the quarter ended March
31, 2000, which was a $99,000 (15%) decrease compared with net income of $655,000 last year. Diluted net income per share was $
 .11 this year, compared with $ .13 last year.


Six Months Results of Operations

For the six months ended March 31, 2000, consolidated net revenues of $19,911,000 were up $759,000 (4%) from the six month period last year. Placement service revenues decreased $252,000 (2%), due to a decrease in the number of placements. Contract service revenues increased $1,011,000 (13%) primarily due to an 11% higher average hourly billing rate. Contract service revenues represented 43% of the Company's consolidated revenues for the period, while placement service revenues accounted for 57% of the consolidated total.

The cost of contract services increased $640,000 (13%) for the six month period. The gross profit on contract services was $2,937,000 this year, compared with $2,566,000 last year, and the gross profit margin was 34.1% this year compared with 33.8% last year. Selling expenses for the period decreased $421,000 (6%) from last year. Commission expense decreased 6% due to a combination of lower placement service revenues and lower average commission rates, while recruitment advertising expense decreased 18%. General and administrative expenses for the period increased $688,000 (14%) from last year. Branch office salaries and wages increased 25%, and all other general and administrative expenses increased 8%. As a result, total operating expenses of $18,226,000 for the six months ended March 31, 2000 were $907,000 (5%) greater than the $17,319,000 in the prior-year period.

The Company had income from operations of $1,685,000, which was a $148,000 (8%) decrease from $1,833,000 in the prior year's six month period. The operating profit margin for the period decreased 1.1 points - to 8.5% this year compared with 9.6% last year.

Interest income for the six months increased $55,000 (24%) due to higher investable funds.

The Company had pretax income of $1,974,000 for the first six months, which was a decrease of $93,000 (5%) from last year. The effective income tax rate was 40% this year, the same as last year.

After taxes, net income was $1,179,000 for the six months ended
March 31, 2000, which was a $63,000 (5%) decrease compared with net income of $1,242,000 last year. Diluted net income per share was $ .23 this year, compared with $ .24 last year.


Financial Condition

During the six months ended March 31, 2000, the Company's cash and short-term investments decreased by $707,000 to a balance of $11,125,000. Net cash provided by operating activities was $312,000 for the period. Net income provided $1,179,000, while an increase in accounts receivable required $965,000, and other operating activities provided $98,000. The Company used $765,000 during the period for investments in property and equipment and other assets, and the payment of a cash dividend required $254,000.

The Company's net working capital was $11,874,000 as of March 31, 2000, compared with $11,391,000 at September 30, 1999, and shareholders' equity was $14,062,000 at March 31, 2000, compared with $13,137,000 last September.

As of March 31, 2000, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. All of the Company's facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended September 30, 1999. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.


Year 2000 Issues

Issues surrounding the year 2000 were the result of older computer programs being written using two digits rather than four digits to define a year. As a result, date-sensitive computer software or hardware containing this defect was susceptible to miscalculations or system failures if not corrected or replaced.

During fiscal 1999 the Company reviewed all of its critical computer hardware installations and software applications and determined that they were compliant with the year 2000. It also identified outside third parties that play a critical role in its operations and monitored the status of those parties. As expected, the Company has not had any difficulty processing transactions or conducting business in the year 2000.

The Company did not pursue year 2000 remediation projects in its staffing operations. As a result, consolidated revenues from such sources were insignificant. The sources of the Company's staffing revenues are generally from more traditional information technology development projects. Management believes that clients that diverted their spending from traditional projects to year 2000 remediation projects may have adversely affected the Company's business during the six months ended March 31, 2000. Because client spending on traditional projects has been deferred, however, the Company expects that the demand for its services will be particularly strong when clients return to spending on these projects during the last six months of fiscal 2000.


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




                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 28, 2000, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

  Nominees                Votes For      Votes Withheld

  Sheldon Brottman        4,680,998         166,494
  Delain G. Danehey       4,681,979         165,513
  Herbert F. Imhoff       4,681,228         166,264
  Herbert F. Imhoff, Jr.  4,681,748         165,744
  Walter T. Kerwin, Jr.   4,680,470         167,022



Item 6.  Exhibits and Reports on Form 8-K.


The following exhibit is filed as part of this report:

No.  Description of Exhibit


27   Financial Data Schedule for the six months ended March 31, 2000.


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


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  May 3, 2000            By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  May 3, 2000            By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer