Form 10-Q
period 2000-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2000-08-08
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2000

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of July 31, 2000 was 5,086,656.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                            June 30 September 30
(In Thousands)                                 2000         1999

ASSETS
Current assets:
Cash and short-term investments             $12,300      $11,832
Accounts receivable, less allowances
  (June 2000--$534; Sept. 1999--$440)         4,644        4,023

Total current assets                         16,944       15,855

Property and equipment:
Furniture, fixtures and equipment             4,443        3,846
Accumulated depreciation                    (2,731)      (2,615)

Net property and equipment                    1,712        1,231

Other assets                                  1,079          999

Total assets                                $19,735      $18,085


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 4,183      $ 3,606
Other current liabilities                       631          858

Total current liabilities                     4,814        4,464

Long-term obligations                           116          484

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares                                   51           51
Capital in excess of stated value of shares   4,569        4,569
Retained earnings                            10,185        8,517

Total shareholders' equity                   14,805       13,137

Total liabilities and shareholders' equity  $19,735      $18,085
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months       Nine Months
                                 Ended June 30     Ended June 30
(In Thousands, Except Per Share)  2000    1999      2000    1999

Net revenues:
Placement services              $6,088 $ 5,859   $17,397 $17,420
Contract services                3,820   4,611    12,422  12,202

Net revenues                     9,908  10,470    29,819  29,622

Operating expenses:
Cost of contract services        2,480   2,942     8,145   7,967
Selling                          3,533   3,576    10,371  10,835
General and administrative       2,828   2,544     8,551   7,579

Total operating expenses         8,841   9,062    27,067  26,381

Income from operations           1,067   1,408     2,752   3,241
Interest income                    171     123       460     357

Income before income taxes       1,238   1,531     3,212   3,598
Provision for income taxes         495     620     1,290   1,445

Net income                      $  743 $   911   $ 1,922 $ 2,153

Net income per share:
Basic                           $  .15 $   .18   $   .38 $   .42
Diluted                         $  .15 $   .18   $   .38 $   .42

Average number of shares:
Basic                            5,087   5,087     5,087   5,087
Diluted                          5,116   5,118     5,118   5,122
See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                    Nine Months
                                                  Ended June 30
(In Thousands)                                     2000    1999

Operating activities:
Net income                                      $ 1,922 $ 2,153
Depreciation and other noncurrent items             518     222
Reduction of long-term obligations                (400)      --
Accounts receivable                               (621)   (538)
Accrued compensation and payroll taxes              577   (221)
Other current liabilities                         (227)   (117)

Net cash provided by operating activities         1,769   1,499

Investing activities:
Acquisition of property and equipment and
  other noncurrent items                        (1,047)   (838)
Short-term investments                          (1,538)     918

Net cash provided (used) by investing
 activities                                     (2,585)      80

Financing activities:
Cash dividend declared                            (254)   (221)

Increase (decrease) in cash and cash
 equivalents                                    (1,070)   1,358
Cash and cash equivalents at beginning
 of period                                        5,025   4,500

Cash and cash equivalents at end of period        3,955   5,858
Short-term investments at end of period           8,345   5,041

Cash and short-term investments                 $12,300 $10,899
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


Retirement Benefits

In connection with an agreement to provide retirement benefits to an officer, the Company reclassified $400,000 from long-term obligations to current liabilities as of June 30, 2000.


Common Stock

The Company declared a 15% stock dividend payable on October 29, 1999. All prior per-share amounts have been restated to reflect the dividend.

The Company declared cash dividends of $.05 per common share on November 15, 1999 and $.04 per common share on November 16, 1998.


Shareholder Rights Plan

On February 4, 2000 the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend of one share purchase right for each share of outstanding common stock, payable to shareholders of record on February 22, 2000. The rights replace the preferred share purchase rights that were originally distributed to common shareholders in 1990 and that expired by their terms on February 22, 2000.

The rights will become exercisable if any person or affiliated group (other than certain "grandfathered" shareholders) acquires, or offers to acquire, 10% or more of the Company's outstanding common shares. Each exercisable right entitles the holder (other than the acquiring person or group) to purchase, at a price of $21.50 per share, common stock of the Company having a market value equal to two times the purchase price.

The purchase price and the number of common shares issuable on exercise of the rights are subject to adjustment in accordance with customary anti-dilution provisions.

The Board of Directors may authorize the Company to redeem the rights at a price of $.01 per right at any time before they become exercisable. After the rights become exercisable, the Board of Directors may authorize the Company to exchange any unexercised rights at the rate of one share of common stock for each right. The rights are nonvoting, and they will expire on February 22, 2010.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of June 30, 2000, the Company operated 41 offices located in major metropolitan and business centers in 14 states.

The Company's consolidated service revenues were adversely affected by two factors during the first nine months of its 2000 fiscal year. First, management believes that client spending on year 2000 computer issues during the fiscal first quarter and the lingering after-effects since then caused clients to divert spending away from the traditional computer projects that the Company supports. Second, management believes that lower productivity associated with inexperienced staff at some of the Company's locations has been a factor limiting growth during the period. The Company has been addressing issues related to attracting and retaining qualified personnel consultants, and this initiative has contributed to higher branch office compensation costs in fiscal 2000.

The Company closed six marginally performing branch offices during fiscal 1999, and one office during fiscal 2000. The
Company has announced plans to open five new branch offices during the year 2000.


Third Quarter Results of Operations

For the three months ended June 30, 2000, consolidated net revenues of $9,908,000 were down $562,000 (5%) from the third quarter of last year. Placement service revenues increased $229,000 (4%), as a result of a 6% increase in the average placement fee. Contract service revenues decreased $791,000 (17%), as a result of a 23% decrease in billable hours, partially offset by an 8% higher average hourly billing rate. Contract service revenues represented 39% of the Company's consolidated revenues for the quarter, while placement service revenues accounted for 61% of the consolidated total.

The cost of contract services decreased $462,000 (16%) for the quarter, reflecting the lower contract service revenues. The gross profit on contract services was $1,340,000 this year, compared with $1,669,000 last year, and the gross profit margin was 35.1% this year compared with 36.2% last year. Selling expenses for the quarter decreased $43,000 (1%), due to lower average commission rates. General and administrative expenses increased $284,000 (11%) from last year. Branch office salaries and wages increased 6%, administrative compensation increased
18%, and all other general and administrative expenses increased 12%. As a result, total operating expenses of $8,841,000 for the quarter were $221,000 (2%) lower than the $9,062,000 in the prior-year quarter.

The Company had income from operations of $1,067,000, which was a $341,000 (24%) decrease from $1,408,000 in the prior year's third quarter. The operating profit margin for the quarter decreased
2.6 points - to 10.8% this year compared with 13.4% last year.

Interest income for the third quarter increased $48,000 (39%) due to a combination of higher investable funds and higher interest rates.

The Company had pretax income of $1,238,000 for the quarter, which was a decrease of $293,000 (19%) from last year. The effective income tax rate was 40% this year, about the same as last year.

After taxes, net income was $743,000 for the quarter ended June
30, 2000, which was a $168,000 (18%) decrease compared with net income of $911,000 last year. Diluted net income per share was $
 .15 this year, compared with $ .18 last year.


Nine Months Results of Operations

For the nine months ended June 30, 2000, consolidated net revenues of $29,819,000 were up $197,000 (1%) from the same period last year. Placement service revenues decreased $23,000. Contract service revenues increased $220,000 (2%) due to the combination of an 8% decrease in billable hours and a 10% higher average hourly billing rate. Contract service revenues represented 42% of the Company's consolidated revenues for the period, while placement service revenues accounted for 58% of the consolidated total.

The cost of contract services increased $178,000 (2%) for the year-to-date period, reflecting the higher contract service revenues. The gross profit on contract services was $4,277,000 this year, compared with $4,235,000 last year, and the gross profit margin was 34.4% this year compared with 34.7% last year. Selling expenses for the period decreased $464,000 (4%) from last year. Commission expense decreased 5% due to lower average commission rates, while recruitment advertising expense decreased 13%. General and administrative expenses for the period increased $972,000 (13%) from last year. Branch office salaries and wages increased 18%, administrative compensation increased 15%, and all other general and administrative expenses increased 8%. As a result, total operating expenses of $27,067,000 for the nine months ended June 30, 2000 were $686,000 (3%) greater than the $26,381,000 in the prior-year period.

The Company had income from operations of $2,752,000, which was a $489,000 (15%) decrease from $3,241,000 in the prior year's period. The operating profit margin for the period decreased 1.7 points - to 9.2% this year compared with 10.9% last year.

Interest income for the year-to-date increased $103,000 (29%) due to a combination of higher investable funds and higher interest rates.

The Company had pretax income of $3,212,000 for the year-to-date, which was a decrease of $386,000 (11%) from last year. The effective income tax rate was 40% this year, the same as last year.

After taxes, net income was $1,922,000 for the nine months ended
June 30, 2000, which was a $231,000 (11%) decrease compared with net income of $2,153,000 last year. Diluted net income per share was $ .38 this year, compared with $ .42 last year.


Financial Condition

During the nine months ended June 30, 2000, the Company's cash and short-term investments increased by $468,000 to a balance of $12,300,000. Net cash provided by operating activities was $1,769,000 for the period. Net income provided $1,922,000, while an increase in accounts receivable required $621,000, and other operating activities provided $468,000. The Company used $1,047,000 during the period for investments in property and equipment and other assets, and the payment of a cash dividend required $254,000.

The Company's net working capital was $12,130,000 as of June 30, 2000, compared with $11,391,000 at September 30, 1999, and shareholders' equity was $14,805,000 at June 30, 2000, compared with $13,137,000 last September.

As of June 30, 2000, the Company had no debt outstanding, and it had a $1,000,000 line of credit available for working capital purposes. All of the Company's facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended September 30, 1999. Management believes that existing resources are adequate to meet the Company's anticipated operating needs.


Year 2000 Issues

Issues surrounding the year 2000 were the result of older computer programs being written using two digits rather than four digits to define a year. As a result, date-sensitive computer software or hardware containing this defect was susceptible to miscalculations or system failures if not corrected or replaced.

During fiscal 1999, the Company reviewed all of its critical computer hardware installations and software applications and determined that they were compliant with the year 2000. It also identified outside third parties having a critical role in its operations and monitored the status of those parties. As expected, the Company has not had any difficulty processing transactions or conducting business in the year 2000.


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




                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


The following exhibit is filed as part of this report:

No.  Description of Exhibit


27   Financial Data Schedule for the nine months ended June 30, 2000.


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


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  August 8, 2000         By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  August 8, 2000         By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer