Form 10-K
period 2000-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2000-11-21
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K


[X] Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

          For the fiscal year ended September 30, 2000

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

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2000 was $11,984,000. At that date, there were 5,086,656 shares of the registrant's common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the annual meeting of shareholders to be held on February 28, 2001 are incorporated by reference into Part III of this Form 10-K.




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


Services Provided
The Company operates in one industry segment, providing professional staffing services. The Company offers its customers both full-time placement and temporary contract staffing services, specializing in the placement of information technology, engineering and accounting professionals.

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

The amount of revenues derived from these services for each of the last three fiscal years is presented in the Company's consolidated statement of income. In fiscal 2000, the Company derived 60% of its revenues from placement services and 40% of its revenues from contract services.


Marketing
The Company markets its services using the trade names General Employment, Omni One, Business Management Personnel and Triad Personnel Services. As of September 30, 2000, it operated 42 branch offices located in downtown or suburban areas of major U.S. cities in 14 states. Thirty-six of the offices were full-service branches, providing both placement and contract services, and six of the offices specialized in contract services only.
The offices were concentrated in California (11), Illinois (8), Indiana (3), Ohio (3) and Texas (3), with two offices each in Arizona, Florida, Georgia, Massachusetts and Michigan, and one office each in Nevada, North Carolina, Pennsylvania and Tennessee.

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

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Atlanta, Boston, Chicago, Columbus, Indianapolis, Los Angeles, Phoenix and
San Francisco markets help to provide better client services through convenient office locations and the sharing of assignments.


Regulation
Employment agency service companies are regulated by three of the states in which the Company operates. Licenses are issued on a year-to-year basis. As of September 30, 2000, the Company held current licenses for all of the offices that were required to have them.


Employees
As of September 30, 2000, the Company had approximately 490 employees.


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

1,000 to 2,100 square feet, generally for periods of one to five years, with cancellation clauses after certain periods of occupancy. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.


Item 3.  Legal Proceedings

As of September 30, 2000, there were no material legal proceedings pending against the Company.


Item 4.  Results of Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the 2000 fiscal year.



                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

Information regarding this item is contained in "Item 8.
Financial Statements and Supplementary Data."


Item 6.  Selected Financial Data

                                                  Year Ended September 30
(In Thousands, Except Per Share)     2000    1999    1998    1997    1996
Operating results:
Net revenues                      $39,802 $39,553 $36,734 $29,341 $23,241
Income from operations              3,577   4,569   4,710   3,780   2,539
Net income                          2,532   3,025   3,090   2,441   1,641

Per share data:
Net income - basic                $   .50 $   .59 $   .61 $   .49 $   .34
Net income - diluted                  .49     .59     .58     .48     .33
Cash dividends declared               .30     .04     .04     .03     .02

Balance sheet data:
Net working capital               $11,300 $11,391 $ 9,261 $ 6,418 $ 4,410
Long-term obligations                  --     484     460     433     375
Shareholders' equity               14,143  13,137  10,335   7,149   4,806
Total assets                       19,979  18,085  15,632  12,323   9,581


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of September 30, 2000, the Company operated 42 offices located in major metropolitan business centers in 14 states. The Company continually monitors the marketplace for new opportunities, and it opened two new branch offices in 2000, one in 1999 and nine in 1998. The Company also monitors the performance of its existing operations, and it closed two under-performing branch offices in 2000 and six in 1999.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                          Year Ended September 30
                                          2000     1999      1998

Net revenues:
Placement services                        59.6%     57.4%    68.4%
Contract services                         40.4      42.6     31.6

Net revenues                             100.0     100.0    100.0

Operating expenses:
Cost of contract services                 26.4      27.4     20.4
Selling                                   35.3      35.0     41.7
General and administrative                29.3      26.0     25.1

Total operating expenses                  91.0      88.4     87.2

Income from operations                     9.0%     11.6%    12.8%


Fiscal 2000 Results of Operations

Net Revenues

Consolidated net revenues for the year ended September 30, 2000 were essentially flat with the prior year - up $249,000 (1%).
Placement services represented 59.6% of consolidated net revenues, and contract services represented 40.4% of the total.

Placement service revenues increased $1,018,000 (4%) for the year, primarily due to a 5% increase in the average placement fee. The number of placements was essentially unchanged from the prior year.

Contract service revenues decreased $769,000 (5%) for the year.
This was the result of a 12% decline in billable hours that was partially offset by a 7% increase in the average hourly billing rate.

Although the demand for information technology professionals was moderately strong during fiscal 2000, the Company's customers were more cautious in their hiring patterns than in recent years. This restrained growth in the number of placements made by the Company, and it resulted in switching by some customers from contract services to placement services. Consolidated revenue growth was also adversely affected by high turnover of branch office managers and consulting staff during the fiscal year, which had the effect of holding back productivity in many of the branch offices.

The Company's greatest challenge during fiscal 2000 was attracting and retaining well-qualified personnel consultants. The Company met this challenge by promoting new branch managers, filling empty desks, increasing the training staff, and enhancing compensation and benefit programs. To improve consultant productivity, the Company also completed the installation of a new applicant retrieval system in all offices during the fiscal year.

The Company is well positioned for growth in fiscal 2001. Management expects that its customers will continue to take a cautious approach to their hiring patterns, and that revenue growth will come from strategic openings of new branch offices, the addition of consulting staff at existing offices and productivity improvements as the consulting staff matures.


Operating Expenses

Total operating expenses for fiscal 2000 were up $1,241,000 (4%) over the prior year.

The cost of contract services was down $323,000 (3%), as a result of the lower contract service revenues. The gross profit margin on contract services was 34.6% in fiscal 2000, compared with 35.7% the prior year. The gross profit on contract services declined $446,000 (7%), due to the combination of lower contract service revenues and a lower profit margin.

Selling expenses increased $186,000 (1%) in fiscal 2000, and they represented 35.3% of consolidated net revenues, which was slightly higher than the prior year. Commission expense increased 1%, as the effect of higher placement revenues was largely offset by lower average commission rates. Higher costs associated with employee benefit programs were largely offset by lower advertising and promotion expenses.

General and administrative expenses increased $1,378,000 (13%), and they represented 29.3% of consolidated revenues. This was up
3.3 points from the prior year. Compensation in the operating divisions increased 15% for the year, as new consultant compensation arrangements that place greater emphasis on fixed compensation, while reducing commission rates, were introduced in some branch offices. Office occupancy and operating costs increased 12% due to higher depreciation and other costs associated with upgrading the Company's computer systems and office furniture. Administrative compensation increased 12%, and all other general and administrative expenses increased 17%.


Income from Operations, Other Items and Net Income

Because total operating expenses increased at a greater rate than net revenues, the Company's operating margin declined by 2.6 points for the year - to 9.0% this year, compared with 11.6% the prior year. This caused a $992,000 (22%) decrease in income from operations for the year.

Interest income increased $149,000 (30%) in fiscal 2000, due to a combination of higher funds available for investment and higher average interest rates.

The effective income tax rate was 40.0% in fiscal 2000, about the same as the 40.1% rate the prior year.

As a result, net income for fiscal 2000 was $493,000 (16%) lower than fiscal 1999.


Fiscal 1999 Results of Operations

Net Revenues

For the year ended September 30, 1999, consolidated net revenues were up $2,819,000 (8%) from the prior year. Contract service revenues represented 42.6% of the Company's consolidated revenues for the year, while placement service revenues accounted for 57.4% of the consolidated total.

Placement service revenues decreased $2,427,000 (10%), as a decrease in the number of placements was partially offset by a 5% higher average placement fee.

Contract service revenues increased $5,246,000 (45%) primarily due to a 34% increase in billable hours and an 8% higher average hourly billing rate.


Operating Expenses

Total 1999 operating expenses were $2,960,000 (9%) greater than in 1998.

The cost of contract services increased $3,359,000 (45%) over 1998, in line with the higher contract service revenues. The gross profit on contract services was a $1,887,000 (46%) increase compared with the prior year, and the gross profit margin was 35.7% compared with 35.5% the prior year.

Selling expenses for 1999 decreased $1,459,000 (10%) from the prior year, in line with the lower placement service revenues.

General and administrative expenses in 1999 increased $1,060,000 (11%) from 1998. This was largely associated with the combined effects of opening new branch offices during fiscal 1998 and inflationary cost increases. Branch office salaries and wages increased 31% for the year, while occupancy costs increased 16%. All other general and administrative expenses decreased 4%.


Income from Operations, Other Items and Net Income

The Company had income from operations of $4,569,000, which was a $141,000 (3%) decrease from the prior year, and the operating profit margin was 11.6%, compared with 12.8% the prior year. The lower margin was largely due to the combination of lower placement revenues and higher general and administrative expenses.

Interest income increased $56,000 (13%) compared with the prior year, due to higher investable funds.

The effective income tax rate was 40.1%, about the same as the 40.0% tax rate the prior year.

As a result, net income for the year ended September 30, 1999, was a $65,000 (2%) decline compared with the prior year.


Financial Condition

As of September 30, 2000, the Company had cash and short-term investments of $12,706,000. This was an increase of $874,000 over the prior year. At that date, net working capital was $11,300,000, which was a decrease of $91,000 compared with the prior year, and the current ratio was 2.9 to 1.

The Company's primary source of funds is from operations. In fiscal 2000, net cash provided by operating activities was $2,709,000.

During fiscal 2000, the Company completed the installation of computer systems and applicant retrieval software in all of its branch offices. The total amount spent during the year for the acquisition of property and equipment was $1,583,000. The Company intends to continue to upgrade its computer systems and office facilities in the future; however, capital expenditures in fiscal 2001 are expected to be less than in fiscal 2000. There were no firm commitments for the purchase of property and equipment as of September 30, 2000.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to the consolidated financial statements.

As of September 30, 2000, the Company had no debt outstanding, and it had a $1,000,000 unused line of credit available.
Shareholders' equity at that date was $14,143,000, which represented 71% of total assets.

The Company declared and paid a cash divided on its common stock of $254,000 ($ .05 per share) in fiscal 2000. In addition, a cash dividend of $1,272,000 ($ .25 per share) was declared in September 2000 that is payable in January 2001. Cash dividends in recent years have been declared on an annual basis at the discretion of the Board of Directors. There can be no assurances about the size or frequency of such dividends in the future.

Management believes that existing cash and short-term investments, together with funds generated by operations, will be adequate to meet the Company's anticipated operating and capital spending needs.


Forward-Looking Statements

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's investment portfolio is exposed to the risk of interest rate fluctuations. The primary objective for its portfolio is to provide maximum protection of principal and high liquidity. By investing in high-quality securities having relatively short maturity periods, the Company reduces its exposure to interest rate fluctuations. All of its investments are fixed rate instruments having maturity periods of two years or less when purchased. A summary of investments at amortized cost, which approximates market value, as of September 30, 2000 is as follows:


                                               Average
(In Thousands)               Amount         Interest Rate

Maturity Period:
Up to 3 months               $8,565               6.5%
3 months to one year            999               6.1
One to two years              2,471               7.2


Item 8.  Financial Statements and Supplementary Data

                 REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheet of General Employment Enterprises, Inc. and subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.



                                   /s/   Ernst & Young LLP

November 10, 2000

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                              As of September 30
(In Thousands)                                 2000         1999
ASSETS
Current assets:
Cash and cash equivalents                   $ 7,236      $ 5,025
Short-term investments                        5,470        6,807
Accounts receivable, less allowances
  (2000--$512; 1999--$440)                    4,430        4,023

Total current assets                         17,136       15,855

Property and equipment:
Furniture, fixtures and equipment             6,058        4,702
Accumulated depreciation and amortization   (3,215)      (2,824)

Net property and equipment                    2,843        1,878

Other assets                                     --          352

Total assets                                $19,979      $18,085


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                            $   655      $   700
Dividends payable                             1,272           --
Accrued compensation and payroll taxes        3,769        3,606
Other current liabilities                       140          158

Total current liabilities                     5,836        4,464

Long-term obligations                            --          484

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares                                   51           51
Capital in excess of stated value of shares   4,569        4,569
Retained earnings                             9,523        8,517

Total shareholders' equity                   14,143       13,137

Total liabilities and shareholders' equity  $19,979      $18,085
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME
                                         Year Ended September 30
(In Thousands, Except Per Share)          2000     1999     1998

Net revenues:
Placement services                     $23,720  $22,702  $25,129
Contract services                       16,082   16,851   11,605

Net revenues                            39,802   39,553   36,734

Operating expenses:
Cost of contract services               10,520   10,843    7,484
Selling                                 14,045   13,859   15,318
General and administrative              11,660   10,282    9,222

Total operating expenses                36,225   34,984   32,024

Income from operations                   3,577    4,569    4,710
Interest income                            645      496      440

Income before income taxes               4,222    5,065    5,150
Provision for income taxes               1,690    2,040    2,060

Net income                             $ 2,532  $ 3,025  $ 3,090

Net income per share:
Basic                                  $   .50  $   .59  $   .61
Diluted                                $   .49  $   .59  $   .58

Average number of shares:
Basic                                    5,087    5,087    5,080
Diluted                                  5,117    5,122    5,316
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         Year Ended September 30
(In Thousands)                            2000      1999    1998

Operating activities:
Net income                              $2,532    $3,025  $3,090
Depreciation and amortization              597       361     247
Reduction of long-term obligations       (516)        --      --
Other noncurrent items                     403       107      44
Accounts receivable                      (407)     (384)   (227)
Accrued compensation and payroll taxes     163     (435)     102
Other current liabilities                 (63)        62     (6)

Net cash provided by operating
  activities                             2,709     2,736   3,250

Investing activities:
Acquisition of property and equipment  (1,583)   (1,101)   (562)
Purchases of short-term investments    (3,461)   (7,849) (7,961)
Maturities of short-term investments     4,800     6,960   6,580

Net cash used by investing activities    (244)   (1,990) (1,943)

Financing activities:
Exercises of stock options                  --        --     206
Cash dividends paid                      (254)     (221)   (201)

Net cash provided (used) by
  financing activities                   (254)     (221)       5

Increase in cash and cash equivalents    2,211       525   1,312
Cash and cash equivalents at beginning
  of year                                5,025     4,500   3,188

Cash and cash equivalents at end
  of year                               $7,236    $5,025  $4,500
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        Year Ended September 30
(In Thousands, Except Per Share)           2000    1999    1998

Common shares outstanding:
Number at beginning of year               5,087   4,424   3,987
Stock dividend declared                      --     663     402
Exercises of stock options                   --      --      35

Number at end of year                     5,087   5,087   4,424

Common stock:
Balance at beginning of year             $   51  $   44  $   40
Stock dividend declared                      --       7       4

Balance at end of year                   $   51  $   51  $   44

Capital in excess of stated value:
Balance at beginning of year             $4,569  $4,576  $4,280
Stock dividend declared                      --     (7)     (4)
Exercises of stock options                   --      --     300

Balance at end of year                   $4,569  $4,569  $4,576

Retained earnings:
Balance at beginning of year             $8,517  $5,715  $2,829
Net income                                2,532   3,025   3,090
Cash dividends declared on common stock -
  $.30 per share in 2000, $.04 per share
  in 1999 and $.04 per share in 1998    (1,526)   (221)   (201)
Stock dividend declared                      --     (2)     (3)

Balance at end of year                   $9,523  $8,517  $5,715
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


Cash and Short-term Investments
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The
Company classifies its short-term investments individually when purchased as either available-for- sale or held-to-maturity securities.

Property and Equipment
Furniture, fixtures and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over estimated useful lives of two to ten years. The Company capitalizes computer software purchased or developed for internal use, and amortizes it over an estimated useful life of five years. The amounts of software capitalized in prior years have been reclassified to conform to the current year's presentation.


Stock Options
The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, there is no compensation expense to the Company when stock options are granted at prices equal to the fair market value at the date of grant. Proceeds on exercises of stock options and the associated income tax benefits are credited to shareholders' equity when received. In accordance with Emerging Issues Task Force Issue 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option," the income tax benefit of stock options exercised in prior years has been reclassified in the consolidated statement of cash flows.


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

(In Thousands)                                 2000         1999

Cash                                        $   671      $ 1,147
Certificates of deposit                       1,000          800
Commercial paper                              6,565        4,867
U.S. federal agency notes                     2,000        1,000
Corporate notes                               2,470        3,007
Municipal notes                                  --        1,011

Total cash and short-term investments       $12,706      $11,832

Investments purchased in 2000 were classified as available-for-sale securities, and investments purchased in prior years were classified as held-to-maturity securities. All short-term investments held as of September 30, 2000 were classified as available-for-sale securities except for $1,000,000 of U.S. federal agency notes and $999,000 of corporate notes that were classified as held-to-maturity. As of September 30, 2000, all investments were considered to be available for current operations and had maturities of two years or less. Amortized cost approximated market value for all short-term investments, and unrealized gains and losses were not significant.

Income Taxes
The components of the provision for income taxes are as follows:
(In Thousands)                         2000       1999      1998

Current tax provision:
  U.S. federal                       $1,168     $1,577    $1,685
  State and local                       296        430       415

Total current tax provision           1,464      2,007     2,100
Deferred tax provision (credit)         226         33      (40)

Provision for income taxes           $1,690     $2,040    $2,060

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                          2000      1999      1998

Income tax at statutory federal
  tax rate                            $1,435    $1,722    $1,751
State income taxes, less federal
  benefit                                228       287       271
Other                                     27        31        38

Provision for income taxes            $1,690    $2,040    $2,060


The net deferred tax asset balance, included in current assets as of September 30, 2000 and in other assets as of September 30, 1999, related to the following temporary differences:

(In Thousands)                                    2000      1999

Accrued compensation                              $119      $274
Depreciation expense                             (149)      (84)
Other                                               45        51

Net deferred income tax asset                     $ 15      $241


The Company made income tax payments of $1,596,000 in 2000, $2,171,000 in 1999, and $2,040,000 in 1998.

The income tax benefit resulting from exercises of stock options reduced income taxes payable and increased shareholders' equity by $94,000 in 1998.


Line of Credit

The Company has a loan agreement with a bank, renewable annually, that makes a $1,000,000 unsecured line of credit available to the Company at the prime rate. There were no borrowings outstanding under the line of credit as of September 30, 2000 and 1999.

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

Rent expense was $1,783,000 in 2000, $1,781,000 in 1999 and
$1,515,000 in 1998. As of September 30, 2000, future minimum lease payments under lease agreements having initial terms in excess of one year were: 2001 - $1,573,000, 2002 - $1,446,000,
2003 - $1,215,000, 2004 - $936,000, 2005 - $848,000, and beyond
2005 - $188,000.


Retirement Benefits

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. During the year ended September 30, 2000, the Company fulfilled its obligation under an agreement to provide retirement benefits to an officer by paying out a lump sum of $400,000. The present value of this obligation was recorded at a discount rate of 7% as of September 30, 1999. The total cost of both retirement plans was $123,000 in 2000, $131,000 in 1999, and $141,000 in 1998.


Preferred Stock

As of September 30, 2000 there were 100,000 shares of preferred stock authorized, none of which have been issued.


Stock Options

The Company has stock option plans for directors, officers and employees. As of September 30, 2000, there were stock options outstanding under the Company's 1999 Stock Option Plan, 1997 Stock Option Plan, 1995 Stock Option Plan and 1992 Stock Option Plan. Under these plans, incentive or non-statutory stock options may be granted to officers and employees, and they may be exercisable for up to ten years. Outside directors were automatically granted non-statutory options to purchase specified numbers of shares on the effective dates of the plans. The Stock Option Committee of the Board of Directors, which has the authority to select the employees and to determine the terms of each option granted, administers the plans.

A summary of stock options is as follows:

(Number of Shares in Thousands)          2000      1999     1998

Number of shares outstanding:
Beginning of year                         721       554      512
Granted                                    32       167       90
Exercised                                  --        --     (44)
Terminated                               (34)        --      (4)
  End of year                             719       721      554

Number of shares exercisable
  at end of year                          651       650      361
Number of shares available for grant
  at end of year                          194       192       71

Weighted average option prices per
   share:
Granted during the year                 $4.73     $4.68    $6.01
Exercised during the year                  --        --     4.74
Outstanding at end of year               5.39      5.45     5.69
Exercisable at end of year               5.41      5.47     5.03

Information about stock options outstanding as of September 30, 2000 is as follows (number of shares in thousands):

                                         Weighted      Average
    Range of       Number     Number      Average     Remaining
Exercise Prices Outstanding Exercisable    Price     Life (Years)

Under $4.00        46          46          $1.40        2
$4.00 to $6.00    586         543           5.25        7
Over $6.00         87          62           8.43        7


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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to calculate a hypothetical value of stock options on their dates of grant. The Company has calculated the following weighted average option values using the assumptions indicated and the Black-Scholes option pricing model:

                                         2000      1999     1998

Weighted average estimated fair value
  per share of stock options granted    $1.48     $1.88    $2.73
Expected option life (years)             3.00      3.00     3.00
Stock price volatility                    53%       57%      64%
Risk-free interest rate                  5.4%      5.3%     5.3%
Dividend yield                           1.0%      1.0%     0.5%

Assuming that stock options granted during 2000, 1999 and 1998 were valued using these assumptions and the values were reflected as compensation expense over their vesting periods, the Company's pro forma net income and diluted net income per share would have been $2,477,000 ($ .49 per share) in 2000, $2,793,000 ($ .55 per share) in 1999, and $2,821,000 ($ .54 per share) in 1998.


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

The Board of Directors may authorize the Company to redeem the rights at a price of $ .01 per right at any time before they become exercisable. After the rights become exercisable, the Board of Directors may authorize the Company to exchange any unexercised rights at the rate of one share of common stock for each right. The rights are nonvoting, and they will expire on February 22, 2010.


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

GENERAL EMPLOYMENT ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         Year Ended September 30
(In Thousands)                         2000       1999      1998

Reserve for falloffs and doubtful
  accounts:
Balance at beginning of year           $440       $565      $466
Additions charged to operating expenses 411        287       476
Adjustments charged (credited) to
  revenues                               74       (74)        24
Deductions for bad debt write-offs    (413)      (338)     (401)

Balance at end of year                 $512       $440      $565

GENERAL EMPLOYMENT ENTERPRISES, INC.
SELECTED QUARTERLY FINANCIAL DATA AND MARKET INFORMATION
                                  First   Second    Third  Fourth
(In Thousands, Except Per Share) Quarter Quarter  Quarter Quarter

Fiscal 2000:
Net revenues                     $9,889  $10,022   $9,908  $9,983
Operating expenses                8,995    9,231    8,841   9,158

Income from operations              894      791    1,067     825
Interest income                     149      140      171     185

Income before income taxes        1,043      931    1,238   1,010
Provision for income taxes          420      375      495     400

Net income                       $  623  $   556   $  743  $  610

Net income per share:
  Basic                          $  .12  $   .11   $  .15  $  .12
  Diluted                           .12      .11      .15     .12
Market price per share:
  High                             5.13     5.06     4.50    3.88
  Low                              3.94     4.13     3.50    3.25


Fiscal 1999:
Net revenues                     $9,161   $9,991  $10,470  $9,931
Operating expenses                8,315    9,004    9,062   8,603

Income from operations              846      987    1,408   1,328
Interest income                     126      108      123     139

Income before income taxes          972    1,095    1,531   1,467
Provision for income taxes          385      440      620     595

Net income                       $  587   $  655  $   911  $  872

Net income per share:
  Basic                          $  .12   $  .13  $   .18  $  .17
  Diluted                           .11      .13      .18     .17
Market price per share:
  High                             7.39     6.20     5.11    6.09
  Low                              4.55     3.48     3.59    3.48


The Company's common stock is traded on the American Stock
Exchange under the trading symbol JOB. There were 949 holders of record as of October 31, 2000.

The Company declared annual cash dividends on its common stock of $.25 per share in September 2000, $.05 per share in November 1999 and $.04 per share in November 1998.

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



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are filed as a part of this report:

                                                                  Page
Report of independent auditors                                      9
Consolidated Balance Sheet as of September 30, 2000 and 1999       10
Consolidated Statement of Income for the years
  ended September 30, 2000, 1999 and 1998                          11
Consolidated Statement of Cash Flows for the years
  ended September 30, 2000, 1999 and 1998                          12
Consolidated Statement of Shareholders' Equity for the years
  ended September 30, 2000, 1999 and 1998                          13
Notes to Consolidated Financial Statements                         14
Schedule II - Valuation and qualifying accounts for the years
  ended September 30, 2000, 1999 and 1998                          20

All other financial statement schedules are omitted because they are not applicable.

Reports on Form 8-K
There were no reports filed on Form 8-K during the quarter ended
September 30, 2000.


Exhibits
The following exhibits are filed as a part of this report:

No.  Description of Exhibit

3.01    Articles of Incorporation and amendments thereto.
      Incorporated by reference to Exhibit 3 to the Registrant's
      Quarterly Report on Form 10-QSB for the quarter ended
      March 31, 1996, Commission File No. 1-5707.

3.02 By-Laws. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, Commission File No. 1-5707.

4.01 Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000.

10.01 Employment contract with Herbert F. Imhoff. Incorporated by reference to Exhibit 10(i) to the Registrant's Annual
      Report on Form 10-K for the fiscal year ended September
      30, 1981, Commission File No. 1-5707.

10.02 Senior Executive Agreement with Herbert F. Imhoff dated May 22, 1990. Incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, Commission File No. 1-5707.

10.03 Senior Executive Agreement with Herbert F. Imhoff, Jr. dated May 22, 1990. Incorporated by reference to exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, Commission File No. 1-5707.

10.04 Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Registrant's Annual
      Report on Form 10-K for the fiscal year ended September 30
      1990, Commission File No. 1-5707.

10.05 Agreement with Sheldon Brottman dated October 3, 1991.
      Incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, Commission File No. 1-5707.

10.06 General Employment Enterprises, Inc. Stock Option Plan.
      Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated March
      3, 1992, Registration No. 33-46124.

10.07 General Employment Enterprises, Inc. 1995 Stock Option
      Plan. Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated April
      25, 1995, Registration No. 33-91550.

10.08 General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1998, Commission File No. 1-5707.

10.09 Resolution of the Board of Directors adopted September 28,
      1998, amending the General Employment Enterprises, Inc.
      1997 Stock Option Plan. Incorporated by reference to
      Exhibit 10(o) to the Registrant's Annual Report on Form 10-
      KSB for the fiscal year ended September 30,1998, Commission File No. 1-5707.

10.10 General Employment Enterprises, Inc. 1999 Stock Option
      Plan. Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-5707.

10.11 Resolution of the Board of Directors, adopted November 15, 1999, establishing a Senior Executive Bonus Pool for fiscal 2000. Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, Commission File No. 1-5707.

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


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 20, 2000      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and
                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  November 20, 2000      By:   /s/  Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board and
                              Chief Executive Officer
                              Principal executive officer


Date:  November 20, 2000      By:   /s/  Herbert F. Imhoff, Jr.
                              Herbert F. Imhoff, Jr.
                              President and Chief Operating Officer
                              and Director


Date:  November 20, 2000      By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer and Treasurer
                              Principal financial and accounting officer


Date:  November 20, 2000      By:   /s/  Dennis W. Baker
                              Dennis W. Baker, Director


Date:  November 20, 2000      By:   /s/  Sheldon Brottman
                              Sheldon Brottman, Director


Date:  November 20, 2000      By:   /s/  Delain G. Danehey
                              Delain G. Danehey, Director


Date:  November 20, 2000      By:   /s/  Walter T. Kerwin, Jr.
                              Walter T. Kerwin, Jr., Director


Date:  November 20, 2000      By:   /s/  Joseph F. Lizzadro
                              Joseph F. Lizzadro, Director

