Form 10-Q
period 2000-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2001-02-08
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2000

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of January 31, 2001 was 5,086,656.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                        December 31 September 30
(In Thousands)                                 2000         2000

ASSETS
Current assets:
Cash and equivalents                        $ 8,096      $ 7,236
Short-term investments                        3,475        5,470
Accounts receivable, less allowances
  (Dec. 2000 --$439; Sept. 2000 --$512)       4,330        4,430

Total current assets                         15,901       17,136

Property and equipment:
Furniture, fixtures and equipment             6,360        6,058
Accumulated depreciation                    (3,382)      (3,215)

Net property and equipment                    2,978        2,843

Total assets                                $18,879      $19,979


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Dividends payable                           $ 1,272      $ 1,272
Accrued compensation and payroll taxes        2,692        3,769
Other current liabilities                       624          795

Total current liabilities                     4,588        5,836

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares                                   51           51
Capital in excess of stated value of shares   4,569        4,569
Retained earnings                             9,671        9,523

Total shareholders' equity                   14,291       14,143

Total liabilities and shareholders' equity  $18,879      $19,979
See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                    Three Months
                                               Ended December 31
(In Thousands, Except Per Share)                   2000     1999

Net revenues:
Placement services                               $5,564   $5,321
Contract services                                 3,348    4,568

Net revenues                                      8,912    9,889

Operating expenses:
Cost of contract services                         2,148    2,972
Selling                                           3,458    3,213
General and administrative                        3,247    2,810

Total operating expenses                          8,853    8,995

Income from operations                               59      894
Interest income                                     194      149

Income before income taxes                          253    1,043
Provision for income taxes                          105      420

Net income                                       $  148   $  623

Net income per share:
Basic                                            $  .03   $  .12
Diluted                                          $  .03   $  .12

Average number of shares:
Basic                                             5,087    5,087
Diluted                                           5,113    5,122
See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                   Three Months
                                              Ended December 31
(In Thousands)                                     2000    1999

Operating activities:
Net income                                       $  148  $  623
Depreciation and other noncurrent items             196     150
Accounts receivable                                 100    (225)
Accrued compensation and payroll taxes           (1,077) (1,099)
Other current liabilities                          (171)    350

Net cash used by operating activities              (804)   (201)

Investing activities:
Acquisition of property and equipment              (336)   (425)
Maturities of short-term investments              2,000   2,800

Net cash provided by investing activities         1,664   2,375

Increase in cash and cash equivalents               860   2,174
Cash and cash equivalents at beginning of period  7,236   5,025

Cash and cash equivalents at end of period       $8,096  $7,199
See notes to consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 2000.


Cash and Short-Term Investments

The balance of cash and cash equivalents as of December 31, 1999 on the consolidated statement of cash flows has been adjusted to include $3,282,000 of securities previously classified as short-term investments.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of December 31, 2000, the Company operated 42 offices located in major metropolitan business centers in 14 states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                                     Three Months
                                                Ended December 31
                                                    2000     1999
Net revenues:
Placement services                                  62.4%    53.8%
Contract services                                   37.6     46.2

Net revenues                                       100.0    100.0

Operating expenses:
Cost of contract services                           24.1     30.1
Selling                                             38.8     32.5
General and administrative                          36.4     28.4

Total operating expenses                            99.3     91.0

Income from operations                               0.7%     9.0%


First Quarter Results of Operations

Net Revenues

For the three months ended December 31, 2000, consolidated net revenues were down $977,000 (10%) from the same period last year. This was due to the combination of a $243,000 (5%) increase in placement service revenues and a $1,220,000 (27%) decrease in contract service revenues. Placement services represented 62.4% of consolidated net revenues for the period, and contract services represented 37.6% of the total.

Placement service revenues increased because of an 8% increase in the average placement fee, while the number of placements was down slightly from the prior year. The decrease in contract service revenues was the result of a 26% decline in billable hours.

The Company experienced sequential declines in contract service revenues over the previous several quarters, and management believes that this trend is associated with a general slowdown in the U.S. economy that particularly affected the information technology sector. There was also a shift in customer staffing patterns from contract work to full-time placements during that period of time.

It is uncertain how long these trends might last, but management expects them to continue in the near future. Because of this, the Company broadened the scope of its placement services from information technology specialties to include emphasis on the placement of accounting and engineering professionals.


Operating Expenses

Total operating expenses for the quarter were down $142,000 (2%) compared with the same quarter last year.

The cost of contract services was down $824,000 (28%), as a result of the lower contract service revenues. The gross profit margin on contract services was 35.8% this quarter, compared with 34.9% the prior year. The gross profit on contract services declined $396,000 (25%), due to the combination of lower contract service revenues and a slightly higher profit margin.

Selling expenses increased $245,000 (8%) this quarter, and they represented 38.8% of consolidated net revenues, which was 6.3 points higher than the prior year. The increase in the amount of selling expenses was primarily due to higher spending for recruitment advertising on the Internet. Selling expenses were a higher percentage of consolidated net revenues because of the shift in mix of revenues toward placement services.

General and administrative expenses increased $437,000 (16%) for the quarter, and they represented 36.4% of consolidated net revenues. This was up 8.0 points from the same quarter last year. Compensation in the operating division increased 32% for the quarter, due to an increase in the number of employment consultants, together with the effect of new consultant compensation arrangements that place greater emphasis on fixed compensation, while reducing commission rates, in some branch offices. Office occupancy and operating costs increased 15% due to higher depreciation costs associated with upgrading the Company's computer systems and office furniture last year, and all other general and administrative expenses were down 3%.


Income from Operations and Other Items

The combined effect of revenues declining 10% while general and administrative expenses increased by 16% resulted in an $835,000
(93%) decrease in income from operations for the quarter.

Interest income increased $45,000 (30%) in the quarter, due to a combination of higher funds available for investment and higher average interest rates.

The effective income tax rate was 41.5% in this quarter, up slightly from the 40.3% rate the prior year.

As a result, net income for the quarter was down $475,000 (76%) from the prior year.


Financial Condition

As of December 31, 2000, the Company had cash and short-term investments of $11,571,000. This was a decrease of $1,135,000 from September 30, 2000. Net working capital at December 31, 2000 was $11,313,000, which was an increase of $13,000 compared with last September, and the current ratio was 3.5 to 1.

The Company's primary source of funds is from operations. However, a seasonal reduction of accrued compensation and payroll taxes generally results in an outflow of funds during the first quarter of the Company's fiscal year. During the three months ended December 31, 2000, net cash used by operating activities was $804,000. A reduction of payroll liabilities required $1,077,000 during the period, while all other operating activities provided $273,000.

During the first three months of the fiscal year, the Company spent $336,000 for the acquisition of property and equipment.

In September 2000, the Company declared a cash dividend on its common stock of $1,272,000 ($.25 per share) that is payable in January 2001.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended
September 30, 2000.

As of December 31, 2000, the Company had no debt outstanding, and it had a $1,000,000 unused line of credit available.
Shareholders' equity at that date was $14,291,000, which represented 76% of total assets.

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







                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


The following exhibit is filed as part of this report:

No.  Description of Exhibit


10 Resolution of the Board of Directors adopted November 20, 2000, establishing a Senior Executive Bonus Pool for fiscal 2001.


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


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  February 7, 2001       By:  /s/ Herbert F. Imhoff
                              Herbert F. Imhoff
                              Chairman of the Board
                              and Chief Executive Officer


Date:  February 7, 2001       By:  /s/ Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer