Form 10-Q
period 2001-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2001-05-08
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001

                               or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from __________ to __________


               Commission File Number:  001-05707


              GENERAL EMPLOYMENT ENTERPRISES, INC.
     (Exact name of registrant as specified in its charter)


          Illinois                                  36-6097429
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

     One Tower Lane, Suite 2100, Oakbrook Terrace, Illinois    60181
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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of April 30, 2001 was 5,086,656.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                           March 31 September 30
                                               2001         2000
(In Thousands)                          (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                   $ 8,718      $ 7,236
Short-term investments                        1,480        5,470
Accounts receivable, less allowances
  (March 2001--$420; Sept. 2000--$512)        4,037        4,430
Income tax refunds receivable                   568        -

Total current assets                         14,803       17,136

Property and equipment:
Furniture, fixtures and equipment             6,605        6,058
Accumulated depreciation                     (3,589)      (3,215)

Net property and equipment                    3,016        2,843

Total assets                                $17,819      $19,979


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Dividends payable                           $   -        $ 1,272
Accrued compensation and payroll taxes        3,093        3,769
Other current liabilities                       687          795

Total current liabilities                     3,780        5,836

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares                                   51           51
Capital in excess of stated value of shares   4,569        4,569
Retained earnings                             9,419        9,523

Total shareholders' equity                   14,039       14,143

Total liabilities and shareholders' equity  $17,819      $19,979

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                 Three Months        Six Months
                               Ended March 31    Ended March 31
(In Thousands, Except Per Share) 2001    2000      2001    2000

Net revenues:
Placement services            $ 4,810 $ 5,988   $10,374 $11,309
Contract services               3,439   4,034     6,787   8,602

Net revenues                    8,249  10,022    17,161  19,911

Operating expenses:
Cost of contract services       2,248   2,693     4,396   5,665
Selling                         2,966   3,625     6,424   6,838
General and administrative      3,586   2,913     6,833   5,723

Total operating expenses        8,800   9,231    17,653  18,226

Income (loss) from operations    (551)    791      (492)  1,685
Interest income                   149     140       343     289

Income (loss) before
  income taxes                   (402)    931      (149)  1,974
Provision (credit) for
  income taxes                   (150)    375       (45)    795

Net income (loss)             $  (252)$   556   $  (104)$ 1,179

Net income (loss) per share:
Basic                         $  (.05)$   .11   $  (.02)$   .23
Diluted                       $  (.05)$   .11   $  (.02)$   .23

Average number of shares:
Basic                           5,087   5,087     5,087   5,087
Diluted                         5,087   5,123     5,087   5,123

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                     Six Months
                                                 Ended March 31
(In Thousands)                                     2001    2000

Operating activities:
Net income (loss)                               $  (104)$ 1,179
Depreciation and other noncurrent items             403     325
Accounts receivable                                 393    (965)
Income tax refunds receivable                      (568)     -
Accrued compensation and payroll taxes             (676)     93
Other current liabilities                          (108)   (318)

Net cash provided (used) by operating activities   (660)    314

Investing activities:
Acquisition of property and equipment              (586)   (765)
Purchases of short-term investments                 -      (975)
Maturities of short-term investments              4,000   3,800

Net cash provided by investing activities         3,414   2,060

Financing activities:
Cash dividend paid                               (1,272)   (254)

Increase in cash and cash equivalents             1,482   2,120
Cash and cash equivalents at beginning of period  7,236   5,025

Cash and cash equivalents at end of period      $ 8,718 $ 7,145

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


Cash and Short-Term Investments

The balance of cash and cash equivalents as of March 31, 2000 on the consolidated statement of cash flows has been adjusted to include $1,786,000 of securities previously classified as short-term investments.


Subsequent Event

On April 10, 2001, the Company completed a transaction to purchase substantially all of the assets and business operations of Generation Technologies, Inc. (Gen Tech) in accordance with an Asset Purchase Agreement. Gen Tech operates a staffing business in Pittsburgh, Pennsylvania, specializing in the placement of information technology professionals, and the Company intends to operate the business in substantially the same manner in the future. The assets acquired include the business operations, company name, customer lists, interests in office space and equipment, accounts receivable and goodwill.

The purchase price was established as an initial cash payment of $1,432,000 and three annual cash payments to be equal to a multiple of the respective year's annual earnings, as defined. The initial cash payment on April 10, 2001 was paid out of the Company's existing cash resources, and the Company expects that similar cash resources will be available to fund the future cash payments.

This transaction will be accounted for as a purchase and will be reflected in the Company's financial statements for periods subsequent to the date of acquisition. The pro forma results of operations presented below assume that the acquisition had occurred at the beginning of fiscal 2000:

                                                   Six Months
                                               Ended March 31
(In Thousands, Except per Share)                 2001    2000

Net revenues                                  $18,982 $20,906

Net income                                         15   1,219

Net income per share                              .00     .24

This information is presented for informational purposes only.
It is not necessarily indicative of the results that would have been achieved had the acquisition taken place at the beginning of fiscal 2000 or of future results of operations.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of March 31, 2001, the Company operated 42 offices located in major metropolitan business centers in 14 states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                  Three Months        Six Months
                                Ended March 31    Ended March 31
                                 2001    2000      2001    2000
Net revenues:
Placement services               58.3%   59.7%     60.5%    56.8%
Contract services                41.7    40.3      39.5     43.2

Net revenues                    100.0   100.0     100.0    100.0

Operating expenses:
Cost of contract services        27.2    26.8      25.6     28.5
Selling                          36.0    36.2      37.5     34.3
General and administrative       43.5    29.1      39.8     28.7

Total operating expenses        106.7    92.1     102.9     91.5

Income (loss) from operations    (6.7)%   7.9%     (2.9)%    8.5%


Second Quarter Results of Operations

Net Revenues

For the three months ended March 31, 2001, consolidated net revenues were down $1,773,000 (18%) from the same period last year. This was due to the combination of a $1,178,000 (20%) decrease in placement service revenues and a $595,000 (15%) decrease in contract service revenues. Placement services represented 58.3% of consolidated net revenues for the period, and contract services represented 41.7% of the total.

Placement service revenues were down for the quarter because of a 27% decline in the number of placements, partially offset by a 5% increase in the average placement fee. The decrease in contract service revenues was the result of a 15% decline in billable hours.

The Company attributes the decline in revenues to the effects of the slowdown in the U.S. economy that has caused customers to slow down or reduce their hiring and contract staffing activities, particularly those customers operating in the computer and information technology field. As an indication of the national slowdown, the U.S. Gross Domestic Product grew at a 2.0% annual rate during the quarter ended March 31, 2001, compared with 4.8% for the quarter ended March 31, 2000.

It is uncertain how long this trend might last, but management expects it to continue in the near future. Because of this, the Company broadened the scope of its placement services from information technology and technical specialties to include emphasis on the placement of accounting and engineering professionals.


Operating Expenses

Total operating expenses for the quarter were down $431,000 (5%) compared with the same quarter last year.

The cost of contract services was down $445,000 (17%), as a result of the lower contract service revenues and an improvement in the profit margin. The gross profit margin on contract services was 34.6% this quarter, compared with 33.2% the prior year.

Selling expenses decreased $659,000 (18%) this quarter, and they represented 36.0% of consolidated net revenues, which was about the same as the prior year. Commission expense was down 23% due to the lower placement service revenues and lower average commission rates, while recruitment advertising expense was about the same as last year.

General and administrative expenses increased $673,000 (23%) for the quarter, and they represented 43.5% of consolidated net revenues. This was up 14.4 points from the same quarter last year. Compensation in the operating division increased 26% for the quarter, due to an increase in the number of employment consultants, together with the effect of new consultant compensation arrangements in some branch offices that place greater emphasis on fixed compensation, while reducing commission rates. The Company also incurred higher expenses for office rents due to higher lease rates, higher depreciation costs associated with computer systems and office furniture acquired last year, and increased bad debt expense resulting from the downturn in the technology industry. All other general and administrative expenses were up 1%.

The Company continually monitors and evaluates the performance of all of its branch offices. To control general and administrative expenses, the Company's primary initiative is to rehabilitate or close under-performing branch offices. One office was closed during the quarter, and three other closings are expected by the end of the third quarter.


Income from Operations and Other Items

The combined effect of revenues declining 18% while general and administrative expenses increased by 23% resulted in a $1,342,000
(170%) decrease in income from operations for the quarter.

The effective income tax rate was 37% this quarter, down slightly from the 40% rate the prior year.

As a result, net income for the quarter was down $808,000 (145%) from the prior year.


Six Months Results of Operations

Net Revenues

For the six months ended March 31, 2001, consolidated net revenues were adversely affected by the same U.S. economic conditions that affected the second quarter, and they were down $2,750,000 (14%) from the same period last year. This was due to the combination of a $935,000 (8%) decrease in placement service revenues and a $1,815,000 (21%) decrease in contract service revenues. Placement services represented 60.5% of consolidated net revenues for the period, and contract services represented 39.5% of the total.

Placement service revenues were down for the period because of an 18% decline in the number of placements, partially offset by a 7% increase in the average placement fee. The decrease in contract service revenues was the result of a 21% decline in billable hours.


Operating Expenses

Total operating expenses for the year to date were down $573,000
(3%) compared with the same period last year.

The cost of contract services was down $1,269,000 (22%), as a result of the lower contract service revenues and an improvement in the profit margin. The gross profit margin on contract services was 35.2% for the year to date, compared with 34.1% the prior year.

Selling expenses decreased $414,000 (6%) for the six-month period, and they represented 37.5% of consolidated net revenues, which was 3.2 points higher than the prior year. Commission expense was down 12% due to the lower placement service revenues and lower average commission rates, while recruitment advertising expense was up 24% due to higher spending on the Internet. Selling expenses were a higher percentage of consolidated net revenues because of the shift in mix of revenues toward placement services.

General and administrative expenses increased $1,110,000 (19%) for the year to date, and they represented 39.8% of consolidated net revenues. This was up 11.1 points from the same period last year. Compensation in the operating division increased 29% for the year to date, due to an increase in the number of employment consultants, together with the effect of new consultant compensation arrangements in some branch offices that place greater emphasis on fixed compensation, while reducing commission rates. The Company also incurred higher expenses for office rents, depreciation and bad debt expense. All other general and administrative expenses were up 3%.


Income from Operations and Other Items

The combined effect of revenues declining 14% while general and administrative expenses increased by 19% resulted in a $2,177,000
(129%) decrease in income from operations for the year to date.

Interest income increased $54,000 (19%) in the period, primarily due to higher average interest rates.

The effective income tax rate of 30% for the year to date was less than the 40% rate last year because certain non-deductible items affect the rate differently in a loss period than in a profitable period.

As a result, net income for the year to date was down $1,283,000
(109%) from the prior year.


Financial Condition

As of March 31, 2001, the Company had cash and short-term investments of $10,198,000. This was a decrease of $2,508,000 from September 30, 2000. Net working capital at March 31, 2001 was $11,023,000, which was a decrease of $277,000 compared with last September, and the current ratio was 3.9 to 1.

During the six months ended March 31, 2001, net cash used by operating activities was $660,000, and the Company spent $586,000 for the acquisition of property and equipment. A cash dividend on common stock of $1,272,000 ($.25 per share) was paid in January 2001.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended
September 30, 2000.

As of March 31, 2001, the Company had no debt outstanding, and it had a $1,000,000 unused line of credit available. Shareholders' equity at that date was $14,039,000, which represented 79% of total assets.

Management believes that existing cash and short-term investments, together with funds generated by operations, will be adequate to meet the Company's anticipated needs.


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




                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 28, 2001, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

  Nominees                Votes For      Votes Withheld

  Dennis W. Baker         4,408,982         208,291
  Sheldon Brottman        4,408,098         209,175
  Delain G. Danehey       4,409,482         207,791
  Herbert F. Imhoff       4,384,522         232,751
  Herbert F. Imhoff, Jr.  4,384,695         232,578
  Joseph F. Lizzadro      4,409,482         207,791



Item 6.  Exhibits and Reports on Form 8-K.

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


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  May 8, 2001            By:   /s/  Herbert F. Imhoff, Jr.
                              Herbert F. Imhoff, Jr.
                              President
                              and Chief Operating Officer


Date:  May 8, 2001            By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Chief Financial Officer
                              and Treasurer