Form 10-Q
period 2001-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2001-08-09
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of July 31, 2001 was 5,086,656.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                            June 30 September 30
                                               2001         2000
(In Thousands)                           (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                   $ 7,130      $ 7,236
Short-term investments                        1,484        5,470
Accounts receivable, less allowances
  (June 2001--$334; Sept. 2000--$512)         3,706        4,430
Income tax refunds receivable                   803           --

Total current assets                         13,123       17,136

Property and equipment:
Furniture, fixtures and equipment             6,737        6,058
Accumulated depreciation                    (3,776)      (3,215)

Net property and equipment                    2,961        2,843

Goodwill, net                                   893           --

Total assets                                $16,977      $19,979


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Dividends payable                           $    --      $ 1,272
Accrued compensation and payroll taxes        2,694        3,769
Other current liabilities                       621          795

Total current liabilities                     3,315        5,836

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares                                   51           51
Capital in excess of stated value of shares   4,569        4,569
Retained earnings                             9,042        9,523

Total shareholders' equity                   13,662       14,143

Total liabilities and shareholders' equity  $16,977      $19,979

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                  Three Months       Nine Months
                                 Ended June 30     Ended June 30
(In Thousands, Except Per Share)  2001    2000      2001    2000

Net revenues:
Placement services             $ 3,482 $ 6,088   $13,856 $17,397
Contract services                3,939   3,820    10,726  12,422

Net revenues                     7,421   9,908    24,582  29,819

Operating expenses:
Cost of contract services        2,568   2,480     6,964   8,145
Selling                          2,224   3,533     8,648  10,371
General and administrative       3,340   2,828    10,173   8,551

Total operating expenses         8,132   8,841    25,785  27,067

Income (loss) from operations    (711)   1,067   (1,203)   2,752
Interest income                     99     171       442     460

Income (loss) before
  income taxes                   (612)   1,238     (761)   3,212
Provision (credit) for
  income taxes                   (235)     495     (280)   1,290

Net income (loss)              $ (377) $   743   $ (481) $ 1,922

Net income (loss) per share:
Basic                          $ (.07) $   .15   $ (.09) $   .38
Diluted                        $ (.07) $   .15   $ (.09) $   .38

Average number of shares:
Basic                            5,087   5,087     5,087   5,087
Diluted                          5,087   5,116     5,087   5,118

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                    Nine Months
                                                  Ended June 30
(In Thousands)                                     2001    2000

Operating activities:
Net income (loss)                              $  (481) $ 1,922
Depreciation and other noncurrent items             627     510
Reduction of long-term obligations                   --   (400)
Changes in current assets and current
 liabilities, net of effects from acquisition:
  Accounts receivable                             1,314   (621)
  Income tax refunds receivable                   (803)      --
  Accrued compensation and payroll taxes        (1,097)     577
  Other current liabilities                       (180)   (227)

Net cash provided (used) by operating activities  (620)   1,761

Investing activities:
Acquisition of property and equipment             (691) (1,040)
Acquisition of Generation Technologies, Inc.    (1,523)      --
Purchases of short-term investments                  -- (1,461)
Maturities of short-term investments              4,000   3,800

Net cash provided by investing activities         1,786   1,299

Financing activities:
Cash dividend paid                              (1,272)   (254)

Increase (decrease) in cash and cash equivalents  (106)   2,806
Cash and cash equivalents at beginning of period  7,236   5,025

Cash and cash equivalents at end of period      $ 7,130 $ 7,831

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


Accounting Policies

Goodwill is being amortized over a period of 40 years.

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests.

The Company has not determined whether it will adopt these rules beginning in fiscal 2002 or 2003. The non-amortization provision of Statement 142 is not expected to have a material effect on net income. The Company has not determined what effect, if any, that the impairment tests might have on future earnings and financial position of the Company.


Cash and Short-Term Investments

The balance of cash and cash equivalents as of June 30, 2000 on the consolidated statement of cash flows has been adjusted to include $3,876,000 of securities previously classified as short-term investments.


Acquisition

On April 10, 2001, the Company completed a transaction to purchase substantially all of the assets and business operations of Generation Technologies, Inc. (GenTech) in accordance with an Asset Purchase Agreement. GenTech operates a staffing business in Pittsburgh, Pennsylvania, specializing in the placement of information technology professionals, and the Company intends to operate the business in substantially the same manner in the future. The assets acquired include the business operations, company name, customer lists, interests in office space and equipment, accounts receivable and goodwill.

The purchase price was established as an initial cash payment to the seller and three annual cash payments to be equal to a multiple of the respective year's annual earnings, as defined. The initial cash payment on April 10, 2001 was paid out of the Company's existing cash resources, and the Company expects that similar cash resources will be available to fund the future cash payments. The initial cost of the acquisition was $1,523,000, of which $624,000 was allocated to the net assets acquired and $899,000 represented the excess of the cost over net assets acquired ("goodwill"). Future payments under the purchase agreement will be recorded as additional goodwill when the amounts are determined.

This transaction was accounted for as a purchase, and the results of GenTech's operations are reflected in the Company's financial statements for periods subsequent to the date of acquisition.
The pro forma results of operations presented below assume that the acquisition had occurred at the beginning of fiscal 2000:

                                                  Nine Months
                                                Ended June 30
(In Thousands, Except per Share)                 2001    2000

Net revenues                                  $26,441 $31,466

Net income (loss)                               (371)   2,012

Net income (loss) per share - diluted           (.07)     .39

This information is presented for informational purposes only.
It is not necessarily indicative of the results that would have been achieved had the acquisition taken place at the beginning of fiscal 2000 or of future results of operations.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of June 30, 2001, the Company operated 41 offices located in major metropolitan business centers in 13 states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                  Three Months       Nine Months
                                 Ended June 30     Ended June 30
                                 2001     2000     2001     2000
Net revenues:
Placement services               46.9%   61.4%     56.4%    58.3%
Contract services                53.1%   38.6%     43.6%    41.7%

Net revenues                    100.0%  100.0%    100.0%   100.0%

Operating expenses:
Cost of contract services        34.6%   25.0%     28.3%    27.3%
Selling                          30.0%   35.7%     35.2%    34.8%
General and administrative       45.0%   28.5%     41.4%    28.7%

Total operating expenses        109.6%   89.2%    104.9%    90.8%

Income (loss) from operations    (9.6)%  10.8%     (4.9)%    9.2%


Third Quarter Results of Operations

Net Revenues

For the three months ended June 30, 2001, consolidated net revenues were down $2,487,000 (25%) from the same period last year. This was due to the combination of a $2,606,000 (43%) decrease in placement service revenues and a $119,000 (3%) increase in contract service revenues. Placement services represented 46.9% of consolidated net revenues for the period, and contract services represented 53.1% of the total.

Placement service revenues were down for the quarter because of a 39% decline in the number of placements, together with a 4% decrease in the average placement fee. The increase in contract service revenues was the result of a 6% increase in the average hourly billing rate, while billable hours declined slightly.

The Company attributes the decline in revenues to the effects of the slowdown in the U.S. economy that has caused customers to delay or reduce their hiring and contract staffing activities, particularly those customers operating in the computer and information technology field. As an indication of the national slowdown, the U.S. Gross Domestic Product grew at a 0.7% annual rate during the quarter ended June 30, 2001, compared with 5.6% for the quarter ended June 30, 2000.


Operating Expenses

Total operating expenses for the quarter were down $709,000 (8%) compared with the same quarter last year.

The cost of contract services was up $88,000 (4%), as a result of the higher contract service revenues. The gross profit margin on contract services was 34.8% this quarter, compared with 35.1% the prior year.

Selling expenses decreased $1,309,000 (37%) this quarter, and they represented 30.0% of consolidated net revenues, which was down 5.7 points from the prior year. Commission expense was down 43% due to the lower placement service revenues and lower average commission rates, while recruitment advertising expense was 17% lower than last year.

General and administrative expenses increased $512,000 (18%) for the quarter, and they represented 45.0% of consolidated net revenues. This was up 16.5 points from the same quarter last year. Compensation in the operating divisions increased 41% for the quarter, as lower consultant productivity and lower commissions led to higher amounts of base pay. Office rent and occupancy costs were up 19% for the quarter, while all other general and administrative expenses were down 1%. Areas where the Company reduced costs include administrative compensation and office operating costs.


Other Items

The effect of lower revenues combined with higher general and administrative expenses resulted in a loss from operations of $711,000 for the quarter, which was a decrease of $1,778,000 compared with income from operations of $1,067,000 for the same quarter last year.

Interest income was down $72,000 (42%) in the quarter, due to a combination of lower average funds available for investment and lower average interest rates.

The effective income tax rate was 38% this quarter, down slightly from the 40% rate the prior year.

After interest and taxes, the net loss for the quarter was $377,000, which was a decrease of $1,120,000, compared with net income of $743,000 last year.




Nine Months Results of Operations

Net Revenues

For the nine months ended June 30, 2001, consolidated net revenues were adversely affected by the same U.S. economic conditions that affected the third quarter, and they were down $5,237,000 (18%) from the same period last year. This was due to the combination of a $3,541,000 (20%) decrease in placement service revenues and a $1,696,000 (14%) decrease in contract service revenues. Placement services represented 56.4% of consolidated net revenues for the period, and contract services represented 43.6% of the total.

Placement service revenues were down for the period because of a 25% decline in the number of placements, partially offset by a 4% increase in the average placement fee. The decrease in contract service revenues was the result of a 14% decline in billable hours.


Operating Expenses

Total operating expenses for the year to date were down
$1,282,000 (5%) compared with the same period last year.

The cost of contract services was down $1,181,000 (15%), as a result of the lower contract service revenues and an improvement in the profit margin. The gross profit margin on contract services was 35.1% for the year to date, compared with 34.4% the prior year.

Selling expenses decreased $1,723,000 (17%) for the nine-month period, and they represented 35.2% of consolidated net revenues, which was slightly higher than the prior year. Commission expense was down 22% due to the lower placement service revenues and lower average commission rates, while recruitment advertising expense was up 10% due to higher spending on the Internet.

General and administrative expenses increased $1,622,000 (19%) for the year to date, and they represented 41.4% of consolidated net revenues. This was up 12.7 points from the same period last year. Compensation in the operating divisions increased 33% for the year to date, due to an increase in the average number of employment consultants, together with the effect of lower consultant productivity and lower commissions that led to higher amounts of base pay. Office rent and occupancy costs were up 16%, and bad debt expense doubled. All other general and administrative expenses were down 1%.


Other Items

The effect of lower revenues combined with higher general and administrative expenses resulted in a loss from operations of $1,203,000 for the year to date, which was a decrease of $3,955,000 compared with income from operations of $2,752,000 for the same period last year.

Interest income decreased $18,000 (4%) in the period, primarily due to lower average funds available for investment.

The effective income tax rate of 37% for the year to date was less than the 40% rate last year because certain non-deductible items affect the rate differently in a loss period than in a profitable period.

After interest and taxes, the net loss for the nine months was $481,000, which was a decrease of $2,403,000 compared with net income of $1,922,000 last year.



Financial Condition

As of June 30, 2001, the Company had cash and short-term investments of $8,614,000. This was a decrease of $4,092,000 from September 30, 2000. Net working capital at June 30, 2001 was $9,808,000, which was a decrease of $1,492,000 compared with last September, and the current ratio was 4.0 to 1.

During the nine months ended June 30, 2001, net cash used by operating activities was $620,000. The cost to acquire GenTech in April 2001 was $1,523,000, and the Company spent $691,000 for the acquisition of property and equipment. A cash dividend on common stock of $1,272,000 ($.25 per share) was paid in January 2001.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended
September 30, 2000.

As of June 30, 2001, the Company had no debt outstanding, and it had a $1,000,000 unused line of credit available. Shareholders' equity at that date was $13,662,000, which represented 80% of total assets.

It is not known how long the slowdown in the U.S. economy will last or how long it will continue to have an adverse effect on the Company's operations. The Company's short-term priority is to minimize the impact of the economy and to be positioned for growth when it recovers. Management believes that existing cash and short-term investments will be adequate to meet the Company's anticipated needs.



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




                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

The following exhibit is filed as part of this report:

No.  Description

2.01 Asset Purchase Agreement Among Triad Personnel Services, Inc., Generation Technologies, Inc., and Michael P. Verona dated April 10, 2001. Incorporated by reference to Exhibit
     2.01 to the Registrant's Form 8-K Current Report dated April 10, 2001. Commission File No. 1-05707.


Reports on Form 8-K

The Registrant filed the following 8-K Current Reports during the quarter ended June 30, 2001:

The Company reported that it acquired the assets and business operations of Generation Technologies, Inc. on April 10, 2001.

The Company reported the death of Herbert F. Imhoff, the Company's Chairman of the Board and Chief Executive Officer, on
June 6, 2001.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)

Date:  August 9, 2001         By:   /s/  Kent M. Yauch
                              Kent M. Yauch
                              Vice President,
                              Chief Financial Officer and Treasurer