Form 10-K
period 2001-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2001-11-21
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K


[X]  Annual Report Under Section 13 or 15 (d) of the Securities
Exchange Act   of 1934

          For the fiscal year ended September 30, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities     Exchange Act of 1934

        For the transition period from _______________ to ________________

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

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2001 was $5,321,000. At that date, there were 5,086,656 shares of the registrant's common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the annual meeting of shareholders to be held on February 19, 2002 are incorporated by reference into Part III of this Form 10-K.

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


Services Provided
The Company operates in one industry segment, providing professional staffing services. The Company offers its customers both placement and contract staffing services, specializing in the placement of information technology, engineering and accounting professionals.

The Company's placement services include placing candidates into regular, full-time jobs with client-employers. The Company's contract services include placing its professional employees on temporary assignments, under contracts with client companies. Contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of three months to one year. Management believes that the combination of these two services provides a strong marketing opportunity, because it offers customers a variety of staffing alternatives that includes direct hire, temporary staffing and a contract-to-hire approach to hiring.

The amount of revenues derived from these services for each of the last three fiscal years is presented in the Company's consolidated statement of income. In fiscal 2001, the Company derived 52% of its revenues from placement services and 48% from contract services.


Marketing
The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2001, it operated 37 branch offices located in downtown or suburban areas of major U.S. cities in 13 states. Thirty of the offices were full-service branches, providing both placement and contract services, and 7 of the offices specialized in contract services only. The offices were concentrated in California (8), Illinois (8), Indiana (3), and Massachusetts (3), with two offices each in Arizona, Florida, Georgia, Ohio, Pennsylvania, and Texas, and one office each in Michigan, North Carolina, and Tennessee.

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

Billing Practices
When applicants accept employment, the Company charges its clients a placement fee that is based on a percentage of the applicant's projected annual salary, and the Company provides its clients with a guarantee under which the fee is refundable if the applicant does not remain employed during a guarantee period. Fees for contract services are billed on an hourly basis each week. The Company expects payment by its customers upon receipt of its invoices. Typical of the staffing industry, working capital is required to finance the wages of contract workers before the related customer accounts are collected.


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


Regulation
Employment agency service companies are regulated by three of the states in which the Company operates. Licenses are issued on a year-to-year basis. As of September 30, 2001, the Company held current licenses for all of the offices that were required to have them.


Employees
As of September 30, 2001, the Company had approximately 430 employees.


Item 2.  Properties

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 12,900 square feet of space at this location, under a lease that will expire in January 2006.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 13 states. Generally, the Company enters into six-month leases for new locations, using shared office facilities whenever possible. Established offices are operated from leased space ranging from 1,100 to 4,900 square feet, generally for periods of two to five years, with cancellation clauses after certain periods of occupancy. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3.  Legal Proceedings

As of September 30, 2001, there were no material legal proceedings pending against the Company.


Item 4.  Results of Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the 2001 fiscal year.




                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

Information regarding this item is contained in "Item 8.
Financial Statements and Supplementary Data."


Item 6.  Selected Financial Data

                                                     Year Ended September 30
(In Thousands, Except Per Share)        2001    2000    1999    1998    1997
Operating results:
Net revenues                         $31,035 $39,802 $39,553  36,734 $29,341
Income (loss) from operations         (2,217)  3,577   4,569   4,710   3,780
Net income (loss)                     (1,066)  2,532   3,025   3,090   2,441

Per share data:
Net income (loss) - basic            $  (.21) $  .50 $   .59 $   .61 $   .49
Net income (loss) - diluted             (.21)    .49     .59     .58     .48
Cash dividends declared                   --     .30     .04     .04     .03

Balance sheet data:
Net working capital                  $ 9,444 $11,300 $11,391 $ 9,261 $ 6,418
Long-term obligations                     --      --     484     460     433
Shareholders' equity                  13,077  14,143  13,137  10,335   7,149
Total assets                          15,679  19,979  18,085  15,632  12,323


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of September 30, 2001, the Company operated 37 offices located in major metropolitan business centers in 13 states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                          Year Ended September 30
                                          2001     2000      1999

Net revenues:
Placement services                        52.3%     59.6%    57.4%
Contract services                         47.7      40.4     42.6

Net revenues                             100.0     100.0    100.0

Operating expenses:
Cost of contract services                 31.1      26.4     27.4
Selling                                   32.0      35.3     35.0
General and administrative                44.0      29.3     26.0

Total operating expenses                 107.1      91.0     88.4

Income (loss) from operations             (7.1)%     9.0%    11.6%


Fiscal 2001 Results of Operations

Net Revenues

For the year ended September 30, 2001, consolidated net revenues were down $8,767,000 (22%) from the prior year. This was due to the combination of a $7,503,000 (32%) decrease in placement service revenues and a $1,264,000 (8%) decrease in contract service revenues. Placement services represented 52.3% of consolidated net revenues for the year, and contract services represented 47.7% of the total.

Placement service revenues were down for the year because of a 35% decline in the number of placements, partially offset by a 1% increase in the average placement fee. The decrease in contract service revenues was the result of an 11% decrease in billable hours, while the average hourly billing rate increased 4%. In April 2001, the Company acquired the assets and business operations of Generation Technologies, Inc. ("GenTech"), a staffing business in Pittsburgh, Pennsylvania specializing in information technology professionals. The acquisition added $1,335,000 to consolidated contract service revenues for the fiscal year.

The Company attributes the decline in revenues to the effects of the slowdown in the U.S. economy that caused customers to delay or reduce their hiring and contract staffing activities, particularly those customers operating in the computer and information technology field. As an indication of the national slowdown, the U.S. Gross Domestic Product grew at an average rate of 0.8% during the year ended September 30, 2001, compared with 4.4% for the year ended September 30, 2000, and the national unemployment rate was 4.9% in September 2001, compared with 3.9% in September 2000. The economic impact of the terrorist attacks on the United States on September 11, 2001 is expected to adversely affect the U.S. economy for the foreseeable future. Management expects that the demand for its placement services will remain at depressed levels until the U.S. economy begins to strengthen and national hiring patterns improve.


Operating Expenses

Total operating expenses for fiscal 2001 were down $2,973,000
(8%) compared with the prior year.

The cost of contract services was down $861,000 (8%), as a result of the lower contract service revenues. The gross profit margin on contract services was 34.8% in fiscal 2001, compared with 34.6% the prior year.

Selling expenses decreased $4,127,000 (29%) in fiscal 2001, and they represented 32.0% of consolidated net revenues, which was down 3.3 points from the prior year. Commission expense was down 36% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 4% lower than last year.

General and administrative expenses increased $2,015,000 (17%) for the year, and they represented 44.0% of consolidated net revenues. This was up 14.7 points from last year. Compensation in the operating division increased 29% for the year, as lower consultant productivity and lower commissions led to higher amounts of base pay. Office rent and occupancy costs were up 21% for the year, including a $283,000 provision for the cost of closing unprofitable branch offices. Reflecting the weak economy, the Company's bad debt expense doubled, while all other general and administrative expenses were down 6%.

To control operating costs, the Company closed seven unprofitable branch offices during fiscal 2001, including four that were closed at the end of the fiscal year, and reduced its in-house staff by 18% from the year-ago level. These measures are expected to reduce general and administrative expenses in fiscal 2002.


Other Items

The effect of lower revenues combined with higher general and administrative expenses resulted in a loss from operations of $2,217,000 for the year, which was a decrease of $5,794,000 compared with income from operations of $3,577,000 for the prior year.

Interest income was down $114,000 (18%) in fiscal 2001, due to a lower average amount of funds available for investment.

The effective income tax rate was 36.8% this year and 40.0% last year.

After interest and taxes, the net loss for the year was $1,066,000, which was a decrease of $3,598,000, compared with net income of $2,532,000 last year.


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

Although the demand for information technology professionals was moderately strong during fiscal 2000, the Company's customers were more cautious in their hiring patterns than in previous years. This restrained growth in the number of placements made by the Company, and it resulted in switching by some customers from contract services to placement services. Consolidated revenue growth was also adversely affected by high turnover of branch office managers and consulting staff during the fiscal year, which had the effect of holding back productivity in many of the branch offices.

The Company's greatest challenge during fiscal 2000 was attracting and retaining well-qualified personnel consultants. The Company met this challenge by promoting new branch managers, filling empty desks, increasing the training staff, and enhancing compensation and benefit programs. To improve consultant productivity, the Company also completed the installation of a new applicant retrieval system in all offices during the year.


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

General and administrative expenses increased $1,378,000 (13%), and they represented 29.3% of consolidated revenues. This was up
3.3 points from the prior year. Compensation in the operating division increased 15% for the year, as new consultant compensation arrangements that place greater emphasis on fixed compensation, while reducing commission rates, were introduced in some branch offices. Office occupancy and operating costs increased 12% due to higher depreciation and other costs associated with upgrading the Company's computer systems and office furniture. Administrative compensation increased 12%, and all other general and administrative expenses increased 17%.


Other Items

Because total operating expenses increased at a greater rate than net revenues, the Company's operating margin declined by 2.6 points for the year - to 9.0% in fiscal 2000, compared with 11.6% the prior year. This caused a $992,000 (22%) decrease in income from operations for the year.

Interest income increased $149,000 (30%) in fiscal 2000, due to a combination of higher funds available for investment and higher average interest rates.

The effective income tax rate was 40.0% in fiscal 2000, about the same as the 40.1% rate the prior year.

As a result, net income for fiscal 2000 was $493,000 (16%) lower than fiscal 1999.


Financial Condition

As of September 30, 2001, the Company had cash and short-term investments of $7,788,000. This was a decrease of $4,918,000 from September 30, 2000. Net working capital at September 30, 2001 was $9,444,000, which was a decrease of $1,856,000 compared with last September, and the current ratio was 4.6 to 1.

During the year ended September 30, 2001, net cash used by operating activities was $1,415,000. The cost to acquire GenTech in April 2001 was $1,523,000, of which $624,000 was allocated to the net assets acquired and $899,000 was allocated to goodwill. The purchase price was established as an initial cash payment to the seller and three annual cash payments to be equal to a multiple of the respective year's earnings, as defined. Future payments under the purchase agreement will be recorded as additional goodwill when the amounts are determined. During the year, the Company spent an additional $733,000 for the acquisition of property and equipment. A cash dividend on common stock of $1,272,000 ($.25 per share) was paid in January 2001.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to the consolidated financial statements.

As of September 30, 2001, the Company had no debt outstanding, and it had a $1,000,000 unused line of credit available.
Shareholders' equity at that date was $13,077,000, which represented 83% of total assets.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

The primary objective for the Company's investment portfolio is to provide maximum protection of principal and high liquidity. By investing in high-quality securities having relatively short maturity periods, the Company is not exposed to the risk of material interest rate fluctuations.

Item 8.  Financial Statements and Supplementary Data


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                              As of September 30
(In Thousands)                                 2001         2000
ASSETS
Current assets:
Cash and cash equivalents                   $ 7,293      $ 7,236
Short-term investments                          495        5,470
Accounts receivable, less allowances
  (2001 -- $243; 2000 -- $512)                2,685        4,084
Income tax refunds receivable                   948           --
Other current assets                            625          346

Total current assets                         12,046       17,136

Property and equipment:
Furniture, fixtures and equipment             6,697        6,058
Accumulated depreciation and amortization   (3,952)      (3,215)

Net property and equipment                    2,745        2,843

Goodwill, net of accumulated amortization       888           --

Total assets                                $15,679      $19,979


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                            $   551      $   655
Dividends payable                                --        1,272
Accrued compensation and payroll taxes        1,753        3,769
Other current liabilities                       298          140

Total current liabilities                     2,602        5,836

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,087 shares                                   51           51
Capital in excess of stated value of shares   4,569        4,569
Retained earnings                             8,457        9,523

Total shareholders' equity                   13,077       14,143

Total liabilities and shareholders' equity  $15,679      $19,979

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                         Year Ended September 30
(In Thousands, Except Per Share)          2001     2000     1999

Net revenues:
Placement services                     $16,217  $23,720  $22,702
Contract services                       14,818   16,082   16,851

Net revenues                            31,035   39,802   39,553

Operating expenses:
Cost of contract services                9,659   10,520   10,843
Selling                                  9,918   14,045   13,859
General and administrative              13,675   11,660   10,282

Total operating expenses                33,252   36,225   34,984

Income (loss) from operations          (2,217)    3,577    4,569
Interest income                            531      645      496

Income (loss) before income taxes      (1,686)    4,222    5,065
Provision (credit) for income taxes      (620)    1,690    2,040

Net income (loss)                     $(1,066)  $ 2,532  $ 3,025

Net income (loss) per share:
Basic                                 $  (.21)  $   .50  $   .59
Diluted                               $  (.21)  $   .49  $   .59

Average number of shares:
Basic                                    5,087    5,087    5,087
Diluted                                  5,087    5,117    5,122

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                         Year Ended September 30
(In Thousands)                            2001      2000    1999

Operating activities:
Net income (loss)                     $ (1,066)   $2,532  $3,025
Depreciation and amortization              857       597     361
Reduction of long-term obligations          --      (516)     --
Other noncurrent items                      22       403     107
Changes in current assets and current
  liabilities, net of effects from
  acquisition:
    Accounts receivable                  1,989      (213)   (300)
    Income tax refunds receivable         (948)       --      --
    Accrued compensation and payroll
      taxes                             (2,038)      163    (435)
    Other, net                            (231)     (257)    (22)

Net cash provided (used) by
  operating activities                  (1,415)    2,709   2,736

Investing activities:
Acquisition of property and equipment     (733)   (1,583) (1,101)
Acquisition of Generation
  Technologies, Inc.                    (1,523)       --      --
Purchases of short-term investments         --    (3,461) (7,849)
Maturities of short-term investments     5,000     4,800   6,960

Net cash provided (used) by
  investing activities                   2,744      (244) (1,990)

Financing activities:
Cash dividends paid                     (1,272)     (254)   (221)

Increase in cash and cash equivalents       57     2,211     525
Cash and cash equivalents at beginning
  of year                                7,236     5,025   4,500

Cash and cash equivalents at end
  of year                               $7,293    $7,236  $5,025

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                        Year Ended September 30
(In Thousands, Except Per Share)           2001    2000    1999

Common shares outstanding:
Number at beginning of year               5,087   5,087   4,424
Stock dividend declared                      --      --     663

Number at end of year                     5,087   5,087   5,087

Common stock:
Balance at beginning of year             $   51  $   51  $   44
Stock dividend declared                      --      --       7

Balance at end of year                   $   51  $   51  $   51

Capital in excess of stated value:
Balance at beginning of year             $4,569  $4,569  $4,576
Stock dividend declared                      --      --     (7)

Balance at end of year                   $4,569  $4,569  $4,569

Retained earnings:
Balance at beginning of year             $9,523  $8,517  $5,715
Net income (loss)                       (1,066)   2,532   3,025
Cash dividends declared on common stock -
  $.30 per share in 2000,
  and $.04 per share in 1999                 -- (1,526)   (221)
Stock dividend declared                      --      --     (2)

Balance at end of year                   $8,457  $9,523  $8,517

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company

General Employment Enterprises, Inc. (the "Company") and its wholly-owned subsidiary, Triad Personnel Services, Inc., operate in one industry segment, providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company specializes in providing information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company has a diverse customer base, and no single customer accounts for more than 4% of its revenues.


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


Cash Equivalents and Short-term Investments
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The
Company classifies its cash equivalents and short-term investments individually when purchased as either available-for-sale or held-to-maturity securities.

Property and Equipment
Furniture, fixtures and equipment are stated at cost.  The
Company provides for depreciation on a straight-line basis over estimated useful lives of two to ten years. The Company capitalizes computer software purchased or developed for internal use, and amortizes it over an estimated useful life of five years.


Goodwill
A business combination completed in April 2001 was recorded as a purchase transaction, and the excess of the cost over the fair values of the identifiable net assets acquired was allocated to goodwill. Goodwill is being amortized on a straight-line basis over forty years. The carrying amount of goodwill is reviewed whenever events or changes in circumstances indicate that it may not be recoverable. The carrying value would be written down if it were determined to exceed the estimated future undiscounted cash flows of the acquired business.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that business combinations completed after June 30, 2001 be accounted for using the purchase method of accounting and specifies the types of intangible assets to be recognized in such transactions. The accounting for the Company's April 2001 business combination was not affected by the adoption of Statement No. 141.

Statement No. 142 requires goodwill to be tested periodically for impairment in value, rather than being amortized as previous standards required. The Company is required to adopt Statement No. 142 effective for its fiscal year beginning October 1, 2002. The discontinuance of goodwill amortization is not expected to have a significant effect on net income. The Company has not determined what effect, if any, the initial impairment test will have on its financial position or results of operations.


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


Acquisition

On April 10, 2001, the Company completed a transaction to purchase substantially all of the assets and business operations of Generation Technologies, Inc. ("GenTech"), a staffing business in Pittsburgh, Pennsylvania, specializing in information technology professionals. The assets acquired include the business operations, company name, customer lists, interests in office space and equipment, accounts receivable and goodwill.

The purchase price was established as an initial cash payment to the seller and three annual cash payments to be equal to a multiple of the respective year's annual earnings, as defined. The initial cost of the acquisition was $1,523,000, of which $624,000 was allocated to the net assets acquired and $899,000 was allocated to goodwill. Future payments under the purchase agreement will be recorded as additional goodwill when the amounts are determined.

The results of GenTech's operations are included in the Company's financial statements for periods subsequent to the date of acquisition. The unaudited pro forma results of operations presented below assume that the acquisition had occurred at the beginning of fiscal 2000:

(In Thousands, Except per Share)                    2001    2000

Net revenues                                     $32,894 $42,232

Net income (loss)                                   (936)  2,658

Net income (loss) per share - diluted               (.18)    .52

This information is presented for informational purposes only.
It is not necessarily indicative of the results that would have been achieved had the acquisition taken place at the beginning of fiscal 2000 or of future results of operations.


Cash, Cash Equivalents and Short-term Investments

The Company's primary objective for its investment portfolio is to provide maximum protection of principal and high liquidity.
By investing in high-quality securities having relatively short maturity periods, the Company reduces its exposure to the risks associated with interest rate fluctuations. Investments in securities of corporate issuers are rated A2 and P2 or better. A summary of cash, cash equivalents and short-term investments as of September 30 is as follows:

(In Thousands)                                 2001         2000

Cash                                         $1,410      $   671
Certificates of deposit                          --        1,000
Commercial paper                              5,583        6,565
U.S. federal agency notes                       300        2,000
Corporate notes                                 495        2,470

Total cash, cash equivalents
  and short-term investments                 $7,788      $12,706

All cash equivalents and short-term investments held as of September 30, 2001 were classified as available-for-sale securities and had maturities of one year or less. Amortized cost approximated market value for all investments, and unrealized gains and losses were not significant.


Income Taxes
The components of the provision (credit) for income taxes are as follows:

(In Thousands)                        2001        2000      1999

Current tax provision (credit):
  U.S. federal                       $(491)     $1,168    $1,577
  State and local                     (101)        296       430

Total current tax provision (credit)  (592)      1,464     2,007
Deferred tax provision (credit)        (28)        226        33

Provision (credit) for income taxes  $(620)     $1,690    $2,040


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision (credit) for income taxes are as follows:

(In Thousands)                         2001       2000      1999

Income tax (credit) at statutory
   federal tax rate                   $(573)    $1,435    $1,722
State income taxes, less federal
  effect                                (69)       228       287
Other                                    22         27        31

Provision (credit) for income taxes   $(620)    $1,690    $2,040


The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)                                    2001      2000

Accrued compensation                              $119      $119
Depreciation and amortization                     (193)     (149)
Other expenses                                     117        45
Net operating loss carryforwards                    67        --

Net deferred income tax asset                     $110      $ 15


The Company made income tax payments of $423,000 in 2001, $1,596,000 in 2000 and $2,171,000 in 1999.


Line of Credit

The Company has a loan agreement with a bank, renewable annually, that makes a $1,000,000 unsecured line of credit available to the Company at the prime rate. There were no borrowings outstanding under the line of credit as of September 30, 2001 and 2000.


Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. Established branch offices are generally leased over periods from two to five years, and the corporate headquarters lease expires in 2006. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index.

Rent expense was $1,997,000 in 2001, $1,783,000 in 2000 and
$1,781,000 in 1999. In addition, the Company recorded a $283,000 provision for office closings in 2001, covering the lease obligations of five branch offices that were closed. As of September 30, 2001 future minimum lease payments under lease agreements having initial terms in excess of one year, including the closed offices, were: 2002 - $1,777,000, 2003 - $1,543,000,
2004 - $1,385,000, 2005 - $1,107,000, and 2006 - $312,000.


Retirement Benefits

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. During the year ended September 30, 2000, the Company fulfilled its obligation under an agreement to provide retirement benefits to an officer by paying out a lump sum of $400,000. The total cost of both retirement plans was $101,000 in 2001, $123,000 in 2000 and $131,000 in 1999.


Preferred Stock

As of September 30, 2001 there were 100,000 shares of preferred stock authorized, none of which have been issued.


Stock Options

The Company has stock option plans for directors, officers and employees. As of September 30, 2001, there were stock options outstanding under the Company's 1999 Stock Option Plan, 1997 Stock Option Plan, 1995 Stock Option Plan and 1992 Stock Option Plan. Under these plans, incentive or non-statutory stock options may be granted to officers and employees, and they may be exercisable for up to ten years. Outside directors were automatically granted non-statutory options to purchase specified numbers of shares on the effective dates of the plans. The Stock Option Committee of the Board of Directors, which has the authority to select the employees and to determine the terms of each option granted, administers the plans.

A summary of stock option activity is as follows:

(Number of Shares in Thousands)          2001      2000     1999

Number of shares outstanding:
Beginning of year                         719       721      554
Granted                                   215        32      167
Terminated                               (57)      (34)       --

End of year                               877       719      721

Number of shares exercisable
  at end of year                          776       651      650
Number of shares available for grant
  at end of year                           36       194      192

Weighted average option prices per share:
Granted during the year                 $3.03     $4.73    $4.68
Outstanding at end of year               4.86      5.39     5.45
Exercisable at end of year               5.04      5.41     5.47

Information about stock options outstanding as of September 30, 2001 is as follows (number of shares in thousands):

                                         Weighted      Average
    Range of       Number     Number      Average     Remaining
Exercise Prices Outstanding Exercisable    Price     Life (Years)

Under $4.00       246         161          $2.74        8
$4.00 to $6.00    552         536           5.28        6
Over $6.00         79          79           8.46        6


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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to calculate a hypothetical value of stock options on their dates of grant. The Company has calculated the following weighted average option values using the assumptions indicated and the Black-Scholes option pricing model:

                                         2001      2000     1999

Weighted average estimated fair value per
  share of stock options granted        $ .99     $1.48    $1.88
Expected option life (years)             3.00      3.00     3.00
Stock price volatility                    40%       53%      57%
Risk-free interest rate                  5.1%      5.4%     5.3%
Dividend yield                            --%      1.0%     1.0%

Assuming that stock options granted during 2001, 2000 and 1999 were valued using these assumptions and the values were reflected as compensation expense over their vesting periods, the Company would have had a pro forma net loss of $1,128,000 ($.22 per share) in 2001, and pro forma net income of $2,477,000 ($.49 per share) in 2000 and $2,793,000 ($.55 per share) in 1999.


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


Severance Arrangements

The Company has an employment agreement with an officer that provides for the continuation of salary and benefits for a period of three years following the officer's termination of employment by the Company for any reason other than "cause." The Company also has a plan covering key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. Under these circumstances, the Company would be obligated to make lump sum payments to covered employees ranging from $20,000 to $50,000, and to provide continued welfare plan benefits for two years.

GENERAL EMPLOYMENT ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Year Ended September 30
(In Thousands)                         2001       2000      1999

Reserve for falloffs and doubtful
  accounts:
Balance at beginning of year           $512       $440      $565
Additions charged to operating
  expenses                              884        411       287
Adjustments charged (credited)
  to revenues                          (314)        74       (74)
Deductions for bad debt write-offs     (839)      (413)     (338)

Balance at end of year                 $243       $512      $440

                 REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois



We have audited the accompanying consolidated balance sheet of General Employment Enterprises, Inc. and subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.


                                   /s/   Ernst & Young LLP


November 9, 2001

GENERAL EMPLOYMENT ENTERPRISES, INC.
SELECTED QUARTERLY FINANCIAL DATA AND MARKET INFORMATION

                                 First   Second    Third  Fourth
(In Thousands, Except Per Share)Quarter Quarter  Quarter Quarter

Fiscal 2001:
Net revenues                    $8,912  $ 8,249   $7,421  $6,453
Operating expenses(1)            8,853    8,800    8,132   7,467

Income (loss) from operations       59     (551)    (711) (1,014)
Interest income                    194      149       99      89

Income (loss) before income
  taxes                            253     (402)    (612)   (925)
Provision (credit) for income
  Taxes                            105     (150)    (235)   (340)

Net income (loss)               $  148  $  (252)  $ (377) $ (585)

Net income (loss) per share     $  .03  $  (.05)  $ (.07) $ (.12)

Market price per share:
  High                            3.75     3.38     2.74    2.73
  Low                             2.50     2.30     2.30    1.13


Fiscal 2000:
Net revenues                    $9,889  $10,022   $9,908  $9,983
Operating expenses               8,995    9,231    8,841   9,158

Income from operations             894      791    1,067     825
Interest income                    149      140      171     185

Income before income taxes       1,043      931    1,238   1,010
Provision for income taxes         420      375      495     400

Net income                      $  623  $   556   $  743  $  610

Net income per share            $  .12  $   .11   $  .15  $  .12

Market price per share:
  High                            5.13     5.06     4.50    3.88
  Low                             3.94     4.13     3.50    3.25

(1) Operating expenses for the fourth quarter of fiscal 2001 include a $283,000 provision for office closings.

The Company's common stock is traded on the American Stock
Exchange under the trading symbol JOB. There were 928 holders of record on October 31, 2001.

The Company declared annual cash dividends on its common stock of $.25 per share in September 2000 and $.05 per share in November
1999.


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




                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are filed as a part of this report:

                                                                  Page
Consolidated Balance Sheet as of September 30, 2001 and 2000        9
Consolidated Statement of Operations for the years
  ended September 30, 2001, 2000 and 1999                          10
Consolidated Statement of Cash Flows for the years
  ended September 30, 2001, 2000 and 1999                          11
Consolidated Statement of Shareholders' Equity for the years
  ended September 30, 2001, 2000 and 1999                          12
Notes to Consolidated Financial Statements                         13
Schedule II - Valuation and qualifying accounts for the years
  ended September 30, 2001, 2000 and 1999                          19
Report of independent auditors                                     20


All other financial statement schedules are omitted because they are not applicable.


Reports on Form 8-K

During the fourth quarter, the Company filed a Form 8-K Current
Report dated July 30, 2001 to report that its board of directors elected Herbert F. Imhoff, Jr. as Chairman of the Board and Chief
Executive Officer.

Exhibits

The following exhibits are filed as a part of this report:

No.  Description of Exhibit

2.01 Asset Purchase Agreement Among Triad Personnel Services,
      Inc., Generation Technologies, Inc. and Michael P. Verona dated April 10, 2001. Incorporated by reference to Exhibit 2.01 to the Registrant's Form 8-K Current Report dated April 10, 2001.
      Commission File No. 001-05707.

3.01  Articles of Incorporation and amendments thereto.
      Incorporated by reference to Exhibit 3 to the Registrant's
      Quarterly Report on Form 10-QSB for the quarter ended
      March 31, 1996, Commission File No. 001-05707.

3.02 By-Laws. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, Commission File No. 001-
      05707.

4.01 Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000.

10.01 Senior Executive Agreement with Herbert F. Imhoff, Jr. dated May 22, 1990. Incorporated by reference to exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, Commission File No. 001-05707.

10.02 Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Registrant's Annual
      Report on Form 10-K for the fiscal year ended September 30
      1990, Commission File No. 001-05707.

10.03 Agreement with Sheldon Brottman dated October 3, 1991. Incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, Commission File No. 001-05707.

10.04 General Employment Enterprises, Inc. Stock Option Plan.
      Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated March
      3, 1992, Registration No. 33-46124.

10.05 General Employment Enterprises, Inc. 1995 Stock Option
      Plan. Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated April
      25, 1995, Registration No. 33-91550.

10.06 General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1998, Commission File No. 001-05707.

10.07 Resolution of the Board of Directors adopted September 28,
      1998, amending the General Employment Enterprises, Inc.
      1997 Stock Option Plan. Incorporated by reference to
      Exhibit 10(o) to the Registrant's Annual Report on Form 10-
      KSB for the fiscal year ended September 30,1998, Commission File No. 001-05707.

10.08 General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 001-05707.

10.09 Resolution of the Board of Directors, adopted November 20, 2000, establishing a Senior Executive Bonus Pool for fiscal 2001. Incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, Commission File No. 001-05707.

10.10 Employment Agreement with Herbert F. Imhoff, Jr. effective as of August 1, 2001.

10.11 Chief Executive Officer Bonus Plan, adopted September 24, 2001.

10.12 The Corporate Plan for Retirement Select Plan Basic Plan Document.

10.13 The Corporate Plan for Retirement Select Plan Adoption
      Agreement dated September 27, 2001.

10.14 First Amendment to the General Employment Enterprises,
      Inc. Executive Retirement Plan dated September 27, 2001.

23    Consent of Independent Auditors.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 19, 2001   By:   /s/  Herbert F. Imhoff, Jr.
                           Herbert F. Imhoff, Jr.
                           Chairman of the Board and
                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  November 19, 2001   By:   /s/  Herbert F. Imhoff, Jr.
                           Herbert F. Imhoff, Jr., Director
                           Chairman of the Board and
                             Chief Executive Officer
                           (Principal executive officer)

Date:  November 19, 2001   By:   /s/  Kent M. Yauch
                           Kent M. Yauch, Director
                           Vice President, Chief Financial Officer
                             and Treasurer
                           (Principal financial and accounting officer)


Date:                      By:   ___________________
                           Dennis W. Baker, Director


Date:  November 19, 2001   By:   /s/  Sheldon Brottman
                           Sheldon Brottman, Director


Date:  November 19, 2001   By:   /s/  Delain G. Danehey
                           Delain G. Danehey, Director


Date:  November 19, 2001   By:   /s/  Joseph F. Lizzadro
                           Joseph F. Lizzadro, Director

