Form 10-Q
period 2001-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2002-02-01
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2001

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of January 31, 2002 was 5,120,776.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
                                        December 31 September 30
(In Thousands)                                 2001         2001

ASSETS
Current assets:
Cash and equivalents                        $ 6,244      $ 7,293
Short-term investments                          497          495
Accounts receivable, less allowances
  (Dec. 2001 --$178; Sept. 2001 --$243)       2,335        2,685
Income tax refunds receivable                 1,307          948
Other current assets                            555          625

Total current assets                         10,938       12,046

Property and equipment:
Furniture, fixtures and equipment             6,689        6,697
Accumulated depreciation                     (4,137)      (3,952)

Net property and equipment                    2,552        2,745

Goodwill, net of accumulated amortization       882          888

Total assets                                $14,372      $15,679


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 1,105      $ 1,753
Other current liabilities                       705          849

Total current liabilities                     1,810        2,602

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,121 shares in December 2001 and
  5,087 shares in September 2001                 51           51
Capital in excess of stated value of shares   4,604        4,569
Retained earnings                             7,907        8,457

Total shareholders' equity                   12,562       13,077

Total liabilities and shareholders' equity  $14,372      $15,679

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                    Three Months
                                               Ended December 31
(In Thousands, Except Per Share)                   2001     2000

Net revenues:
Placement services                               $1,882   $5,564
Contract services                                 3,627    3,348

Net revenues                                      5,509    8,912

Operating expenses:
Cost of contract services                         2,398    2,148
Selling                                           1,304    3,458
General and administrative                        2,735    3,247

Total operating expenses                          6,437    8,853

Income (loss) from operations                      (928)      59
Interest income                                      48      194

Income (loss) before income taxes                  (880)     253
Provision (credit) for income taxes                (330)     105

Net income (loss)                                $ (550)  $  148

Net income (loss) per share                      $ (.11)  $  .03

Average number of shares                          5,104    5,087

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                   Three Months
                                              Ended December 31
(In Thousands)                                     2001    2000

Operating activities:
Net income (loss)                              $   (550)$   148
Depreciation and other noncurrent items             197     196
Accounts receivable                                 350      20
Income tax refunds receivable                      (359)     --
Accrued compensation and payroll taxes             (648) (1,077)
Other current items, net                            (74)    (91)

Net cash used by operating activities            (1,084)   (804)

Investing activities:
Acquisition of property and equipment                --    (336)
Maturities of short-term investments                 --   2,000

Net cash provided by investing activities            --   1,664

Financing activities:
Exercise of stock options                            35      --

Increase (decrease) in cash and cash equivalents (1,049)    860
Cash and cash equivalents at beginning of period  7,293   7,236

Cash and cash equivalents at end of period      $ 6,244 $ 8,096

See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 2001.


Acquisition

On April 10, 2001, the Company completed a transaction to purchase substantially all of the assets and business operations of Generation Technologies, Inc. ("GenTech"), a staffing business in Pittsburgh, Pennsylvania, specializing in information technology professionals.

The results of GenTech's operations are included in the Company's financial statements for periods subsequent to the date of acquisition. The unaudited pro forma results of operations presented below assume that the acquisition had occurred at the beginning of fiscal 2001:

                                            Three Months Ended
(In Thousands, Except per Share)             December 31, 2000

Net revenues                                            $9,852

Net income                                                 192

Net income per share                                       .04

This information is presented for informational purposes only.
It is not necessarily indicative of the results that would have been achieved had the acquisition taken place at the beginning of fiscal 2001 or of future results of operations.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of December 31, 2001, the Company operated 35 offices located in major metropolitan business centers in 12 states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                                     Three Months
                                                Ended December 31
                                                    2001     2000
Net revenues:
Placement services                                  34.2%    62.4%
Contract services                                   65.8     37.6

Net revenues                                       100.0    100.0

Operating expenses:
Cost of contract services                           43.5     24.1
Selling                                             23.7     38.8
General and administrative                          49.6     36.4

Total operating expenses                           116.8     99.3

Income (loss) from operations                      (16.8)%    0.7%


First Quarter Results of Operations

Net Revenues

For the three months ended December 31, 2001, consolidated net revenues were down $3,403,000 (38%) from the same period last year. This was due to the combination of a $3,682,000 (66%) decrease in placement service revenues and a $279,000 (8%) increase in contract service revenues. As a result, the Company's revenue mix changed significantly, as the ratio of consolidated revenues was 34% placement to 66% contract this year, compared with a ratio of 62% placement to 38% contract last year.

Placement service revenues were down for the quarter because of a 63% decline in the number of placements, together with an 8% decrease in the average placement fee. The increase in contract service revenues was the result of a 14% increase in the average hourly billing rate, while billable hours declined 3%.

The Company attributes the decline in revenues to the effects of the slowdown in the U.S. economy that has caused customers to delay or reduce their hiring and contract staffing activities, particularly those customers operating in the computer and information technology field. Preliminary government numbers indicate that the U.S. Gross Domestic Product increased at an annual rate of 0.2% in the quarter ended December 31, 2001. This compares with a decline of 1.3% in the quarter ended September 30, 2001 and a growth rate of 1.9% in the December 2000 quarter. These statistics suggest that the economic slowdown might have bottomed in the latest quarter. However, the national unemployment rate was 5.8% in December 2001, well above the 4.0% rate in December 2000.

Management believes that the Company is well positioned to benefit when national hiring patterns improve. Typically when this happens, the demand for contract staffing services is expected to strengthen first, and the demand for full-time placement services is expected to recover three to six months later.


Operating Expenses

Total operating expenses for the quarter were down $2,416,000
(27%) compared with the same quarter last year.

The cost of contract services was up $250,000 (12%), as a result of the higher contract service revenues. The gross profit margin on contract services was 33.9% this quarter, compared with 35.8% the prior year.

Selling expenses decreased $2,154,000 (62%) this quarter, and they represented 23.7% of consolidated net revenues, which was down 15.1 points from the prior year. Commission expense was down 67% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 59% lower than last year.

General and administrative expenses decreased $512,000 (16%) for the quarter, and they represented 49.6% of consolidated net revenues. This was up 13.2 points from the same quarter last year. Compensation in the operating divisions decreased 18% for the quarter, due to reductions in the size of the consulting staff, while all other general and administrative expenses were down 14%. To control operating costs, the Company closed seven unprofitable branch offices during fiscal 2001, including four that were closed at the end of the year, and closed two branch offices during the first quarter of fiscal 2002. As a result of these and other actions, the Company reduced its in-house staff by 31% from the year-ago level.


Other Items

The effect of lower revenues resulted in a loss from operations of $928,000 for the quarter, which was a decrease of $987,000 compared with income from operations of $59,000 for the same quarter last year.

Interest income was down $146,000 (75%) in the quarter, due to a combination of lower average funds available for investment and lower average interest rates.

The effective income tax rate was 38% this quarter, down slightly from the 42% rate the prior year.

After interest and taxes, the net loss for the quarter was $550,000, which was a decrease of $698,000, compared with net income of $148,000 the prior year.


Financial Condition

As of December 31, 2001, the Company had cash and short-term investments of $6,741,000. This was a decrease of $1,047,000 from September 30, 2001. Net working capital at December 31, 2001 was $9,128,000, which was a decrease of $316,000 compared with last September, and the current ratio was 6.0 to 1.

During the three months ended December 31, 2001, net cash used by operating activities was $1,084,000. This was primarily due to the $550,000 net loss and a $648,000 seasonal reduction of accrued compensation and payroll taxes. As part of the Company's cash conservation measures, there were no expenditures during the quarter for property and equipment, and no cash dividends were paid.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended
September 30, 2001.

As of December 31, 2001, the Company had no debt outstanding, and it had a $1,000,000 unused line of credit available.
Shareholders' equity at that date was $12,562,000, which represented 87% of total assets.

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



                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

The following exhibits are filed as part of this report:

No.   Description of Exhibit

10.01 Form of employment agreement with executive officers.

10.02 Regional Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2001.


Reports on Form 8-K

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


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  February 1, 2002   By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer
                          (Principal financial and accounting officer)