Form 10-Q
period 2002-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2002-05-07
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the issuer's common stock as of April 30, 2002 was 5,120,776.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                           March 31 September 30
                                               2002         2001
(In Thousands)                           (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                   $ 6,145      $ 7,293
Short-term investments                           --          495
Accounts receivable, less allowances
  (March 2002--$199; Sept. 2001--$243)        2,272        2,685
Income tax refunds receivable                 1,444          948
Other current assets                            839          625

Total current assets                         10,700       12,046

Property and equipment:
Furniture, fixtures and equipment             6,708        6,697
Accumulated depreciation                     (4,331)      (3,952)

Net property and equipment                    2,377        2,745

Goodwill, net of accumulated amortization     1,063          888

Total assets                                $14,140      $15,679


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $ 1,362      $ 1,753
Other current liabilities                     1,137          849

Total current liabilities                     2,499        2,602

Shareholders' equity:
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,121 shares in March 2002 and
  5,087 shares in September 2001                 51           51
Capital in excess of stated value of shares   4,604        4,569
Retained earnings                             6,986        8,457

Total shareholders' equity                   11,641       13,077

Total liabilities and shareholders' equity  $14,140      $15,679

See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                 Three Months         Six Months
                               Ended March 31     Ended March 31
(In Thousands, Except Per Share)2002     2001     2002      2001

Net revenues:
Placement services             $1,597  $4,810   $ 3,479  $10,374
Contract services               3,557   3,439     7,184    6,787

Net revenues                    5,154   8,249    10,663   17,161

Operating expenses:
Cost of contract services       2,350   2,248     4,748    4,396
Selling                         1,207   2,966     2,511    6,424
General and administrative      3,119   3,586     5,854    6,833

Total operating expenses        6,676   8,800    13,113   17,653

Loss from operations           (1,522)   (551)   (2,450)    (492)
Interest income                    31     149        79      343

Loss before income taxes       (1,491)   (402)   (2,371)    (149)
Credit for income taxes          (570)   (150)     (900)     (45)

Net loss                      $  (921) $ (252)  $(1,471)  $ (104)

Net loss per share            $  (.18) $ (.05)  $  (.29)  $ (.02)

Average number of shares        5,121   5,087     5,111    5,087

See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                     Six Months
                                                 Ended March 31
(In Thousands)                                     2002    2001

Operating activities:
Net loss                                        $(1,471)$  (104)
Depreciation and other noncurrent items             399     403
Accounts receivable                                 413     393
Income tax refunds receivable                      (496)   (568)
Accrued compensation and payroll taxes             (391)   (676)
Other current items, net                           (113)   (108)

Net cash used by operating activities            (1,659)   (660)

Investing activities:
Acquisition of property and equipment               (24)   (586)
Maturities of short-term investments                500   4,000

Net cash provided by investing activities           476   3,414

Financing activities:
Exercise of stock options                            35      --
Cash dividends paid                                  --  (1,272)

Net cash provided (used) by financing activities     35  (1,272)

Increase (decrease) in cash and cash equivalents (1,148)  1,482
Cash and cash equivalents at beginning of period  7,293   7,236

Cash and cash equivalents at end of period      $ 6,145 $ 8,718

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

The purchase price was established as an initial cash payment at the time of closing, and three annual earn out payments to be based on earnings of the business, as defined. The Company recorded a $187,000 liability as of March 31, 2002 for the first annual payment and treated it as additional goodwill.

The results of GenTech's operations are included in the Company's financial statements for periods subsequent to the date of acquisition. The unaudited pro forma results of operations presented below assume that the acquisition had occurred at the beginning of fiscal 2001:

                                              Six Months Ended
(In Thousands, Except per Share)                March 31, 2001

Net revenues                                          $18,982

Net income                                                 15

Net income per share                                       --

This information is presented for informational purposes only.
It is not necessarily indicative of the results that would have been achieved had the acquisition taken place at the beginning of fiscal 2001 or of future results of operations.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of March 31, 2002, the Company operated 34 offices located in major metropolitan business centers in 12 states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.

                                  Three Months        Six Months
                                Ended March 31    Ended March 31
                                 2002     2001     2002     2001
Net revenues:
Placement services               31.0%   58.3%     32.6%    60.5%
Contract services                69.0    41.7      67.4     39.5

Net revenues                    100.0   100.0     100.0    100.0

Operating expenses:
Cost of contract services        45.6    27.2      44.5     25.6
Selling                          23.4    36.0      23.5     37.5
General and administrative       60.5    43.5      54.9     39.8

Total operating expenses        129.5   106.7     123.0    102.9

Loss from operations            (29.5)%  (6.7)%   (23.0)%   (2.9)%


Second Quarter Results of Operations

Net Revenues

For the three months ended March 31, 2002, consolidated net revenues were down $3,095,000 (38%) from the same period last year. This was due to the combination of a $3,213,000 (67%) decrease in placement service revenues and a $118,000 (3%) increase in contract service revenues. Placement services represented 31% of consolidated net revenues for the period, and contract services represented 69% of the total.

Placement service revenues were down for the quarter because of a 60% decline in the number of placements, together with an 11% decrease in the average placement fee. The increase in contract service revenues was the result of a 7% increase in the average hourly billing rate, while billable hours declined 4%.

The Company attributes the decline in placement service revenues to the continuing effects of the slowdown in the U.S. economy that caused customers to slow down or reduce their hiring activities. Although the economy showed signs of growth during the six months ended March 31, 2002, there continued to be weakness in demand for employment placement services, particularly in the information technology sector. The national unemployment rate was at 5.7% in March 2002, compared with 4.3% in March 2001.


Operating Expenses

Total operating expenses for the quarter were down $2,124,000
(24%) compared with the same quarter last year.

The cost of contract services was up $102,000 (5%), as a result of the higher contract service revenues and a slightly smaller profit margin. The gross profit margin on contract services was 33.9% this quarter, compared with 34.6% the prior year.

Selling expenses decreased $1,759,000 (59%) this quarter, and they represented 23.4% of consolidated net revenues, which was down 12.6 points from the prior year. Commission expense was down 67% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 39% lower than last year.

General and administrative expenses decreased $467,000 (13%) for the quarter, and they represented 60.5% of consolidated net revenues. This was up 17.0 points from the same quarter last
year.   The Company recorded a $253,000 expense for the cost of
closing a branch office during the quarter. Excluding this item, general and administrative expenses were down $720,000 for the quarter. Compensation in the operating divisions decreased 19% due to a reduction in the size of the consulting staff, and bad debt expense was 68% lower due to the lower volume of business this year. All other general and administrative expenses were down 12%.

To control operating costs, the Company closed nine unprofitable branch offices during the last twelve months. As a result of these and other actions, the Company reduced its in-house consulting and administrative staff by 32% from the year-ago level.


Other Items

The effect of lower revenues resulted in a loss from operations of $1,522,000 for the quarter, compared with a loss from operations of $551,000 for the same quarter last year.

Interest income was down $118,000 (79%) in the quarter, due to a combination of lower average funds available for investment and lower average interest rates.

The effective income tax rate was 38% this quarter, up slightly from the 37% rate the prior year.

After interest and taxes, the net loss for the quarter was $921,000, compared with a net loss of $252,000 the prior year.


Six Months Results of Operations

Net Revenues

For the six months ended March 31, 2002, consolidated net revenues were adversely affected by the same U.S. economic conditions that affected the second quarter, and they were down $6,498,000 (38%) from the same period last year. This was due to the combination of a $6,895,000 (66%) decrease in placement service revenues and a $397,000 (6%) increase in contract service revenues. Placement services represented 33% of consolidated net revenues for the period, and contract services represented 67% of the total.

Placement service revenues were down for the period because of a 62% decline in the number of placements, together with a 12% decrease in the average placement fee. The increase in contract service revenues was the result of a 10% increase in the average hourly billing rate, while billable hours declined 3%.


Operating Expenses

Total operating expenses for the year to date were down
$4,540,000 (26%) compared with the same period last year.

The cost of contract services was up $352,000 (8%), as a result of the higher contract service revenues and a slightly smaller profit margin. The gross profit margin on contract services was 33.9% for the year to date, compared with 35.2% the prior year.

Selling expenses decreased $3,913,000 (61%) for the six-month period, and they represented 23.5% of consolidated net revenues, which was down 14.0 points from the prior year. Commission expense was down 67% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 50% lower than last year. Selling expenses were a lower percentage of consolidated net revenues because of the shift in mix of revenues toward contract services.

General and administrative expenses decreased $979,000 (14%) for the year to date, and they represented 54.9% of consolidated net revenues. This was up 15.1 points from the same period last year. Compensation in the operating divisions decreased 19% due to a reduction in the size of the consulting staff, and bad debt expense was 56% lower due to the lower volume of business this year. All other general and administrative expenses were down 13% due to the reduced number of operating branch offices.


Other Items

The effect of lower revenues resulted in a loss from operations of $2,450,000 for the year to date, compared with a loss from operations of $492,000 for the same period last year.

Interest income was down $264,000 (77%) for the period, due to a combination of lower average funds available for investment and lower average interest rates.

The effective income tax rate was 38% for the year to date, compared with 30% for the same period last year. Last year's rate was unusually low because of the effect of certain non-deductible items as percentage of the lower pretax loss.

After interest and taxes, the net loss for the year to date was $1,471,000, compared with a net loss of $104,000 the prior year.


Financial Condition

Although the first half of fiscal 2002 was a difficult period, the Company's financial condition remained strong. As of March 31, 2002, the Company had cash and short-term investments of $6,145,000. This was a decrease of $1,643,000 from September 30, 2001. Net working capital at March 31, 2002 was $8,201,000, which was a decrease of $1,243,000 compared with last September, and the current ratio was 4.3 to 1.

During the six months ended March 31, 2002, the net cash used by operating activities was $1,659,000, which was primarily due to the $1,471,000 net loss. As part of the Company's cash conservation measures, capital expenditures were limited to $24,000 for the period, and there were no cash dividends paid.

Under current federal income tax regulations, net operating losses for the fiscal years ending in 2001 and 2002 may be carried back five years. The Company has recorded the tax benefit of its 2001 and 2002 losses as of March 31, 2002 based on its ability to carry them back. Under current federal regulations, losses incurred after 2002 are scheduled to revert to a two-year carry back period and a 20-year carry forward period. Accordingly, under current circumstances, the Company would not be able to realize federal income tax refunds on any losses that might be incurred in fiscal 2003 or subsequent years.

All of the Company's office facilities are leased through operating leases that are not included on the balance sheet, and information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended September 30, 2001.

As of March 31, 2002, the Company had no debt outstanding, and there were no off-balance sheet arrangements, commitments or guarantees of other parties, except as disclosed in the notes to the consolidated financial statements. Shareholders' equity at that date was $11,641,000, which represented 82% of total assets.


Outlook

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The slowdown in the U.S. economy throughout the 2001 calendar year had an adverse effect on the Company's results of operations. Although the U.S. economy showed some strength in the six months ended March 31, 2002, the Company experienced continued weakness in the demand for its placement services.

Although it is not known how long the U.S. economic slowdown will continue to have an adverse effect on the Company's operations, management believes that the Company's placement service revenues will continue at depressed levels until there is an increase in business spending on computer equipment and software, leading to a rebound in the technology sector of the economy.

On a sequential basis, the Company's consolidated net revenues in the second quarter of fiscal 2002 declined 6% from the first quarter. The rate of decline is slowing, and management believes that the Company's revenues may be near the bottom of the business cycle. The Company's current priority is to minimize the impact of the economy, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services returns.

The Company's primary source of liquidity is its operating activities. Despite recent losses, management believes that existing cash and securities will be adequate to finance current operations for the foreseeable future.


Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance. However, the Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in press announcements, reports to shareholders and filings with the Securities and Exchange Commission. All statements which address expectations about future operating performance and cash flows, future events and business developments, and future economic conditions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This includes statements relating to business expansion plans, expectations about revenue and earnings, and general assessments about the future. These statements are based on management's then-current expectations and assumptions. Actual outcomes could differ significantly. The Company and its representatives do not assume any obligation to provide updated information.

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




                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 19, 2002, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

  Nominees                Votes For      Votes Withheld

  Dennis W. Baker         4,166,069         292,801
  Sheldon Brottman        4,164,468         294,402
  Delain G. Danehey       4,164,369         294,501
  Herbert F. Imhoff, Jr.  4,163,371         295,499
  Joseph F. Lizzadro      4,164,804         294,066
  Kent M. Yauch           4,164,074         294,796


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



                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  May 7, 2002        By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer
                          (Principal financial and accounting officer)