Form 10-Q
period 2002-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2002-08-02
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2002
                               or
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

                                                  Yes  X    No __
The number of shares outstanding of the issuer's common stock as of July 31, 2002 was 5,120,776.












                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                             June 30 September 30
                                                2002         2001
(In Thousands)                            (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                    $ 5,361     $  7,293
Short-term investments                            --          495
Accounts receivable, less allowances
   (June 2002 -- $229; Sept. 2001--$243)       2,168        2,685
Income tax refunds receivable                  1,348          948
Other current assets                             779          625

Total current assets                           9,656       12,046

Property and equipment:
Furniture, fixtures and equipment              6,730        6,697
Accumulated depreciation                      (4,521)      (3,952)

Net property and equipment                     2,209        2,745

Goodwill, net of accumulated amortization      1,076          888


Total assets                                $ 12,941     $ 15,679


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $  1,210     $  1,753
Other current liabilities                        874          849

Total current liabilities                      2,084        2,602

Shareholders' equity:
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,121 shares in June 2002 and
   5,087 shares in September 2001                 51           51
Capital in excess of stated value of shares    4,604        4,569
Retained earnings                              6,202        8,457

Total shareholders' equity                    10,857       13,077


Total liabilities and shareholders' equity  $ 12,941     $ 15,679

See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
                                     Three Months        Nine Months
                                    Ended June 30      Ended June 30
(In Thousands, Except Per Share)     2002    2001      2002     2001

Net revenues:
Placement services                 $1,362  $3,482   $ 4,841  $13,856
Contract services                   3,372   3,939    10,556   10,726

Net revenues                        4,734   7,421    15,397   24,582

Operating expenses:
Cost of contract services           2,240   2,568     6,988    6,964
Selling                             1,044   2,224     3,555    8,648
General and administrative          2,727   3,340     8,581   10,173

Total operating expenses            6,011   8,132    19,124   25,785

Loss from operations               (1,277)   (711)   (3,727)  (1,203)
Interest income                        18      99        97      442

Loss before income taxes           (1,259)   (612)   (3,630)    (761)
Credit for income taxes              (475)   (235)   (1,375)    (280)

Net loss                          $  (784) $ (377)  $(2,255) $  (481)

Net loss per share                $ (0.15) $(0.07)  $ (0.44) $ (0.09)

Average number of shares            5,121   5,087     5,114    5,087

See notes to consolidated financial statements.




GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                            Nine Months
                                                          Ended June 30
(In Thousands)                                         2002        2001

Operating activities:
Net loss                                            $(2,255)    $  (481)
Depreciation and other noncurrent items                 577         627
Accounts receivable                                     517       1,479
Income tax refunds receivable                          (400)       (803)
Accrued compensation and payroll taxes                 (543)     (1,097)
Other current items, net                               (129)       (345)

Net cash used by operating activities                (2,233)       (620)

Investing activities:
Acquisition of property and equipment                   (27)       (691)
Acquisition of Generation Technologies, Inc.           (207)     (1,523)
Maturities of short-term investments                    500       4,000

Net cash provided by investing activities               266       1,786

Financing activities:
Exercise of stock options                                35          --
Cash dividends paid                                      --      (1,272)

Net cash provided (used) by financing activities         35      (1,272)

Decrease in cash and cash equivalents                (1,932)       (106)
Cash and cash equivalents at beginning of period      7,293       7,236

Cash and cash equivalents at end of period          $ 5,361     $ 7,130

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

The purchase price was established as an initial cash payment at the time of closing, and three annual earn out payments to be based on earnings of the business, as defined. In April 2002 the Company made the first annual payment in the amount of $207,000 and recorded it as additional goodwill.

The results of GenTech's operations are included in the Company's financial statements for periods subsequent to the date of acquisition. The Company's unaudited pro forma results of operations presented below assume that the acquisition had occurred at the beginning of fiscal 2001:

                                               Nine Months Ended
(In Thousands, Except Per Share)                   June 30, 2001


Net revenues                                             $26,441

Net loss                                                    (371)

Net loss per share                                          (.07)

This information is presented for informational purposes only.
It is not necessarily indicative of the results that would have been achieved had the acquisition taken place at the beginning of fiscal 2001 or of future results of operations.


Income Taxes

Under current federal income tax regulations, net operating losses for the fiscal years ending in 2001 and 2002 may be carried back five years, and if not used, may be carried forward 20 years. Losses incurred after 2002 are scheduled to revert to a two-year carry back and 20-year carry forward period. The Company recorded the tax benefit of its losses as of June 30, 2002 and 2001 based on its ability to carry them back.

The Company received federal income tax refunds of $840,000 during the nine months ended June 30, 2002 and made federal income tax payments of $325,000 during the nine months ended June
30, 2001.


Lease Obligations

The Company recorded a $253,000 expense for the cost of closing a branch office during the nine months ended June 30, 2002, covering the future lease obligation of the office.




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of June 30, 2002, the Company operated 33 offices located in major metropolitan business centers in 12 states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.


                                 Three Months          Nine Months
                                Ended June 30        Ended June 30
                                 2002    2001        2002     2001

Net revenues:
Placement services               28.8%   46.9%       31.4%    56.4%
Contract services                71.2    53.1        68.6     43.6

Net revenues                    100.0   100.0       100.0    100.0

Operating expenses:
Cost of contract services        47.3    34.6        45.4     28.3
Selling                          22.1    30.0        23.1     35.2
General and administrative       57.6    45.0        55.7     41.4

Total operating expenses        127.0   109.6       124.2    104.9

Loss from operations            (27.0)%  (9.6)%     (24.2)%   (4.9)%


Third Quarter Results of Operations

Net Revenues

For the three months ended June 30, 2002, consolidated net revenues were down $2,687,000 (36%) from the same period last year. This was due to the combination of a $2,120,000 (61%) decrease in placement service revenues and a $567,000 (14%) decrease in contract service revenues. Placement services represented 29% of consolidated net revenues for the period, and contract services represented 71% of the total.

Placement service revenues were down for the quarter because of a 57% decline in the number of placements, together with a 9% decrease in the average placement fee. The decrease in contract service revenues was the result of a 12% decrease in billable hours, while the average hourly billing rate declined 2%.

The Company attributes the decline in revenues to the weak demand for employment placement services, particularly in the information technology sector. As a result of the national economic slowdown, hiring activity in 2002 to date was considerably lower than the prior year. The national unemployment rate was at 5.9% in June 2002, compared with 4.6% in June 2001.


Operating Expenses

Total operating expenses for the quarter were down $2,121,000
(26%) compared with the same quarter last year.

The cost of contract services was down $328,000 (13%) as a result of the lower contract service revenues. The gross profit margin on contract services was 33.6% this quarter, compared with 34.8% the prior year.

Selling expenses decreased $1,180,000 (53%) this quarter, and they represented 22.1% of consolidated net revenues, which was down 7.9 points from the prior year. Commission expense was down 61% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 27% lower than last year.

General and administrative expenses decreased $613,000 (18%) for the quarter, and they represented 57.6% of consolidated net revenues. This was up 12.6 points from the same quarter last
year.   Compensation in the operating divisions decreased 21% due
to a reduction in the size of the consulting staff, occupancy costs declined 18% due to fewer offices, and bad debt expense was 71% lower due to the lower volume of business this year. All other general and administrative expenses were down 4%.

To control operating costs, the Company closed eight unprofitable branch offices during the last twelve months. As a result of these and other actions, the Company reduced its in-house consulting and administrative staff by 31% from the year-ago level.


Other Items

The effect of lower revenues resulted in a loss from operations of $1,277,000 for the quarter, compared with a loss from operations of $711,000 for the same quarter last year.

Interest income was down $81,000 (82%) in the quarter, due to a combination of lower average funds available for investment and lower average interest rates.

The effective income tax rate was 38% this quarter, the same as last year.

After interest and taxes, the net loss for the quarter was $784,000, compared with a net loss of $377,000 the prior year.


Nine Months Results of Operations

Net Revenues

For the nine months ended June 30, 2002, consolidated net revenues were adversely affected by the same U.S. economic conditions that affected the third quarter, and they were down $9,185,000 (37%) from the same period last year. This was due to the combination of a $9,015,000 (65%) decrease in placement service revenues and a $170,000 (2%) decrease in contract service revenues. Placement services represented 31% of consolidated net revenues for the period, and contract services represented 69% of the total.

Placement service revenues were down for the period because of a 60% decline in the number of placements, together with an 11% decrease in the average placement fee. The decrease in contract service revenues was the result of a 6% decrease in billable hours, partially offset by a 5% increase in the average hourly billing rate.


Operating Expenses

Total operating expenses for the year to date were down
$6,661,000 (26%) compared with the same period last year.

The cost of contract services was up $24,000, and the gross profit margin on contract services declined to 33.8% for the year to date, compared with 35.1% the prior year.

Selling expenses decreased $5,093,000 (59%) for the nine-month period, and they represented 23.1% of consolidated net revenues, which was down 12.1 points from the prior year. Commission expense was down 65% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 44% lower than last year. Selling expenses were a lower percentage of consolidated net revenues because of the shift in mix of revenues toward contract services.

General and administrative expenses decreased $1,592,000 (16%) for the year to date, and they represented 55.7% of consolidated net revenues. This was up 14.3 points from the same period last year. Compensation in the operating divisions decreased 20% due to a reduction in the size of the consulting staff, office operating costs declined 35% due to fewer offices, and bad debt expense was 60% lower due to the lower volume of business this year. All other general and administrative expenses were down 2%.


Other Items

The effect of lower revenues resulted in a loss from operations of $3,727,000 for the year to date, compared with a loss from operations of $1,203,000 for the same period last year.

Interest income was down $345,000 (78%) for the period, due to a combination of lower average funds available for investment and lower average interest rates.

The effective income tax rate was 38% for the year to date, compared with 37% for the same period last year.

After interest and taxes, the net loss for the year to date was $2,255,000, compared with a net loss of $481,000 the prior year.


Financial Condition

Although the first nine months of fiscal 2002 was a difficult period, the Company's financial condition remained strong. As of June 30, 2002, the Company had cash and short-term investments of $5,361,000. This was a decrease of $2,427,000 from September 30, 2001. Net working capital at June 30, 2002 was $7,572,000, which was a decrease of $1,872,000 compared with last September, and the current ratio was 4.6 to 1.

During the nine months ended June 30, 2002, the net cash used by operating activities was $2,233,000, which was primarily due to the $2,255,000 net loss. The Company paid $207,000 for the first of three annual earn out payments under the agreement to purchase GenTech. As part of the Company's cash conservation measures, capital expenditures were limited to $27,000 for the period, and there were no cash dividends paid.

All of the Company's office facilities are leased through operating leases that are not included on the balance sheet. Information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended September 30, 2001.

As of June 30, 2002, the Company had no debt outstanding, and there were no off-balance sheet arrangements, commitments or guarantees of other parties, except as disclosed in the notes to the consolidated financial statements. Shareholders' equity at that date was $10,857,000, which represented 84% of total assets.


Outlook

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The slowdown in the U.S. economy throughout the 2001 calendar year had an adverse effect on the Company's results of operations. Although the U.S. economy showed some improvement during the nine months ended June 30, 2002, the Company experienced continued weakness in the demand for its placement services.

It is not known how long the weakness in the U. S. labor market will continue to have an adverse effect on the Company's operations. Management believes that the Company's placement service revenues will continue at depressed levels until there is an increase in business spending on computer equipment and software, leading to a rebound in the technology sector of the economy.

On a sequential basis, the Company's consolidated net revenues in the third quarter of fiscal 2002 declined 8% from the second quarter and management believes that the Company's revenues may be near the bottom of the business cycle. The Company's current priority is to minimize the impact of the economy, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services returns.

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



                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  August 2, 2002     By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer
                          (Principal financial and accounting officer)