Form 10-Q/A
period 2002-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2002-08-13
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-Q/A
                         Amendment No. 1

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




Part II, Item 6 of the registrant's Form 10-Q quarterly report for the period ended June 30, 2002 is hereby amended as follows.


                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

The following exhibit is filed as a part of this report:

No.            Description of Exhibit
99.01 General Employment Enterprises, Inc. certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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



                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  August 12, 2002    By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer
                          (Principal financial and accounting officer)