Form 10-K
period 2002-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2002-11-26
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-K


[X]  Annual Report Under Section 13 or 15 (d) of the Securities
Exchange Act   of 1934

          For the fiscal year ended September 30, 2002

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

   Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                              [ ]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2002 was $1,649,000. At that date, there were 5,120,776 shares of the registrant's common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the annual meeting of shareholders to be held on February 24, 2003 are incorporated by reference into Part III of this Form 10-K.

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

The amount of revenues derived from these services for each of the last three fiscal years is presented in the Company's consolidated statement of income. In fiscal 2002, the Company derived 32% of its revenues from placement services and 68% from contract services.


Marketing
The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2002, it operated 32 branch offices located in downtown or suburban areas of major U.S. cities in 12 states. Twenty-seven of the offices were full-service branches, providing both placement and contract services, and 5 of the offices specialized in contract services only. The offices were concentrated in California (6), Illinois (7), and Massachusetts
(3), with two offices each in Arizona, Florida, Georgia, Indiana, Ohio, Pennsylvania, and Texas, and one office each in North Carolina, and Tennessee.

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

Because the Company focuses its attention on professional staffing positions, particularly in the highly specialized information technology field, it competes by providing services that are dedicated to quality. This is done by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As an added service, the Company provides reference checking and scrutiny of candidates' work experience and optional background checks. Pricing is considered to be secondary to quality of service as a competitive factor.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Atlanta, Boston, Chicago, Columbus, Indianapolis, Los Angeles, Phoenix and
San Francisco markets help to provide better client services through convenient office locations and the sharing of assignments.


Regulation
Employment agency service companies are regulated by two of the states in which the Company operates. Licenses are issued on a year-to-year basis. As of September 30, 2002, the Company held current licenses for all of the offices that were required to have them.


Employees
As of September 30, 2002, the Company had approximately 180 regular employees and 130 contract service employees.

Item 2.  Properties

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 12,900 square feet of space at this location, under a lease that will expire in January 2006.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 12 states. Generally, the Company enters into six-month leases for new locations, using shared office facilities whenever possible. Established offices are operated from leased space ranging from 1,100 to 4,900 square feet, generally for periods of two to five years, with cancellation clauses after certain periods of occupancy. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.


Item 3.  Legal Proceedings

As of September 30, 2002, there were no material legal proceedings pending against the Company.


Item 4.  Results of Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the 2002 fiscal year.




                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

Information regarding this item is contained in "Item 8.
Financial Statements and Supplementary Data."

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2002 (number of shares in thousands):

                                                       Number of securi-
                                                        ties remaining
                                                         available for
                     Number of                          future issuance
                   securities to                         under equity
                   be issued upon    Weighted-average    compensation
                    exercise of       exercise price    plans(excluding
                    outstanding       of outstanding       securities
                  options, warrants  options, warrants    reflected in
Plan category        and rights         and rights        first column)

Equity compensation
plans approved by
security holders        574               $1.29               305

Equity compensation
plans not approved
by security holders      --                  --                --

Total                   574               $1.29               305

Item 6.  Selected Financial Data

                                                    Year Ended September 30
(In Thousands, Except Per Share)   2002     2001     2000     1999     1998
Operating results:
Net revenues                    $20,318  $31,035  $39,802  $39,553  $36,734
Income (loss) from operations    (4,652)  (2,217)   3,577    4,569    4,710
Net income (loss)                (3,214)  (1,066)   2,532    3,025    3,090

Per share data:
Net income (loss) - basic       $  (.63) $  (.21) $   .50  $   .59  $   .61
Net income (loss) - diluted        (.63)    (.21)     .49      .59      .58
Cash dividends declared              --       --      .30      .04      .04

Balance sheet data:
Net working capital             $ 7,038  $ 9,444  $11,300  $11,391  $ 9,261
Long-term obligations                --       --       --      484      460
Shareholders' equity              9,989   13,077   14,143   13,137   10,335
Total assets                     11,933   15,679   19,979   18,085   15,632


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of September 30, 2002, the Company operated 32 offices located in major metropolitan business centers in 12 states.


Critical Accounting Policies

The following accounting policies are considered by management to be "critical" because of the judgments and uncertainties affecting the application of these policies and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.


Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized as a tax benefit in the future.


Accounts Receivable Allowances
An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances reflect management's estimate of potential losses inherent in the accounts receivable balances, based on historical loss statistics.

Goodwill
Goodwill is being amortized on a straight-line basis over forty years. The carrying amount of goodwill is reviewed whenever events or changes in circumstances indicate that it may not be recoverable. The carrying value would be written down if it were determined to exceed the estimated future undiscounted cash flows of the acquired business.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2002. This statement requires that goodwill no longer be amortized, and it requires instead that goodwill be tested at least annually for impairment. If the carrying value of goodwill were determined to be greater than its estimated fair value under the impairment test, then it would be written down to its estimated fair value.

The discontinuance of goodwill amortization is not expected to have a significant effect on the Company's future results of operations. The Company has completed a transitional impairment test, as required by Statement No. 142, and has determined that there was no impairment of goodwill as of October 1, 2002.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.

                                          Year Ended September 30
                                          2002     2001      2000

Net revenues:
Placement services                        32.4%     52.3%    59.6%
Contract services                         67.6      47.7     40.4

Net revenues                             100.0     100.0    100.0

Operating expenses:
Cost of contract services                 44.7      31.1     26.4
Selling                                   22.6      32.0     35.3
General and administrative                55.6      44.0     29.3

Total operating expenses                 122.9     107.1     91.0

Income (loss) from operations            (22.9)%    (7.1)%    9.0%



Fiscal 2002 Results of Operations


Net Revenues
Consolidated net revenues for the year ended September 30,2002 were down $10,717,000 (35%) from the prior year. This was due to the combination of a $9,626,000 (59%) decrease in placement service revenues and a $1,091,000 (7%) decrease in contract service revenues. Placement services represented 32% of consolidated net revenues for the year, and contract services represented 68% of the total.

Placement service revenues were down for the year because of a 53% decline in the number of placements, together with a 13% decrease in the average placement fee. The decrease in contract service revenues was the result of a 9% decrease in billable hours, partially offset by a 2% increase in the average hourly billing rate. In April 2001, the Company acquired the assets and business operations of Generation Technologies, Inc. ("GenTech"), a staffing business in Pittsburgh, Pennsylvania specializing in information technology professionals. The Company's results of operations include GenTech for a full year in fiscal 2002 and for six months in fiscal 2001. Excluding GenTech from both years, the Company's contract service revenues decreased $2,334,000 (17%).

The Company attributes the decline in revenues to the weak demand for employment placement services, particularly in the information technology sector. The lingering effects of the U.S. economic recession in 2001 and the terrorist attacks on the United States on September 11, 2001 resulted in economic and political uncertainties that had an adverse effect on the Company's business throughout fiscal 2002, and hiring activity was considerably lower than during the prior year. The national unemployment rate was 5.6% in September 2002, compared with 4.9% in September 2001.


Operating Expenses
Total operating expenses for fiscal 2002 were down $8,282,000
(25%) compared with the prior year.

The cost of contract services was down $577,000 (6%), as a result of the lower contract service revenues. Due to competitive market conditions, the gross profit margin on contract services declined 1.0 point to 33.8% for fiscal 2002, compared with 34.8% the prior year.

Selling expenses decreased $5,334,000 (54%) for the year. Commission expense was down 61% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 36% lower than the prior year. Selling expenses represented 22.6% of consolidated net revenues, which was down 9.4 points from the prior year because of the shift in mix of revenues toward contract services.

General and administrative expenses decreased $2,371,000 (17%) for the year. Compensation in the operating divisions decreased 23% due to a reduction in the size of the consulting staff. Office rent and occupancy costs were down 8% for the year, due to the effect of office closings during the current and prior year, despite recording a $401,000 provision to cover the costs of offices closed this year. Other office operating costs declined 36% due to fewer offices, and bad debt expense was 63% lower due to the lower volume of business and improved collection experience this year. All other general and administrative expenses were up 3%. General and administrative expenses represented 55.6% of consolidated revenues, and that was up 11.6 points from the prior year because revenues declined more sharply than expenses.

To control operating costs, the Company closed five unprofitable branch offices during fiscal 2002. As a result of these and other actions, the Company reduced its in-house consulting and administrative staff by 33% from the prior-year level.


Other Items
The effect of lower revenues resulted in a loss from operations of $4,652,000 for the year, compared with a loss from operations of $2,217,000 for the prior year.

Interest income was down $423,000 (80%) for fiscal 2002, due to a combination of lower average funds available for investment and lower average interest rates.

The effective income tax rate was 29% for the year, compared with 37% for the prior year. The lower effective tax rate in fiscal 2002 resulted from recording a $386,000 valuation allowance to reduce net deferred tax assets to zero. This valuation allowance will be reversed in future periods, as a reduction of the provision for income taxes, if it is determined that the deferred tax assets will be realized, based on future taxable income.

After interest and taxes, the net loss for the year was $3,214,000, compared with a net loss of $1,066,000 the prior year.


Fiscal 2001 Results of Operations

Net Revenues
For the year ended September 30, 2001, consolidated net revenues were down $8,767,000 (22%) from the prior year. This was due to the combination of a $7,503,000 (32%) decrease in placement service revenues and a $1,264,000 (8%) decrease in contract service revenues. Placement services represented 52% of consolidated net revenues for the year, and contract services represented 48% of the total.

Placement service revenues were down for the year because of a 35% decline in the number of placements, partially offset by a 1% increase in the average placement fee. The decrease in contract service revenues was the result of an 11% decrease in billable hours, while the average hourly billing rate increased 4%. The acquisition of GenTech added $1,335,000 to consolidated contract service revenues for the 2001 fiscal year.

The Company attributes the overall decline in revenues to the effects of the U.S. economic recession that caused customers to delay or reduce their hiring and contract staffing activities, particularly those customers operating in the computer and information technology field. As an indication of the national slowdown, the U.S. Gross Domestic Product declined at an average rate of 0.4% during the year ended September 30, 2001, compared with an average growth rate of 3.8% for the year ended September 30, 2000, and the national unemployment rate was 4.9% in September 2001, compared with 3.9% in September 2000.


Operating Expenses
Total operating expenses for fiscal 2001 were down $2,973,000
(8%) compared with the prior year.

The cost of contract services was down $861,000 (8%), as a result of the lower contract service revenues. The gross profit margin on contract services was 34.8% in fiscal 2001, compared with 34.6% the prior year.

Selling expenses decreased $4,127,000 (29%) in fiscal 2001, and they represented 32.0% of consolidated net revenues, which was down 3.3 points from the prior year. Commission expense was down 36% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 4% lower than the prior year.

General and administrative expenses increased $2,015,000 (17%) for the year, and they represented 44.0% of consolidated net revenues. This was up 14.7 points from the prior year.
Compensation in the operating divisions increased

29% for the year, as lower consultant productivity and lower commissions led to higher amounts of base pay. Office rent and occupancy costs were up 21% for the year, including a $283,000 provision for the cost of closing unprofitable branch offices. Reflecting the weak economy, the Company's bad debt expense doubled, while all other general and administrative expenses were down 6%.

To control operating costs, the Company closed seven unprofitable branch offices during fiscal 2001, including four that were closed at the end of the fiscal year, and reduced its in-house staff by 18% from the prior-year level.


Other Items
The effect of lower revenues combined with higher general and administrative expenses resulted in a loss from operations of $2,217,000 for the year, compared with income from operations of $3,577,000 for the prior year.

Interest income was down $114,000 (18%) in fiscal 2001, due to a lower average amount of funds available for investment.

The effective income tax rate was 37% for the year, compared with 40% for the prior year.

After interest and taxes, the net loss for the year was $1,066,000, compared with net income of $2,532,000 the prior year.


Financial Condition

Although fiscal 2002 was a difficult year, the Company's financial condition remained strong. As of September 30, 2002, the Company had cash and cash equivalents of $4,759,000. That was a decrease of $3,029,000 from September 30, 2001. Net working capital at September 30, 2002 was $7,038,000, which was a decrease of $2,406,000 compared with last September, and the current ratio was 4.6 to 1.

During the fiscal year ended September 30, 2002, the net cash used by operating activities was $2,845,000, which was primarily due to the $3,214,000 net loss. Depreciation and other non-cash expenses provided $992,000, while working capital items used $623,000. The Company paid $207,000 for an earn out payment under the agreement to purchase GenTech. As part of the Company's cash conservation measures, capital expenditures were limited to $17,000 for the year, and there were no cash dividends paid.

All of the Company's office facilities are leased through operating leases that are not included on the balance sheet. As of September 30, 2002 future minimum lease payments under lease agreements having initial terms in excess of one year, including the closed offices, were: 2003 - $1,759,000, 2004 - $1,396,000,
2005 - $1,251,000 and 2006 - $370,000.

As of September 30, 2002, the Company had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to the consolidated financial statements. Shareholders' equity at that date was $9,989,000, which represented 84% of total assets.


Outlook

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The demand for the Company's employment services was adversely affected during fiscal 2001 by the U.S. economic recession and during fiscal 2002 by the lingering weakness in the employment market caused by economic and political uncertainties that followed the September 2001 terrorist attacks.

It is not known how long the weakness in the U. S. labor market will continue to have an adverse effect on the Company's operations. Management believes that the Company's placement service revenues will continue at depressed levels until there is an increase in national business spending on computer equipment and software, leading to a rebound in the technology sector of the economy.

The Company's current priority is to minimize the impact of the economy, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services returns. Returning the Company to profitability will require a combination of both increasing revenues and reducing costs. Management took steps over the last two fiscal years to lower the Company's infrastructure costs, including closing 12 unprofitable branch offices, reducing the in-house consulting and administrative staff by 45% and reducing other operating expenses. As a result, general and administrative expenses for fiscal 2002 were below the fiscal 2000 level. The consolidated statement of operations for the year ended September 30, 2002 reflects $388,000 of operating losses of closed branch offices, which will not be incurred in future periods. Management believes that it took all appropriate actions within its control to reduce costs in fiscal 2002, consistent with positioning the Company for the future, and it will continue to evaluate the Company's operations and take appropriate actions to meet the economic challenges ahead in fiscal 2003.

The Company recorded $1,540,000 of income tax refunds receivable as of September 30, 2002, and it expects to receive those refunds during fiscal 2003. As of September 30, 2002, the Company had recorded the tax benefit of all available loss carrybacks, and there were approximately $1,180,000 of losses available to reduce state and local taxable income in future years, expiring from 2006 through 2022. Under current income tax regulations, any losses that might be incurred by the Company in fiscal 2003 would not result in current tax refunds, but would be carried forward to reduce taxable income in subsequent years.

The Company's primary source of liquidity is normally from its operating activities. Despite recent losses, management believes that existing cash and securities, together with the available income tax refunds, will be adequate to finance current operations for the foreseeable future. Nevertheless, if operating losses were to continue indefinitely into the future, or if the Company's business were to deteriorate further, such losses would have a material, adverse effect on the Company's financial condition. External sources of funding are not likely to be available to support continuing losses.


Risk Factors

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

Item 8.  Financial Statements and Supplementary Data


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                              As of September 30
(In Thousands)                                 2002         2001
ASSETS
Current assets:
Cash and cash equivalents                   $ 4,759      $ 7,293
Short-term investments                           --          495
Accounts receivable, less allowances
  (2002 -- $ 312; 2001 -- $243)               2,255        2,685
Income tax refunds receivable                 1,540          948
Other current assets                            428          625

Total current assets                          8,982       12,046

Property and equipment:
Furniture, fixtures and equipment             6,575        6,697
Accumulated depreciation and amortization    (4,693)      (3,952)

Net property and equipment                    1,882        2,745

Goodwill, net of accumulated amortization     1,069          888

Total assets                                $11,933      $15,679


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                            $   623      $   551
Accrued compensation and payroll taxes        1,030        1,753
Other current liabilities                       291          298

Total current liabilities                     1,944        2,602

Shareholders' equity:
Preferred stock; authorized - 100 shares;
  issued and outstanding - none                  --           --
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,121 shares in 2002 and 5,087 in 2001         51           51
Capital in excess of stated value of shares   4,695        4,569
Retained earnings                             5,243        8,457

Total shareholders' equity                    9,989       13,077

Total liabilities and shareholders' equity  $11,933      $15,679

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                         Year Ended September 30
(In Thousands, Except Per Share)          2002     2001     2000

Net revenues:
Placement services                     $ 6,591  $16,217  $23,720
Contract services                       13,727   14,818   16,082

Net revenues                            20,318   31,035   39,802

Operating expenses:
Cost of contract services                9,082    9,659   10,520
Selling                                  4,584    9,918   14,045
General and administrative              11,304   13,675   11,660

Total operating expenses                24,970   33,252   36,225

Income (loss) from operations           (4,652)  (2,217)   3,577
Interest income                            108      531      645

Income (loss) before income taxes       (4,544)  (1,686)   4,222
Provision (credit) for income taxes     (1,330)    (620)   1,690

Net income (loss)                      $(3,214) $(1,066) $ 2,532

Net income (loss) per share:
Basic                                  $  (.63) $  (.21) $   .50
Diluted                                $  (.63) $  (.21) $   .49

Average number of shares:
Basic                                    5,116    5,087    5,087
Diluted                                  5,116    5,087    5,117

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                             Year Ended September 30
(In Thousands)                               2002      2001     2000

Operating activities:
Net income (loss)                         $(3,214)  $(1,066) $ 2,532
Depreciation and amortization                 854       857      597
Reduction of long-term obligations             --        --     (516)
Other noncurrent items                        138        22      403
Changes in current assets and current
  liabilities, net of effects from
  acquisition:
     Accounts receivable                      430     1,989     (213)
     Income tax refunds receivable           (592)     (948)      --
     Accrued compensation and payroll taxes  (723)   (2,038)     163
     Other, net                               262      (231)    (257)

Net cash provided (used) by
  operating activities                     (2,845)   (1,415)   2,709

Investing activities:
Acquisition of property and equipment         (17)     (733)  (1,583)
Acquisition of Generation Technologies, Inc. (207)   (1,523)      --
Purchases of short-term investments            --        --   (3,461)
Maturities of short-term investments          500     5,000    4,800

Net cash provided (used) by
  investing activities                        276     2,744     (244)

Financing activities:
Exercises of stock options                     35        --       --
Cash dividends paid                            --    (1,272)    (254)

Net cash provided (used) by
  financing activities                         35    (1,272)    (254)

Increase (decrease) in cash and
  cash equivalents                         (2,534)       57    2,211
Cash and cash equivalents at beginning
  of year                                   7,293     7,236    5,025

Cash and cash equivalents at end of year  $ 4,759   $ 7,293  $ 7,236

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            Year Ended September 30
(In Thousands, Except Per Share)             2002     2001     2000

Common shares outstanding:
Number at beginning of year                 5,087    5,087    5,087
Exercises of stock options                     34       --       --

Number at end of year                       5,121    5,087    5,087

Common stock:
Balance at beginning and end of year      $    51  $    51  $    51

Capital in excess of stated value:
Balance at beginning of year              $ 4,569  $ 4,569  $ 4,569
Stock option awards                            91       --       --
Exercises of stock options                     35       --       --

Balance at end of year                    $ 4,695  $ 4,569  $ 4,569

Retained earnings:
Balance at beginning of year              $ 8,457  $ 9,523  $ 8,517
Net income (loss)                          (3,214)  (1,066)   2,532
Cash dividends declared on common stock -
  $.30 per share in 2000                       --       --   (1,526)

Balance at end of year                    $ 5,243  $ 8,457  $ 9,523

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


Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United
States. The more significant accounting policies that are followed by the Company are summarized below.


Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in consolidation.


Estimates and Assumptions
Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the financial statements, as well as the amounts of reported revenues and expenses during the periods presented. These estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from those estimates. If significant differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.


Revenue Recognition
Placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company's guarantee period. Contract service revenues are recognized when services are rendered.


Cost of Contract Services
The cost of contract services includes the wages and the related payroll taxes and benefits of contract workers.


Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized as a tax benefit in the future.


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


Accounts Receivable Allowances
An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics.


Property and Equipment
Furniture, fixtures and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use, and amortizes it over an estimated useful life of five years.

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value.

As of October 1, 2002, The Company will adopt the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes accounting standards for the recognition and measurement of the impairment of long-lived assets. The adoption of this new statement is not expected to have a significant effect on the Company's financial position or results of operations.


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

The Company will adopt the provisions of Statement No. 142 as of October 1, 2002. This statement requires that goodwill no longer be amortized, and it requires instead that goodwill be tested at least annually for impairment. If the carrying value of goodwill were determined to be greater than its estimated fair value under the impairment test, then it would be written down to its estimated fair value.

The discontinuance of goodwill amortization is not expected to have a significant effect on the Company's future results of operations. The Company has completed a transitional impairment test, as required by Statement No. 142, and has determined that there was no impairment of goodwill as of October 1, 2002.


Stock Options
As of October 1, 2001, the Company adopted the policy of recording compensation expense for the fair value of stock options issued to employees, under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation expense under this statement is measured as the estimated fair value of the stock options on the date of grant, and the expense is amortized over the vesting periods. Prior years have not been restated to reflect this method of accounting.

For fiscal years ended on and before September 30, 2001, the Company did not record compensation expense when stock options were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."


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

The purchase price was established as an initial cash payment to the seller and three annual cash payments to be equal to a multiple of the respective year's annual earnings, as defined. The initial cost of the acquisition was $1,523,000, of which $624,000 was allocated to the net assets acquired and $899,000 was allocated to goodwill. In April 2002, the Company made the first annual payment in the amount of $207,000 and recorded it as additional goodwill. Future payments under the purchase agreement will be recorded as additional goodwill when the amounts are determined.

Accumulated amortization of goodwill was $36,000 as of September
30, 2002 and $11,000 as of September 30, 2001.

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

(In Thousands)                                 2002         2001

Cash                                         $1,180       $1,410
Money market funds                              408           --
Commercial paper                              3,171        5,583
U.S. federal agency notes                        --          300
Corporate notes                                  --          495

Total cash, cash equivalents
  and short-term investments                 $4,759       $7,788

All cash equivalents held as of September 30, 2002 were classified as available-for-sale securities. Amortized cost approximated market value for all investments, and unrealized gains and losses were not significant.

Income Taxes

The components of the provision (credit) for income taxes are as follows:
(In Thousands)                                2002       2001      2000

Current tax provision (credit):
  U.S. federal                             $(1,382)     $(491)    $1,168
  State and local                              (58)      (101)       296

Total current tax provision (credit)        (1,440)      (592)     1,464

Deferred tax provision (credit) related to:
  Temporary differences                       (144)        39        226
  Loss carryforwards                          (132)       (67)        --
  Valuation allowance                          386         --         --

Total deferred tax provision (credit)          110        (28)       226

Provision (credit) for income taxes        $(1,330)     $(620)    $1,690


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision (credit) for income taxes are as follows:

(In Thousands)                                2002       2001      2000

Income tax (credit) at statutory
   federal tax rate                        $(1,545)    $(573)    $1,435
Federal valuation allowance                    166        --         --
State income taxes, including state
   valuation allowance, less federal effect     33       (69)       228
Other                                           16        22         27

Provision (credit) for income taxes        $(1,330)    $(620)    $1,690


The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)                                           2002      2001

Accrued and deferred rent                               $ 188     $  87
Accrued compensation                                      124       119
Depreciation and amortization                            (196)     (193)
Other expenses                                             71        30
Net operating loss carryforwards                          199        67
Valuation allowance                                      (386)       --

Net deferred income tax asset                           $  --     $ 110


The Company received income tax refunds of $950,000 in 2002.  The
Company made income tax payments of $57,000 in 2002, $423,000 in 2001 and $1,596,000 in 2000.

For federal income tax purposes, and for certain states, the tax losses incurred in 2002 and 2001 were carried back, and the Company recorded the benefit of the resulting tax refunds. For all other state and local income taxes, the 2002 and 2001 losses were carried forward. As of September 30, 2002, the Company had recorded the tax benefit of all available loss carrybacks, and there were approximately $2,400,000 of losses available to reduce state and local taxable income in future years. They expire from 2006 through 2022.


Property and Equipment

Property and equipment, at cost, comprised the following as of September 30:

(In Thousands)                                    2002      2001

Computer equipment and software                 $3,830    $3,892
Office equipment, furniture and fixtures         2,745     2,805

Total property and equipment, at cost           $6,575    $6,697


Office Closings

The Company closed five branch offices during fiscal 2002 and seven branch offices during fiscal 2001 due to unprofitable operations, and recorded a provision of $345,000 in 2002 and $283,000 in 2001 covering the future lease obligations of those offices. The rent liability, included in other current liabilities, was as follows as of September 30:

(In Thousands)                                    2002      2001

Balance at beginning of year                      $120     $  --
Provision for office closings                      345       283
Payments                                           (77)     (163)

Balance at end of year                            $388     $ 120


In addition, due to the office closings, the Company recorded a $56,000 expense in 2002 for the impairment in value of certain property and equipment.

The combined operating revenues and the combined operating income or loss of all offices that were closed as of September 30, 2002, included in the consolidated statement of operations, were as follows:

(In Thousands)                         2002       2001      2000

Operating revenues                    $ 390    $ 3,027    $7,275
Operating income (loss)                (388)    (1,335)      580


Line of Credit

The Company has a loan agreement with a bank, renewable annually, that makes a $1,000,000 unsecured line of credit available to the Company at the prime rate. Under the agreement, the Company is required to maintain a balance of cash and marketable securities of $2,000,000 or more to support any borrowings. There were no borrowings outstanding under the line of credit as of September 30, 2002 and 2001.


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

Rent expense was $1,848,000 in 2002, $1,997,000 in 2001 and
$1,783,000 in 2000. As of September 30, 2002, future minimum lease payments under lease agreements having initial terms in excess of one year, including the closed offices, were: 2003 - $1,759,000, 2004 - $1,396,000, 2005 - $1,251,000, and 2006 -
$370,000.


Retirement Benefits

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. As of January 1, 2002, the Company adopted a deferred compensation plan for certain officers. Under the plan, the Company contributes either 5% or 10% of the participant's base salary to a trust under a defined contribution arrangement. The participants direct the investments of the trust, and the Company does not guarantee investment performance. Participant account balances are payable upon retirement or termination from the Company, subject to certain vesting requirements. During the year ended September 30, 2000, the Company fulfilled its obligation under an agreement to provide retirement benefits to an officer by paying out a lump sum of $400,000. The total cost of all retirement plans was $108,000 in 2002, $101,000 in 2001 and $123,000 in 2000.


Stock Options

The Company has stock option plans for directors, officers and employees. As of September 30, 2002, there were stock options outstanding under the Company's 1999 Stock Option Plan, 1997 Stock Option Plan and 1995 Stock Option Plan. Under these plans, incentive or non-statutory stock options may be granted to officers and employees, and they may be exercisable for up to ten years. Outside directors were automatically granted non-statutory options to purchase specified numbers of shares on the effective dates of the plans. The Compensation and Stock Option Committee of the Board of Directors, which has the authority to select the employees and to determine the terms of each option granted, administers the plans.

In September 2002, the Company completed a tender offer to exchange outstanding stock options having an exercise price of $3.00 per share or more for new options having an exercise price equal to the fair market value on the date of grant. Options to purchase 581,000 shares of the Company's common stock were tendered and accepted by the Company for cancellation, and options to purchase 432,000 shares were issued.

A summary of stock option activity is as follows:

(Number of Shares in Thousands)          2002      2001     2000

Number of shares outstanding:
Beginning of year                         877       719      721
Granted                                   485       215       32
Exercised                                 (34)       --       --
Terminated                               (754)      (57)     (34)

End of year                               574       877      719

Number of shares exercisable
  at end of year                          312       776      651
Number of shares available for grant
  at end of year                          305        36      194

Weighted average option prices
  per share:
Granted during the year                $  .91     $3.03    $4.73
Exercised during the year                 .78        --       --
Terminated during the year               5.21      4.68     6.13
Outstanding at end of year               1.29      4.86     5.39
Exercisable at end of year               1.47      5.04     5.41


Stock options outstanding as of September 30, 2002 had exercise prices ranging from $.86 per share to $9.29 per share, as follows
(number of shares in thousands):

                                           Weighted      Average
    Range of        Number      Number      Average     Remaining
Exercise Prices  Outstanding  Exercisable    Price     Life (Years)

Under $1.00         432          228         $ .86         10
$1.00 to $3.00      123           71          1.95          9
Over $3.00           19           13          6.69          6


The Company adopted the policy of expensing the fair value of stock option awards beginning in fiscal 2002, and the compensation expense for the year was $91,000. Under the Company's previous method of accounting, there was no expense resulting from the granting of stock options because the option exercise prices were equal to the fair market values of the Company's common stock at the dates of grant. Had the Company recorded compensation expense for stock options issued in previous years, and allocated the expense over their vesting periods, the effect on the 2002 reported net loss of $3,214,000 ($.63 per share) would have been insignificant, and the Company would have had a pro forma net loss of $1,128,000 ($.22 per share) in 2001 and pro forma net income of $2,477,000 ($.49 per share) in 2000.

Stock option award expense was calculated using the Black-Scholes option-pricing model to determine the estimated fair value of options granted, and using the following assumptions:

                                           2002      2001      2000

Weighted average estimated fair value per
  share of stock options granted          $ .33     $ .99     $1.48
Expected option life (years)               4.00      3.00      3.00
Stock price volatility                       42%       40%       53%
Risk-free interest rate                     2.6%      5.1%      5.4%
Dividend yield                              -- %      -- %      1.0%


Shareholder Rights Plan

On February 4, 2000, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend of one share purchase right for each share of outstanding common stock.

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


Severance Arrangements

The Company has an employment agreement with an officer that provides for the continuation of salary and benefits for a period of three years following the officer's termination of employment by the Company for any reason other than "cause." The Company also has arrangements covering certain other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. Under these circumstances, the Company would be obligated to continue salary for a period of one year in certain cases, to make lump sum payments ranging from $20,000 to $50,000 in other cases, and to provide continued welfare plan benefits for up to two years. As of September 30, 2002, the potential, aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $3,300,000.

GENERAL EMPLOYMENT ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               Year Ended September 30
(In Thousands)                               2002       2001      2000

Allowance for falloffs and doubtful accounts:
Balance at beginning of year                 $243       $512      $440
Additions charged to operating expenses       323        884       411
Adjustments charged (credited) to revenues     22       (314)       74
Deductions for bad debt write-offs           (276)      (839)     (413)

Balance at end of year                       $312       $243      $512

                  REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheet of General Employment Enterprises, Inc. and subsidiary as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.



                                   /s/   Ernst & Young LLP

November 8, 2002

GENERAL EMPLOYMENT ENTERPRISES, INC.
SELECTED QUARTERLY FINANCIAL DATA AND MARKET INFORMATION



                                        Fourth    Third   Second    First
(In Thousands, Except Per Share)       Quarter  Quarter  Quarter  Quarter

Fiscal 2002:
Net revenues                            $4,921  $ 4,734  $ 5,154   $5,509
Operating expenses(1)                    5,846    6,011    6,676    6,437

Loss from operations                      (925)  (1,277)  (1,522)    (928)
Interest income                             11       18       31       48

Loss before income taxes                  (914)  (1,259)  (1,491)    (880)
Provision (credit) for income taxes(2)      45     (475)    (570)    (330)

Net loss                                $ (959) $  (784) $  (921)  $ (550)

Net loss per share                      $ (.19) $  (.15) $  (.18)  $ (.11)

Market price per share:
  High                                    1.29     1.99     1.79     1.70
  Low                                      .62     1.20     1.20     1.04


Fiscal 2001:
Net revenues                            $6,453  $ 7,421  $ 8,249   $8,912
Operating expenses(1)                    7,467    8,132    8,800    8,853

Income (loss) from operations           (1,014)    (711)    (551)      59
Interest income                             89       99      149      194

Income (loss) before income taxes         (925)    (612)    (402)     253
Provision (credit) for income taxes        340     (235)    (150)     105

Net income (loss)                       $ (585) $  (377) $  (252)  $  148

Net income (loss) per share             $ (.12) $  (.07) $  (.05)  $  .03

Market price per share:
  High                                    2.73     2.74     3.38     3.75
  Low                                     1.13     2.30     2.30     2.50

(1) Operating expenses include provisions for office closings of $92,000 in the fourth quarter of fiscal 2002, $253,000 in the second quarter of fiscal 2002, and $283,000 in the fourth quarter of fiscal 2001.

(2) The provision (credit) for income taxes includes a provision to record a deferred tax valuation allowance of $386,000 in the fourth quarter of fiscal 2002.


The Company's common stock is traded on the American Stock Exchange under the trading symbol JOB. There were 867 holders of record on October 31, 2002. The Company has declared no cash dividends on its common stock during the last two fiscal years, and there are no intentions to do so in the foreseeable future.

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


Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company's principal executive officer and its principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms for those reports.

Changes in Internal Controls
There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                             PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are filed as a part of this report:

                                                                  Page
Consolidated Balance Sheet as of September 30, 2002 and 2001       12

Consolidated Statement of Operations for the years
  ended September 30, 2002, 2001 and 2000                          13

Consolidated Statement of Cash Flows for the years
  ended September 30, 2002, 2001 and 2000                          14

Consolidated Statement of Shareholders' Equity for the years
  ended September 30, 2002, 2001 and 2000                          15

Notes to Consolidated Financial Statements                         16

Schedule II - Valuation and Qualifying Accounts for the years
  ended September 30, 2002, 2001 and 2000                          25

Report of Independent Auditors                                     26


All other financial statement schedules are omitted because they are not applicable.


Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter ended
September 30, 2002.


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

3.02 By-Laws. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, Commission File No. 001-05707.

4.01 Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000.

10.01* Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Registrant's Annual
       Report on Form 10-K for the fiscal year ended September 30
       1990, Commission File No. 001-05707.

10.02  Agreement with Sheldon Brottman dated October 3, 1991.
       Incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, Commission File No. 001-05707.

10.03* General Employment Enterprises, Inc. 1995 Stock Option
       Plan. Incorporated by reference to Exhibit 4.1 to the Registrant's Form S-8 Registration Statement dated April
       25, 1995, Registration No. 33-91550.

10.04* General Employment Enterprises, Inc. 1997 Stock Option
       Plan. Incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1998, Commission File No. 001-05707.

10.05* Resolution of the Board of Directors adopted September 28,
       1998, amending the General Employment Enterprises, Inc.
       1997 Stock Option Plan. Incorporated by reference to
       Exhibit 10(o) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1998, Commission File No. 001-05707.

10.06* General Employment Enterprises, Inc. 1999 Stock Option
       Plan. Incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 001-05707.

10.07* Employment Agreement with Herbert F. Imhoff, Jr. effective as of August 1, 2001. Incorporated by reference to
       Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission
       File No. 001-05707.

10.08* Chief Executive Officer Bonus Plan, adopted September 24,
       2001. Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 001-05707.

10.09* The Corporate Plan for Retirement Select Plan Basic Plan
       Document. Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 001-05707.

10.10* The Corporate Plan for Retirement Select Plan Adoption
       Agreement dated September 27, 2001. Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 001-05707.

10.11* First Amendment to the General Employment Enterprises,
       Inc. Executive Retirement Plan dated September 27, 2001.
       Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 001-05707.

10.12* Form of employment agreement with executive officers.
       Incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report of Form 10-Q for the quarterly period ended December 31, 2001, Commission File
       No. 001-05707.

10.13* Regional Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2001. Incorporated by reference to Exhibit 10.02 to the Registrant's Quarterly Report of Form 10-Q for the quarterly period ended December 31, 2001, Commission File No. 001-05707.

10.14* Agreement with Herbert F. Imhoff, Jr., effective August 1, 2002.

23.01  Consent of Independent Auditors.

99.01 General Employment Enterprises, Inc. certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

  * Management contract or compensatory plan or arrangement.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 25, 2002   By:   /s/  Herbert F. Imhoff, Jr.
                           Herbert F. Imhoff, Jr.
                           Chairman of the Board, Chief
                           Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  November 25, 2002   By:   /s/  Herbert F. Imhoff, Jr.
                           Herbert F. Imhoff, Jr., Director
                           Chairman of the Board, Chief
                           Executive Officer and President
                           (Principal executive officer)

Date:  November 25, 2002   By:   /s/  Kent M. Yauch
                           Kent M. Yauch, Director
                           Vice President, Chief Financial
                           Officer and Treasurer
                           (Principal financial and accounting officer)


Date:  November 25, 2002   By:   /s/  Dennis W. Baker
                           Dennis W. Baker, Director


Date:  November 25, 2002   By:   /s/  Sheldon Brottman
                           Sheldon Brottman, Director


Date:  November 25, 2002   By:   /s/  Delain G. Danehey
                           Delain G. Danehey, Director


Date:  November 25, 2002   By:   /s/  Joseph F. Lizzadro
                           Joseph F. Lizzadro, Director

                         CERTIFICATIONS

I, Herbert F. Imhoff, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of General
   Employment Enterprises, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
   14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ Herbert F. Imhoff, Jr.
Herbert F. Imhoff, Jr.
Chairman of the Board, Chief Executive Officer and President
(Principal executive officer)

I, Kent M. Yauch, certify that:

1. I have reviewed this annual report on Form 10-K of General
   Employment Enterprises, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
      "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ Kent M. Yauch
Kent M. Yauch
Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)

