Form 10-Q
period 2002-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2003-01-30
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2002

                               or

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

                                                  Yes  X    No __

The number of shares outstanding of the registrant's common stock as of December 31, 2002 was 5,120,776.




                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                        December 31 September 30
                                               2002         2002
(In Thousands)                          (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                   $ 4,078      $ 4,759
Accounts receivable, less allowances
  (Dec. 2002 --$319; Sept. 2002 --$312)       2,184        2,255
Income tax refunds receivable                 1,549        1,540
Other current assets                            384          428

Total current assets                          8,195        8,982

Property and equipment:
Furniture, fixtures and equipment             6,591        6,575
Accumulated depreciation                     (4,844)      (4,693)

Net property and equipment                    1,747        1,882

Goodwill                                      1,069        1,069

Total assets                                $11,011      $11,933


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes      $   872      $ 1,030
Other current liabilities                       785          914

Total current liabilities                     1,657        1,944

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
  issued and outstanding -- none                 --           --
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,121 shares                                   51           51
Capital in excess of stated value of shares   4,704        4,695
Retained earnings                             4,599        5,243

Total shareholders' equity                    9,354        9,989

Total liabilities and shareholders' equity  $11,011      $11,933

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                    Three Months
                                               Ended December 31
(In Thousands, Except Per Share)                   2002     2001

Net revenues:
Placement services                               $1,620  $1,882
Contract services                                 3,280   3,627

Net revenues                                      4,900   5,509

Operating expenses:
Cost of contract services                         2,217   2,398
Selling                                           1,124   1,304
General and administrative                        2,221   2,735

Total operating expenses                          5,562   6,437

Loss from operations                               (662)   (928)
Interest income                                      18      48

Loss before income taxes                           (644)   (880)
Credit for income taxes                              --    (330)

Net loss                                         $ (644) $ (550)

Net loss per share                               $ (.13) $ (.11)

Average number of shares                          5,121   5,104

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                    Three Months
                                               Ended December 31
(In Thousands)                                     2002     2001

Operating activities:
Net loss                                         $ (644) $  (550)
Depreciation and other noncurrent items             189      197
Accounts receivable                                  71      350
Income tax refunds receivable                        (9)    (359)
Accrued compensation and payroll taxes             (158)    (648)
Other current items, net                            (85)     (74)

Net cash used by operating activities              (636)  (1,084)

Investing activities:
Acquisition of property and equipment               (45)      --

Net cash used by investing activities               (45)      --

Financing activities:
Exercises of stock options                           --       35

Net cash provided by financing activities            --       35

Decrease in cash and cash equivalents              (681)  (1,049)
Cash and cash equivalents at beginning of period  4,759    7,293

Cash and cash equivalents at end of period       $4,078  $ 6,244

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 2002.


Significant Accounting Policies

Goodwill
The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2002. This statement requires that goodwill no longer be amortized, and it requires instead that goodwill be tested at least annually for impairment. If the carrying value of goodwill were determined to be greater than its estimated fair value under the impairment test, then it would be written down to its estimated fair value.

The Company completed a transitional impairment test, as required by Statement No. 142, and determined that there was no impairment of goodwill as of October 1, 2002. Goodwill amortization expense was $6,000 for the three months ended December 31, 2001.


Income Taxes

There was no credit for income taxes due to the Company's pretax loss for the quarter ended December 31, 2002, because the tax loss must be carried forward, and there is not sufficient assurance that a future tax benefit will be realized.

For federal income tax purposes, and for certain states, the tax losses incurred in fiscal 2002 were carried back, and the Company recorded the benefit of those tax refunds. For all other state and local income taxes, the losses were carried forward. As of September 30, 2002, the Company had recorded the tax benefit of all available loss carrybacks, and there were approximately $2,400,000 of losses available to reduce state and local taxable income in future years. Under current income tax regulations, any losses incurred by the Company in fiscal 2003 will be carried forward.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of December 31, 2002, the Company operated 31 offices located in major metropolitan business centers in 12 states.


A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.

                                                     Three Months
                                                Ended December 31
                                                    2002     2001
Net revenues:
Placement services                                  33.1%    34.2%
Contract services                                   66.9     65.8

Net revenues                                       100.0    100.0

Operating expenses:
Cost of contract services                           45.2     43.5
Selling                                             22.9     23.7
General and administrative                          45.3     49.6

Total operating expenses                           113.5    116.8

Loss from operations                               (13.5)%  (16.8)%


First Quarter Results of Operations

Net Revenues
Consolidated net revenues for the three months ended December 31, 2002 were down $609,000 (11%) from the same period last year. This was due to the combination of a $262,000 (14%) decrease in placement service revenues and a $347,000 (10%) decrease in contract service revenues. Placement services represented 33% of consolidated net revenues for the period, and contract services represented 67% of the total.

Placement service revenues were down for the quarter because of a 19% decrease in the average placement fee, despite an 8% increase in the number of placements. The decrease in contract service revenues was the result of a 10% decrease in the average hourly billing rate.

The Company attributes the decline in revenues to the weak demand for employment placement services, particularly in the information technology sector, that has lingered since the U.S. economic recession and terrorist attacks in 2001. The economic weakness, together with competitive pressures, led to lower average service fees and billing rates.


Operating Expenses
Total operating expenses for the quarter were down $875,000 (14%) compared with the same quarter last year.

The cost of contract services was down $181,000 (8%), as a result of the lower contract service revenues. Due to competitive market conditions, the gross profit margin on contract services declined 1.5 points to 32.4% this quarter, compared with 33.9% the prior year.

Selling expenses decreased $180,000 (14%) this quarter. Commission expense was down 10% due to the lower placement service revenues, while payroll taxes and benefits were down 27% and recruitment advertising expense was 15% lower than the prior year. Selling expenses represented 22.9% of consolidated net revenues, which was down 0.8 points from the prior year.


General and administrative expenses decreased $514,000 (19%) for the quarter. Compensation in the operating divisions decreased 30% due to a reduction in the size of the consulting staff, while administrative compensation was down 15%. Office rent and occupancy costs were down 13% for the quarter, due to the effect of office closings during the current and prior year. All other general and administrative expenses were down 9%. General and administrative expenses represented 45.3% of consolidated revenues, and that was down 4.3 points from the prior year because expenses declined more sharply than revenues.

To control operating costs, the Company closed four unprofitable branch offices during the last twelve months. As a result of this and other actions, the Company reduced its in-house consulting and administrative staff by 30% from the prior-year level.



Other Items
The loss from operations was $662,000 for the quarter ended December 31, 2002, which was $266,000 (29%) better than last year's operating loss of $928,000. The improvement was accomplished, despite lower revenues in the current year, through cost reduction actions taken by the Company during the last twelve months.

There was no credit for income taxes for the quarter ended
December 31, 2002, because the tax loss for the period must be carried forward, and there is not sufficient assurance that a future tax benefit will be realized.

After interest and taxes, the net loss for the quarter was $644,000, compared with a net loss of $550,000 the prior year.



Financial Condition

As of December 31, 2002, the Company had cash and cash equivalents of $4,078,000. That was a decrease of $681,000 from September 30, 2002. Net working capital at December 31, 2002 was
$6,538,000, which was a decrease of $500,000 compared with last
September, and the current ratio was 4.9 to 1.

During the three months ended December 31, 2002, the net cash used by operating activities was $636,000, which was primarily due to the $644,000 net loss. Depreciation and other non-cash expenses provided $189,000, while working capital items used $181,000. As part of the Company's cash conservation measures, capital expenditures were limited to $45,000 for the quarter, and there were no cash dividends paid.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended
September 30, 2002.

As of December 31, 2002, the Company had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to the consolidated financial statements. Shareholders' equity at that date was $9,354,000, which represented 85% of total assets.


Outlook

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The demand for the Company's employment services has been adversely affected by the lingering weakness in the employment market caused by economic and political uncertainties that followed the U.S. economic recession and terrorist attacks in 2001.

It is not known how long the weakness in the U. S. labor market will continue to have an adverse effect on the Company's operations. Management believes that the Company's placement service revenues will continue at depressed levels until there is an increase in national business spending on computer equipment and software, leading to a rebound in the technology sector of the economy.

The Company's current priority is to minimize the impact of the economy, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services returns. Returning the Company to profitability will require a combination of both increasing revenues and reducing costs. Since September 2001, management took steps to lower the Company's infrastructure costs, including closing six unprofitable branch offices, reducing the in-house consulting and administrative staff by 37% and reducing other operating expenses. As a result, the Company reduced its general and administrative expenses for the December 2002 quarter by 19% compared with the December 2001 quarter. Management believes that it took all appropriate actions within its control to reduce costs to date, consistent with positioning the Company for the future, and it will continue to evaluate the Company's operations and take appropriate actions to meet the economic challenges ahead in fiscal 2003.

The Company had $1,549,000 of income tax refunds receivable as of December 31, 2002, and it expects to receive those refunds during fiscal 2003. As of September 30, 2002, the Company had recorded the tax benefit of all available loss carrybacks, and there were approximately $2,400,000 of losses available to reduce state and local taxable income in future years. Under current income tax regulations, any losses that might be incurred by the Company in fiscal 2003 would not result in current tax refunds, but would be carried forward to reduce taxable income in subsequent years.

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



Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Based on their evaluation as of a date within 90 days of the filing of this quarterly report on Form 10-Q, the Company's principal executive officer and its principal financial officer have concluded that the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms for those reports.

Changes in Internal Controls
There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


                   PART II - OTHER INFORMATION



Items 1,2,3,4 and 5 of Part II have been omitted because they are not applicable.



Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

The following exhibit is filed as part of this report:

No.    Description of Exhibit


99.01 General Employment Enterprises, Inc. certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended
December 31, 2002.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  January 30, 2003   By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer
                          (Principal financial and accounting officer
                          and duly authorized officer)


                         CERTIFICATIONS

I, Herbert F. Imhoff, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of General
Employment Enterprises, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 30, 2003   By:  /s/ Herbert F. Imhoff, Jr.
                          Herbert F. Imhoff, Jr.
                          Chairman of the Board,
                          Chief Executive Officer, and President
                          (Principal executive officer)


I, Kent M. Yauch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General
Employment Enterprises, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 30, 2003   By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer
                          (Principal financial officer)


