Form 10-Q
period 2003-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2003-05-12
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003

                               or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  [X]    No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2003 was 5,120,776.







                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                       March 31   September 30
                                                           2003           2002
(In Thousands)                                      (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                               $ 4,541        $ 4,759
Accounts receivable, less allowances
  (Mar. 2003 --$339; Sept. 2002 --$312)                   2,202          2,255
Income tax refunds receivable                               253          1,540
Other current assets                                        486            428

Total current assets                                      7,482          8,982

Property and equipment:
Furniture, fixtures and equipment                         6,586          6,575
Accumulated depreciation                                 (4,968)        (4,693)

Net property and equipment                                1,618          1,882

Goodwill                                                  1,069          1,069

Total assets                                            $10,169        $11,933


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                        $   484        $   623
Accrued compensation and payroll taxes                    1,141          1,030
Other current liabilities                                   279            291

Total current liabilities                                 1,904          1,944

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
  issued and outstanding -- none                             --             --
Common stock, no-par value; authorized --
  20,000 shares; issued and outstanding --
  5,121 shares                                               51             51
Capital in excess of stated value of shares               4,715          4,695
Retained earnings                                         3,499          5,243

Total shareholders' equity                                8,265          9,989

Total liabilities and shareholders' equity              $10,169        $11,933

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                           Three Months             Six Months
                                         Ended March 31         Ended March 31
(In Thousands, Except Per Share)         2003      2002        2003       2002

Net revenues:
Placement services                    $ 1,136   $ 1,597     $ 2,756    $ 3,479
Contract services                       3,394     3,557       6,674      7,184

Net revenues                            4,530     5,154       9,430     10,663

Operating expenses:
Cost of contract services               2,394     2,350       4,611      4,748
Selling                                   894     1,207       2,018      2,511
General and administrative              2,348     3,119       4,569      5,854

Total operating expenses                5,636     6,676      11,198     13,113

Loss from operations                   (1,106)   (1,522)     (1,768)    (2,450)
Interest income                             6        31          24         79

Loss before income taxes               (1,100)   (1,491)     (1,744)    (2,371)
Credit for income taxes                    --      (570)         --       (900)

Net loss                              $(1,100)  $  (921)    $(1,744)   $(1,471)

Net loss per share                    $  (.21)  $  (.18)    $  (.34)   $  (.29)

Average number of shares                5,121     5,121       5,121      5,111

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                    Six Months
                                                                Ended March 31
(In Thousands)                                                2003        2002

Operating activities:
Net loss                                                   $(1,744)    $(1,471)
Depreciation and other noncurrent items                        374         399
Accounts receivable                                             53         413
Income tax refunds receivable                                1,287        (496)
Accrued compensation and payroll taxes                         111        (391)
Other current items, net                                      (209)       (113)

Net cash used by operating activities                         (128)     (1,659)

Investing activities:
Acquisition of property and equipment                          (90)        (24)
Maturities of short-term investments                            --         500

Net cash provided (used) by investing activities               (90)        476

Financing activities:
Exercises of stock options                                      --          35

Net cash provided by financing activities                       --          35

Decrease in cash and cash equivalents                         (218)     (1,148)
Cash and cash equivalents at beginning of period             4,759       7,293

Cash and cash equivalents at end of period                  $4,541     $ 6,145

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


New Accounting Pronouncements

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

The Company completed a transitional impairment test, as required by Statement No. 142, and determined that there was no impairment of goodwill as of October 1, 2002. Goodwill amortization expense was $11,000 for the six months ended March 31, 2002.

Disposal Activities
The Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. This statement requires companies to record a liability for the cost of exit or disposal activities in the period when the liability is incurred, and it requires that fair value be used for the initial measurement of such a liability.


Income Taxes

There were no credits for income taxes as a result of the pretax losses for the three and six-month periods ended March 31, 2003, because the tax losses must be carried forward, and there was not sufficient assurance that a future tax benefit would be realized.

For federal income tax purposes, and for certain states, the tax losses incurred in fiscal 2002 were carried back, and the Company recorded the benefit of those tax refunds. For all other state and local income taxes, the losses were carried forward. As of September 30, 2002, the Company had recorded the tax benefit of all available loss carrybacks, and there were approximately $3,600,000 of losses available to reduce state and local taxable income in future years. Under current income tax regulations, any losses incurred by the Company in fiscal 2003 will be carried forward.

The Company received federal income tax refunds of $1,302,000 during the six months ended March 31, 2003 and $325,000 during the six months ended March 31, 2002.

Office Closings

The Company closed two branch offices during the first six months of fiscal 2003 and three branch offices during the first six months of fiscal 2002 due to unprofitable operations. General and administrative expenses include provisions for office closings of $37,000 in the three and six-month periods ended March 31, 2003, and $253,000 in the three and six-month periods ended March 31, 2002.


Subsequent Event

The Company's $1,000,000 loan agreement with a bank, which was never utilized, expired on April 30, 2003 and was not renewed.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of March 31, 2003, the Company operated 30 offices located in major metropolitan business centers in 12 states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.

                                              Three Months         Six Months
                                            Ended March 31     Ended March 31
                                            2003      2002     2003      2002
Net revenues:
Placement services                          25.1%     31.0%    29.2%     32.6%
Contract services                           74.9      69.0     70.8      67.4

Net revenues                               100.0     100.0    100.0     100.0

Operating expenses:
Cost of contract services                   52.8      45.6     48.9      44.5
Selling                                     19.7      23.4     21.4      23.5
General and administrative                  51.8      60.5     48.5      54.9

Total operating expenses                   124.4     129.5    118.7     123.0

Loss from operations                       (24.4)%   (29.5)%  (18.7)%   (23.0)%


Second Quarter Results of Operations

Net Revenues
Consolidated net revenues for the three months ended March 31, 2003 were down $624,000 (12%) from the same period last year. This was due to the combination of a $461,000 (29%) decrease in placement service revenues and a $163,000 (5%) decrease in contract service revenues. Placement services represented 25% of consolidated net revenues for the period, and contract services represented 75% of the total.

Placement service revenues were down for the quarter due to the combination of a 16% decrease in the number of placements and an 11% decrease in the average placement fee. The decrease in contract service revenues was the result of a 7% decrease in the average hourly billing rate.

The Company attributes the decline in revenues to the weak demand for employment placement services, particularly in the information technology sector, that has lingered since the U.S. economic recession and terrorist attacks in 2001. The economic weakness, together with competitive pressures, led to lower average service fees and billing rates.


Operating Expenses
Total operating expenses for the quarter were down $1,040,000
(16%) compared with the same quarter last year.

The cost of contract services was up $44,000 (2%), despite lower contract service revenues, due to lower profit margins. Due to competitive market conditions, the gross profit margin on contract services declined 4.4 points to 29.5% this quarter, compared with 33.9% the prior year.

Selling expenses decreased $313,000 (26%) this quarter. Commission expense was down 20% due to the lower placement service revenues, and lower commissionable profits, while recruitment advertising expense was 45% lower than the prior year. Selling expenses represented 19.7% of consolidated net revenues, which was down 3.7 points from the prior year, because of a shift in the mix of revenues toward contract services.

General and administrative expenses decreased $771,000 (25%) for the quarter. Compensation in the operating divisions decreased 20% and administrative compensation decreased 21%, primarily due to a reduction in staff size. Office rent and occupancy costs were down 13% for the quarter, and the provision for office closings was 85% lower. All other general and administrative expenses were down 25%. General and administrative expenses represented 51.8% of consolidated revenues, and that was down 8.7 points from the prior year because expenses declined more sharply than revenues.

To control operating costs, the Company closed four unprofitable branch offices during the last twelve months. As a result of this and other actions, the Company reduced its in-house consulting and administrative staff by 25% from the prior-year level.


Other Items
The loss from operations was $1,106,000 for the quarter ended March 31,2003, which was $416,000 (27%) better than last year's operating loss of $1,522,000. The improvement was accomplished, despite lower revenues in the current quarter, through cost reduction actions taken by the Company during the last twelve months.

There was no credit for income taxes for the quarter ended
March 31, 2003, because the tax loss for the period must be carried forward, and there was not sufficient assurance that a future tax benefit would be realized. There was an income tax credit of $570,000 in the prior-year quarter.

After interest and taxes, the net loss for the quarter was $1,100,000, compared with a net loss of $921,000 the prior year.



Six Months Results of Operations

Net Revenues
For the six months ended March 31, 2003, consolidated net revenues were adversely affected by the same U.S. economic conditions that affected the second quarter, and they were down $1,233,000 (12%) from the same period last year. This was due to the combination of a $723,000 (21%) decrease in placement service revenues and a $510,000 (7%) decrease in contract service revenues. Placement services represented 29% of consolidated net revenues for the period, and contract services represented 71% of the total.

Placement service revenues were down for the period because of a 4% decline in the number of placements, together with a 15% decrease in the average placement fee. The decrease in contract service revenues was the result of an 8% decrease in the average hourly billing rate.


Operating Expenses
Total operating expenses for the year to date were down
$1,915,000 (15%) compared with the same period last year.

The cost of contract services was down $137,000 (3%), as a result of the lower contract service revenues. Due to competitive market conditions, the gross profit margin on contract services declined 3.0 points to 30.9% for the year to date, compared with 33.9% the prior year.

Selling expenses decreased $493,000 (20%) for the year to date. Commission expense was down 15% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 31% lower than last year. Selling expenses represented 21.4% of consolidated net revenues, which was down 2.1 points from the prior year because of a shift in the mix of revenues toward contract services.

General and administrative expenses decreased $1,285,000 (22%) for the year to date. Compensation in the operating divisions decreased 25% and administrative compensation decreased 18%, primarily due to a reduction in staff size. Office rent and occupancy costs were down 13% for the period, and the provision for office closings was 85% lower. All other general and administrative expenses were down 18%. General and administrative expenses represented 48.5% of consolidated revenues, and that was down 6.4 points from the prior year because expenses declined more sharply than revenues.


Other Items
The loss from operations was $1,768,000 for the six months ended March 31, 2003, which was $682,000 (28%) better than last year's operating loss of $2,450,000. The improvement was accomplished, despite lower revenues in the current year, through cost reduction actions taken by the Company during the last twelve months.

There was no credit for income taxes for the six months ended March 31, 2003, because the tax loss for the period must be carried forward and there was not sufficient assurance that a future tax benefit would be realized. There was an income tax credit of $900,000 in the prior-year period.

After interest and taxes, the net loss for the year to date was $1,744,000, compared with a net loss of $1,471,000 the prior year.



Financial Condition

As of March 31, 2003, the Company had cash and cash equivalents of $4,541,000. That was a decrease of $218,000 from September 30, 2002. Net working capital at March 31, 2003 was $5,578,000, which was a decrease of $1,460,000 compared with last September, and the current ratio was 3.9 to 1.

During the six months ended March 31, 2003, the net cash used by operating activities was $128,000, as the $1,744,000 net loss for the period was substantially offset by a $1,287,000 reduction in income tax refunds receivable. Depreciation and other non-cash expenses provided $374,000, while all other working capital items used $45,000. As part of the Company's cash conservation measures, capital expenditures were limited to $90,000 for the period, and there were no cash dividends paid.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended
September 30, 2002.

As of March 31, 2003, the Company had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to the consolidated financial statements. Shareholders' equity at that date was $8,265,000, which represented 81% of total assets.


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

The Company's current priority is to minimize the impact of the economy, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services returns. Returning the Company to profitability will require a combination of both increasing revenues and reducing costs. Since September 2001, management took steps to lower the Company's infrastructure costs, including closing eight unprofitable branch offices, reducing the in-house consulting and administrative staff by 37% and reducing other operating expenses. As a result, the Company reduced its general and administrative expenses for the first six months of fiscal 2003 by 22%, compared with the prior-year period. Management believes that it took all appropriate actions within its control to reduce costs to date, consistent with positioning the Company for the future, and it will continue to evaluate the Company's operations and take appropriate actions to meet the economic challenges ahead in fiscal 2003.

As of September 30, 2002, the Company had recorded the income tax benefit of all available loss carrybacks, and there were approximately $3,600,000 of losses available to reduce state and local taxable income in future years. Under current income tax regulations, any losses that might be incurred by the Company in fiscal 2003 would not result in current tax refunds, but would be carried forward to reduce taxable income in subsequent years.

The Company's primary source of liquidity is normally from its operating activities. Despite recent losses, management believes that existing cash and securities will be adequate to finance current operations for the foreseeable future. Nevertheless, if operating losses were to continue indefinitely, or if the Company's business were to deteriorate further, such losses would have a material, adverse effect on the Company's financial condition. External sources of funding are not likely to be available to support continuing losses.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company was not exposed to material market risks as of March 31, 2003.


Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of a date within 90 days of the filing date of this quarterly report on Form 10-Q, the Company's principal executive officer and its principal financial officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of the evaluation date to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Changes in Internal Controls
There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                   PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 24, 2003, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

Nominees                  Votes For        Votes Withheld

Dennis W. Baker           4,315,824            452,398
Sheldon Brottman          4,316,041            452,181
Delain G. Danehey         4,313,668            454,554
Herbert F. Imhoff, Jr.    4,312,819            455,403
Joseph F. Lizzadro        4,318,000            450,222
Kent M. Yauch             4,321,275            446,947


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits
The following exhibit is filed as part of this report:

No.    Description of Exhibit

99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
       Act of 2002.

99.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
       Act of 2002.


Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  May 12, 2003       By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer
                          (Principal financial officer and
                          duly authorized officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date:  May 12, 2003       By:  /s/ Herbert F. Imhoff, Jr.
                          Herbert F. Imhoff, Jr.
                          Chairman of the Board,
                          Chief Executive Officer, and President
                          (Principal executive officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date:  May 12, 2003       By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer
                          (Principal financial officer)