Form 10-Q
period 2003-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2003-08-08
CIK 40570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003

                               or

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

The number of shares outstanding of the registrant's common stock as of July 31, 2003 was 5,120,776.





                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                     June 30    September 30
                                                        2003            2002
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $4,314        $ 4,759
Accounts receivable, less allowances
   (Jun. 2003 --$309; Sept. 2002 --$312)               1,981          2,255
Income tax refunds receivable                            144          1,540
Other current assets                                     469            428

Total current assets                                   6,908          8,982

Property and equipment:
Furniture, fixtures and equipment                      6,274          6,575
Accumulated depreciation                              (4,821)        (4,693)

Net property and equipment                             1,453          1,882

Goodwill                                               1,088          1,069

Total assets                                          $9,449        $11,933


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                      $  629        $   623
Accrued compensation and payroll taxes                 1,123          1,030
Other current liabilities                                273            291

Total current liabilities                              2,025          1,944

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --             --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,121 shares                                           51             51
Capital in excess of stated value of shares            4,726          4,695
Retained earnings                                      2,647          5,243

Total shareholders' equity                             7,424          9,989

Total liabilities and shareholders' equity            $9,449        $11,933

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                           Three Months         Nine Months
                                          Ended June 30       Ended June 30
(In Thousands, Except Per Share)         2003      2002      2003      2002

Net revenues:
Placement services                    $ 1,357   $ 1,362    $4,113   $ 4,841
Contract services                       3,240     3,372     9,914    10,556

Net revenues                            4,597     4,734    14,027    15,397

Operating expenses:
Cost of contract services               2,246     2,240     6,857     6,988
Selling                                   910     1,044     2,928     3,555
General and administrative              2,314     2,727     6,883     8,581

Total operating expenses                5,470     6,011    16,668    19,124

Loss from operations                     (873)   (1,277)   (2,641)   (3,727)
Interest income                            21        18        45        97

Loss before income taxes                 (852)   (1,259)   (2,596)   (3,630)
Credit for income taxes                    --      (475)       --    (1,375)

Net loss                              $  (852)  $  (784)  $(2,596)  $(2,255)

Net loss per share                    $  (.17)  $  (.15)  $  (.51)  $  (.44)

Average number of shares                5,121     5,121     5,121     5,114

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                Nine Months
                                                              Ended June 30
(In Thousands)                                           2003          2002

Operating activities:
Net loss                                              $(2,596)      $(2,255)
Depreciation and other noncurrent items                   556           577
Accounts receivable                                       274           517
Income tax refunds receivable                           1,396          (400)
Accrued compensation and payroll taxes                     93          (543)
Other current items, net                                  (53)         (129)

Net cash used by operating activities                    (330)       (2,233)

Investing activities:
Acquisition of property and equipment                     (96)          (27)
Acquisition of Generation Technologies, Inc.              (19)         (207)
Maturities of short-term investments                       --           500

Net cash provided (used) by investing activities         (115)          266

Financing activities:
Exercises of stock options                                 --            35

Net cash provided by financing activities                  --            35

Decrease in cash and cash equivalents                    (445)       (1,932)
Cash and cash equivalents at beginning of period        4,759         7,293

Cash and cash equivalents at end of period            $ 4,314       $ 5,361

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

The Company completed a transitional impairment test, as required by Statement No. 142, and determined that there was no impairment of goodwill as of October 1, 2002. Goodwill amortization expense was $18,000 for the nine months ended June 30, 2002.


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

The purchase price was established as an initial cash payment at the time of closing, and three annual earn out payments to be based on earnings of the business, as defined. The Company recorded the first annual payment of $207,000 during the nine months ended June 30, 2002 and the second annual payment of $19,000 during the nine months ended June 30, 2003 as additional goodwill.


Income Taxes

There were no credits for income taxes as a result of the pretax losses for the three and nine-month periods ended June 30, 2003, because the tax losses must be carried forward, and there was not sufficient assurance that a future tax benefit would be realized.

For federal income tax purposes, and for certain states, the tax losses incurred in fiscal 2002 were carried back, and the Company recorded the benefit of those tax refunds. For all other state and local income taxes, the fiscal 2002 losses were carried forward. As of September 30, 2002, the Company had recorded the tax benefit of all available loss carrybacks, and there were approximately $3,600,000 of losses available to reduce state and local taxable income in future years. Under current income tax regulations, any losses incurred by the Company in fiscal 2003 will be carried forward.

The Company received federal income tax refunds of $1,398,000 during the nine months ended June 30, 2003 and $840,000 during the nine months ended June 30, 2002.


Office Closings

The Company closed seven branch offices during the first nine months of fiscal 2003 and four branch offices during the first nine months of fiscal 2002 due to unprofitable operations. General and administrative expenses include provisions for office closings, covering the future lease obligations, of $178,000 in the three-month period ended June 30, 2003, $215,000 in the nine-month period ended June 30, 2003, and $253,000 in the nine-month period ended June 30, 2002.


Line of Credit

The Company's $1,000,000 loan agreement with a bank, which was never utilized, expired on April 30, 2003 and was not renewed.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of June 30, 2003, the Company operated 25 branch offices located in major metropolitan business centers in twelve states.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.


                                           Three Months         Nine Months
                                          Ended June 30       Ended June 30
                                         2003      2002      2003      2002
Net revenues:
Placement services                       29.5%     28.8%     29.3%     31.4%
Contract services                        70.5      71.2      70.7      68.6

Net revenues                            100.0     100.0     100.0     100.0

Operating expenses:
Cost of contract services                48.9      47.3      48.9      45.4
Selling                                  19.8      22.1      20.9      23.1
General and administrative               50.3      57.6      49.1      55.7

Total operating expenses                119.0     127.0     118.8     124.2

Loss from operations                    (19.0)%   (27.0)%   (18.8)%   (24.2)%



Third Quarter Results of Operations

Net Revenues
Consolidated net revenues for the three months ended June 30, 2003 were down $137,000 (3%) from the same period last year. This was due to a $5,000 decrease in placement service revenues and a $132,000 (4%) decrease in contract service revenues. Placement services represented 30% of consolidated net revenues for the period, and contract services represented 70% of the total.

Placement service revenues were down for the quarter due to the combination of an 8% increase in the number of placements and a 7% decrease in the average placement fee. The decrease in contract service revenues was the result of a 5% increase in billable hours, offset by a 9% decrease in the average hourly billing rate.

The Company attributes the decline in revenues to the weak demand for employment services, particularly in the information technology sector, that has lingered since the U.S. economic recession in 2001. The economic weakness, together with competitive pressures, led to lower average service fees and billing rates.


Operating Expenses
Total operating expenses for the quarter were down $541,000 (9%) compared with the same quarter last year.

The cost of contract services was up $6,000, despite lower contract service revenues, resulting in lower profit margins. Due to competitive market conditions, the gross profit margin on contract services declined 2.9 points to 30.7% this quarter, compared with 33.6% the prior year.

Selling expenses decreased $134,000 (13%) this quarter, mainly due to lower recruitment advertising expense. Selling expenses represented 19.8% of consolidated net revenues, which was down
2.3 points from the prior year.


General and administrative expenses decreased $413,000 (15%) for the quarter. Excluding a $178,000 provision for the cost of closing branch offices during the current quarter, general and administrative expenses were down $591,000 (22%). Compensation in the operating divisions decreased 27%, primarily due to a reduction in staff size, while office rent and occupancy costs were down 15% for the quarter. All other general and administrative expenses were down 21%. General and administrative expenses represented 50.3% of consolidated revenues, and that was down 7.3 points from the prior year because expenses declined more sharply than revenues.

To control operating costs, the Company closed eight unprofitable branch offices during the last twelve months. As a result of this and other actions, the Company reduced its in-house consulting and administrative staff by 24% from the prior-year level.


Other Items
The loss from operations was $873,000 for the quarter ended June 30,2003, which was $404,000 (32%) less than last year's operating loss of $1,277,000. The improvement was accomplished, despite lower revenues in the current quarter, through cost reduction actions taken by the Company during the last twelve months.

There was no credit for income taxes for the quarter ended June 30, 2003, because the tax loss for the period must be carried forward, and there was not sufficient assurance that a future tax benefit would be realized. There was an income tax credit of $475,000 in the prior-year quarter.

After interest and taxes, the net loss for the quarter was $852,000, compared with a net loss of $784,000 the prior year.



Nine Months Results of Operations

Net Revenues
For the nine months ended June 30, 2003, the Company's business was adversely affected by the same U.S. economic conditions that affected it in the third quarter. Consolidated net revenues were down $1,370,000 (9%) from the same period last year. This was due to a $728,000 (15%) decrease in placement service revenues and a $642,000 (6%) decrease in contract service revenues. Placement services represented 29% of consolidated net revenues for the period, and contract services represented 71% of the total.

Placement service revenues were down for the period because of a 13% decline in the average placement fee, while the number of placements was about the same as last year. The decrease in contract service revenues was the result of a 4% increase in billable hours, offset by a 9% decrease in the average hourly billing rate.


Operating Expenses
Total operating expenses for the year to date were down
$2,456,000 (13%) compared with the same period last year.

The cost of contract services was down $131,000 (2%), as a result of the lower contract service revenues and lower profit margins. Due to competitive market conditions, the gross profit margin on contract services declined 3.0 points to 30.8% for the year to date, compared with 33.8% the prior year.


Selling expenses decreased $627,000 (18%) for the year to date. Commission expense was down 11% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 35% lower than last year. Selling expenses represented 20.9% of consolidated net revenues, which was down 2.2 points from the prior year.

General and administrative expenses decreased $1,698,000 (20%) for the year to date. Compensation in the operating divisions decreased 26%, primarily due to a reduction in staff size, while office rent and occupancy costs were down 14% for the period. All other general and administrative expenses were down 18%. General and administrative expenses represented 49.1% of consolidated revenues, and that was down 6.6 points from the prior year because expenses declined more sharply than revenues.


Other Items
The loss from operations was $2,641,000 for the nine months ended June 30, 2003, which was $1,086,000 (29%) better than last year's operating loss of $3,727,000. The improvement was accomplished, despite lower revenues in the current year, through cost reduction actions taken by the Company during the last twelve months.

There was no credit for income taxes for the nine months ended June 30, 2003, because the tax loss for the period must be carried forward and there was not sufficient assurance that a future tax benefit would be realized. There was an income tax credit of $1,375,000 in the prior-year period.

After interest and taxes, the net loss for the year to date was $2,596,000, compared with a net loss of $2,255,000 the prior year.



Financial Condition

As of June 30, 2003, the Company had cash and cash equivalents of $4,314,000, which was a decrease of $445,000 from September 30, 2002. Net working capital at June 30, 2003 was $4,883,000, which was a decrease of $2,155,000 compared with September 30, 2002, and the current ratio was 3.4 to 1.

During the nine months ended June 30, 2003, the net cash used by operating activities was $330,000, as the $2,596,000 net loss for the period was partially offset by a $1,396,000 reduction in income tax refunds receivable. All other working capital items provided $314,000, and depreciation and other non-cash expenses provided $556,000. As part of the Company's cash conservation measures, capital expenditures were limited to $96,000 for the period, and there were no cash dividends paid.

All of the Company's office facilities are leased. Information about future minimum lease payments is presented in the notes to the consolidated financial statements contained in the Company's annual report on Form 10-K for the year ended September 30, 2002.

As of June 30, 2003, the Company had no debt outstanding, and there were no off-balance sheet arrangements, unconsolidated subsidiaries, commitments or guarantees of other parties, except as disclosed in the notes to the consolidated financial statements. Shareholders' equity as of June 30, 2003 was $7,424,000, which represented 79% of total assets.


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

The Company's current priority is to minimize the impact of the weak economy, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services improves. Returning the Company to profitability will require a combination of both increasing revenues and reducing costs. Since September 2001, management took steps to lower the Company's infrastructure costs, including closing twelve unprofitable branch offices, reducing the in-house consulting and administrative staff by 42% and reducing other operating expenses. As a result, the Company reduced its general and administrative expenses for the first nine months of fiscal 2003 by 20%, compared with the prior-year period. Management believes that it took all appropriate actions within its control to reduce costs to date, consistent with positioning the Company for the future, and it will continue to evaluate the Company's operations and take appropriate actions to meet the economic challenges ahead.

As of September 30, 2002, the Company had recorded the income tax benefit of all available loss carrybacks, and there were approximately $3,600,000 of losses available to reduce state and local taxable income in future years. Under current income tax regulations, any losses incurred by the Company in fiscal 2003 would not result in current tax refunds, but would be carried forward to reduce taxable income in subsequent years.

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




Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.

The Company was not exposed to material market risks as of June
30, 2003.



Item 4.  Controls and Procedures.

Disclosure Controls and Procedures
As of June 30, 2003, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of June 30, 2003 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Internal Control over Financial Reporting
Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company managements are required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2005, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                        PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

Exhibits
The following exhibits are filed as part of this report:

No.  Description of Exhibit

31 Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.


Reports on Form 8-K
The Company filed the following report on Form 8-K during the quarter ended June 30, 2003:

The Company reported that it issued a press release on April 24, 2003 containing information regarding its results of operations and financial condition for the quarterly period ended
March 31, 2003.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          GENERAL EMPLOYMENT ENTERPRISES, INC.
                                    (Registrant)


Date:  August 8, 2003     By:  /s/ Kent M. Yauch
                          Kent M. Yauch
                          Vice President, Chief Financial Officer
                          and Treasurer (Principal financial
                          officer and duly authorized officer)


