Form 10-K
period 2003-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2003-11-25
CIK 40570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                   FORM 10-K


 [X]  Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act
                                     of 1934

                  For the fiscal year ended September 30, 2003

                                       or

 [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


                       Commission File Number  1-05707

                     GENERAL EMPLOYMENT ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

          Illinois                                   36-6097429
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

One Tower Lane, Suite 2100, Oakbrook Terrace, IL               60181
(Address of principal executive offices)                     (Zip Code)

 Registrant's telephone number, including area code:  (630) 954-0400

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
Common Stock, no par value                    American Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of October 31, 2003 was $5,045,000.

The number of shares outstanding of the registrant's common stock as of October 31, 2003 was 5,120,776.

                          DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the General Employment Enterprises, Inc. Proxy
Statement for the annual meeting of shareholders to be held on February 23, 2004 are incorporated by reference into Part III of this Form 10-K.

                             PART I

Item 1.  Business.

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

The Company's placement services include placing candidates into regular, full-time jobs with client-employers. The Company's contract services include placing its professional employees on temporary assignments, under contracts with client companies. Contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of three months to one year. Management believes that the combination of these two services provides a strong marketing opportunity, because it offers customers a variety of staffing alternatives that includes direct hire, temporary staffing and a contract-to-hire approach to hiring. The percentage of revenues derived from these services is as follows:

                                                      Year Ended September 30
                                                     2003      2002      2001

Placement services                                     29%       32%       52%
Contract services                                      71%       68%       48%


Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2003, it operated 22 branch offices located in downtown or suburban areas of major U.S. cities in 11 states.
The offices were concentrated in Illinois (5) and California (3), with two offices each in Arizona, Indiana, Massachusetts, Ohio and Pennsylvania, and one office each in Florida, Georgia, North Carolina and Texas.

The Company markets its services to prospective clients primarily through telephone marketing by its employment consultants and through mailing of employment bulletins listing candidates available for placement and contract employees available for assignment.

The Company has a diverse customer base, and no single customer accounted for more than 5% of its revenues during any of the last three fiscal years.

Recruiting

The success of the Company is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are recruited through telephone contact by the Company's employment consultants, through classified newspaper advertising and through postings on the Internet. For this purpose, the Company maintains its own Internet web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company uses a computer program to track applicants' skills and match them with job openings. The Company screens and interviews applicants who are presented to its clients.


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

Because the Company focuses its attention on professional staffing positions, particularly in the highly specialized information technology field, it competes by providing services that are dedicated to quality. This is done by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As an added service, the Company provides reference checking, scrutiny of candidates' work experience and optional background checks. In general, pricing is considered to be secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company's pricing.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Boston, Chicago, Columbus (Ohio), Indianapolis, Los Angeles and Phoenix markets help to provide better client services through convenient office locations and the sharing of assignments.


Employees

As of September 30, 2003, the Company had approximately 140 regular employees and 200 contract service employees.

Item 2.  Properties.

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 12,900 square feet of space at that location, under a lease that will expire in January 2006.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 11 states. Generally, the Company enters into six-month leases for new locations, using shared office facilities whenever possible. Established offices are operated from leased space ranging from 1,100 to 4,900 square feet, generally for periods of two to five years, with cancellation clauses after certain periods of occupancy. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.


Item 3.  Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2003, there were no material legal proceedings pending against the Company.


Item 4.  Results of Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the 2003 fiscal year.



                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

Information regarding this item is contained in "Item 8.
Financial Statements and Supplementary Data."

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2003
(number of shares in thousands):


                                                              Number of securi-
                                                               ties remaining
                                                               available for
                          Number of                           future issuance
                        securities to                           under equity
                        be issued upon    Weighted-average     compensation
                         exercise of        exercise price    plans (excluding
                         outstanding       of outstanding       securities
                      options, warrants   options, warrants    reflected in
Plan category             and rights          and rights       first column)

Equity compensation
plans approved by
security holders             552               $1.10                 327

Equity compensation
plans not approved
by security holders           --                  --                  --

Total                        552               $1.10                 327

Item 6.  Selected Financial Data.

                                                       Year Ended September 30
(In Thousands, Except Per Share)      2003     2002     2001     2000     1999
Operating results:
Net revenues                       $18,609  $20,318  $31,035  $39,802  $39,553
Income (loss) from operations       (3,564)  (4,652)  (2,217)   3,577    4,569
Net income (loss)                   (3,506)  (3,214)  (1,066)   2,532    3,025

Per share data:
Net income (loss) - basic          $  (.68)  $ (.63) $  (.21) $   .50  $   .59
Net income (loss) - diluted           (.68)    (.63)    (.21)     .49      .59
Cash dividends declared                 --       --       --      .30      .04

Balance sheet data:
Net working capital                $ 4,333   $7,038  $ 9,444  $11,300  $11,391
Long-term obligations                   --       --       --       --      484
Shareholders' equity                 6,524    9,989   13,077   14,143   13,137
Total assets                         8,691   11,933   15,679   19,979   18,085


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of September 30, 2003, the Company operated 22 offices located in major metropolitan business centers in 11 states.


Overview of Operations

The U.S. economic recession of 2001 and its lingering after-effects significantly affected the Company's results of operations during the three years ended September 30, 2003. It was a period of growing unemployment, as the national unemployment rate stood at 6.1% in September 2003, compared with 5.6% in September 2002 and 4.9% in September 2001.

The national employment conditions, particularly in the information technology sector, resulted in weak demand for the Company's employment services. That weakness, together with competitive market conditions, led to fewer full-time placements by the Company and to declining average service fees and billing rates.

To control operating costs, the Company closed ten branch offices during fiscal 2003, five branch offices during fiscal 2002 and seven branches during fiscal 2001 due to unprofitable operations. Additional cost reductions were achieved through actions to switch recruitment advertising from print media to the Internet, and to reduce administrative compensation.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.

                                                     Year Ended September 30
                                                    2003      2002      2001

Net revenues:
Placement services                                  29.5 %    32.4 %    52.3 %
Contract services                                   70.5      67.6      47.7

Net revenues                                       100.0     100.0     100.0

Operating expenses:
Cost of contract services                           48.7      44.7      31.1
Selling                                             19.9      22.6      32.0
General and administrative                          50.5      55.6      44.0

Total operating expenses                           119.2     122.9     107.1

Loss from operations                               (19.2)%   (22.9)%    (7.1)%



Fiscal 2003 Results of Operations

Net Revenues
Consolidated net revenues for the year ended September 30,2003 were down $1,709,000 (8%) from the prior year. That was due to the combination of a $1,103,000 (17%) decrease in placement service revenues and a $606,000 (4%) decrease in contract service revenues.

Placement service revenues were down for the year because of a 3% decline in the number of placements, together with a 13% decrease in the average placement fee. The decrease in contract service revenues occurred, despite a 7% increase in the number of billable hours, because of an 11% decrease in the average hourly billing rate.


Operating Expenses
Total operating expenses for fiscal 2003 were down $2,797,000
(11%) compared with the prior year.

The cost of contract services was down $14,000, as a result of the lower contract service revenues and lower profit margins. Due to competitive market conditions, the gross profit margin on contract services declined 2.9 points to 30.9% for fiscal 2003, compared with 33.8% the prior year.

Selling expenses decreased $874,000 (19%) for the year.
Commission expense was down 10% due to the lower placement service revenues, while recruitment advertising expense was 43% lower than the prior year. Selling expenses represented 19.9% of consolidated net revenues, which was down 2.7 points from the prior year.

General and administrative expenses include provisions for office closings and asset impairment losses totaling $625,000 in 2003 and $401,000 in 2002. Excluding those charges, general and administrative expenses decreased $2,133,000 (20%) for the year.
Compensation in the operating divisions decreased 24% due to a reduction in the size of the consulting staff, and administrative compensation was reduced by 18% through a combination of lower headcounts and lower executive compensation rates. Overall, the Company reduced its in-house consulting and administrative staff by 22% from the prior-year level. Office rent and occupancy costs were down 15% for the year, due to the effect of office closings during the current and prior year, and all other general and administrative expenses were down 19%. General and administrative expenses represented 50.5% of consolidated revenues, and that was down 5.1 points from the prior year because expenses declined more sharply than revenues.


Other Items
The loss from operations was $3,564,000 for fiscal 2003, which was $1,088,000 (23%) better than the prior year's operating loss of $4,652,000.

Investment income was down $50,000 (46%) for fiscal 2003, due to a combination of lower average funds available for investment and lower average rates of return.

There was no credit for income taxes as a result of the pretax losses in 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that a future tax benefit would be realized. There was an income tax credit of $1,330,000 in fiscal 2002.

As a result, the net loss for the year was $3,506,000, compared with a net loss of $3,214,000 the prior year.



Fiscal 2002 Results of Operations

Net Revenues
Consolidated net revenues for the year ended September 30,2002 were down $10,717,000 (35%) from the prior year. That was due to the combination of a $9,626,000 (59%) decrease in placement service revenues and a $1,091,000 (7%) decrease in contract service revenues.

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

General and administrative expenses include provisions for office closings and asset impairment losses totaling $401,000 in 2002 and $283,000 in 2001. Excluding those charges, general and administrative expenses decreased $2,489,000 (19%) for the year. Compensation in the operating divisions decreased 23% due to a reduction in the size of the consulting staff. Office rent and occupancy costs were down 12% for the year, due to the effect of office closings during the current and prior year. Other office operating costs declined 36% due to fewer offices, and bad debt expense was 63% lower due to the lower volume of business and improved collection experience in 2002. All other general and administrative expenses were up 3%. General and administrative expenses represented 55.6% of consolidated revenues, and that was up 11.6 points from the prior year because revenues declined more sharply than expenses.


Other Items
The effect of lower revenues resulted in a loss from operations of $4,652,000 for the year, compared with a loss from operations of $2,217,000 for the prior year.

Investment income was down $423,000 (80%) for fiscal 2002, due to a combination of lower average funds available for investment and lower average interest rates.

The effective income tax rate was 29% for the year, compared with 37% for the prior year. The lower effective tax rate in fiscal 2002 resulted from recording a $386,000 valuation allowance to reduce net deferred tax assets to zero. The valuation allowance will be reversed in future periods, as a reduction of the provision for income taxes, if it is determined that the deferred tax assets will be realized, based on future taxable income.

As a result, the net loss for the year was $3,214,000, compared with a net loss of $1,066,000 the prior year.


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

The Company's current priority is to minimize the impact of the weak labor market, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services improves. Returning the Company to profitability will require a combination of both increasing revenues and reducing costs.

It is not known how long the weakness in the U. S. labor market will continue to have an adverse effect on the Company's operations. Management believes that the Company's placement service revenues will continue at depressed levels until there is an increase in national business spending on computer equipment and software, leading to a rebound in hiring in the technology sector of the economy. The reduced number of branch offices and consulting staff could inhibit the Company's rate of revenue growth when the demand for its services improves in the future.

During the last three fiscal years, management took steps to lower the Company's infrastructure costs, including closing 22 unprofitable branch offices and reducing the in-house consulting and administrative staff by 58%. As a result, the general and administrative expenses for fiscal 2003 were at their lowest level in five years. Moreover, the consolidated statement of operations reflects $509,000 of operating losses of closed branch offices in fiscal 2003, which will not be incurred in future years. Management believes that it has taken all appropriate actions within its control to reduce costs to date, consistent with positioning the Company for the future, and it will continue to evaluate the Company's operations and take appropriate actions to meet the economic challenges ahead.


Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents of $3,905,000, which was a decrease of $854,000 from the prior year. Net working capital at September 30, 2003 was $4,333,000, which was a decrease of $2,705,000 from the prior year, and the current ratio was 3.0 to 1. The Company had no long-term debt. Shareholders' equity as of September 30, 2003 was $6,524,000, which represented 75% of total assets.

During the year ended September 30, 2003, the net cash used by operating activities was $728,000, as the $3,506,000 net loss for the year was partially offset by depreciation and other non-cash expenses of $927,000. Income tax refunds provided $1,483,000, and all other working capital items provided $368,000. As part of the Company's cash conservation measures, capital expenditures were limited to $107,000 for the year, and there were no cash dividends paid.

As of September 30, 2002, the Company had recorded the income tax benefit of all available loss carrybacks. As of September 30, 2003, there were approximately $2,900,000 of losses available to reduce federal taxable income in future years through 2023, and there were approximately $5,800,000 of losses available to reduce state and local taxable income in future years, expiring from 2005 through 2023.

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


Contractual Obligations

As of September 30, 2003, the Company's contractual obligations were as follows:

(In Thousands)                                       2004      2005      2006

Payments due by period:
Operating lease obligations                        $1,524    $1,273      $395

The above amounts include operating lease obligations for closed offices. The Company had no long-term debt, capital lease obligations, purchase commitments or other long-term liabilities as of September 30, 2003.

Off-Balance Sheet Arrangements

As of September 30, 2003, and during the three years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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

As of October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes accounting standards for the recognition and measurement of the impairment of long-lived assets. The adoption of this new statement did not have a significant effect on the Company's financial position as of September 30, 2003 or on the results of operations for the year then ended.

Business Combinations and Goodwill
Business combinations are recorded by using the purchase method of accounting, whereby the excess of the cost over the identifiable net assets acquired is allocated to goodwill.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2002. In accordance with the statement, the Company performed a transitional impairment test and determined that there was no impairment of goodwill as of October 1, 2002. Pursuant to Statement No. 142, an annual impairment test is performed, under which the estimated fair value of goodwill is compared with its carrying value.

For years ended on and before September 30, 2002, goodwill was being amortized on a straight-line basis over forty years.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

The Company was not exposed to material market risks as of September 30, 2003.

Item 8.  Financial Statements and Supplementary Data.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                           As of September 30
(In Thousands)                                                 2003      2002

ASSETS
Current assets:
Cash and cash equivalents                                   $ 3,905   $ 4,759
Accounts receivable, less allowances
   (2003 -- $238; 2002 -- $312)                               2,095     2,255
Income tax refunds receivable                                    57     1,540
Other current assets                                            443       428

Total current assets                                          6,500     8,982

Property and equipment:
Furniture, fixtures and equipment                             5,037     6,575
Accumulated depreciation and amortization                    (3,934)   (4,693)

Net property and equipment                                    1,103     1,882

Goodwill                                                      1,088     1,069

Total assets                                                $ 8,691   $11,933

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                            $   237   $   235
Accrued compensation and payroll taxes                        1,054     1,030
Other current liabilities                                       876       679

Total current liabilities                                     2,167     1,944

Shareholders' equity:
Preferred stock; authorized -- 100 shares;
   issued and outstanding -- none                                --        --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,121 shares                                                  51        51
Capital in excess of stated value of shares                   4,736     4,695
Retained earnings                                             1,737     5,243

Total shareholders' equity                                    6,524     9,989

Total liabilities and shareholders' equity                  $ 8,691   $11,933

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                                      Year Ended September 30
(In Thousands, Except Per Share)                     2003      2002      2001

Net revenues:
Placement services                                $ 5,488    $6,591   $16,217
Contract services                                  13,121    13,727    14,818

Net revenues                                       18,609    20,318    31,035

Operating expenses:
Cost of contract services                           9,068     9,082     9,659
Selling                                             3,710     4,584     9,918
General and administrative                          9,395    11,304    13,675

Total operating expenses                           22,173    24,970    33,252

Loss from operations                               (3,564)   (4,652)   (2,217)
Investment income                                      58       108       531

Loss before income taxes                           (3,506)   (4,544)   (1,686)
Credit for income taxes                                --    (1,330)     (620)

Net loss                                          $(3,506)  $(3,214)  $(1,066)

Net loss per share - basic and diluted            $  (.68)  $  (.63)  $  (.21)

Average number of shares - basic and diluted        5,121     5,116     5,087

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      Year Ended September 30
(In Thousands)                                       2003      2002      2001

Operating activities:
Net loss                                          $(3,506)  $(3,214)  $(1,066)
Depreciation and amortization                         850       854       857
Other noncurrent items                                 77       138        22
Changes in current assets and current
   liabilities, net of effects from acquisition
   in 2001:
      Accounts receivable                             160       430     1,989
      Income tax refunds receivable                 1,483      (592)     (948)
      Accrued compensation and payroll taxes           24      (723)   (2,038)
      Other, net                                      184       262      (231)

Net cash used by operating activities                (728)   (2,845)   (1,415)

Investing activities:
Acquisition of property and equipment                (107)      (17)     (733)
Acquisition of Generation Technologies, Inc.          (19)     (207)   (1,523)
Maturities of short-term investments                   --       500     5,000

Net cash provided (used) by investing activities     (126)      276     2,744

Financing activities:
Exercises of stock options                             --        35        --
Cash dividends paid                                    --        --    (1,272)

Net cash provided (used) by financing activities       --        35    (1,272)

Increase (decrease) in cash and
   cash equivalents                                  (854)   (2,534)       57
Cash and cash equivalents at beginning
   of year                                          4,759     7,293     7,236

Cash and cash equivalents at end of year          $ 3,905   $ 4,759   $ 7,293

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      Year Ended September 30
(In Thousands, Except Per Share)                     2003      2002      2001

Common shares outstanding:
Number at beginning of year                         5,121     5,087     5,087
Exercises of stock options                             --        34        --

Number at end of year                               5,121     5,121     5,087

Common stock:
Balance at beginning and end of year              $    51   $    51   $    51

Capital in excess of stated value:
Balance at beginning of year                      $ 4,695   $ 4,569   $ 4,569
Stock option expense                                   41        91        --
Exercises of stock options                             --        35        --

Balance at end of year                            $ 4,736   $ 4,695   $ 4,569

Retained earnings:
Balance at beginning of year                      $ 5,243   $ 8,457   $ 9,523
Net loss                                           (3,506)   (3,214)   (1,066)

Balance at end of year                            $ 1,737   $ 5,243   $ 8,457

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company

General Employment Enterprises, Inc. (the "Company") and its wholly-owned subsidiary, Triad Personnel Services, Inc., operate in one industry segment, providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company specializes in providing information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company has a diverse customer base, and no single customer accounted for more than 5% of its revenues during any of the last three fiscal years.


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


Estimates and Assumptions
Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the financial statements, as well as the amounts of reported revenues and expenses during the periods presented. These estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from those estimates. If significant differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include deferred income tax valuation allowances, accounts receivable allowances, impairment of property and equipment, and impairment of goodwill. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.


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


Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The
Company classifies its cash equivalents individually when purchased as either available-for-sale or held-to-maturity securities.


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

As of October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes accounting standards for the recognition and measurement of the impairment of long-lived assets. The adoption of this new statement did not have a significant effect on the Company's financial position as of September 30, 2003 or on the results of operations for the year then ended.


Business Combinations and Goodwill
Business combinations are recorded by using the purchase method of accounting, whereby the excess of the cost over the identifiable net assets acquired is allocated to goodwill.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2002. In accordance with the statement, the Company performed a transitional impairment test and determined that there was no impairment of goodwill as of October 1, 2002. Pursuant to Statement No. 142, an annual impairment test is performed, under which the estimated fair value of goodwill is compared with its carrying value.

For years ended on and before September 30, 2002, goodwill was being amortized on a straight-line basis over forty years.


Disposal Activities
A liability is recorded for the cost of exit or disposal activities in the period when the liability is incurred.


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

For years ended on and before September 30, 2001, the Company did not record compensation expense when stock options were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant, in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Had the Company recorded compensation expense for stock options granted in previous years, and allocated the expense over their vesting periods, the effect on the 2003 and 2002 results of operations would have been insignificant, and the Company's pro forma results of operations in fiscal 2001 would have been as follows:

(In Thousands)                                                           2001

Net loss, as reported                                                 $(1,066)
Stock-based compensation expense, net of tax                               62

Net loss, pro forma                                                   $(1,128)

Net loss per share - basic and diluted:
   As reported                                                        $  (.21)
   Pro forma                                                          $  (.22)


Acquisition

In 2001, the Company completed a transaction to purchase substantially all of the assets and business operations of Generation Technologies, Inc. ("GenTech"), a staffing business in Pittsburgh, Pennsylvania, specializing in information technology professionals. The assets acquired include the business operations, company name, customer lists, interests in office space and equipment, accounts receivable and goodwill.

The purchase price was established as an initial cash payment to the seller and three annual cash payments to be equal to a multiple of the respective year's annual earnings, as defined. The initial cost of the acquisition was $1,523,000, of which $624,000 was allocated to the net assets acquired and $899,000 was allocated to goodwill. In 2002, the Company made the first annual payment in the amount of $207,000 and recorded it as additional goodwill. In 2003, the Company made the second annual payment in the amount of $19,000 and recorded it as additional goodwill.

Based on tests performed using discounted cash flow analysis and multiple of earnings techniques, there was no impairment of goodwill during 2003.

Goodwill amortization expense was $25,000 for the year ended
September 30, 2002 and $11,000 for the year ended September 30,
2001. Accumulated amortization of goodwill was $36,000 as of September 30, 2002.

The results of GenTech's operations are included in the Company's financial statements for periods subsequent to the date of acquisition. The unaudited pro forma results of operations presented below assume that the acquisition had occurred at the beginning of fiscal 2001:

(In Thousands, Except Per Share)                                         2001

Net revenues                                                          $32,894
Net loss                                                                 (936)
Net loss per share - basic and diluted                                   (.18)


This information is presented for informational purposes only.
It is not necessarily indicative of the results that would have been achieved had the acquisition taken place at the beginning of fiscal 2001 or of future results of operations.


Cash and Cash Equivalents

The Company's primary objective for its investment portfolio is to provide maximum protection of principal and high liquidity.
By investing in high-quality securities having relatively short maturity periods, or in money market mutual funds having similar objectives, the Company reduces its exposure to the risks associated with interest rate fluctuations. Investments in securities of corporate issuers are rated A2 and P2 or better. A summary of cash and cash equivalents as of September 30 is as follows:

(In Thousands)                                                 2003      2002

Cash                                                         $1,176    $1,180
Money market funds                                            2,729       408
Commercial paper                                                 --     3,171

Total cash and cash equivalents                              $3,905    $4,759

All cash equivalents held as of September 30, 2003 were classified as available-for-sale securities. Amortized cost approximated market value for all investments, and unrealized gains and losses were not significant.

Income Taxes
The components of the credit for income taxes are as follows:
(In Thousands)                                       2003      2002      2001

Current tax credit:
   U.S. federal                                   $    --   $(1,382)    $(491)
   State and local                                     --       (58)     (101)

Total current tax credit                               --    (1,440)     (592)

Deferred tax provision (credit) related to:
   Temporary differences                             (217)     (144)       39
   Loss carryforwards                              (1,063)     (132)      (67)
   Valuation allowances                             1,280       386        --

Total deferred tax provision (credit)                  --       110       (28)

Credit for income taxes                           $    --   $(1,330)    $(620)


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's credit for income taxes are as follows:

(In Thousands)                                       2003      2002      2001

Income tax credit at statutory
   federal tax rate                               $(1,192)  $(1,545)    $(573)
Federal valuation allowance                         1,186       166        --
State income taxes, including state
   valuation allowance, less federal effect            --        33       (69)
Other                                                   6        16        22

Credit for income taxes                           $    --   $(1,330)    $(620)


The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)                                                 2003      2002

Accrued and deferred rent                                   $   276     $ 188
Accrued compensation                                            156       124
Depreciation and amortization                                   (84)     (196)
Other expenses                                                   56        71
Net operating loss carryforwards                              1,262       199
Valuation allowances                                         (1,666)     (386)

Net deferred income tax asset                                $   --     $  --


The Company received income tax refunds of $1,467,000 in 2003 and $950,000 in 2002. The Company made income tax payments of $26,000 in 2003, $57,000 in 2002 and $423,000 in 2001.

There was no credit for income taxes as a result of the pretax losses in fiscal 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that a future tax benefit would be realized. For federal income tax purposes, and for certain states, the tax losses incurred in fiscal 2002 and fiscal 2001 were carried back, and the Company recorded the benefit of the resulting tax refunds. As of September 30, 2002, the Company had recorded the tax benefit of all available loss carrybacks.
As of September 30, 2003, there were approximately $2,900,000 of losses available to reduce federal taxable income in future years through 2023, and there were approximately $5,800,000 of losses available to reduce state and local taxable income in future years, expiring from 2005 through 2023.


Property and Equipment

Property and equipment, at cost, comprised the following as of September 30:

(In Thousands)                                                 2003      2002

Computer equipment and software                              $3,014    $3,830
Office equipment, furniture and fixtures                      2,023     2,745

Total property and equipment, at cost                        $5,037    $6,575


Due to the closing of branch offices in recent years, the Company identified certain idle office furniture and equipment that were not likely to be returned to service before the end of their estimated useful lives. Based on the estimated fair value of that furniture and equipment, the Company recorded an impairment loss, included in general and administrative expenses, of $177,000 in 2003 and $56,000 in 2002.


Office Closings

The Company closed ten branch offices during fiscal 2003, five branch offices during fiscal 2002 and seven branch offices during fiscal 2001 due to unprofitable operations, and recorded a provision, included in general and administrative expenses, of $448,000 in 2003, $345,000 in 2002 and $283,000 in 2001 covering the future lease obligations of those offices. The rent liability, included in other current liabilities, was as follows as of September 30:

(In Thousands)                                       2003      2002      2001

Balance at beginning of year                        $ 388      $120     $  --
Provision for office closings                         448       345       283
Payments                                             (179)      (77)     (163)

Balance at end of year                              $ 657      $388     $ 120


The combined net revenues and the combined loss from operations of all offices that were closed as of September 30, 2003, included in the consolidated statement of operations, were as follows:

(In Thousands)                                       2003      2002      2001

Net revenues                                      $ 1,080   $ 2,085   $ 5,971
Loss from operations                                 (509)   (1,105)   (1,535)

Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. Established branch offices are generally leased over periods from two to five years, and the corporate headquarters lease expires in 2006. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index. Rent expense was $1,623,000 in 2003, $1,848,000 in 2002 and $1,997,000 in 2001.

As of September 30, 2003, future minimum lease payments under lease agreements having initial terms in excess of one year, including the closed offices, were: 2004 - $1,524,000, 2005 -
$1,273,000 and 2006 - $395,000.


Retirement Plan

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. As of January 1, 2002, the Company adopted a deferred compensation plan for certain officers. Under the plan, the Company contributes a percentage of each participant's earnings to a trust under a defined contribution arrangement. The participants direct the investments of the trust, and the Company does not guarantee investment performance. Participant account balances are payable upon retirement or termination from the Company, subject to certain vesting requirements. The total cost of retirement plans was $134,000 in 2003, $108,000 in 2002 and $101,000 in 2001.


Stock Options

The Company has stock option plans that were approved by the shareholders for directors, officers and employees. As of September 30, 2003, there were stock options outstanding under the Company's 1999 Stock Option Plan, 1997 Stock Option Plan and 1995 Stock Option Plan. Under these plans, incentive or non-statutory stock options may be granted to officers and employees, and they may be exercisable for up to ten years. Outside directors were automatically granted non-statutory options to purchase specified numbers of shares under the terms of the plans. The Compensation and Stock Option Committee of the Board of Directors, which has the authority to select the employees and to determine the terms of each option granted, administers the plans.

In 2002, the Company completed a tender offer to exchange outstanding stock options having an exercise price of $3.00 per share or more for new options having an exercise price equal to the fair market value on the date of grant. Options to purchase 581,000 shares of the Company's common stock were tendered and were accepted by the Company for cancellation, and options to purchase 432,000 shares were issued.

A summary of stock option activity is as follows:

(Number of Shares in Thousands)                      2003      2002      2001

Number of shares outstanding:
Beginning of year                                     574       877       719
Granted                                                --       485       215
Exercised                                              --       (34)       --
Terminated                                            (22)     (754)      (57)

End of year                                           552       574       877

Number of shares exercisable
   at end of year                                     304       312       776
Number of shares available for grant
   at end of year                                     327       305        36

Weighted average option prices per share:
Granted during the year                             $  --    $  .91     $3.03
Exercised during the year                              --       .78        --
Terminated during the year                           6.15      5.21      4.68
Outstanding at end of year                           1.10      1.29      4.86
Exercisable at end of year                           1.20      1.47      5.04


Stock options outstanding as of September 30, 2003 had exercise prices ranging from $.86 per share to $2.46 per share, as follows
(number of shares in thousands):

                                                     Weighted       Average
    Range of          Number         Number           Average      Remaining
Exercise Prices    Outstanding     Exercisable         Price      Life (Years)

Under $1.00            431            228              $ .86           9
$1.00 to $3.00         121             76               1.94           8


The Company adopted the policy of expensing the fair value of stock option awards as of October 1, 2001, applicable to all awards granted on or after that date. Stock option expense was $41,000 in 2003 and $91,000 in 2002.

Stock option expense was calculated using the Black-Scholes option-pricing model to determine the estimated fair value of options granted, and using the following assumptions:



                                                               2002      2001

Weighted average estimated fair value per
   share of stock options granted                             $ .33     $ .99
Expected option life (years)                                   4.00      3.00
Stock price volatility                                           42%       40%
Risk-free interest rate                                         2.6%      5.1%
Dividend yield                                                  -- %      -- %

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

The Board of Directors may authorize the Company to redeem the rights at a price of $.01 per right at any time before they become exercisable. After the rights become exercisable, the Board of Directors may authorize the Company to exchange any unexercised rights at the rate of one share of common stock for each right. The rights are nonvoting and will expire on February 22, 2010.


Severance Arrangements

The Company has an employment agreement with the chief executive officer that provides for the continuation of salary and benefits for a period of three years following the officer's termination of employment by the Company for any reason other than "cause." The Company also has arrangements covering certain other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. Under these circumstances, the Company would be obligated to continue salary for a period of one year in certain cases, to make lump sum payments ranging from $20,000 to $50,000 in other cases, and to provide continued welfare plan benefits for up to two years. As of September 30, 2003, the potential, aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $2,800,000.

GENERAL EMPLOYMENT ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      Year Ended September 30
(In Thousands)                                       2003      2002      2001

Allowance for falloffs and doubtful accounts:
Balance at beginning of year                       $  312     $ 243     $ 512
Additions charged to operating expenses               307       323       884
Adjustments charged (credited) to revenues            (35)       22      (314)
Deductions for bad debt write-offs                   (346)     (276)     (839)

Balance at end of year                             $  238     $ 312     $ 243

Deferred income tax valuation allowances:
Balance at beginning of year                       $  386     $  --     $  --
Additions charged to provision for income taxes     1,280       386        --

Balance at end of year                             $1,666     $ 386     $  --

                 REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheet of General Employment Enterprises, Inc. and subsidiary as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.



                                            /s/ Ernst & Young LLP



Chicago, Illinois
November 7, 2003

GENERAL EMPLOYMENT ENTERPRISES, INC.
SELECTED QUARTERLY FINANCIAL DATA AND MARKET INFORMATION
                                         Fourth     Third    Second     First
(In Thousands, Except Per Share)        Quarter   Quarter   Quarter   Quarter

Fiscal 2003:
Net revenues                             $4,582    $4,597    $4,530    $4,900
Operating expenses(1)                     5,505     5,470     5,636     5,562

Loss from operations                       (923)     (873)   (1,106)     (662)
Investment income                            13        21         6        18

Loss before income taxes                   (910)     (852)   (1,100)     (644)
Credit for income taxes (2)                  --        --        --        --

Net loss                                 $ (910)   $ (852)  $(1,100)   $ (644)

Net loss per share                       $ (.18)   $ (.17)  $  (.21)   $ (.13)
Market price per share:
   High                                     .90       .82       .74       .69
   Low                                      .61       .46       .44       .41


Fiscal 2002:
Net revenues                             $4,921    $4,734    $5,154    $5,509
Operating expenses(1)                     5,846     6,011     6,676     6,437

Loss from operations                       (925)   (1,277)   (1,522)     (928)
Investment income                            11        18        31        48

Loss before income taxes                   (914)   (1,259)   (1,491)     (880)
Provision (credit) for income taxes(2)       45      (475)     (570)     (330)

Net loss                                 $ (959)   $ (784)   $ (921)   $ (550)

Net loss per share                       $ (.19)   $ (.15)   $ (.18)   $ (.11)
Market price per share:
   High                                    1.29      1.99      1.79      1.70
   Low                                      .62      1.20      1.20      1.04

(1) Operating expenses include provisions for office closings and asset impairment losses totaling $410,000 in the 2003 fourth quarter, $178,000 in the 2003 third quarter, $37,000 in the 2003 second quarter, $148,000 in the 2002 fourth quarter and $253,000 in the 2002 second quarter.

(2) There were no credits for income taxes as a result of the pretax losses in fiscal 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that a future tax benefit would be realized. The provision (credit) for income taxes for the 2002 fourth quarter includes a deferred tax valuation allowance of $386,000.


The Company's common stock is traded on the American Stock Exchange under the trading symbol JOB. There were 809 holders of record on October 31, 2003. The Company has declared no cash dividends on its common stock during the last two fiscal years, and there are no intentions to do so in the foreseeable future.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

There were no changes in or disagreements with the Company's independent accountants during the two most recent fiscal years.


Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures
As of September 30, 2003, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of September 30, 2003 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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



                            PART III

Item 10.  Directors, Executive Officers, Promoters and Control
Persons of the Registrant.

Information concerning directors and executive officers is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 11.  Executive Compensation.

Information concerning executive compensation is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Information concerning security ownership of certain beneficial owners and management is set forth in the registrant's Proxy
Statement for the annual meeting of shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 14.   Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.



                             PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are presented in "Item 8. Financial Statements and Supplementary Data."


                                                                         Page

Consolidated Balance Sheet as of September 30, 2003 and 2002               12

Consolidated Statement of Operations for the years
   ended September 30, 2003, 2002 and 2001                                 13

Consolidated Statement of Cash Flows for the years
   ended September 30, 2003, 2002 and 2001                                 14

Consolidated Statement of Shareholders' Equity for the years
   ended September 30, 2003, 2002 and 2001                                 15

Notes to Consolidated Financial Statements                                 16

Schedule II - Valuation and Qualifying Accounts for the years
   ended September 30, 2003, 2002 and 2001                                 25

Report of Independent Auditors                                             26


All other financial statement schedules are omitted because they are not applicable.


Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended September 30, 2003:

The Company reported that it issued a press release on July 24, 2003 containing information regarding its results of operations and financial condition for the quarterly period ended June 30, 2003.

Exhibits

The following exhibits are filed as a part of this report:

No.    Description of Exhibit

2.01   Asset Purchase Agreement Among Triad Personnel Services,
       Inc., Generation Technologies, Inc. and Michael P. Verona dated April 10, 2001. Incorporated by reference to Exhibit 2.01 to the registrant's Form 8-K Current Report dated April 10, 2001.
       Commission File No.   1-05707.

3.01   Articles of Incorporation and amendments thereto.
       Incorporated by reference to Exhibit 3 to the registrant's
       Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No.
       1-05707.

3.02 By-Laws. Incorporated by reference to Exhibit 3(b) of the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, Commission File No. 1-
       05707.

4.01 Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000.

10.01* Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the registrant's Annual
       Report on Form 10-K for the fiscal year ended September
       30, 1990, Commission File No. 1-05707.

10.02 Agreement with Sheldon Brottman dated October 3, 1991. Incorporated by reference to Exhibit 10(l) to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, Commission File No. 1-05707.

10.03* General Employment Enterprises, Inc. 1995 Stock Option
       Plan.  Incorporated by reference to Exhibit 4.1 to the
       registrant's Form S-8 Registration Statement dated April
       25, 1995, Registration No.       33-91550.

10.04* General Employment Enterprises, Inc. 1997 Stock Option
       Plan. Incorporated by reference to Exhibit 10(n) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30,1998, Commission File No. 1-05707.

10.05* Resolution of the Board of Directors adopted September 28,
       1998, amending the General Employment Enterprises, Inc.
       1997 Stock Option Plan. Incorporated by reference to
       Exhibit 10(o) to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, Commission File No. 1-05707.

10.06* General Employment Enterprises, Inc. 1999 Stock Option
       Plan. Incorporated by reference to Exhibit 10 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-05707.

10.07* Employment Agreement with Herbert F. Imhoff, Jr. effective as of August 1, 2001. Incorporated by reference to
       Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission
       File No. 1-05707.

10.08* Chief Executive Officer Bonus Plan, adopted September 24,
       2001. Incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.09* The Corporate Plan for Retirement Select Plan Basic Plan
       Document. Incorporated by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.10* The Corporate Plan for Retirement Select Plan Adoption
       Agreement dated September 27, 2001. Incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.11* First Amendment to the General Employment Enterprises,
       Inc. Executive Retirement Plan dated September 27, 2001. Incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.12* Form of employment agreement with executive officers.
       Incorporated by reference to Exhibit 10.01 to the registrant's Quarterly Report of Form 10-Q for the quarterly period ended December 31, 2001, Commission File
       No. 1-05707.

10.13* Regional Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2001. Incorporated by reference to Exhibit 10.02 to the registrant's Quarterly Report of Form 10-Q for the quarterly period
       ended December 31, 2001, Commission File No.    1-05707.

10.14* Agreement with Herbert F. Imhoff, Jr., effective August 1,
       2002. Incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, Commission File No. 1-05707.

14.01  General Employment Enterprises, Inc. Code of Ethics for
       Financial Officers adopted as of October 1, 2003.

23.01  Consent of Independent Auditors.

31.01  Certification of the principal executive officer required
       by Rule   13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02 Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01  Certifications required by Rule 13a-14(a) or Rule 15d-
       14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 24, 2003         By:   /s/  Herbert F. Imhoff, Jr.
                                 Herbert F. Imhoff, Jr.
                                 Chairman of the Board, Chief
                                 Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 24, 2003         By:   /s/  Herbert F. Imhoff, Jr.
                                 Herbert F. Imhoff, Jr., Director
                                 Chairman of the Board, Chief
                                 Executive Officer and President
                                 (Principal executive officer)


Date:  November 24,2003          By:   /s/  Kent M. Yauch
                                 Kent M. Yauch, Director
                                 Vice President, Chief Financial
                                 Officer and Treasurer (Principal
                                 financial and accounting officer)


Date:  November 24, 2003         By:   /s/  Dennis W. Baker
                                 Dennis W. Baker, Director


Date:  November 24, 2003         By:   /s/  Sheldon Brottman
                                 Sheldon Brottman, Director


Date:  November 24, 2003         By:   /s/  Delain G. Danehey
                                 Delain G. Danehey, Director


Date:  November 24, 2003         By:   /s/  Joseph F. Lizzadro
                                 Joseph F. Lizzadro, Director


