Form 10QSB
period 2003-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2004-02-05
CIK 40570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

  [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended December 31, 2003

                                     or

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

                            (630) 954-0400
                       (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

The number of shares outstanding of the issuer's common stock as of December 31, 2003 was 5,120,776.

Transitional small business disclosure format      Yes [ ]    No [X]







                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                December 31    September 30
                                                       2003            2003
(In Thousands)                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                            $ 3,301        $ 3,905
Accounts receivable, less allowances
   (Dec. 2003--$274; Sept. 2003--$238)                 2,094          2,095
Other current assets                                     479            500

Total current assets                                   5,874          6,500

Property and equipment:
Furniture, fixtures and equipment                      4,953          5,037
Accumulated depreciation and amortization             (4,020)        (3,934)

Net property and equipment                               933          1,103

Goodwill                                               1,088          1,088

Total assets                                         $ 7,895        $ 8,691


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes               $   853        $ 1,054
Other current liabilities                                971          1,113

Total current liabilities                              1,824          2,167

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --             --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,121 shares                                           51             51
Capital in excess of stated value of shares            4,745          4,736
Retained earnings                                      1,275          1,737

Total shareholders' equity                             6,071          6,524

Total liabilities and shareholders' equity           $ 7,895        $ 8,691

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                               Three Months
                                                          Ended December 31
(In Thousands, Except Per Share)
                                                             2003      2002

Net revenues:
Contract services                                          $3,392    $3,280
Placement services                                          1,171     1,620

Net revenues                                                4,563     4,900

Operating expenses:
Cost of contract services                                   2,370     2,217
Selling                                                       803     1,124
General and administrative                                  1,869     2,221

Total operating expenses                                    5,042     5,562

Loss from operations                                         (479)     (662)
Investment income                                              17        18

Loss before income taxes                                     (462)     (644)
Credit for income taxes                                        --        --

Net loss                                                   $ (462)   $ (644)

Net loss per share - basic and diluted                      $(.09)   $ (.13)

Average number of shares - basic and diluted                5,121     5,121

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                               Three Months
                                                          Ended December 31
(In Thousands)                                          2003           2002

Operating activities:
Net loss                                              $ (462)        $ (644)
Depreciation and other noncurrent items                  179            189
Accounts receivable                                        1             71
Accrued compensation and payroll taxes                  (201)          (158)
Other current items, net                                (121)           (94)

Net cash used by operating activities                   (604)          (636)

Investing activities:
Acquisition of property and equipment                     --            (45)

Net cash used by investing activities                     --            (45)

Decrease in cash and cash equivalents                   (604)          (681)
Cash and cash equivalents at beginning of period       3,905          4,759

Cash and cash equivalents at end of period            $3,301         $4,078

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 2003.


Income Taxes

There were no credits for income taxes as a result of the pretax losses for the three months ended December 31, 2003 and 2002, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that future tax benefits would be realized.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview of Operations

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of December 31, 2003, the Company operated 21 offices located in major metropolitan business centers in 11 states.

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

Through competitive pricing practices, the Company was able to stimulate the demand for its contract services during the quarter ended December 31, 2003, which resulted in an increase in billable hours. However, weakness in the demand for placement services persisted throughout the quarter, and the Company had fewer full-time placements than the prior-year quarter. Soft market conditions and competitive pressures resulted in lower average fees in both operating divisions.

To control operating costs, the Company closed eight branch offices during the last twelve months due to unprofitable operations.


A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.


                                                               Three Months
                                                          Ended December 31

                                                             2003      2002
Net revenues:
Contract services                                            74.3%     66.9%
Placement services                                           25.7      33.1

Net revenues                                                100.0     100.0

Operating expenses:
Cost of contract services                                    51.9      45.2
Selling                                                      17.6      22.9
General and administrative                                   41.0      45.3

Total operating expenses                                    110.5     113.5

Loss from operations                                        (10.5)%   (13.5)%


First Quarter Results of Operations

Net Revenues
Consolidated net revenues for the three months ended December 31,2003 were down $337,000 (7%) from the prior year. That was due to the combination of a $112,000 (3%) increase in contract services revenues and a $449,000 (28%) decrease in placement service revenues.

The increase in contract services revenues occurred because of an 18% increase in the number of billable hours, which was partially offset by a 14% decrease in the average hourly billing rate. Placement service revenues were down for the period because of a 20% decline in the number of placements, together with a 9% decrease in the average placement fee.

Operating Expenses
Total operating expenses for the three months ended December 31, 2003 were down $520,000 (9%) compared with the prior year.

The cost of contract services was up $153,000 (7%), as a result of the higher contract service revenues and lower profit margins. Due to competitive market conditions, the gross profit margin on contract services declined 2.3 points to 30.1% for the three months ended December 31, 2003, compared with 32.4% the prior year.

Selling expenses decreased $321,000 (29%) for the period.
Commission expense was down 30% due to the lower placement service revenues, while recruitment advertising expense was 40% lower than the prior year. Selling expenses represented 17.6% of consolidated net revenues, which was down 5.3 points from the prior year.

General and administrative expenses decreased $352,000 (16%) for the three months ended December 31, 2003. Compensation in the operating divisions decreased 18% due to a reduction in the size of the consulting staff. Office rent and occupancy costs were down 21% for the period, due to the effect of office closings, and all other general and administrative expenses were down 13%. General and administrative expenses represented 41.0% of consolidated revenues, and that was down 4.3 points from the prior year because expenses declined more sharply than revenues.


Other Items
The loss from operations was $479,000 for the three months ended
December 31, 2003, which was $183,000 (28%) better than the prior year's operating loss of $662,000.

Investment income for the three months ended December 31, 2003 was $17,000, compared with $18,000 the prior year.

There were no credits for income taxes as a result of the pretax losses for the three months ended December 31, 2003 and 2002, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that future tax benefits would be realized.

As a result, the net loss for the three months ended December 31, 2003 was $462,000, compared with a net loss of $644,000 the prior year.


Outlook

The Company's current priority is to minimize the impact of the weak labor market, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services improves. Returning the Company to profitability will require an increase in overall revenues.

It is not known how long the weakness in the U. S. labor market will continue to have an adverse effect on the Company's operations. Management believes that the Company's placement service revenues will continue at depressed levels until there is a sustained increase in national business spending on computer equipment and software, leading to a rebound in hiring in the technology sector of the economy. The reduced number of branch offices and consulting staff could inhibit the Company's rate of revenue growth when the demand for its services improves in the future.

Management believes that it has taken appropriate actions within its control to reduce costs to date, consistent with positioning the Company for the future, and it will continue to evaluate the Company's operations and take appropriate actions to meet the economic challenges ahead.


Liquidity and Capital Resources

As of December 31, 2003, the Company had cash and cash equivalents of $3,301,000, which was a decrease of $604,000 from September 30, 2003. Net working capital at December 31, 2003 was $4,050,000, which was a decrease of $283,000 from September 30, 2003, and the current ratio was 3.2 to 1. The Company had no long-term debt. Shareholders' equity as of December 31, 2003 was $6,071,000, which represented 77% of total assets.

During the three months ended December 31, 2003, the net cash used by operating activities was $604,000. The $462,000 net loss for the period was partially offset by depreciation and other non-cash expenses of $179,000, and working capital items used $321,000. As part of the Company's cash conservation measures, there were no capital expenditures or cash dividends paid during the period.

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


Off-Balance Sheet Arrangements

As of December 31, 2003, and during the three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2003, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of December 31, 2003 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


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

32.01 Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of
       Title 18 of the United States Code.




                   PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003:

The Company reported that it issued a press release on November 24, 2003 containing information regarding its results of operations and financial condition for the fiscal year ended
September 30, 2003.

The Company reported that it engaged BDO Seidman, LLP to serve as the Company's independent auditors and to audit the Company's consolidated financial statements for the fiscal year ending September 30, 2004, and that Ernst & Young LLP was dismissed as the Company's auditors, effective as of December 23, 2003.


                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  February 5, 2004              By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)


