Form 10QSB
period 2004-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2004-05-06
CIK 40570

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-QSB

  [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                 For the quarterly period ended March 31, 2004

                                      or

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

The number of shares outstanding of the issuer's common stock as of March 31, 2004 was 5,135,894.

Transitional small business disclosure format:       Yes [ ]    No [X]




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                    March 31    September 30
                                                        2004            2003
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                            $ 3,360         $ 3,905
Accounts receivable, less allowances
   (Mar. 2004--$236; Sept. 2003--$238)                 1,870           2,095
Other current assets                                     560             500

Total current assets                                   5,790           6,500

Property and equipment:
Furniture, fixtures and equipment                      4,940           5,037
Accumulated depreciation and amortization             (4,139)         (3,934)

Net property and equipment                               801           1,103

Goodwill                                               1,088           1,088

Total assets                                         $ 7,679         $ 8,691


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes               $ 1,170         $ 1,054
Other current liabilities                                862           1,113

Total current liabilities                              2,032           2,167

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,136 shares in March 2004 and
   5,121 shares in September 2003                         51              51
Capital in excess of stated value of shares            4,766           4,736
Retained earnings                                        830           1,737

Total shareholders' equity                             5,647           6,524

Total liabilities and shareholders' equity           $ 7,679         $ 8,691

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                          Three Months            Six Months
                                        Ended March 31        Ended March 31
(In Thousands, Except Per Share)        2004      2003        2004      2003

Net revenues:
Contract services                    $ 3,193   $ 3,394     $ 6,585   $ 6,674
Placement services                     1,354     1,136       2,525     2,756

Net revenues                           4,547     4,530       9,110     9,430

Operating expenses:
Cost of contract services              2,367     2,394       4,737     4,611
Selling                                  878       894       1,681     2,018
General and administrative             1,753     2,348       3,622     4,569

Total operating expenses               4,998     5,636      10,040    11,198

Loss from operations                    (451)   (1,106)       (930)   (1,768)
Investment income                          6         6          23        24

Net loss                             $  (445)  $(1,100)    $  (907)  $(1,744)

Average number of shares -
   basic and diluted                   5,132     5,121       5,127     5,121

Net loss per share -
   basic and diluted                 $  (.09)  $  (.21)    $  (.18)  $  (.34)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                  Six Months
                                                              Ended March 31
(In Thousands)                                           2004           2003

Operating activities:
Net loss                                              $ (907)        $(1,744)
Depreciation and other noncurrent items                  324             374
Accounts receivable                                      225              53
Income tax refunds receivable                              2           1,287
Accrued compensation and payroll taxes                   116             111
Other current items, net                                (313)           (209)

Net cash used by operating activities                   (553)           (128)

Investing activities:
Acquisition of property and equipment                     (5)            (90)

Net cash used by investing activities                     (5)            (90)

Financing activities:
Exercises of stock options                                13              --

Net cash provided by financing activities                 13              --

Decrease in cash and cash equivalents                   (545)           (218)
Cash and cash equivalents at beginning of period       3,905           4,759

Cash and cash equivalents at end of period            $3,360         $ 4,541

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


Income Taxes

There were no credits for income taxes as a result of the pretax losses in fiscal 2004 and fiscal 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that future tax benefits would be realized.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview of Operations

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of March 31, 2004, the Company operated 21 branch offices located in 11 states.

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

Consolidated net revenues for the second quarter of fiscal 2004 were up fractionally from the second quarter of last year, including a 19% increase in placement service revenues. The improvement is attributable to increases in the number of placements and billable contract hours, despite lower average hourly billing rates. It was the first year-over-year increase in quarterly revenues in over three years.

Consolidated net revenues for the first six months of fiscal 2004 were down 3% compared with last year. Soft market conditions and competitive pricing pressures resulted in lower average fees in both operating divisions. However, the effect of lower average fees was partially offset by an increase in the number of billable contract hours.

The Company closed six unprofitable branch offices during the last twelve months. These and other actions taken by management to control costs resulted in significant reductions in the Company's operating losses. For the six months ended March 31, 2004, the Company achieved a 10% reduction in total operating expenses, and the loss from operations was reduced by 47%.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.


                                                                  Six Months
                                                              Ended March 31
                                                              2004      2003
Net revenues:
Contract services                                             72.3%     70.8%
Placement services                                            27.7      29.2

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     52.0      48.9
Selling                                                       18.5      21.4
General and administrative                                    39.8      48.5

Total operating expenses                                     110.2     118.7

Loss from operations                                         (10.2)%   (18.7)%



Six Months Results of Operations

Net Revenues
Consolidated net revenues for the six months ended March 31, 2004 were down $320,000 (3%) from the prior year. That was due to the combination of an $89,000 (1%) decrease in contract service revenues and a $231,000 (8%) decrease in placement service revenues.

The decrease in contract service revenues occurred because of a 14% decrease in the average hourly billing rate, which was substantially offset by a 14% increase in the number of billable hours. Placement service revenues were down for the period because of a 7% decrease in the number of placements, together with a 2% decrease in the average placement fee.

Operating Expenses
Total operating expenses for the six months ended March 31, 2004 were down $1,158,000 (10%) compared with the prior year.

The cost of contract services was up $126,000 (3%) as a result of the higher number of billable hours. Due to competitive market conditions, the gross profit margin on contract services declined
2.8 points to 28.1% for the six months ended March 31, 2004, compared with 30.9% the prior year.

Selling expenses decreased $337,000 (17%) for the period. Commission expense was down 15% due to the lower placement service revenues and lower commissionable profits, while recruitment advertising expense was 38% lower than the prior year. Selling expenses represented 18.5% of consolidated net revenues, which was down 2.9 points from the prior year.

General and administrative expenses decreased $947,000 (21%) for the six months ended March 31, 2004. Compensation in the operating divisions decreased 23% due to a reduction in the size of the consulting staff. Office rent and occupancy costs were down 22% for the period, due to the effect of office closings, and all other general and administrative expenses were down 17%. General and administrative expenses represented 39.8% of consolidated revenues, and that was down 8.7 points from the prior year because expenses declined more sharply than revenues.

There were no credits for income taxes as a result of the pretax losses in fiscal 2004 and fiscal 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that future tax benefits would be realized.


Outlook

The Company's current priority is to minimize the impact of the weak labor market, to return the Company to profitability as soon as possible, and to be positioned for growth when the demand for its services improves. Returning the Company to profitability will require an increase in overall revenues.

Management believes that the key to returning the Company to profitability will be a sustained increase in national business spending on computer equipment and software, leading to a rebound in hiring in the technology sector of the economy.

Management believes that it has taken appropriate actions within its control to reduce costs to date, consistent with positioning the Company for the future. It will continue to evaluate the Company's operations and take appropriate actions to meet the economic challenges ahead.


Liquidity and Capital Resources

As of March 31, 2004, the Company had cash and cash equivalents of $3,360,000, which was a decrease of $545,000 from September 30, 2003. Net working capital at March 31, 2004 was $3,758,000, which was a decrease of $575,000 from September 30, 2003, and the current ratio was 2.8 to 1. The Company had no long-term debt. Shareholders' equity as of March 31, 2004 was $5,647,000, which represented 74% of total assets.

During the six months ended March 31, 2004, the net cash used by operating activities was $553,000. The $907,000 net loss for the period was partially offset by depreciation and other non-cash expenses of $324,000, and working capital items provided $30,000.

The Company's primary source of liquidity is normally from its operating activities. Despite recent operating losses, the Company had positive cash flow of $59,000 for the second quarter of fiscal 2004. Management believes that existing cash balances will be adequate to finance current operations for the foreseeable future. Nevertheless, if operating losses were to continue indefinitely, or if the Company's business were to deteriorate, such losses would have a material, adverse effect on the Company's financial condition. External sources of funding are not likely to be available to support continuing losses.

Off-Balance Sheet Arrangements

As of March 31, 2004, and during the six months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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



Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2004, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of March 31, 2004 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Internal Control over Financial Reporting

Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company managements are required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2005, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter. The Company maintains a system of internal control over financial reporting. However, as of March 31, 2004, it had not performed the required evaluations mentioned above.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 23, 2004, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for elections and the number of votes withheld, are presented below:

Nominees                   Votes For     Votes Withheld

Dennis W. Baker            4,709,873         81,367
Sheldon Brottman           4,655,372        135,868
Delain G. Danehey          4,709,773         81,467
Herbert F. Imhoff, Jr.     4,707,316         83,924
Joseph F. Lizzadro         4,709,556         81,684
Kent M. Yauch              4,707,948         83,292



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


Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended March 31, 2004:

The Company reported that it issued a press release on January 27, 2004 containing information regarding its results of operations and financial condition for the quarter ended December 31, 2003.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  May 6, 2004                   By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)