Form 10QSB
period 2004-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2004-08-11
CIK 40570

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                     FORM 10-QSB

  [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                    Act of 1934

                    For the quarterly period ended June 30, 2004

                                         or

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

The number of shares outstanding of the issuer's common stock as of June 30, 2004 was 5,135,894.

Transitional small business disclosure format:     Yes [ ]   No  [X]









                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                   June 30    September 30
                                                      2004            2003
(In Thousands)                                  (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                          $ 3,447        $ 3,905
Accounts receivable, less allowances
   (June 2004--$302; Sept. 2003--$238)               1,914          2,095
Other current assets                                   512            500

Total current assets                                 5,873          6,500

Property and equipment:
Furniture, fixtures and equipment                    4,943          5,037
Accumulated depreciation and amortization           (4,262)        (3,934)

Net property and equipment                             681          1,103

Goodwill                                             1,088          1,088

Total assets                                       $ 7,642        $ 8,691


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes             $ 1,222        $ 1,054
Other current liabilities                              777          1,113

Total current liabilities                            1,999          2,167

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                       --             --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,136 shares in June 2004 and
   5,121 shares in September 2003                       51             51
Capital in excess of stated value of shares          4,774          4,736
Retained earnings                                      818          1,737

Total shareholders' equity                           5,643          6,524

Total liabilities and shareholders' equity         $ 7,642        $ 8,691

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                          Three Months           Nine Months
                                         Ended June 30         Ended June 30
(In Thousands, Except Per Share)        2004      2003        2004      2003

Net revenues:
Contract services                    $ 3,269   $ 3,240     $ 9,854   $ 9,914
Placement services                     1,821     1,357       4,346     4,113

Net revenues                           5,090     4,597      14,200    14,027

Operating expenses:
Cost of contract services              2,413     2,246       7,150     6,857
Selling                                1,037       910       2,718     2,928
General and administrative             1,660     2,314       5,282     6,883

Total operating expenses               5,110     5,470      15,150    16,668

Loss from operations                     (20)     (873)       (950)   (2,641)
Investment income                          8        21          31        45

Net loss                             $   (12)  $  (852)    $  (919)  $(2,596)

Average number of shares -
   basic and diluted                   5,136     5,121       5,130     5,121

Net loss per share -
   basic and diluted                 $    --   $  (.17)    $  (.18)  $  (.51)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                Nine Months
                                                              Ended June 30
(In Thousands)                                          2004           2003

Operating activities:
Net loss                                             $  (919)       $(2,596)
Depreciation and other noncurrent items                  462            556
Accounts receivable                                      181            274
Income tax refunds receivable                             41          1,396
Accrued compensation and payroll taxes                   168             93
Other current items, net                                (389)           (53)

Net cash used by operating activities                   (456)          (330)

Investing activities:
Acquisition of property and equipment                    (15)           (96)
Acquisition of Generation Technologies, Inc.              --            (19)

Net cash used by investing activities                    (15)          (115)

Financing activities:
Exercises of stock options                                13             --

Net cash provided by financing activities                 13             --

Decrease in cash and cash equivalents                   (458)          (445)
Cash and cash equivalents at beginning of period       3,905          4,759

Cash and cash equivalents at end of period           $ 3,447        $ 4,314

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


Office Closings

The Company closed two branch offices during the first nine months of fiscal 2004 and seven branch offices during the first nine months of fiscal 2003, due to unprofitable operations. General and administrative expenses include provisions for office closings, covering the future lease obligations, of $17,000 and $42,000, respectively, in the three and nine-month periods ended June 30, 2004, and $178,000 and $215,000, respectively, in the three and nine month periods ended June 30, 2003.


Income Taxes

There were no credits for income taxes as a result of the pretax losses in fiscal 2004 and fiscal 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that future tax benefits would be realized.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview of Operations

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of June 30, 2004, the Company operated 20 branch offices located in 11 states.

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The demand for the Company's employment services was adversely affected by the lingering weakness in the employment market caused by economic and political uncertainties that followed the U.S. economic recession and terrorist attacks in 2001. However, beginning in the second quarter of fiscal 2004, the Company has experienced an improvement in the demand for its placement services.

Consolidated net revenues for the third quarter of fiscal 2004 were up 11% from the third quarter of last year, including a 34% increase in placement service revenues. The improvement is attributable to increases in the number of placements and billable contract hours, despite lower average hourly billing rates.

Consolidated net revenues for the first nine months of fiscal
2004 were up 1% compared with last year. The number of placements and billable contract hours were both up for the year to date. However, competitive market conditions resulted in a lower average hourly billing rate for contract services.

The Company closed twelve unprofitable branch offices since the beginning of fiscal 2003. Because of these and other actions taken by management, the Company achieved a 9% reduction in total operating expenses for the nine months ended June 30, 2004. Due to the effect of higher revenues and lower operating costs, the loss from operations was reduced by 64% for the year to date.

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.


                                                             Nine Months
                                                           Ended June 30
                                                          2004      2003
Net revenues:
Contract services                                         69.4%     70.7%
Placement services                                        30.6      29.3

Net revenues                                             100.0     100.0

Operating expenses:
Cost of contract services                                 50.4      48.9
Selling                                                   19.1      20.9
General and administrative                                37.2      49.1

Total operating expenses                                 106.7     118.8

Loss from operations                                      (6.7)%   (18.8)%



Nine Months Results of Operations

Net Revenues
Consolidated net revenues for the nine months ended June 30, 2004 were up $173,000 (1%) from the prior year. That was due to the combination of a $60,000 (1%) decrease in contract service revenues and a $233,000 (6%) increase in placement service revenues.

The decrease in contract service revenues occurred because of a 15% decrease in the average hourly billing rate, which was substantially offset by a 16% increase in the number of billable hours. Placement service revenues were up for the period because of a 7% increase in the number of placements.

Operating Expenses
Total operating expenses for the nine months ended June 30, 2004 were down $1,518,000 (9%) compared with the prior year.

The cost of contract services was up $293,000 (4%) as a result of the higher number of billable hours. Due to competitive market conditions, the gross profit margin on contract services declined
3.4 points to 27.4% for the nine months ended June 30, 2004, compared with 30.8% the prior year.

Selling expenses decreased $210,000 (7%) for the period, despite the higher placement service revenues, because of a 35% reduction in recruitment advertising expense. Selling expenses represented 19.1% of consolidated net revenues, which was down 1.8 points from the prior year.

General and administrative expenses include provisions for office closings totaling $42,000 in 2004 and $215,000 in 2003.
Excluding those charges, general and administrative expenses decreased $1,428,000 (21%) for the nine months ended June 30, 2004. Compensation in the operating divisions decreased 27% due to a reduction in the size of the consulting staff. Office rent and occupancy costs were down 22% for the period, due to the effect of office closings, and all other general and administrative expenses were down 15%. General and administrative expenses represented 37.2% of consolidated revenues, and that was down 11.9 points from the prior year.

There were no credits for income taxes as a result of the pretax losses in fiscal 2004 and fiscal 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that future tax benefits would be realized.


Outlook

The Company's current priority is to return to profitability. Management believes that it has taken appropriate actions to reduce operating costs as far as possible, consistent with positioning the Company for future growth. The improvement in national hiring patterns and the improved demand for the Company's services during the two most recent quarters resulted in improved operating performance for the Company, and the net loss was reduced to just $12,000 for the quarter ended June 30, 2004. Management believes that continued improvement for the Company will depend on continued improvement in the U.S. jobs market.


Liquidity and Capital Resources

As of June 30, 2004, the Company had cash and cash equivalents of $3,447,000, which was a decrease of $458,000 from September 30, 2003. Net working capital at June 30, 2004 was $3,874,000, which was a decrease of $459,000 from September 30, 2003, and the current ratio was 2.9 to 1. The Company had no long-term debt. Shareholders' equity as of June 30, 2004 was $5,643,000, which represented 74% of total assets.

During the nine months ended June 30, 2004, the net cash used by operating activities was $456,000. The $919,000 net loss for the period included depreciation and other non-cash expenses of $462,000.

The Company's primary source of liquidity is normally from its operating activities. Despite recent operating losses, the Company had positive cash flow of $87,000 for the third quarter of fiscal 2004. Management believes that existing cash balances will be adequate to finance current operations for the foreseeable future. Nevertheless, if operating losses were to continue indefinitely, or if the Company's business were to deteriorate, such losses would have a material, adverse effect on the Company's financial condition. External sources of funding are not likely to be available to support continuing losses.

Off-Balance Sheet Arrangements

As of June 30, 2004, and during the nine months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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



Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2004, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of June 30, 2004 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Internal Control over Financial Reporting

Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company managements are required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2005, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter. The Company maintains a system of internal control over financial reporting. However, as of June 30, 2004, it had not performed the required evaluations mentioned above.

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


Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended June 30, 2004:

The Company reported that it issued a press release on April 28, 2004 containing information regarding its results of operations and financial condition for the quarter ended March 31, 2004.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  August 11, 2004               By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)