Form 10KSB
period 2004-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2004-11-23
CIK 40570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-KSB


[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the fiscal year ended September 30, 2004

                                     or

[ ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                       Commission File Number 1-05707

                     GENERAL EMPLOYMENT ENTERPRISES, INC.
               (Name of small business issuer in its charter)

               Illinois                                   36-6097429
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

      One Tower Lane, Suite 2100, Oakbrook Terrace, IL         60181
       (Address of principal executive offices)              (Zip Code)

     Issuer's telephone number, including area code:  (630) 954-0400

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no
disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [X]

The issuer's revenues for the most recent fiscal year were $17,981,000.

The aggregate market value of the common stock held by non-affiliates as of October 31, 2004 was $11,341,000.

The number of shares outstanding of the issuer's common stock as of October 31, 2004 was 5,135,894.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy
Statement for the annual meeting of shareholders to be held on February 28, 2005 are incorporated by reference into Part III of this Form 10-KSB.

Transitional small business disclosure format:  Yes [ ]    No [X]




                             PART I


Item 1, Description of Business.

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

                                                     Year Ended September 30
                                                         2004           2003

Contract services                                          65%            68%
Placement services                                         35%            32%


Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2004, it operated 19 branch offices located in downtown or suburban areas of major U.S. cities in 10 states.
The offices were concentrated in Illinois (4) and California (3), with two offices each in Arizona, Indiana, Massachusetts and Ohio, and one office each in Florida, Georgia, North Carolina and Texas.

The Company markets its services to prospective clients primarily through telephone marketing by its employment consultants and through mailing of employment bulletins listing candidates available for placement and contract employees available for assignment.

The Company has a diverse customer base, and no single customer accounted for more than 5% of its revenues during either of the last two fiscal years.


Recruiting

The success of the Company is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are recruited through telephone contact by the Company's employment consultants, through postings on the Internet, and through classified newspaper advertising. For Internet postings, the Company maintains its own web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company uses a computer program to track applicants' skills and match them with job openings. The Company screens and interviews applicants who are presented to its clients.


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


Employees

As of September 30, 2004, the Company had approximately 150 regular employees and 190 contract service employees.


Item 2, Description of Property.

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 12,900 square feet of space at that location, under a lease that will expire in January 2006.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 10 states. Generally, the Company enters into six-month leases for new locations, using shared office facilities whenever possible. Established offices are operated from leased space ranging from 1,100 to 2,100 square feet, generally for periods of two to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.


Item 3, Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2004, there were no material legal proceedings pending against the Company.


Item 4, Results of Votes of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the 2004 fiscal year.


                             PART II

Item 5, Market for Common Equity, Related Stockholder Matters and
Small Business Issuer Purchases of Equity Securities.

The Company's common stock is traded on the American Stock
Exchange under the trading symbol JOB. The high and low common stock prices per share were as follows:

                                        Fourth     Third     Second     First
                                       Quarter   Quarter    Quarter   Quarter

Fiscal 2004:
Market price per share:
   High                                  $ 2.58    $ 1.90    $ 1.95    $ 1.79
   Low                                     1.62      1.23      1.05       .87

Fiscal 2003:
Market price per share:
   High                                  $  .90    $  .82    $  .74    $  .69
   Low                                      .61       .46       .44       .41


There were 813 holders of record on October 31, 2004.  The
Company has declared no cash dividends on its common stock during the last two fiscal years, and there are no intentions to do so in the foreseeable future.


Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2004 (number of shares in thousands):

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

Equity compensation
plans approved by
security holders             458                 $1.08               406

Equity compensation
plans not approved
by security holders           --                    --                --

Total                        458                 $1.08               406


Item 6, Management's Discussion and Analysis or Plan of Operation.

Overview of Operations

The Company provides placement and contract staffing services for business and industry, specializing in the placement of professional information technology, engineering and accounting professionals. As of September 30, 2004, the Company operated 19 branch offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. During fiscal 2004, the Company experienced an increase in the demand for its placement services, as the U.S. jobs market improved. The national unemployment rate decreased to 5.4% in September 2004 from 6.1% in September 2003. Previously, through fiscal 2003, the demand for the Company's employment services was adversely affected by the lingering weakness in the employment market caused by economic and political uncertainties that followed the U.S. economic recession and terrorist attacks in 2001.

As a result of the increased demand for the Company's services, consolidated net revenues for fiscal 2004 were up 6% compared with the prior year. The number of placements, average placement fee and billable contract hours were all up for the year. However, lower-skilled positions and competitive market conditions resulted in a lower average hourly billing rate for contract services.

The Company closed twelve unprofitable branch offices since the beginning of fiscal 2003. Because of these and other actions taken by management, the Company achieved an 8% reduction in total operating expenses for the year ended September 30, 2004. Due to the effect of higher revenues and lower operating costs, the loss from operations was reduced by 77% for the year.


Results of Continuing Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                                    Year Ended September 30
                                                             2004      2003
Net revenues:
Contract services                                            65.3%     67.7%
Placement services                                           34.7      32.3

Net revenues                                                100.0     100.0

Operating expenses:
Cost of contract services                                    47.4      46.4
Selling                                                      20.9      21.5
General and administrative                                   36.2      52.7

Total operating expenses                                    104.5     120.6

Loss from operations                                         (4.5)%   (20.6)%


Net Revenues
Consolidated net revenues for the year ended September 30, 2004 were up $1,016,000 (6%) from the prior year. That was due to a $273,000 (2%) increase in contract service revenues and a $743,000 (14%) increase in placement service revenues.

The increase in contract service revenues was due to a 19% increase in billable hours, which was partially offset by a 14% decrease in the average hourly billing rate. Placement service revenues were up for the year because of a 12% increase in the number of placements and a 6% increase in the average placement fee.

Operating Expenses
Total operating expenses for the year ended September 30, 2004 were down $1,669,000 (8%) compared with the prior year.

The cost of contract services was up $645,000 (8%) as a result of the higher number of billable hours. Due to competitive market conditions, the gross profit margin on contract services declined
3.9 points to 27.5% for the year ended September 30, 2004, compared with 31.4% the prior year.

Selling expenses increased $124,000 (3%) for the year.
Commission expense was up 12% due to the higher placement service revenues. Recruitment advertising expense was down 29% for the year due to a change in emphasis from print advertising to lower-cost Internet advertising. Selling expenses represented 20.9% of consolidated net revenues, which was down slightly from the prior year.

General and administrative expenses include provisions for office closings and asset impairment losses totaling $42,000 in 2004 and $625,000 in 2003. Excluding those charges, general and administrative expenses decreased $1,855,000 (22%) for the year ended September 30, 2004. Compensation in the operating divisions decreased 29% due to a reduction in the size of the consulting staff. Office rent and occupancy costs were down 23% for the period, due to the effect of office closings, and all other general and administrative expenses were down 17%. General and administrative expenses represented 36.2% of consolidated revenues, and that was down 16.5 points from the prior year.


There were no credits for income taxes as a result of the pretax losses in fiscal 2004 and fiscal 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that future tax benefits would be realized.


Discontinued Operations

In September 2004, the Company completed a transaction to sell the assets and business operations of its Pittsburgh, Pennsylvania staffing business ("GenTech") for $705,000 in cash and recorded a loss on disposal of $553,000. The assets sold include GenTech's accounts receivable, office furniture and equipment and goodwill. The results of GenTech are reflected in the consolidated statement of operations as discontinued operations for all periods presented.


Outlook

The Company's current priority is to return to profitability. Management believes that it has taken appropriate actions to reduce operating costs as far as possible, consistent with positioning the Company for future growth. The improvement in national hiring patterns and the improved demand for the Company's services resulted in improved operating performance for the Company in fiscal 2004. Management believes that continued improvement for the Company will depend on continued improvement in the U.S. jobs market.


Financial Condition

As of September 30, 2004, the Company had cash and cash equivalents of $4,437,000, which was an increase of $532,000 from September 30, 2003. Net working capital at September 30, 2004 was $4,630,000, which was an increase of $297,000 from September 30, 2003, and the current ratio was 3.2 to 1. The Company had no long-term debt. Shareholders' equity as of September 30, 2004 was $5,168,000, which represented 71% of total assets.

During the year ended September 30, 2004, the net cash used by operating activities was $167,000, as the $1,397,000 net loss for the year was substantially offset by non-cash charges. The non-cash loss on disposal of discontinued operations was $553,000, and depreciation and other non-cash expenses totaled $590,000. Working capital provided $87,000.

As a result of the disposal of GenTech, the Company received
$705,000 in cash and wrote off goodwill having a carrying value of $1,088,000.

The Company's primary source of liquidity is normally from its operating activities. Management believes that existing cash balances will be adequate to finance current operations for the foreseeable future. Nevertheless, if operating losses were to continue indefinitely, or if the Company's business were to deteriorate, such losses would have a material, adverse effect on the Company's financial condition. External sources of funding are not likely to be available to support continuing losses.

As of September 30, 2004, there were approximately $4,300,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $7,000,000 of losses available to reduce state and local taxable income in future years, expiring from 2006 through 2024.


Off-Balance Sheet Arrangements

As of September 30, 2004, and during the two years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


Critical Accounting Policies

The following accounting policies are considered by management to be "critical" because of the judgments and uncertainties affecting the application of these policies and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Management believes that its judgments are reasonable under the circumstances.

Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized as a tax benefit in the future. Judgment is required in assessing the likelihood that tax assets will be realized. These judgments are based on estimates about future taxable income, which is inherently uncertain. The Company recorded a valuation allowance as of September 30, 2004, because there was not sufficient assurance that future tax benefits would be realized. The Company's financial position and results of operations would have been significantly different under different assumptions.

Accounts Receivable Allowances
An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances reflect management's estimate of potential losses inherent in the accounts receivable balances, based on historical loss statistics. Actual results may differ.

Property and Equipment
Furniture, fixtures and equipment are stated at cost. The Company provides for depreciation on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use, and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. These processes require the use of estimates and assumptions about the future that require a significant degree of judgment. Different amounts would have been reported using different assumptions.

If future events result in different outcomes, the results of operations in future periods could be affected. In the past, actual results have not been significantly different from the Company's estimates.


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

Some of the factors that could affect the Company's future performance include, but are not limited to, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, and the ability to attract and retain qualified corporate and branch management.


Item 7, Financial Statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                          As of September 30
(In Thousands)                                            2004          2003

ASSETS
Current assets:
Cash and cash equivalents                              $ 4,437       $ 3,905
Accounts receivable, less allowances
   (2004 -- $281; 2003 -- $238)                          1,833         2,095
Other current assets                                       486           500

Total current assets                                     6,756         6,500

Property and equipment:
Furniture, fixtures and equipment                        4,812         5,037
Accumulated depreciation and amortization               (4,274)       (3,934)

Net property and equipment                                 538         1,103

Goodwill                                                    --         1,088

Total assets                                           $ 7,294       $ 8,691


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                       $   318       $   237
Accrued compensation and payroll taxes                   1,244         1,054
Other current liabilities                                  564           876

Total current liabilities                                2,126         2,167

Shareholders' equity:
Preferred stock; authorized -- 100 shares;
   issued and outstanding -- none                           --            --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding -
   5,136 shares in September 2004 and
   5,121 shares in September 2003                           51            51
Capital in excess of stated value of shares              4,777         4,736
Retained earnings                                          340         1,737

Total shareholders' equity                               5,168         6,524

Total liabilities and shareholders' equity             $ 7,294       $ 8,691

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                                     Year Ended September 30
(In Thousands, Except Per Share)                          2004          2003

Net revenues:
Contract services                                      $11,750       $11,477
Placement services                                       6,231         5,488

Net revenues                                            17,981        16,965

Operating expenses:
Cost of contract services                                8,520         7,875
Selling                                                  3,765         3,641
General and administrative                               6,508         8,946

Total operating expenses                                18,793        20,462

Loss from operations                                      (812)       (3,497)
Investment income                                           34            58

Loss from continuing operations                           (778)       (3,439)
Loss from discontinued operations                         (619)          (67)

Net loss                                               $(1,397)      $(3,506)

Average number of shares - basic and diluted             5,131         5,121

Per share - basic and diluted:
Loss from continuing operations                        $  (.15)      $  (.67)
Loss from discontinued operations                         (.12)         (.01)

Net loss                                               $  (.27)      $  (.68)

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     Year Ended September 30
(In Thousands)                                            2004          2003

Operating activities:
Net loss                                               $(1,397)      $(3,506)
Loss on disposal of discontinued operations                553            --
Depreciation and amortization                              524           850
Other noncurrent items                                      66            77
Changes in current assets and current
  liabilities, net of effects from disposal in 2004:
     Accounts receivable                                   149           160
     Income tax refunds receivable                          57         1,483
     Accrued compensation and payroll taxes                190            24
     Other current items, net                             (309)          184

Net cash used by operating activities                     (167)         (728)

Investing activities:
Acquisition of property and equipment                      (19)         (126)
Proceeds on disposal of discontinued operations            705            --

Net cash provided (used) by investing activities           686          (126)

Financing activities:
Exercises of stock options                                  13            --

Net cash provided by financing activities                   13            --

Increase (decrease) in cash and cash equivalents           532          (854)
Cash and cash equivalents at beginning of year           3,905         4,759

Cash and cash equivalents at end of year               $ 4,437       $ 3,905

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     Year Ended September 30
(In Thousands, Except Per Share)                          2004          2003

Common shares outstanding:
Number at beginning of year                              5,121         5,121
Exercises of stock options                                  15            --

Number at end of year                                    5,136         5,121

Common stock:
Balance at beginning and end of year                   $    51       $    51

Capital in excess of stated value:
Balance at beginning of year                           $ 4,736       $ 4,695
Stock option expense                                        28            41
Exercises of stock options                                  13            --

Balance at end of year                                 $ 4,777       $ 4,736

Retained earnings:
Balance at beginning of year                           $ 1,737       $ 5,243
Net loss                                                (1,397)       (3,506)

Balance at end of year                                 $   340       $ 1,737

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company

General Employment Enterprises, Inc. (the "Company") and its wholly-owned subsidiary, Triad Personnel Services, Inc., operate in one industry segment, providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company specializes in providing information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company has a diverse customer base, and no single customer accounted for more than 5% of its revenues during either of the last two fiscal years.


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

Estimates and Assumptions
Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the financial statements, as well as the amounts of reported revenues and expenses during the periods presented. These estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from those estimates. If significant differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include deferred income tax valuation allowances, accounts receivable allowances, and valuations of property and equipment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Stock Options
Compensation expense is recorded for the fair value of stock options issued to employees, under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Compensation expense under this statement is measured as the estimated fair value of the stock options on the date of grant, and the expense is amortized over the vesting periods.


Discontinued Operations

In September 2004, the Company completed a transaction to sell the assets and business operations of its Pittsburgh, Pennsylvania staffing business ("GenTech") for $705,000 in cash. The assets sold include GenTech's accounts receivable, office furniture and equipment and goodwill. The results of GenTech are reflected in the statement of operations as discontinued operations for all periods presented. Summarized information for discontinued operations is as follows:


(In Thousands)                                            2004          2003

Net revenues                                            $1,272        $1,644

Loss from operations                                    $  (66)       $  (67)
Loss on disposal                                          (553)           --

Loss from discontinued operations                       $ (619)       $  (67)


Income Taxes

There were no credits for income taxes as a result of the pretax losses from continuing operations or from discontinued operations in fiscal 2004 and fiscal 2003, because the losses must be carried forward for income tax purposes and there was not sufficient assurance that a future tax benefit would be realized.

The components of the provision for income taxes are as follows:
(In Thousands)                                            2004          2003

Deferred tax provision (credit) related to:
   Temporary differences                                    (5)         (217)
   Loss carryforwards                                     (546)       (1,063)
   Valuation allowances                                    551         1,280

Provision for income taxes                               $  --       $    --


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                                            2004          2003

Income tax credit at statutory
   federal tax rate                                      $(475)      $(1,192)
Federal valuation allowance                                470         1,186
Other                                                        5             6

Provision for income taxes                               $  --       $    --


The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)                                            2004          2003

Temporary differences                                  $   409       $   404
Net operating loss carryforwards                         1,808         1,262
Valuation allowances                                    (2,217)       (1,666)

Net deferred income tax asset                          $    --       $    --


The Company received income tax refunds of $55,000 in 2004 and $1,467,000 in 2003.

As of September 30, 2004, there were approximately $4,300,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $7,000,000 of losses available to reduce state and local taxable income in future years, expiring from 2006 through 2024.


Property and Equipment

Property and equipment, at cost, comprised the following as of September 30:

(In Thousands)                                            2004          2003

Computer equipment and software                         $2,869        $3,014
Office equipment, furniture and fixtures                 1,943         2,023

Total property and equipment, at cost                   $4,812        $5,037


As of September 30, 2003, the Company identified certain office equipment that was idle due to the closing of branch offices, and that was not likely to be returned to service before the end of their estimated useful lives. Based on the estimated fair value of that furniture and equipment, the Company recorded an impairment loss, included in general and administrative expenses, of $177,000 in 2003.


Office Closings

The Company closed two branch offices during fiscal 2004 and ten branch offices during fiscal 2003 due to unprofitable operations, and recorded a provision, included in general and administrative expenses, of $42,000 in 2004 and $448,000 in 2003 covering the future lease obligations of those offices. The rent liability for closed offices, included in other current liabilities, was as follows as of September 30:

(In Thousands)                                            2004          2003

Balance at beginning of year                             $ 657         $ 388
Provision for office closings                               42           448
Payments                                                  (383)         (179)

Balance at end of year                                   $ 316         $ 657


The combined net revenues and the combined loss from operations of all offices that were closed as of September 30, 2004, included in continuing operations on the consolidated statement of operations, were as follows:

(In Thousands)                                            2004          2003

Net revenues                                             $ 802       $ 2,334
Loss from operations                                      (343)       (1,023)


Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. Established branch offices are generally leased over periods from two to five years, and the corporate headquarters lease expires in 2006. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index. Rent expense from continuing operations was $1,179,000 in 2004 and $1,524,000 in 2003.

As of September 30, 2004, future minimum lease payments under lease agreements having initial terms in excess of one year, including the closed offices, totaled $1,734,000, as follows:
2005 - $1,302,000, 2006 - $384,000, 2007 - $30,000 and 2008 -
$18,000.


Retirement Plans

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. In addition, the Company has a deferred compensation plan for certain officers. Under the plan, the Company contributes a percentage of each participant's earnings to a trust under a defined contribution arrangement. The participants direct the investments of the trust, and the Company does not guarantee investment performance. Participant account balances are payable upon retirement or termination from the Company, subject to certain vesting requirements. The cost of retirement plans was $64,000 in 2004 and $131,000 in 2003.


Stock Options

The Company has stock option plans that were approved by the shareholders for directors, officers and employees. As of September 30, 2004, there were stock options outstanding under the Company's 1999 Stock Option Plan, 1997 Stock Option Plan and 1995 Stock Option Plan. Under these plans, incentive or non-statutory stock options may be granted to officers and employees, and they may be exercisable for up to ten years. Outside directors were automatically granted non-statutory options to purchase specified numbers of shares under the terms of the plans. The Compensation and Stock Option Committee of the Board of Directors, which has the authority to select the employees and to determine the terms of each option granted, administers the plans.


No stock options were granted during the two most recent fiscal years. A summary of stock option activity is as follows:

(Number of Shares in Thousands)                           2004          2003

Number of shares outstanding:
Beginning of year                                          552           574
Exercised                                                  (15)           --
Terminated                                                 (79)          (22)

End of year                                                458           552

Number of shares exercisable
   at end of year                                          458           304
Number of shares available for grant
   at end of year                                          406           327

Weighted average option prices per share:
Exercised during the year                                $ .86            --
Terminated during the year                                1.27          6.15
Outstanding at end of year                                1.08          1.10
Exercisable at end of year                                1.08          1.20


Stock options outstanding as of September 30, 2004 had exercise prices ranging from $.86 per share to $2.45 per share, as follows
(number of shares in thousands):

                                                  Weighted     Average
    Range of          Number         Number        Average    Remaining
Exercise Prices    Outstanding    Exercisable       Price    Life (Years)

Under $1.00            366            366           $ .86         8
Over $1.00              92             92            1.93         7


Stock option expense was $28,000 in 2004 and $41,000 in 2003.


Severance Arrangements

The Company has an employment agreement with the chief executive officer that provides for the continuation of salary and benefits for a period of three years following the officer's termination of employment by the Company for any reason other than "cause." The Company also has arrangements covering certain other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. Under these circumstances, the Company would be obligated to continue salary for a period of one year in certain cases, to make lump sum payments ranging from $20,000 to $50,000 in other cases, and to provide continued welfare plan benefits for up to two years. As of September 30, 2004, the potential, aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $2,700,000.


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


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheet of General Employment Enterprises, Inc. and subsidiary as of September 30, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                               /s/ BDO Seidman, LLP



Chicago, Illinois
November 12, 2004


     Report of Independent Registered Public Accounting Firm




To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheet of General Employment Enterprises, Inc. and subsidiary as of September 30, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.



                                               /s/ Ernst & Young LLP



Chicago, Illinois
November 7, 2003


Item 8, Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

There were no disagreements with the Company's independent auditors during the two most recent fiscal years. Information concerning changes in independent auditors was previously reported in a Form 8-K Current Report dated December 23, 2003.


Item 8A, Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2004, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of September 30, 2004 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Internal Control over Financial Reporting

Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company managements are required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2005, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter. As of September 30, 2004, the Company had not performed the required evaluations mentioned above.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART III

Item 9, Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning directors, executive officers, promoters and control persons, and compliance with Section 16(a) of the Exchange Act is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 10, Executive Compensation.

Information concerning executive compensation is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 11, Security Ownership of Certain Beneficial Owners and
Management.

Information concerning security ownership of certain beneficial owners and management is set forth in the registrant's Proxy
Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 12, Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


Item 13, Exhibits and Reports on Form 8-K.

Exhibits required by item 601 of Regulation S-B

The following exhibits are filed as a part of this report:

No.   Description of Exhibit

2.01  Asset Purchase Agreement Among Triad Personnel Services,
      Inc., Michael P. Verona and Generation Technologies, L.P. dated September 24, 2004. Incorporated by reference to Exhibit 2.01 to the registrant's Form 8-K Current Report dated September 24, 2004. Commission File No. 1-05707.

3.01  Articles of Incorporation and amendments thereto.
      Incorporated by reference to Exhibit 3 to the registrant's
      Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No. 1-05707.

3.02 By-Laws. Incorporated by reference to Exhibit 3(b) of the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, Commission File No. 1-05707.

4.01 Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

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

14.01 General Employment Enterprises, Inc. Code of Ethics for Directors, Officers and Employees, adopted as of August 16, 2004. Incorporated by reference to Exhibit 14.01 to the registrant's Form 8-K Current Report dated August 16, 2004, Commission File No. 1-05707.

23.01  Consent of Independent Registered Public Accounting Firm.

23.02  Consent of Independent Registered Public Accounting Firm.


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



Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2004:

The Company reported that it issued a press release on July 30, 2004 containing information regarding its results of operations and financial condition for the quarterly period ended June 30, 2004.

The Company reported that as of August 16, 2004, it adopted a Code of Ethics for Directors, Officers and Employees, including its financial officers, and rescinded a separate code of ethics for financial officers that was previously in effect.

The Company reported that it issued a press release on September 24, 2004, announcing that its wholly-owned subsidiary, Triad
Personnel Services, Inc., completed a transaction to sell the assets and business operations of its Pittsburgh, Pennsylvania staffing business.

The Company reported that on September 27, 2004, the Audit
Committee of the Board of Directors approved a bonus plan covering operational vice presidents of the Company, which is effective for fiscal years beginning on or after October 1, 2004.


Item 14, Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is set forth in the registrant's Proxy Statement for the annual meeting of shareholders and is incorporated herein by reference.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 22, 2004         By:   /s/  Herbert F. Imhoff, Jr.
                                 Herbert F. Imhoff, Jr.
                                 Chairman of the Board, Chief
                                 Executive Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 22, 2004         By:   /s/  Herbert F. Imhoff, Jr.
                                 Herbert F. Imhoff, Jr., Director
                                 Chairman of the Board, Chief
                                 Executive Officer and President
                                 (Principal executive officer)


Date:  November 22, 2004         By:   /s/  Kent M. Yauch
                                 Kent M. Yauch, Director
                                 Vice President, Chief Financial
                                 Officer and Treasurer (Principal
                                 financial and accounting officer)


Date:  November 22, 2004         By:   /s/  Dennis W. Baker
                                 Dennis W. Baker, Director


Date:  November 22, 2004         By:   /s/  Sheldon Brottman
                                 Sheldon Brottman, Director


Date:  November 22, 2004         By:   /s/  Delain G. Danehey
                                 Delain G. Danehey, Director


Date:  November 22, 2004         By:   /s/  Joseph F. Lizzadro
                                 Joseph F. Lizzadro, Director


