Form 10QSB
period 2004-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2005-02-07
CIK 40570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-QSB

  [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended December 31, 2004

                                      or

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

The number of shares outstanding of the issuer's common stock as of December 31, 2004 was 5,140,894.

Transitional small business disclosure format      Yes [ ]    No [X]







                 PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                               December 31     September 30
                                                      2004             2004
(In Thousands)                                  (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                          $ 4,224          $ 4,437
Accounts receivable, less allowances
   (Dec. 2004--$256; Sept. 2004--$281)               1,906            1,833
Other current assets                                   423              486

Total current assets                                 6,553            6,756

Property and equipment:
Furniture, fixtures and equipment                    4,809            4,812
Accumulated depreciation and amortization           (4,340)          (4,274)

Net property and equipment                             469              538

Total assets                                       $ 7,022          $ 7,294


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes             $ 1,131          $ 1,244
Other current liabilities                              599              882

Total current liabilities                            1,730            2,126

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                       --               --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,141 shares in December 2004
   5,136 shares in September 2004                       51               51
Capital in excess of stated value of shares          4,782            4,777
Retained earnings                                      459              340

Total shareholders' equity                           5,292            5,168

Total liabilities and shareholders' equity         $ 7,022          $ 7,294

See notes to consolidated financial statements.






GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                               Three Months
                                                          Ended December 31
(In Thousands, Except Per Share)                             2004      2003

Net revenues:
Contract services                                          $2,959    $3,059
Placement services                                          1,923     1,171

Net revenues                                                4,882     4,230

Operating expenses:
Cost of contract services                                   2,083     2,141
Selling                                                     1,154       785
General and administrative                                  1,546     1,754

Total operating expenses                                    4,783     4,680

Income (loss) from operations                                  99      (450)
Investment income                                              20        17

Income (loss) from continuing operations                      119      (433)
Loss from discontinued operations                              --       (29)

Net income (loss)                                          $  119    $ (462)

Average number of shares:
Basic                                                       5,137     5,121
Diluted                                                     5,399     5,121

Per share - basic and diluted:
Income (loss) from continuing operations                   $  .02    $ (.08)
Loss from discontinued operations                              --      (.01)

Net income (loss)                                          $  .02    $ (.09)

See notes to consolidated financial statements.













GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                               Three Months
                                                          Ended December 31
(In Thousands)                                         2004            2003

Operating activities:
Net income (loss)                                   $  119           $ (462)
Depreciation and other noncurrent items                 69              179
Accounts receivable                                    (73)               1
Accrued compensation and payroll taxes                (113)            (201)
Other current items, net                              (220)            (121)

Net cash used by operating activities                 (218)            (604)

Financing activities:
Exercises of stock options                               5               --

Net cash provided by financing activities                5               --

Decrease in cash and cash equivalents                 (213)            (604)
Cash and cash equivalents at beginning of period     4,437            3,905

Cash and cash equivalents at end of period          $4,224           $3,301

See notes to consolidated financial statements.




























NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004.


Discontinued Operations

In September 2004, the Company completed a transaction to sell the assets and business operations of its Pittsburgh, Pennsylvania staffing business ("GenTech"). The results of GenTech are reflected in the consolidated statement of operations as discontinued operations for the three months ended December 31, 2003.


Income Taxes

There was no provision for income taxes for the three months ended December 31, 2004, because of the utilization of losses carried forward from prior years. There was no credit for income taxes as a result of the pretax losses for the three months ended December 31, 2003, because the losses were carried forward and there was not sufficient assurance that a future tax benefit would be realized.


Lease Obligations

In January 2005, the Company entered into an amendment of the lease agreement that covers office space for its corporate headquarters in Oakbrook Terrace, Illinois. The amended lease expires in 2015, and may be cancelled by the Company in 2012 under certain conditions. The previous lease was scheduled to expire in January 2006. Minimum payments during the non-cancelable term of the lease total approximately $1,600,000.




Item 2, Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of December 31, 2004, the Company operated 19 offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The Company experienced an increase in the demand for its placement services during the three months ended December 31, 2004, compared with the same period of the prior year, as the U.S. jobs market improved. The national unemployment rate decreased to 5.4% in December 2004 from 5.7% in December 2003.

As a result of the increased demand for the Company's services, consolidated net revenues for the three months ended December 31, 2004 were up 15% compared with the prior year. The number of placements, average placement fee and billable contract hours were all up for the period. However, filling lower-paid positions and competitive market conditions resulted in a lower average hourly billing rate for contract services.

Due to the growth in revenues, the Company achieved income from operations of $99,000 this year, which was a significant improvement from the $450,000 operating loss last year.

The Company had a net cash outflow of $213,000 for the three-month period, due to working capital requirements, and the balance of cash and cash equivalents was $4,224,000 as of December 31, 2004.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.


                                                               Three Months
                                                          Ended December 31

                                                             2004      2003
Net revenues:
Contract services                                            60.6%     72.3%
Placement services                                           39.4      27.7

Net revenues                                                100.0     100.0

Operating expenses:
Cost of contract services                                    42.7      50.6
Selling                                                      23.6      18.6
General and administrative                                   31.7      41.5

Total operating expenses                                     98.0     110.6

Income (loss) from operations                                 2.0%    (10.6)%


Net Revenues
Consolidated net revenues for the three months ended December 31, 2004 were up $652,000 (15%) from the prior year. That was due to the combination of a $100,000 (3%) decrease in contract service revenues and a $752,000 (64%) increase in placement service revenues.

The decrease in contract service revenues occurred because of an 8% decrease in the average hourly billing rate, which was partially offset by a 5% increase in the number of billable hours. Placement service revenues were up for the period because of a 34% increase in the number of placements and a 26% increase in the average placement fee.

Operating Expenses
Total operating expenses for the three months ended December 31, 2004 were up $103,000 (2%) compared with the prior year.

The cost of contract services was down $58,000 (3%), as a result of the lower contract service revenues. The gross profit margin on contract services declined slightly to 29.6% for the three months ended December 31, 2004, compared with 30.0% the prior year.

Selling expenses increased $369,000 (47%) for the period.
Commission expense was up 62% due to the higher placement service revenues, and recruitment advertising expense was 34% higher than the prior year. Selling expenses represented 23.6% of consolidated net revenues, which was up 5.0 points from the prior year.

General and administrative expenses decreased $208,000 (12%) for the three months ended December 31, 2004. Compensation in the operating divisions decreased 14% due to lower commission advances to consultants. Office rent and occupancy costs were down 13% for the period, and all other general and administrative expenses were down 10%. General and administrative expenses represented 31.7% of consolidated revenues, and that was down 9.8 points from the prior year.

There was no provision for income taxes for the three months ended December 31, 2004, because of the utilization of losses carried forward from prior years. There was no credit for income taxes as a result of the pretax losses for the three months ended December 31, 2003, because the losses were carried forward and there was not sufficient assurance that a future tax benefit would be realized.


Outlook

The improvement in national hiring patterns and the improved demand for the Company's services resulted in improved operating performance for the Company in the first three months of fiscal 2005. Management believes that the Company is well positioned for growth in the future. In recent years, many unprofitable branch operations were closed, and general and administrative expenses were reduced significantly. Existing branch offices have the capacity to accommodate additional consulting staff and higher volumes of business. Management believes that continued improvement for the Company will depend on continued improvement in the U.S. jobs market.



Financial Condition

As of December 31, 2004, the Company had cash and cash equivalents of $4,224,000, which was a decrease of $213,000 from September 30, 2004. Net working capital at December 31, 2004 was $4,823,000, which was an increase of $193,000 from September 30, 2004, and the current ratio was 3.8 to 1. The Company had no long-term debt. Shareholders' equity as of December 31, 2004 was $5,292,000, which represented 75% of total assets.

During the three months ended December 31, 2004, the net cash used by operating activities was $218,000. Net income for the period, together with depreciation and other non-cash charges, provided $188,000, while working capital items used $406,000.

The Company's primary source of liquidity is normally from its operating activities. Management believes that existing cash balances will be adequate to finance current operations for the foreseeable future.

As of September 30, 2004 there were approximately $4,300,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $7,000,000 of losses available to reduce state and local taxable income in future years, expiring from 2006 through 2024.


Off-Balance Sheet Arrangements

As of December 31, 2004, and during the three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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



Item 3, Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2004, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of December 31, 2004 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Internal Control over Financial Reporting

Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company managements are required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2005, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter. As of December 31, 2004, the Company had not performed the required evaluations mentioned above.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                   PART II - OTHER INFORMATION

Item 6, Exhibits.

The following exhibits are filed as a part of Part I of this report:

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


The following exhibit is filed as part of Part II of this report:

No.    Description of Exhibit

10.01* Operational Vice President Bonus Plan, effective for fiscal years beginning on or after October 1, 2004.


* Management contract or compensatory plan or arrangement.





                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  February 7, 2005              By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)











