Form 10QSB
period 2005-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2005-05-05
CIK 40570

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                              FORM 10-QSB

  [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended March 31, 2005

                                     or

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

The number of shares outstanding of the issuer's common stock as of April 30, 2005 was 5,140,894.

Transitional small business disclosure format      Yes [ ]    No [X]




                           PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                    March 31    September 30
                                                        2005            2004
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                            $ 4,444         $ 4,437
Accounts receivable, less allowances
   (Mar. 2005--$328; Sept. 2004--$281)                 1,914           1,833
Other current assets                                     440             486

Total current assets                                   6,798           6,756

Property and equipment:
Furniture, fixtures and equipment                      4,623           4,812
Accumulated depreciation and amortization             (4,224)         (4,274)

Net property and equipment                               399             538

Total assets                                         $ 7,197         $ 7,294


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes               $ 1,458         $ 1,244
Other current liabilities                                426             882

Total current liabilities                              1,884           2,126

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,141 shares in March 2005 and
   5,136 shares in September 2004                         51              51
Capital in excess of stated value of shares            4,782           4,777
Retained earnings                                        480             340

Total shareholders' equity                             5,313           5,168

Total liabilities and shareholders' equity           $ 7,197         $ 7,294

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                             Three Months         Six Months
                                           Ended March 31     Ended March 31
(In Thousands, Except Per Share)           2005      2004     2005      2004

Net revenues:
Contract services                         $2,771   $2,877    $5,730   $5,936
Placement services                         1,981    1,354     3,904    2,525

Net revenues                               4,752    4,231     9,634    8,461

Operating expenses:
Cost of contract services                  1,977    2,120     4,060    4,261
Selling                                    1,257      866     2,411    1,651
General and administrative                 1,510    1,638     3,056    3,392

Total operating expenses                   4,744    4,624     9,527    9,304

Income (loss) from operations                  8     (393)      107     (843)
Investment income                             13        6        33       23

Income (loss) from continuing operations      21     (387)      140     (820)
Loss from discontinued operations             --      (58)       --      (87)

Net income (loss)                         $   21   $ (445)    $ 140   $ (907)

Average number of shares:
Basic                                      5,141    5,132     5,139    5,127
Diluted                                    5,383    5,132     5,390    5,127

Per share - basic and diluted:
Income (loss) from continuing operations  $   --   $ (.08)    $ .03   $ (.16)
Loss from discontinued operations             --     (.01)       --     (.02)

Net income (loss)                         $   --   $ (.09)    $ .03   $ (.18)

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                  Six Months
                                                              Ended March 31
(In Thousands)                                          2005            2004

Operating activities:
Net income (loss)                                     $  140          $ (907)
Depreciation and other noncurrent items                  139             324
Accounts receivable                                      (81)            225
Accrued compensation and payroll taxes                   214             116
Other current items, net                                (410)           (311)

Net cash provided (used) by operating activities           2            (553)

Investing activities:
Acquisition of property and equipment                     --              (5)

Net cash used by investing activities                     --              (5)

Financing activities:
Exercises of stock options                                 5              13

Net cash provided by financing activities                  5              13

Increase (decrease) in cash and cash equivalents           7            (545)
Cash and cash equivalents at beginning of period       4,437           3,905

Cash and cash equivalents at end of period            $4,444          $3,360

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


Income Taxes

There were no provisions for income taxes for the periods ended March 31, 2005, because of the utilization of losses carried forward from prior years. There were no credits for income taxes as a result of the pretax losses for the periods ended March 31, 2004, because the losses were carried forward and there was not sufficient assurance that a future tax benefit would be realized.


Lease Obligations

In January 2005, the Company entered into an amendment of the lease agreement that covers office space for its corporate headquarters in Oakbrook Terrace, Illinois. The amended lease expires in 2015, and may be cancelled by the Company in 2012 under certain conditions. The previous lease was scheduled to expire in January 2006. Under the amended lease, the Company's base annual rent expense is reduced by approximately $120,000. Minimum payments during the non-cancelable term of the lease total approximately $1,600,000.



Item 2, Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of March 31, 2005, the Company operated 19 offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The Company experienced an increase in the demand for its placement services during the six months ended March 31, 2005, compared with the same period of the prior year, as the U.S. jobs market improved. The national unemployment rate decreased to 5.2% in March 2005 from 5.7% in March 2004.

As a result of the increased demand for the Company's services, consolidated net revenues for the six months ended March 31, 2005 were up 14% compared with the prior year. Placement services revenues increased 55% due to increases in both the number of placements and the average placement fee, while contract services revenues declined slightly during the period. As a result of the change in the mix, placement service revenues increased to 41% of consolidated revenues from 30% last year.

Due to the growth in revenues, the Company achieved income from operations of $107,000 this year, which was a significant improvement from the $843,000 operating loss last year.

The Company had net cash flow of $7,000 for the year to date, and the balance of cash and cash equivalents was $4,444,000 as of March 31, 2005.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.


                                                                Six Months
                                                            Ended March 31
                                                            2005      2004
Net revenues:
Contract services                                           59.5%     70.2%
Placement services                                          40.5      29.8

Net revenues                                               100.0     100.0

Operating expenses:
Cost of contract services                                   42.1      50.4
Selling                                                     25.0      19.5
General and administrative                                  31.7      40.1

Total operating expenses                                    98.9     110.0

Income (loss) from operations                                1.1%    (10.0)%


Net Revenues
Consolidated net revenues for the six months ended March 31, 2005 were up $1,173,000(14%) from the prior year. That was due to the combination of a $206,000 (3%) decrease in contract service revenues and a $1,379,000 (55%) increase in placement service revenues.

The decrease in contract service revenues occurred because of a 4% decline in the average hourly billing rate, while the number of billable hours was about even with last year. Reflecting stronger demand during the period, placement service revenues were up because of a 33% increase in the number of placements and a 17% increase in the average placement fee.

Operating Expenses
Total operating expenses for the six months ended March 31, 2005 were up $223,000 (2%) compared with the prior year.


The cost of contract services was down $201,000 (5%), as a result of the lower contract service revenues. The gross profit margin on contract services increased slightly to 29.1% for the six months ended March 31, 2005, compared with 28.2% the prior year.

Selling expenses increased $760,000 (46%) for the period.
Commission expense was up 58% due to the higher placement service revenues, and recruitment advertising expense was 40% higher than the prior year. Selling expenses represented 25.0% of consolidated net revenues, which was up 5.5 points from the prior year because of the change in revenue mix.

General and administrative expenses decreased $336,000 (10%) for the six months ended March 31, 2005. Compensation in the operating divisions decreased 11% due to lower commission advances to consultants. Office rent and occupancy costs were down 20% for the period, while other office operating costs declined 44%. These reductions are attributable to a combination of office closings, lease renegotiations, and lower depreciation and amortization expense. All other general and administrative expenses were up 8%. General and administrative expenses represented 31.7% of consolidated revenues, and that was down 8.4 points from the prior year.

There was no provision for income taxes for the six months ended March 31, 2005, because of the utilization of losses carried forward from prior years. There was no credit for income taxes as a result of the pretax losses for the six months ended March 31, 2004, because the losses were carried forward and there was not sufficient assurance that a future tax benefit would be realized.


Outlook

The improvement in national hiring patterns and the improved demand for the Company's services resulted in improved operating performance for the Company in the first six months of fiscal 2005. Management believes that the Company is well positioned for growth in the future. In recent years, many unprofitable branch operations were closed, and general and administrative expenses were reduced significantly. Existing branch offices have the capacity to accommodate additional consulting staff and higher volumes of business. Management believes that continued improvement for the Company will depend on continued improvement in the U.S. jobs market.


Financial Condition

As of March 31, 2005, the Company had cash and cash equivalents of $4,444,000, which was an increase of $7,000 from September 30, 2004. Net working capital at March 31, 2005 was $4,914,000, which was an increase of $284,000 from September 30, 2004, and the current ratio was 3.6 to 1. The Company had no long-term debt. Shareholders' equity as of March 31, 2005 was $5,313,000, which represented 74% of total assets.

During the six months ended March 31, 2005, the net cash provided by operating activities was $2,000. Net income for the period, together with depreciation and other non-cash charges, provided
$279,000, while working capital items used $277,000.

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


Off-Balance Sheet Arrangements

As of March 31, 2005, and during the six months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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



Item 3, Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2005, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of March 31, 2005 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Internal Control over Financial Reporting

Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company managements are required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2006, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter. As of March 31, 2005, the Company had not performed the required evaluations mentioned above.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                   PART II - OTHER INFORMATION


Item 4, Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 28, 2005, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for elections and the number of votes withheld, are presented below:

Nominees                   Votes For     Votes Withheld

Dennis W. Baker            4,563,295         84,653
Sheldon Brottman           4,577,926         70,022
Delain G. Danehey          4,562,130         85,818
Herbert F. Imhoff, Jr.     4,502,620        145,328
Joseph F. Lizzadro         4,578,838         69,110
Kent M. Yauch              4,562,140         85,808



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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  May 5, 2005                   By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)


