Form 10QSB
period 2005-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2005-08-02
CIK 40570

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-QSB

  [X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                For the quarterly period ended June 30, 2005

                                      or

  [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934



                       Commission File Number 1-05707


                     GENERAL EMPLOYMENT ENTERPRISES, INC.
      (Exact name of small business issuer as specified in its charter)


          Illinois                                      36-6097429
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

     One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois       60181
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

The number of shares outstanding of the issuer's common stock as of July 31, 2005 was 5,145,894.

Transitional small business disclosure format      Yes [ ]    No [X]




                 PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                     June 30    September 30
                                                        2005            2004
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                            $ 4,845         $ 4,437
Accounts receivable, less allowances
   (June 2005--$365; Sept. 2004--$281)                 1,921           1,833
Other current assets                                     518             486

Total current assets                                   7,284           6,756

Property and equipment:
Furniture, fixtures and equipment                      3,971           4,812
Accumulated depreciation and amortization             (3,319)         (4,274)

Net property and equipment                               652             538

Total assets                                         $ 7,936         $ 7,294


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation and payroll taxes               $ 1,704         $ 1,244
Other current liabilities                                656             882

Total current liabilities                              2,360           2,126

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,146 shares in June 2005 and
   5,136 shares in September 2004                         51              51
Capital in excess of stated value of shares            4,786           4,777
Retained earnings                                        739             340

Total shareholders' equity                             5,576           5,168

Total liabilities and shareholders' equity           $ 7,936         $ 7,294

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                             Three Months        Nine Months
                                            Ended June 30      Ended June 30
(In Thousands, Except Per Share)           2005      2004     2005      2004

Net revenues:
Contract services                          $3,011   $2,934   $8,741  $ 8,870
Placement services                          2,308    1,821    6,212    4,346

Net revenues                                5,319    4,755   14,953   13,216

Operating expenses:
Cost of contract services                   2,133    2,179    6,193    6,440
Selling                                     1,403    1,030    3,814    2,681
General and administrative                  1,548    1,576    4,604    4,968

Total operating expenses                    5,084    4,785   14,611   14,089

Income (loss) from operations                 235      (30)     342     (873)
Investment income                              24        8       57       31

Income (loss) from continuing operations      259      (22)     399     (842)
Income (loss) from discontinued operations     --       10       --      (77)

Net income (loss)                          $  259   $  (12)  $  399  $  (919)

Average number of shares:
Basic                                       5,143    5,136    5,140    5,130
Diluted                                     5,283    5,136    5,361    5,130

Per share - basic:
Income (loss) from continuing operations   $  .05   $   --   $  .08  $  (.16)
Income (loss) from discontinued operations     --       --       --     (.02)

Net income (loss)                          $  .05   $   --   $  .08  $  (.18)

Per share - diluted:
Income (loss) from continuing operations   $  .05   $   --   $  .07  $  (.16)
Income (loss) from discontinued operations     --       --       --     (.02)

Net income (loss)                          $  .05   $   --   $  .07  $  (.18)

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                 Nine Months
                                                               Ended June 30
(In Thousands)                                          2005            2004

Operating activities:
Net income (loss)                                     $  399          $ (919)
Depreciation and other noncurrent items                  200             462
Accounts receivable                                      (88)            181
Accrued compensation and payroll taxes                   460             168
Other current items, net                                (521)           (348)

Net cash provided (used) by operating activities         450            (456)

Investing activities:
Acquisition of property and equipment                    (51)            (15)

Net cash used by investing activities                    (51)            (15)

Financing activities:
Exercises of stock options                                 9              13

Net cash provided by financing activities                  9              13

Increase (decrease) in cash and cash equivalents         408            (458)
Cash and cash equivalents at beginning of period       4,437           3,905

Cash and cash equivalents at end of period            $4,845          $3,447

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


Income Taxes

There were no provisions for income taxes for the periods ended June 30, 2005, because of the utilization of losses carried forward from prior years. There were no credits for income taxes as a result of the pretax losses for the periods ended June 30, 2004, because the losses were carried forward and there was not sufficient assurance that a future tax benefit would be realized.


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


Non-cash Transactions

During 2005, the Company disposed of leasehold improvements, furniture and equipment having an original cost of $1,155,000 and having negligible book value. The Company also received a non-cash allowance of $263,000 from a landlord for leasehold improvements and recorded a deferred rent credit in that amount. The amortization of these balances will result in increased depreciation expense and reduced rent expense over the term of the lease.


Item 2, Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of June 30, 2005, the Company operated 19 offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The Company experienced an increase in the demand for its placement services during the nine months ended June 30, 2005, compared with the same period of the prior year, as the U.S. jobs market improved. The national unemployment rate decreased to 5.0% in June 2005 from 5.6% in June 2004.

As a result of the increased demand for the Company's services, consolidated net revenues for the nine months ended June 30, 2005 were up 13% compared with the prior year. Placement service revenues increased 43% due to increases in both the number of placements and the average placement fee, while contract service revenues declined slightly during the period. As a result of the change in the mix, placement service revenues increased to 42% of consolidated revenues from 33% last year.

Due to the growth in revenues, the Company achieved income from operations of $342,000 this year, which was a significant improvement from the $873,000 operating loss last year.

The Company had net cash flow of $408,000 for the year to date, and the balance of cash and cash equivalents was $4,845,000 as of June 30, 2005.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below. Percentages may not add due to rounding.


                                                                 Nine Months
                                                               Ended June 30

                                                              2005      2004
Net revenues:
Contract services                                             58.5%     67.1%
Placement services                                            41.5      32.9

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     41.4      48.7
Selling                                                       25.5      20.3
General and administrative                                    30.8      37.6

Total operating expenses                                      97.7     106.6

Income (loss) from operations                                  2.3%     (6.6)%


Net Revenues
Consolidated net revenues for the nine months ended June 30, 2005 were up $1,737,000 (13%) from the prior year. That was due to the combination of a $129,000 (1%) decrease in contract service revenues and a $1,866,000 (43%) increase in placement service revenues.

The decrease in contract service revenues occurred because of a 4% decline in the number of billable hours, while the average hourly billing rate was up 2%. Reflecting stronger demand during the period, placement service revenues were up because of a 26% increase in the number of placements and a 12% increase in the average placement fee.

Operating Expenses
Total operating expenses for the nine months ended June 30, 2005 were up $522,000 (4%) compared with the prior year.

The cost of contract services was down $247,000 (4%), as a result of the lower volume of contract business. The gross profit margin on contract business increased to 29.1% for the nine months ended June 30, 2005, compared with 27.4% the prior year.

Selling expenses increased $1,133,000 (42%) for the period. Commission expense was up 52% due to the higher placement service revenues, and recruitment advertising expense was 37% higher than the prior year. Selling expenses represented 25.5% of consolidated net revenues, which was up 5.2 points from the prior year because of the change in revenue mix.

General and administrative expenses decreased $364,000 (7%) for the nine months ended June 30, 2005. Office rent and occupancy costs were down 19% for the period, while other office operating costs declined 47%. These reductions are attributable to a combination of office closings, lease renegotiations, and lower depreciation and amortization expense. All other general and administrative expenses were up 3%. General and administrative expenses represented 30.8% of consolidated revenues, and that was down 6.8 points from the prior year.

There was no provision for income taxes for the nine months ended June 30, 2005, because of the utilization of losses carried forward from prior years. There was no credit for income taxes as a result of the pretax losses for the nine months ended June
30, 2004, because the losses were carried forward and there was not sufficient assurance that a future tax benefit would be realized.


Outlook

The improvement in national hiring patterns and the increased demand for the Company's services resulted in improved operating performance for the Company in the first nine months of fiscal 2005. Management believes that the Company is well positioned for growth in the future. In recent years, many unprofitable branch operations were closed, and general and administrative expenses were reduced significantly. Existing branch offices have the capacity to accommodate additional consulting staff and higher volumes of business. Management believes that continued improvement for the Company will depend on continued improvement in the U.S. jobs market.


Financial Condition

As of June 30, 2005, the Company had cash and cash equivalents of $4,845,000, which was an increase of $408,000 from September 30, 2004. Net working capital at June 30, 2005 was $4,924,000, which was an increase of $294,000 from September 30, 2004, and the current ratio was 3.1 to 1. The Company had no long-term debt. Shareholders' equity as of June 30, 2005 was $5,576,000, which represented 70% of total assets.

During the nine months ended June 30, 2005, the net cash provided by operating activities was $450,000. Net income for the period, together with depreciation and other non-cash charges, provided
$599,000, while working capital items used $149,000.

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


Off-Balance Sheet Arrangements

As of June 30, 2005, and during the nine months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3, Controls and Procedures.


Disclosure Controls and Procedures

As of June 30, 2005, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of June 30, 2005 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.


Internal Control over Financial Reporting

Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company managements are required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2006, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter. As of June 30, 2005, the Company had not performed the required evaluations mentioned above.

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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  August 2, 2005                By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)



