Form 10KSB
period 2005-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2005-11-23
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-KSB


[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the fiscal year ended September 30, 2005

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934


                      Commission File Number 1-05707

                   GENERAL EMPLOYMENT ENTERPRISES, INC.
             (Name of small business issuer in its charter)

          Illinois                                  36-6097429
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)

One Tower Lane, Suite 2200, Oakbrook Terrace, IL       60181
(Address of principal executive offices)             (Zip Code)

               Issuer's telephone number:   (630) 954-0400

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

Indicate by checkmark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

The issuer's revenues for the most recent fiscal year were $20,348,000.

The aggregate market value of the common stock held by non-affiliates as of October 31, 2005 was $9,257,000.

The number of shares outstanding of the issuer's common stock as of October 31, 2005 was 5,148,265.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy
Statement for the annual meeting of shareholders to be held on February 27, 2006 are incorporated by reference into Part III of this Form 10-KSB.

Transitional small business disclosure format:  Yes [ ]    No [X]




                             PART I


Item 1, Description of Business.

General

General Employment Enterprises, Inc. (the "Company") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. In 1987 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. The principal executive office of the Company is located at One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois.


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

                                                Year Ended September 30
                                                        2005      2004

Contract services                                         58%       65%
Placement services                                        42%       35%


Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2005, it operated 19 branch offices located in downtown or suburban areas of major U.S. cities in 10 states.
The offices were concentrated in Illinois (4) and California (3), with two offices each in Arizona, Indiana, Massachusetts and Ohio, and one office each in Florida, Georgia, North Carolina and Texas.

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

Because the Company focuses its attention on professional staffing positions, it competes by providing services that are dedicated to quality. This is done by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As an added service, the Company provides reference checking, scrutiny of candidates' work experience and optional background checks. In general, pricing is considered to be secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company's pricing.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Boston, Chicago, Columbus (Ohio), Indianapolis, Los Angeles and Phoenix markets help to provide better client services through convenient office locations and the sharing of assignments.


Employees

As of September 30, 2005, the Company had approximately 140 regular employees and 190 contract service employees.

Item 2, Description of Property.

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 8,200 square feet of space at that location, under a lease that will expire in 2015.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 10 states. Established offices are operated from leased space ranging from 1,100 to 2,100 square feet, generally for periods of three to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.


Item 3, Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2005, there were no material legal proceedings pending against the Company.


Item 4, Submission of Matters to a Vote of Security Holders.

Not applicable.




                             PART II

Item 5, Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the American Stock
Exchange under the trading symbol JOB. The high and low common stock prices per share were as follows:

                                Fourth     Third    Second     First
                               Quarter   Quarter   Quarter   Quarter

Fiscal 2005:
Market price per share:
   High                         $ 2.18    $ 1.67    $ 3.00    $ 3.05
   Low                            1.18      1.14      1.34      2.00

Fiscal 2004:
Market price per share:
   High                         $ 2.58    $ 1.90    $ 1.95    $ 1.79
   Low                            1.62      1.23      1.05       .87


There were 773 holders of record on October 31, 2005.  The
Company declared no cash dividends on its common stock during the last two fiscal years, and there are no intentions to do so in the foreseeable future.

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2005
(number of shares in thousands):


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

Equity compensation
plans approved by
security holders             435               $1.07                416

Equity compensation
plans not approved
by security holders           --                  --                 --

Total                        435               $1.07                416


Item 6, Management's Discussion and Analysis or Plan of
Operation.

Overview of Operations

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of September 30, 2005, the Company operated 19 offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for information technology and other professional staff in particular. The Company experienced an increase in the demand for its placement services during the year ended September 30, 2005, as the U.S. jobs market improved. The national unemployment rate decreased to 5.1% in September 2005 from 5.4% in September 2004.

As a result of the increased demand for the Company's services, consolidated net revenues for the year ended September 30, 2005 were up 13% compared with the prior year. Placement service revenues increased 38% due to increases in both the number of placements and the average placement fee, while contract service revenues were flat during the period. As a result of the change in the mix, placement service revenues increased to 42% of consolidated revenues from 35% last year.

Due to the growth in revenues, the Company achieved income from operations of $577,000 this year, which was a significant improvement compared with a loss from operations of $812,000 last year.

The Company had net cash flow of $799,000 for the 2005 fiscal year, and the balance of cash and cash equivalents was $5,236,000 as of September 30, 2005.

Results of Continuing Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                                  Year Ended September 30
                                                          2005      2004
Net revenues:
Contract services                                         57.8%     65.3%
Placement services                                        42.2      34.7

Net revenues                                             100.0     100.0

Operating expenses:
Cost of contract services                                 41.0      47.4
Selling                                                   25.8      20.9
General and administrative                                30.4      36.2

Total operating expenses                                  97.2     104.5

Income (loss) from operations                              2.8%     (4.5)%


Net Revenues
Consolidated net revenues for the year ended September 30, 2005 were up $2,367,000 (13%) from the prior year. Placement service revenues increased $2,363,000 (38%), while contract service revenues were about the same as last year.

National employment levels increased during fiscal 2005. As a result of the stronger overall demand for placement services, together with more demand for services in higher-level positions, the Company experienced a 23% increase in the number of placements and a 10% increase in the average placement fee.

Contract service revenues were affected by a 5% decrease in contract hours that was offset by a 6% increase in the average hourly billing rate.

Operating Expenses
Total operating expenses for the year ended September 30, 2005 were up $978,000 (5%) compared with the prior year.

The cost of contract services was down $185,000 (2%), as a result of the lower volume of contract business. The gross profit margin on contract business increased to 29.1% for the year ended September 30, 2005, compared with 27.5% the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $1,485,000 (39%) for the year.
Commission expense was up 47% due to the higher placement service revenues, and recruitment advertising expense was 42% higher than the prior year. Selling expenses represented 25.8% of consolidated net revenues, which was up 4.9 points from the prior year because of the change in revenue mix.

General and administrative expenses decreased $322,000 (5%) for the year ended September 30, 2005. Office rent and occupancy costs were down 18% for the period, while other office operating costs declined 41%. These reductions are attributable to a combination of office closings, lease renegotiations, and lower depreciation and amortization expense. Administrative compensation was up 17% because officer compensation programs were reinstated to 2002 levels. All other general and administrative expenses were about even with last year. General and administrative expenses represented 30.4% of consolidated revenues, and that was down 5.8 points from the prior year.

There was no provision for income taxes in fiscal 2005, because of the utilization of losses carried forward from prior years. There was no credit for income taxes as a result of the pretax losses in fiscal 2004, because the losses were carried forward and there was not sufficient assurance that a future tax benefit would be realized.


Discontinued Operations

In fiscal 2004, the Company completed a transaction to sell the assets and business operations of its Pittsburgh, Pennsylvania staffing business ("GenTech") for $705,000 in cash and recorded a loss on disposal of $553,000. The assets sold include GenTech's accounts receivable, office furniture and equipment and goodwill. The results of GenTech are reflected in the consolidated statement of operations as discontinued operations.


Outlook

The improvement in national hiring patterns and the increased demand for the Company's services resulted in improved operating performance for the Company in fiscal 2005. Management believes that the Company is well positioned for growth in the future. In recent years, many unprofitable branch operations were closed, and general and administrative expenses were reduced significantly. Existing branch offices have the capacity to accommodate additional consulting staff and higher volumes of business. Management believes that continued improvement for the Company will depend on continued improvement in the U.S. jobs market.


Financial Condition

As of September 30, 2005, the Company had cash and cash equivalents of $5,236,000, which was an increase of $799,000 from September 30, 2004. Net working capital at September 30, 2005 was $5,218,000, which was an increase of $588,000 from September 30, 2004, and the current ratio was 3.1 to 1. The Company had no long-term debt. Shareholders' equity as of September 30, 2005 was $5,850,000, which represented 70% of total assets.

During the fiscal year ended September 30, 2005, the net cash provided by operating activities was $857,000. Net income for the period, together with depreciation and other non-cash charges, provided $909,000, while working capital items used $52,000.

The Company's primary source of liquidity is normally from its operating activities. The Company's philosophy regarding the maintenance of cash balances reflects management's views on potential future needs for liquidity. Management believes that funds generated by operations, together with existing cash balances, will be adequate to finance current operations for the foreseeable future.

All of the Company's office facilities are leased, and information about future minimum lease payments is presented in the notes to consolidated financial statements.

As of September 30, 2005 there were approximately $4,000,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $6,800,000 of losses available to reduce state and local taxable income in future years, expiring from 2006 through 2024.


Off-Balance Sheet Arrangements

As of September 30, 2005, and during the year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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

The following accounting policies are considered by management to be "critical" because of the judgments and uncertainties involved, and because different amounts would be reported under different conditions or using different assumptions.

Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized as a tax benefit in the future. Judgment is required in assessing the likelihood that tax assets will be realized. These judgments are based on estimates about future taxable income, which is inherently uncertain. The Company recorded a valuation allowance as of September 30, 2005, because there was not sufficient assurance that future tax benefits would be realized.

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

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use, and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. These processes require the use of estimates and assumptions about the future that require a significant degree of judgment.


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

Item 7, Financial Statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                           As of September 30
(In Thousands)                                            2005           2004

ASSETS
Current assets:
Cash and cash equivalents                               $5,236         $4,437
Accounts receivable, less allowances
   (2005 -- $270; 2004 -- $281)                          2,028          1,833
Other current assets                                       468            486

Total current assets                                     7,732          6,756
Property and equipment, net                                632            538

Total assets                                            $8,364         $7,294


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                    $1,834         $1,244
Other current liabilities                                  680            882

Total current liabilities                                2,514          2,126

Shareholders' equity:
Preferred stock; authorized -- 100 shares;
   issued and outstanding -- none                           --             --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding -
   5,148 shares in 2005 and 5,136 shares in 2004         4,839          4,828
Retained earnings                                        1,011            340

Total shareholders' equity                               5,850          5,168

Total liabilities and shareholders' equity              $8,364         $7,294

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                                      Year Ended September 30
(In Thousands, Except Per Share)                          2005           2004

Net revenues:
Contract services                                      $11,754        $11,750
Placement services                                       8,594          6,231

Net revenues                                            20,348         17,981

Operating expenses:
Cost of contract services                                8,335          8,520
Selling                                                  5,250          3,765
General and administrative                               6,186          6,508

Total operating expenses                                19,771         18,793

Income (loss) from operations                              577           (812)
Investment income                                           94             34

Income (loss) from continuing operations                   671           (778)
Loss from discontinued operations                           --           (619)

Net income (loss)                                      $   671        $(1,397)

Average number of shares:
Basic                                                    5,142          5,131
Diluted                                                  5,355          5,131

Per share - basic and diluted:
Income (loss) from continuing operations               $   .13        $  (.15)
Loss from discontinued operations                           --           (.12)

Net income (loss)                                      $   .13        $  (.27)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      Year Ended September 30
(In Thousands)                                            2005           2004

Operating activities:
Net income (loss)                                       $  671        $(1,397)
Loss on disposal of discontinued operations                 --            553
Depreciation and amortization                              210            524
Other noncurrent items                                      28             66
Changes in current assets and current
  liabilities, net of effects from disposal in 2004:
     Accounts receivable                                  (195)           149
     Accrued compensation                                  590            190
     Other current items, net                             (447)          (252)

Net cash provided (used) by operating activities           857           (167)

Investing activities:
Acquisition of property and equipment                      (69)           (19)
Proceeds on disposal of discontinued operations             --            705

Net cash provided (used) by investing activities           (69)           686

Financing activities:
Exercises of stock options                                  11             13

Net cash provided by financing activities                   11             13

Increase in cash and cash equivalents                      799            532
Cash and cash equivalents at beginning of year           4,437          3,905

Cash and cash equivalents at end of year                $5,236        $ 4,437

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      Year Ended September 30
(In Thousands, Except Per Share)                          2005           2004

Common shares outstanding:
Number at beginning of year                              5,136          5,121
Exercises of stock options                                  12             15

Number at end of year                                    5,148          5,136

Common stock:
Balance at beginning of year                            $4,828        $ 4,787
Stock option expense                                        --             28
Exercises of stock options                                  11             13

Balance at end of year                                  $4,839        $ 4,828

Retained earnings:
Balance at beginning of year                            $  340        $ 1,737
Net income (loss)                                          671         (1,397)

Balance at end of year                                  $1,011        $   340

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company

General Employment Enterprises, Inc. (the "Company") operates in one industry segment, providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company specializes in providing information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company has a diverse customer base, and no single customer accounted for more than 5% of its revenues during either of the last two fiscal years.


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

Cost of Contract Services
The cost of contract services includes the wages and the related payroll taxes and benefits of the Company's employees while they work on contract assignments.

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

Income Per Share
Basic income per share is based on the average number of common shares outstanding. Diluted income per share is based on the average number of common shares and the dilutive effect of stock options.

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

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use, and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value.

Disposal Activities
A liability is recorded for the cost of exit or disposal activities in the period when the liability is incurred.

Stock Options
Compensation expense is recorded for the fair value of stock options issued to employees. The expense is measured as the estimated fair value of the stock options on the date of grant and is amortized over the vesting periods.

Discontinued Operations

In fiscal 2004, the Company completed a transaction to sell the assets and business operations of its Pittsburgh, Pennsylvania staffing business ("GenTech") for $705,000 in cash. The assets sold include GenTech's accounts receivable, office furniture and equipment and goodwill. The results of GenTech are reflected in the statement of operations as discontinued operations. Summarized information for discontinued operations is as follows:

(In Thousands)                                                           2004

Net revenues                                                           $1,272

Loss from operations                                                   $  (66)
Loss on disposal                                                         (553)

Loss from discontinued operations                                      $ (619)


Income Taxes

There was no provision for income taxes in fiscal 2005, because of the utilization of losses carried forward from prior years. There was no credit for income taxes as a result of the pretax losses in fiscal 2004, because the losses were carried forward and there was not sufficient assurance that a future tax benefit would be realized.

The components of the provision for income taxes are as follows:

(In Thousands)                                            2005           2004

Deferred tax provision (credit) related to:
   Temporary differences                                 $ 143          $  (5)
   Loss carryforwards                                       81           (546)
   Valuation allowances                                   (224)           551

Provision for income taxes                               $  --          $  --


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                                            2005           2004

Income tax provision (credit) at statutory
   federal tax rate                                      $ 228          $(475)
Federal valuation allowance                               (217)           470
Other                                                      (11)             5

Provision for income taxes                               $  --          $  --

The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)                                             2005          2004

Temporary differences                                   $   266       $   409
Net operating loss carryforwards                          1,727         1,808
Valuation allowances                                     (1,993)       (2,217)

Net deferred income tax asset                           $    --       $    --


As of September 30, 2005, there were approximately $4,000,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $6,800,000 of losses available to reduce state and local taxable income in future years, expiring from 2006 through 2024.


Property and Equipment

Property and equipment consisted of the following as of September 30:

(In Thousands)                                            2005           2004

Computer equipment and software                        $ 2,266        $ 2,869
Office equipment, furniture and fixtures                 1,684          1,943

Total property and equipment, at cost                    3,950          4,812
Accumulated depreciation and amortization               (3,318)        (4,274)

Property and equipment, net                            $   632        $   538


During fiscal 2005, the Company disposed of leasehold improvements, furniture and equipment having an original cost of $1,194,000 and negligible book value.



Other Current Liabilities

Other current liabilities consisted of the following as of September 30:

(In Thousands)                                            2005           2004

Accounts payable                                          $ 89           $209
Accrued expenses                                           329            621
Deferred rent                                              262             52

Total other current liabilities                           $680           $882


Office Closings

The Company closed a number of branch offices in recent years due to unprofitable operations, and recorded a liability covering the lease obligations of those offices. The rent liability for closed offices, included in other current liabilities, was as follows:

(In Thousands)                                            2005           2004

Balance at beginning of year                             $ 316          $ 657
Provision (credit) for office closings                     (30)            42
Payments                                                  (251)          (383)

Balance at end of year                                   $  35          $ 316


The combined net revenues and the combined loss from operations of all offices that were closed as of September 30, 2004, included in continuing operations on the consolidated statement of operations, were as follows:

(In Thousands)                                                           2004

Net revenues                                                            $ 802
Income (loss) from operations                                            (343)


Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. Branch offices are generally leased over periods from three to five years. Certain lease agreements provide for increased rental payments contingent upon future increases in real estate taxes, building maintenance costs and the cost of living index.

In fiscal 2005, the Company entered into an amendment of the lease agreement that covers office space for its corporate headquarters. The amended lease expires in 2015, and may be cancelled by the Company in 2012 under certain conditions. Under the amended lease, the Company's base annual rent expense is reduced by approximately $120,000. The Company received a non-cash allowance of $263,000 from the landlord for leasehold improvements and recorded a deferred rent credit, which is being amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

Rent expense from continuing operations was $964,000 in fiscal 2005 and $1,179,000 in fiscal 2004. As of September 30, 2005, future minimum lease payments under lease agreements having initial terms in excess of one year, including closed offices, totaled $3,280,000, as follows: fiscal 2006 - $831,000, fiscal 2007 - $559,000, fiscal 2008 - $503,000, fiscal 2009 - $385,000, fiscal 2010 - $353,000 and thereafter - $649,000.


Retirement Plans

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. In addition, the Company has a deferred compensation plan for certain officers. Under the plan, the Company contributes a percentage of each participant's earnings to a trust under a defined contribution arrangement. The participants direct the investments of the trust, and the Company does not guarantee investment performance. Participant account balances are payable upon retirement or termination from the Company, subject to certain vesting requirements. The investments in the trust are included in other current assets on the consolidated balance sheet, and an offsetting obligation is included in accrued compensation. The cost of retirement plans was $129,000 in fiscal 2005 and $64,000 in fiscal 2004.


Stock Options

The Company has stock option plans that were approved by the shareholders for directors, officers and employees. As of September 30, 2005, there were stock options outstanding under the Company's 1999 Stock Option Plan, 1997 Stock Option Plan and 1995 Stock Option Plan. Under these plans, incentive or non-statutory stock options may be granted to officers and employees, and they may be exercisable for up to ten years. Outside directors were automatically granted non-statutory options to purchase specified numbers of shares under the terms of the plans. The Compensation and Stock Option Committee of the Board of Directors administers the plans and determines the terms of each option granted.

No stock options were granted during the two most recent fiscal years. A summary of stock option activity is as follows:

(Number of Shares in Thousands)                           2005           2004

Number of shares outstanding:
Beginning of year                                          458            552
Exercised                                                  (12)           (15)
Terminated                                                 (11)           (79)

End of year                                                435            458

Number of shares exercisable
   at end of year                                          435            458
Number of shares available for grant
   at end of year                                          416            406

Weighted average option prices per share:
Exercised during the year                                $ .86          $ .86
Terminated during the year                                1.42           1.27
Outstanding at end of year                                1.07           1.08
Exercisable at end of year                                1.07           1.08


Stock options outstanding as of September 30, 2005 were as follows (number of shares in thousands):

                                                  Weighted        Average
    Range of          Number         Number        Average       Remaining
Exercise Prices    Outstanding    Exercisable       Price       Life (Years)

At $.86                353            353          $ .86             7
$1.25 to $2.45          82             82           2.00             6

Severance Arrangements

The Company has an employment agreement with the chief executive officer that provides for the continuation of salary and benefits for a period of three years following the officer's termination of employment by the Company for any reason other than "cause." The Company also has arrangements covering certain other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. Under these circumstances, the Company would be obligated to continue salary for a period of one year in certain cases, to make lump sum payments ranging from $20,000 to $50,000 in other cases, and to provide continued welfare plan benefits for up to two years. As of September 30, 2005, the potential, aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $2,700,000.


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

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                    /s/ BDO Seidman, LLP



Chicago, Illinois
November 9, 2005

Item 8, Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable.


Item 8A, Controls and Procedures.

The Company evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B, Other Information.

Not applicable.




                            PART III

Item 9, Directors and Executive Officers of the Registrant.

Information concerning directors, executive officers, promoters and control persons, and compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement for the annual meeting of shareholders under the headings "Election of Directors" and "Directors and Executive Officers." That information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its directors and employees, including it principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is filed as an exhibit to this annual report.


Item 10, Executive Compensation.

Information concerning executive compensation is set forth in the Company's Proxy Statement for the annual meeting of shareholders under the heading "Compensation of Executive Officers and Directors." That information is incorporated herein by reference.

Item 11, Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is set forth in the Company's Proxy Statement for the annual meeting of shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management." That information is incorporated herein by reference.

Information concerning securities authorized for issuance under equity compensation plans is presented in Item 5 of this annual report.


Item 12, Certain Relationships and Related Transactions.

Not applicable.


Item 13, Exhibits.

The following exhibits are filed as a part of this report:

No.    Description of Exhibit

2.01   Asset Purchase Agreement Among Triad Personnel Services,
       Inc., Michael P. Verona and Generation Technologies, L.P. dated September 24, 2004. Incorporated by reference to Exhibit 2.01 to the Company's Form 8-K Current Report dated September 24, 2004. Commission File No. 1-05707.

3.01   Articles of Incorporation and amendments thereto.
       Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No. 1-05707.

3.02 By-Laws. Incorporated by reference to Exhibit 3(b) of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, Commission File No. 1-05707.

4.01 Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

10.01* Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Commission File No. 1-05707.

10.02  Agreement with Sheldon Brottman dated October 3, 1991.
       Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, Commission File No. 1-05707.

10.03* General Employment Enterprises, Inc. 1995 Stock Option
       Plan. Incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement dated April 25,
       1995, Registration No. 33-91550.

10.04* General Employment Enterprises, Inc. 1997 Stock Option
       Plan. Incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, Commission File No. 1-05707.

10.05* Resolution of the Board of Directors adopted September 28,
       1998, amending the General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to
       Exhibit 10(o) to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, Commission File No. 1-05707.

10.06* General Employment Enterprises, Inc. 1999 Stock Option
       Plan. Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-05707.

10.07* Employment Agreement with Herbert F. Imhoff, Jr. effective as of August 1, 2001. Incorporated by reference to
       Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission
       File No. 1-05707.

10.08* Chief Executive Officer Bonus Plan, adopted September 24,
       2001. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.09* The Corporate Plan for Retirement Select Plan Basic Plan
       Document. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.10* The Corporate Plan for Retirement Select Plan Adoption
       Agreement dated September 27, 2001. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.11* First Amendment to the General Employment Enterprises,
       Inc. Executive Retirement Plan dated September 27, 2001. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.12* Form of employment agreement with executive officers.
       Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended December 31, 2001, Commission File No. 1-05707.

10.13* Operational Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2004. Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report of Form 10-QSB for the quarterly period ended December 31, 2004, Commission File No. 1-05707.

14.01 General Employment Enterprises, Inc. Code of Ethics for Directors, Officers and Employees, adopted as of August 16, 2004. Incorporated by reference to Exhibit 14.01 to the Company's Form 8-K Current Report dated August 16, 2004, Commission File No. 1-05707.

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


Item 14, Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is set forth in the Company's Proxy Statement for the annual meeting of shareholders under the heading "Relationship with Independent Auditors." That information is incorporated herein by reference.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              GENERAL EMPLOYMENT ENTERPRISES, INC.
                          (Registrant)


Date:  November 21, 2005         By:   /s/  Herbert F. Imhoff, Jr.
                                 Herbert F. Imhoff, Jr.
                                 Chairman of the Board, Chief
                                 Executive Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 21, 2005         By:   /s/  Herbert F. Imhoff, Jr.
                                 Herbert F. Imhoff, Jr., Director
                                 Chairman of the Board, Chief
                                 Executive Officer and President
                                 (Principal executive officer)


Date:  November 21, 2005         By:   /s/  Kent M. Yauch
                                 Kent M. Yauch, Director
                                 Vice President, Chief Financial
                                 Officer and Treasurer (Principal
                                 financial and accounting officer)


Date:  November 21, 2005         By:   /s/  Dennis W. Baker
                                 Dennis W. Baker, Director


Date:  November 21, 2005         By:   /s/  Sheldon Brottman
                                 Sheldon Brottman, Director


Date:  November 21, 2005         By:   /s/  Delain G. Danehey
                                 Delain G. Danehey, Director


Date:  November 21, 2005         By:   /s/  Joseph F. Lizzadro
                                 Joseph F. Lizzadro, Director

