Form 10QSB
period 2005-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2006-02-06
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                   Yes [ ]    No [X]

The number of shares outstanding of the issuer's common stock as of December 31, 2005 was 5,148,265.

Transitional small business disclosure format:        Yes [ ]    No [X]






                            PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                 December 31     September 30
                                                        2005             2005
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $4,814           $5,236
Accounts receivable, less allowances
   (Dec. 2005--$291; Sept. 2005--$270)                 1,791            2,028
Other current assets                                     493              468

Total current assets                                   7,098            7,732
Property and equipment, net                              613              632

Total assets                                          $7,711           $8,364


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                  $1,175           $1,834
Other current liabilities                                558              680

Total current liabilities                              1,733            2,514

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --               --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,148 shares                                        4,839            4,839
Retained earnings                                      1,139            1,011

Total shareholders' equity                             5,978            5,850

Total liabilities and shareholders' equity            $7,711           $8,364

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                 Three Months
                                                            Ended December 31
(In Thousands, Except Per Share)                               2005      2004

Net revenues:
Contract services                                            $2,638    $2,959
Placement services                                            2,075     1,923

Net revenues                                                  4,713     4,882

Operating expenses:
Cost of contract services                                     1,856     2,083
Selling                                                       1,270     1,154
General and administrative                                    1,502     1,546

Total operating expenses                                      4,628     4,783

Income from operations                                           85        99
Investment income                                                43        20

Net income                                                   $  128    $  119

Average number of shares:
Basic                                                         5,148     5,137
Diluted                                                       5,369     5,399

Net income per share - basic and diluted                     $  .02    $  .02

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                 Three Months
                                                            Ended December 31
(In Thousands)                                                 2005      2004

Operating activities:
Net income                                                   $  128    $  119
Depreciation and other noncurrent items                          43        69
Accounts receivable                                             237       (73)
Accrued compensation and payroll taxes                         (659)     (113)
Other current items, net                                       (147)     (220)

Net cash used by operating activities                          (398)     (218)

Investing activities:
Acquisition of property and equipment                           (24)       --

Financing activities:
Exercises of stock options                                       --         5

Decrease in cash and cash equivalents                          (422)     (213)
Cash and cash equivalents at beginning of period              5,236     4,437

Cash and cash equivalents at end of period                   $4,814    $4,224

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005.


Income Taxes

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Commitments

As of December 31, 2005, the Company had approximately $800,000 of commitments to purchase recruitment advertising through December 2007.



Item 2, Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of December 31, 2005, the Company operated 18 offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 4.9% in December 2005 and 5.4% in December 2004. The change indicates a trend toward fuller employment.

During the three months ended December 31, 2005, the Company experienced a stronger demand for its placement services, but weaker demand for its contract services, compared to the same period last year. These conditions led to an increase in the number of placements, while billable contract hours decreased. However, during the period, increased emphasis on higher-paid contract positions resulted in a higher average billing rate for contract services.

Consolidated net revenues for the three months ended December 31, 2005 were down 3% compared with the prior year. Contract service revenues were down 11%, while placement service revenues were up 8%. As a result of the change in the mix, placement service revenues increased to 44% of consolidated revenues from 39% last year. Consolidated net income was $128,000 this year, which was slightly more than last year.


The Company had a net cash outflow of $422,000 for the three-month period, due to working capital requirements, and the balance of cash and cash equivalents was $4,814,000 as of December 31, 2005.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.


                                                                 Three Months
                                                            Ended December 31

                                                               2005      2004
Net revenues:
Contract services                                              56.0%     60.6%
Placement services                                             44.0      39.4

Net revenues                                                  100.0     100.0

Operating expenses:
Cost of contract services                                      39.4      42.7
Selling                                                        26.9      23.6
General and administrative                                     31.9      31.7

Total operating expenses                                       98.2      98.0

Income from operations                                          1.8%      2.0%


Net Revenues
Consolidated net revenues for the three months ended December 31, 2005 were down $169,000 (3%) from the prior year. Contract service revenues decreased $321,000 (11%) during the period, while placement service revenues increased $152,000 (8%).

The decrease in contract service revenues was due to a 25% decrease in the number of billable hours, which was partially offset by a 19% increase in the average hourly billing rate. Placement service revenues were up for the period because of a 10% increase in the number of placements.

The Company's past revenues and revenue patterns are not necessarily indicative of the future. While it is difficult to accurately predict future hiring patterns or the demand for staffing services, management believes the Company is well positioned for growth of its operations. Existing branch offices have the capacity to accommodate additional consulting staff and a higher volume of business.

Operating Expenses
Total operating expenses for the three months ended December 31, 2005 were down $155,000 (3%) compared with the prior year.

The cost of contract services was down $227,000 (11%), as a result of the lower volume of contract business. The gross profit margin on contract business was 29.6% for the three months ended December 31, 2005, which was the same as the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $116,000 (10%) for the year, due to higher commission expense resulting from the higher placement service revenues. Selling expenses represented 26.9% of consolidated net revenues, which was up 3.3 points from the prior year because of the change in revenue mix.


General and administrative expenses decreased $44,000 (3%) for the three months ended December 31, 2005. They represented 31.9% of consolidated revenues, which was about the same as the prior year.

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of December 31, 2005, the Company had cash and cash equivalents of $4,814,000, which was a decrease of $422,000 from September 30, 2005. Net working capital at December 31, 2005 was $5,365,000, which was an increase of $147,000 from September 30, 2005, and the current ratio was 4.1 to 1. The Company had no long-term debt. Shareholders' equity as of December 31, 2005 was $5,978,000, which represented 78% of total assets.

During the three months ended December 31, 2005, the net cash used by operating activities was $398,000. Net income for the period, together with depreciation and other non-cash charges, provided $171,000. A seasonal reduction of payroll liabilities required the use of $659,000, while all other working capital items provided $90,000.

The Company's primary source of liquidity is normally from its operating activities. The Company's philosophy regarding the maintenance of cash balances reflects management's views on potential future needs for liquidity. Management believes that funds generated by operations, together with existing cash balances, will be adequate to finance current operations for the foreseeable future.


Off-Balance Sheet Arrangements

As of December 31, 2005, and during the three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3, Controls and Procedures.

As of December 31, 2005, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of December 31, 2005 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  February 6, 2006              By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)


