Form 10QSB
period 2006-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2006-05-04
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                   FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the issuer's common stock as of March 31, 2006 was 5,148,265.

Transitional small business disclosure format:     Yes [ ]    No [X]



                 PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                  March 31    September 30
                                                      2006            2005
(In Thousands)                                  (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $5,143        $5,236
Accounts receivable, less allowances
   (Mar. 2006--$368; Sept. 2005--$270)                 2,161         2,028
Other current assets                                     533           468

Total current assets                                   7,837         7,732
Property and equipment, net                              585           632

Total assets                                          $8,422        $8,364


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                  $1,717        $1,834
Other current liabilities                                552           680

Total current liabilities                              2,269         2,514

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --            --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,148 shares                                        4,839         4,839
Retained earnings                                      1,314         1,011

Total shareholders' equity                             6,153         5,850

Total liabilities and shareholders' equity            $8,422        $8,364

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                             Three Months         Six Months
                                           Ended March 31     Ended March 31
(In Thousands, Except Per Share)           2006      2005     2006      2005

Net revenues:
Contract services                         $2,685   $2,771    $5,323   $5,730
Placement services                         2,315    1,981     4,390    3,904

Net revenues                               5,000    4,752     9,713    9,634

Operating expenses:
Cost of contract services                  1,902    1,977     3,758    4,060
Selling                                    1,420    1,257     2,690    2,411
General and administrative                 1,554    1,510     3,056    3,056

Total operating expenses                   4,876    4,744     9,504    9,527

Income from operations                       124        8       209      107
Investment income                             51       13        94       33

Net income                                $  175   $   21    $  303   $  140

Average number of shares:
Basic                                      5,148    5,141     5,148    5,139
Diluted                                    5,328    5,383     5,351    5,390

Net income per share - basic and diluted  $  .03   $   --    $  .06   $  .03

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                Six Months
                                                            Ended March 31
(In Thousands)                                          2006          2005

Operating activities:
Net income                                            $  303        $  140
Depreciation and other noncurrent items                   80           139
Accounts receivable                                     (133)          (81)
Accrued compensation and payroll taxes                  (117)          214
Other current items, net                                (193)         (410)

Net cash provided (used) by operating activities         (60)            2

Investing activities:
Acquisition of property and equipment                    (33)           --

Financing activities:
Exercises of stock options                                --             5

Increase (decrease) in cash and cash equivalents         (93)            7
Cash and cash equivalents at beginning of period       5,236         4,437

Cash and cash equivalents at end of period            $5,143        $4,444

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


Commitments

As of March 31, 2006, the Company had contractual obligations to purchase approximately $690,000 of recruitment advertising through December 2007.



Item 2, Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.
As of March 31, 2006, the Company operated 19 offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 4.7% in March 2006 and 5.2% in March 2005. The change indicates a trend toward fuller employment.

During the six months ended March 31, 2006, the Company experienced stronger demand for its placement services, but weaker demand for its contract services, compared with the same period last year. These conditions led to an increase in the number of placements, while billable contract hours decreased.
However, increased emphasis on higher-paid contract positions resulted in a higher average hourly billing rate for contract services.

Consolidated net revenues for the six months ended March 31, 2006 were up 1% compared with the prior year. Contract service revenues were down 7%, while placement service revenues were up 12%. As a result of the change in the mix, placement service revenues increased to 45% of consolidated revenues from 41% last year. Consolidated net income was $303,000 this year, which was 116% more than last year.

The Company's past revenues and revenue patterns are not necessarily indicative of future performance. While it is difficult to accurately predict future hiring patterns or the demand for staffing services, management believes the Company is well positioned for growth of its operations. Existing branch offices have the capacity to accommodate additional consulting staff and a higher volume of business.

The Company had a net cash outflow of $93,000 for the six-month period, due to working capital requirements, and the balance of cash and cash equivalents was $5,143,000 as of March 31, 2006.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.


                                                                Six Months
                                                            Ended March 31
                                                            2006      2005
Net revenues:
Contract services                                           54.8%     59.5%
Placement services                                          45.2      40.5

Net revenues                                               100.0     100.0

Operating expenses:
Cost of contract services                                   38.7      42.1
Selling                                                     27.7      25.0
General and administrative                                  31.5      31.7

Total operating expenses                                    97.8      98.9

Income from operations                                       2.2%      1.1%


Net Revenues
Consolidated net revenues for the six months ended March 31, 2006 were up $79,000 (1%) from the prior year. Contract service revenues decreased $407,000 (7%) during the period, while placement service revenues increased $486,000 (12%).

The decrease in contract service revenues was due to an 18% decrease in the number of billable hours, which was partially offset by a 12% increase in the average hourly billing rate. Placement service revenues were up for the period because of an 11% increase in the number of placements.


Operating Expenses
Total operating expenses for the six months ended March 31, 2006 were down $23,000 compared with the prior year.

The cost of contract services was down $302,000 (7%), as a result of the lower volume of contract business. The gross profit margin on contract business was 29.4% for the six months ended March 31, 2006, which was slightly higher than 29.1% the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $279,000 (12%) for the period, due to higher commission expense resulting from the higher placement service revenues.
Selling expenses represented 27.7% of consolidated net revenues, which was up 2.5 points from the prior year because of the change in revenue mix.

General and administrative expenses for the six months ended
March 31, 2006 were the same as last year, and they represented
31.5% of consolidated revenues.

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of March 31, 2006, the Company had cash and cash equivalents of $5,143,000, which was a decrease of $93,000 from September 30, 2005. Net working capital at March 31, 2006 was $5,568,000, which was an increase of $350,000 from September 30, 2005, and the current ratio was 3.5 to 1. The Company had no long-term debt. Shareholders' equity as of March 31, 2006 was $6,153,000, which represented 73% of total assets.

During the six months ended March 31, 2006, the net cash used by operating activities was $60,000. Net income for the period, together with depreciation and other non-cash charges, provided
$383,000, while working capital items used $443,000.

During fiscal 2006, the Company initiated a program to upgrade its operational and administrative computer systems. The Company expects to spend approximately $800,000 between April 2006 and December 2007 for the acquisition of equipment in connection with this program, although there are no contractual obligations to do so.

The Company's primary source of liquidity is from its operating activities. The Company's philosophy regarding the maintenance of cash balances reflects management's views on potential future needs for liquidity. Management believes that funds generated by operations, together with existing cash balances, will be adequate to finance current operations and capital expenditures for the foreseeable future.


Off-Balance Sheet Arrangements

As of March 31, 2006, and during the six months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3, Controls and Procedures.

As of March 31, 2006, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of March 31, 2006 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                   PART II - OTHER INFORMATION


Item 4, Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 27, 2006, the shareholders elected all of the nominees for election as directors. The name of each director elected, together with the number of votes cast for elections and the number of votes withheld, are presented below:

Nominees                     Votes For            Votes Withheld
Dennis W. Baker              4,136,635               596,001
Sheldon Brottman             4,139,757               592,879
Delain G. Danehey            4,132,162               600,474
Herbert F. Imhoff, Jr.       4,129,667               602,969
Joseph F. Lizzadro           4,139,279               593,357
Kent M. Yauch                4,137,162               595,474


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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  May 4, 2006                   By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)

