Form 10QSB
period 2006-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2006-08-04
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                   FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the issuer's common stock as of June 30, 2006 was 5,148,265.

Transitional small business disclosure format:     Yes [ ]    No [X]







                        PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET

                                                     June 30    September 30
                                                        2006            2005
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $5,544          $5,236
Accounts receivable, less allowances
   (Jun. 2006--$359; Sept. 2005--$270)                 2,068           2,028
Other current assets                                     565             468

Total current assets                                   8,177           7,732
Property and equipment, net                              735             632

Total assets                                          $8,912          $8,364


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                  $1,796          $1,834
Other current liabilities                                563             680

Total current liabilities                              2,359           2,514

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,148 shares                                        4,839           4,839
Retained earnings                                      1,714           1,011

Total shareholders' equity                             6,553           5,850

Total liabilities and shareholders' equity            $8,912          $8,364

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                          Three Months           Nine Months
                                         Ended June 30         Ended June 30
(In Thousands, Except Per Share)        2006      2005        2006      2005

Net revenues:
Contract services                      $2,566   $3,011     $ 7,889   $ 8,741
Placement services                      2,755    2,308       7,145     6,212

Net revenues                            5,321    5,319      15,034    14,953

Operating expenses:
Cost of contract services               1,848    2,133       5,606     6,193
Selling                                 1,664    1,403       4,354     3,814
General and administrative              1,453    1,548       4,509     4,604

Total operating expenses                4,965    5,084      14,469    14,611

Income from operations                    356      235         565       342
Investment income                          44       24         138        57

Net income                             $  400   $  259     $   703   $   399

Average number of shares:
Basic                                   5,148    5,143       5,148     5,140
Diluted                                 5,313    5,283       5,340     5,361

Net income per share:
Basic                                  $  .08   $  .05     $   .14   $   .08
Diluted                                $  .08   $  .05     $   .13   $   .07

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                 Nine Months
                                                               Ended June 30
(In Thousands)                                          2006            2005

Operating activities:
Net income                                            $  703          $  399
Depreciation and other noncurrent items                  120             200
Accounts receivable                                      (40)            (88)
Accrued compensation and payroll taxes                   (38)            460
Other current items, net                                (214)           (521)

Net cash provided by operating activities                531             450

Investing activities:
Acquisition of property and equipment                   (223)            (51)

Financing activities:
Exercises of stock options                                --               9

Increase in cash and cash equivalents                    308             408
Cash and cash equivalents at beginning of period       5,236           4,437

Cash and cash equivalents at end of period            $5,544          $4,845

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


Commitments

As of June 30, 2006, the Company had contractual obligations to purchase approximately $620,000 of recruitment advertising through December 2007.



Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of June 30, 2006, the Company operated 20 branch offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 4.6% in June 2006 and 5.0% in June 2005. The change indicates a trend toward fuller employment over the last twelve months.

During the nine months ended June 30, 2006, the Company experienced stronger demand for its placement services, but weaker demand for its contract services, compared with the same period last year. These conditions led to an increase in the number of placements, while billable contract hours decreased. Increased emphasis on higher-paid contract positions resulted in a higher average hourly billing rate for contract services this year.

Consolidated net revenues for the nine months ended June 30, 2006 were up 1% compared with the prior year. Contract service revenues were down 10%, while placement service revenues were up 15%. As a result of the change in mix of revenues, the Company achieved a 76% increase in consolidated net income, which was $703,000 this year compared with $399,000 the prior year.

Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. While it is difficult to accurately predict future hiring patterns or the demand for staffing services, management believes the Company is well positioned for growth of its operations. Existing branch offices have the capacity to accommodate additional consulting staff and a higher volume of business.

The Company had net cash flow of $308,000 for the nine-month period, and the balance of cash and cash equivalents increased to $5,544,000 as of June 30, 2006.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                                                 Nine Months
                                                               Ended June 30
                                                              2006      2005
Net revenues:
Contract services                                             52.5%     58.5%
Placement services                                            47.5      41.5

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     37.3      41.4
Selling                                                       29.0      25.5
General and administrative                                    30.0      30.8

Total operating expenses                                      96.2      97.7

Income from operations                                         3.8%      2.3%


Net Revenues
Consolidated net revenues for the nine months ended June 30, 2006 were up $81,000 (1%) from the prior year. Contract service revenues decreased $852,000 (10%) during the period, while placement service revenues increased $933,000 (15%).

The decrease in contract service revenues was due to a 17% decrease in the number of billable hours, which was partially offset by an 8% increase in the average hourly billing rate. Placement service revenues were up for the period because of a 14% increase in the number of placements.

Operating Expenses
Total operating expenses for the nine months ended June 30, 2006 were down $142,000 (1%) compared with the prior year.

The cost of contract services was down $587,000 (9%), as a result of the lower volume of contract business. The gross profit margin on contract business was 28.9% for the period, which was slightly lower than 29.1% for the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $540,000 (14%) for the period, due to higher commission expense resulting from the higher placement service revenues. Selling expenses represented 29.0% of consolidated net revenues, which was up 3.5 points from the prior year because of the change in revenue mix.

General and administrative expenses decreased $95,000 (2%) for the nine months ended June 30, 2006. Compensation in the operating divisions decreased 9% for the period, due to lower advances resulting from the higher commission expense, and all other general and administrative expenses were up 1%. General and administrative expenses represented 30.0% of consolidated revenues, about the same as the prior year.

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of June 30, 2006, the Company had cash and cash equivalents of $5,544,000, which was an increase of $308,000 from September 30, 2005. Net working capital at June 30, 2006 was $5,818,000, which was an increase of $600,000 from September 30, 2005, and the current ratio was 3.5 to 1. The Company had no long-term debt. Shareholders' equity as of June 30, 2006 was $6,553,000, which represented 74% of total assets.

During the nine months ended June 30, 2006, the net cash provided by operating activities was $531,000. Net income for the period, together with depreciation and other non-cash charges, provided $823,000, while working capital items used $292,000. Cash used for the acquisition of property and equipment during the period was $223,000.

During fiscal 2006, the Company initiated a program to upgrade its operational and administrative computer systems. Capital expenditures for the year to date consisted primarily of computer equipment and software purchased in connection with this program. As of June 30, 2006, the Company expected to spend approximately $400,000 through September 2007 for additional computer equipment and related costs to complete this program.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, and during the nine months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or
(b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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

Some of the factors that could affect the Company's future performance include, but are not limited to, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.


Item 3, Controls and Procedures.

As of June 30, 2006, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of June 30, 2006 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  August 4, 2006                By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)

