Form 10KSB
period 2006-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2006-11-21
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-KSB


[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

The issuer's revenues for the most recent fiscal year were $20,068,000.

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was sold as of October 31, 2006 was $7,753,000.

The number of shares outstanding of the issuer's common stock as of October 31, 2006 was 5,148,265.


                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy Statement for the annual meeting of shareholders to be held on February 26, 2007 are incorporated by reference into Part III of this Form 10-KSB.

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

                                                      Year Ended September 30
                                                          2006           2005

Contract services                                           51%            58%
Placement services                                          49%            42%


Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2006, it operated 20 branch offices located in downtown or suburban areas of major U.S. cities in 10 states. The offices were concentrated in Illinois (4) and California (3), with two offices each in Arizona, Indiana, Massachusetts, Ohio and Texas, and one office each in Florida, Georgia and North Carolina.

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

Recruiting

The success of the Company is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are generally recruited through telephone contact by the Company's employment consultants or through postings on the Internet. For Internet postings, the Company maintains its own web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company uses a computer program to track applicants' skills and match them with job openings. The Company screens and interviews applicants who are presented to its clients.


Billing Practices

When applicants accept employment, the Company charges its clients a placement fee that is based on a percentage of the applicant's projected annual salary, and the Company provides its clients with a guarantee under which the fee is refundable if the applicant does not remain employed during the guarantee period. Fees for contract services are billed on an hourly basis each week. The Company expects payment by its customers upon receipt of its invoices. Typical of the staffing industry, working capital is required to finance the wages of contract workers before the related customer accounts are collected.


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

Because the Company focuses its attention on professional staffing positions, it competes by providing services that are dedicated to quality. This is done by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As part of its service, the Company provides reference checking, scrutiny of candidates' work experience and optional background checks. In general, pricing is considered to be secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company's pricing.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Boston, Chicago, Columbus (Ohio), Indianapolis, Los Angeles and Phoenix markets help to provide better client services through convenient office locations and the sharing of assignments.


Employees

As of September 30, 2006, the Company had approximately 150 regular employees and 170 contract service employees.

Item 2, Description of Property.

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 8,200 square feet of space at that location, under a lease that will expire in 2015.

The Company's staffing offices are located in downtown metropolitan and suburban business centers in 10 states. Established offices are operated from leased space ranging from 800 to 2,200 square feet, generally for periods of three to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.


Item 3, Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2006, there were no material legal proceedings pending against the Company.


Item 4, Submission of Matters to a Vote of Security Holders.

Not applicable.





                                  PART II

Item 5, Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company's common stock is traded on the American Stock Exchange under the trading symbol JOB. The high and low market prices per share of the Company's common stock were as follows:

                                         Fourth     Third    Second     First
                                        Quarter   Quarter   Quarter   Quarter

Fiscal 2006:
   High                                  $ 2.05    $ 1.72    $ 2.10    $ 2.75
   Low                                     1.43      1.41      1.46      1.86

Fiscal 2005:
   High                                  $ 2.18    $ 1.67    $ 3.00    $ 3.05
   Low                                     1.18      1.14      1.34      2.00


There were 741 holders of record on October 31, 2006. The Company declared no cash dividends on its common stock during the last two fiscal years.

Information concerning securities authorized for issuance under equity compensation plans is presented in Item 11 of this annual report.

During the three months ended September 30, 2006, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, and no equity securities of the Company were purchased by the Company.

Item 6, Management's Discussion and Analysis or Plan of Operation.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of September 30, 2006, the Company operated 20 offices located in 10 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 4.6% in September 2006 and 5.1% in September 2005. The change indicates a trend toward fuller employment over the last twelve months.

During the 2006 fiscal year, the Company experienced stronger demand for its placement services, but weaker demand for its contract services, compared with the prior year. These conditions led to an increase in the number of placements, while the number of billable contract hours decreased. Increased emphasis on higher-paid contract positions resulted in a higher average hourly billing rate for contract services this year.

Consolidated net revenues for the year ended September 30, 2006 decreased 1% compared with the prior year. As a result of the changed demand, placement service revenues were up 14%, while contract services revenues were down 13%. Although overall revenues were essentially flat, the change in mix resulted in a 37% increase in income from operations.

Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. While it is difficult to accurately predict future hiring patterns or the demand for staffing services, management believes that the Company is well positioned for growth of its operations. Existing branch offices have the capacity to accommodate additional consulting staff and a higher volume of business.

The Company had net cash flow of $668,000 for the 2006 fiscal year, and the balance of cash and cash equivalents increased to $5,904,000 as of September 30, 2006.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                                     Year Ended September 30
                                                              2006      2005
Net revenues:
Contract services                                             51.1%     57.8%
Placement services                                            48.9      42.2

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     36.2      41.0
Selling                                                       30.4      25.8
General and administrative                                    29.5      30.4

Total operating expenses                                      96.1      97.2

Income from operations                                         3.9%      2.8%


Net Revenues
Consolidated net revenues for the year ended September 30, 2006 were down $280,000 (1%) from the prior year. Placement service revenues increased $1,221,000 (14%), while contract service revenues decreased $1,501,000 (13%).

National employment levels increased during fiscal 2006. As a result of the stronger overall demand for placement services, the Company experienced a 12% increase in the number of placements and a 2% increase in the average placement fee.

The decrease in contract service revenues was due to a 19% decrease in the number of billable hours that was partially offset by a 7% increase in the average hourly billing rate.

Operating Expenses
Total operating expenses for the year ended September 30, 2006 were down $492,000 (2%) compared with the prior year.

The cost of contract services was down $1,079,000 (13%) as a result of the lower volume of contract business. The gross profit margin on contract business was 29.2% for the year ended September 30, 2006, which was slightly higher than 29.1% for the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $848,000 (16%) for the year, primarily due to higher commission expense resulting from the higher placement service revenues. Selling expenses represented 30.4% of consolidated net revenues, which was up 4.6 points from the prior year because of the change in revenue mix.

General and administrative expenses decreased $261,000 (4%) for the year ended September 30, 2006. Compensation in the operating divisions decreased 12%, due to lower salaries and lower advance expense resulting from the higher commissions. All other general and administrative expenses were down 1%. General and administrative expenses represented 29.5% of consolidated revenues, and that was down slightly from the prior year.

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of September 30, 2006, the Company had cash and cash equivalents of $5,904,000, which was an increase of $668,000 from September 30, 2005. Net working capital at September 30, 2006 was $6,051,000, which was an increase of $833,000 from September 30, 2005, and the current ratio was 3.5 to 1. The Company had no long-term debt. Shareholders' equity as of September 30, 2006 was $6,852,000, which represented 74% of total assets.

During the fiscal year ended September 30, 2006, the net cash provided by operating activities was $1,002,000. Net income for the period, together with depreciation and other non-cash charges, provided $1,167,000, while working capital items used $165,000.

Expenditures for the acquisition of property and equipment were $334,000 in fiscal 2006. The major expenditures were for computer equipment and software purchased in connection with a program to upgrade the Company's operational and administrative computer systems. Additional expenditures of approximately $300,000 are expected to be incurred during fiscal 2007 to complete the project.

In November 2006, the Company's board of directors declared a special year end cash dividend in the amount of $.10 per common share, payable in January 2007, which is expected to result in a total payout of $515,000.

All of the Company's office facilities are leased. Information about future minimum lease payments and other commitments is presented in the notes to consolidated financial statements.

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

As of September 30, 2006 there were approximately $3,000,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $5,800,000 of losses available to reduce state and local taxable income in future years, expiring from 2007 through 2024.


Off-Balance Sheet Arrangements

As of September 30, 2006, and during the year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


Critical Accounting Policies

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include deferred income tax valuation allowances, accounts receivable allowances, and valuations of property and equipment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

The following accounting policies are considered by management to be "critical" because of the judgments and uncertainties involved, and because different amounts would be reported under different conditions or using different assumptions.

Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized as a tax benefit in the future. Judgment is required in assessing the likelihood that tax assets will be realized. These judgments are based on estimates about future taxable income, which is inherently uncertain. The Company maintained a full valuation allowance as of September 30, 2006, because there was not sufficient assurance that future tax benefits would be realized.

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

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use, and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. These processes require the use of estimates and assumptions about the future.


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

Some of the factors that could affect the Company's future performance include, but are not limited to, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.

Item 7,  Financial Statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                           As of September 30
(In Thousands)                                            2006           2005

ASSETS
Current assets:
Cash and cash equivalents                               $5,904         $5,236
Accounts receivable, less allowances
   (2006 -- $280; 2005 -- $270)                          1,978          2,028
Other current assets                                       592            468

Total current assets                                     8,474          7,732
Property and equipment, net                                801            632

Total assets                                            $9,275         $8,364


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                    $1,791         $1,834
Other current liabilities                                  632            680

Total current liabilities                                2,423          2,514

Shareholders' equity:
Preferred stock; authorized -- 100 shares;
   issued and outstanding -- none                           --             --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding -
   5,148 shares                                          4,839          4,839
Retained earnings                                        2,013          1,011

Total shareholders' equity                               6,852          5,850

Total liabilities and shareholders' equity              $9,275         $8,364

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME
                                                      Year Ended September 30
(In Thousands, Except Per Share)                          2006           2005

Net revenues:
Contract services                                      $10,253        $11,754
Placement services                                       9,815          8,594

Net revenues                                            20,068         20,348

Operating expenses:
Cost of contract services                                7,256          8,335
Selling                                                  6,098          5,250
General and administrative                               5,925          6,186

Total operating expenses                                19,279         19,771

Income from operations                                     789            577
Investment income                                          213             94

Net income                                             $ 1,002        $   671

Average number of shares:
Basic                                                    5,148          5,142
Diluted                                                  5,338          5,355

Net income per share - basic and diluted               $   .19        $   .13

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      Year Ended September 30
(In Thousands)                                            2006           2005

Operating activities:
Net income                                              $1,002         $  671
Depreciation and amortization                              165            238
Accounts receivable                                         50           (195)
Accrued compensation                                       (43)           590
Other current items, net                                  (172)          (447)

Net cash provided by operating activities	                1,002            857

Investing activities:
Acquisition of property and equipment                     (334)           (69)

Financing activities:
Exercises of stock options                                  --             11

Increase in cash and cash equivalents                      668            799
Cash and cash equivalents at beginning of year           5,236          4,437

Cash and cash equivalents at end of year                $5,904        $ 5,236

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      Year Ended September 30
(In Thousands)                                            2006           2005

Common shares outstanding:
Number at beginning of year                              5,148          5,136
Exercises of stock options                                  --             12

Number at end of year                                    5,148          5,148

Common stock:
Balance at beginning of year                            $4,839         $4,828
Exercises of stock options                                  --             11

Balance at end of year                                  $4,839         $4,839

Retained earnings:
Balance at beginning of year                            $1,011         $  340
Net income                                               1,002            671

Balance at end of year                                  $2,013         $1,011

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

Estimates and Assumptions
Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include deferred income tax valuation allowances, accounts receivable allowances, and valuations of property and equipment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Income Per Share
Basic income per share is based on the average number of common shares outstanding. Diluted income per share is based on the average number of common shares and the dilutive effect of stock options. Diluted income per share does not include the effect of 50,000 stock options in fiscal 2006 and 2005, because the exercise price of those options was greater than the average market value of the common stock during the year and including them would have had an anti-dilutive effect on income per share.

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


Income Taxes

The components of the provision for income taxes are as follows:
(In Thousands)                                            2006           2005

Current tax provision                                    $  --          $  --

Deferred tax provision (credit) related to:
   Temporary differences                                    17            143
   Loss carryforwards                                      378             81
   Valuation allowance                                    (395)          (224)

Provision for income taxes                               $  --          $  --

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                                            2006           2005

Income tax provision at statutory
   federal tax rate                                      $ 341          $ 228
Federal valuation allowance                               (333)          (217)
Other                                                       (8)           (11)

Provision for income taxes                               $  --          $  --


The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)                                             2006          2005

Temporary differences                                   $   249       $   266
Net operating loss carryforwards                          1,349         1,727
Valuation allowance                                      (1,598)       (1,993)

Net deferred income tax asset                           $    --       $    --


As of September 30, 2006, there were approximately $3,000,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $5,800,000 of losses available to reduce state and local taxable income in future years, expiring from 2007 through 2024.

In fiscal 2006 and 2005, the Company reduced the valuation allowance to the extent that net income tax benefits were realized. As of September 30, 2006, an evaluation was performed to determine whether the remaining deferred tax assets were likely to be realized in the future, considering such factors as profits and losses in recent years, the market environment in which the Company operates, and projected future taxable income. It was determined that there was not sufficient assurance that future tax benefits would be realized, and a full valuation allowance was maintained.


Property and Equipment

Property and equipment consisted of the following as of September 30:

(In Thousands)                                            2006           2005

Computer equipment and software                        $ 2,427        $ 2,266
Office equipment, furniture and fixtures                 1,596          1,684

Total property and equipment, at cost                    4,023          3,950
Accumulated depreciation and amortization               (3,222)        (3,318)

Property and equipment, net                            $   801        $   632


During fiscal 2005, the Company disposed of leasehold improvements, furniture and equipment having an original cost of $1,194,000 and negligible book value.

Other Current Liabilities

Other current liabilities consisted of the following as of September 30:

(In Thousands)                                            2006           2005

Accounts payable                                          $151           $ 89
Accrued expenses                                           252            329
Deferred rent                                              229            262

Total other current liabilities                           $632           $680


Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban metropolitan business centers, and space for its corporate headquarters. Branch offices are generally leased over periods from three to five years. The corporate office lease expires in 2015, and it may be cancelled by the Company in 2012 under certain conditions. The leases generally provide for payment of basic rent plus building real estate taxes, maintenance costs and utilities.

Rent expense was $985,000 in fiscal 2006 and $964,000 in fiscal 2005. As of September 30, 2006, future minimum lease payments under lease agreements having initial terms in excess of one year totaled $3,148,000, as follows: fiscal 2007 - $894,000, fiscal 2008 - $773,000, fiscal 2009 - $571,000, fiscal
2010 - $447,000, fiscal 2011 - $325,000 and thereafter - $138,000.


Commitments

As of September 30, 2006, the Company had contractual obligations to purchase approximately $460,000 of recruitment advertising through December 2007.


Retirement Plans

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations. In addition, the Company has a deferred compensation plan for certain officers. Under the plan, the Company contributes a percentage of each participant's earnings to a trust under a defined contribution arrangement. The participants direct the investments of the trust, and the Company does not guarantee investment performance. Participant account balances are payable upon retirement or termination from the Company, subject to certain vesting requirements. The investments in the trust are included in other current assets on the consolidated balance sheet, and an offsetting obligation is included in accrued compensation. The cost of retirement plans was $170,000 in fiscal 2006 and $129,000 in fiscal 2005.

Stock Options

As of September 30, 2006, there were stock options outstanding under the Company's 1995 Stock Option Plan, 1997 Stock Option Plan and 1999 Stock Option Plan. All three plans were approved by the shareholders. The 1995 Stock Option Plan expired during fiscal 2006, and no further options may be granted under that plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation and Stock Option Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. All stock options outstanding as of September 30, 2006 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years after the date of grant.

A summary of stock option activity is as follows:

(Number of Options in Thousands)                           2006           2005

Number of options outstanding:
Beginning of year                                          435            458
Granted                                                     80             --
Exercised                                                   --            (12)
Terminated                                                  --            (11)

End of year                                                515            435

Number of options exercisable
   at end of year                                          435            435
Number of options available for grant
   at end of year                                          203            416

Weighted average option prices per share:
Granted during the year                                  $1.63          $  --
Exercised during the year                                   --            .86
Terminated during the year                                  --           1.42
Outstanding at end of year                                1.16           1.07
Exercisable at end of year                                1.07           1.07

The average fair value of stock options granted was estimated to be $0.75 per share in fiscal 2006. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions: expected option life of four years, stock price volatility of 54%, risk-free interest rate of 4.5% and no stock dividends. There was no stock option expense in fiscal 2006 because the options were granted at the end of the year. They vest ratably over two years.

Stock options outstanding as of September 30, 2006 were as follows (number of shares in thousands):

                              Weighted               Weighted     Average
    Range of        Number     Average      Number    Average    Remaining
Exercise Prices  Outstanding    Price    Exercisable   Price    Life (Years)

At $.86              353        $ .86        353       $ .86          6
$1.25 to $2.45       162         1.81         82        2.00          7

Severance Arrangements

The Company has an employment agreement with the chief executive officer that provides for the continuation of salary and benefits for a period of three years following the officer's termination of employment by the Company for any reason other than "cause." The Company also has arrangements covering certain other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. Under these circumstances, the Company would be obligated to continue salary for a period of one year in certain cases, to make lump sum payments ranging from $20,000 to $50,000 in other cases, and to provide continued welfare plan benefits for up to one year. As of September 30, 2006, the potential, aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $2,700,000.


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

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 2006 and 2005 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP



Chicago, Illinois
November 9, 2006

Item 8, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


Item 8A, Controls and Procedures.

As of September 30, 2006, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of September 30, 2006 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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



                                PART III

Item 9, Directors and Executive Officers of the Registrant.

Information concerning directors and executive officers is set forth in the Company's Proxy Statement for the annual meeting of shareholders under the headings "Election of Directors" and "Directors and Officers." That information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its directors and employees, including it principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is filed as an exhibit to this annual report.



Item 10, Executive Compensation.

Information concerning executive compensation is set forth in the Company's Proxy Statement for the annual meeting of shareholders under the heading "Compensation of Directors and Executive Officers." That information is incorporated herein by reference.

Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2006 (number of shares in thousands):

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

Equity compensation
plans approved by
security holders             515                $1.16              203

Equity compensation
plans not approved
by security holders           --                   --               --

Total                        515                $1.16              203


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


                                 GENERAL EMPLOYMENT ENTERPRISES, INC.
                                 (Registrant)


Date:  November 20, 2006         By:   /s/  Herbert F. Imhoff, Jr.
                                 Herbert F. Imhoff, Jr.
                                 Chairman of the Board, Chief
                                 Executive Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 20, 2006         By:   /s/  Herbert F. Imhoff, Jr.
                                 Herbert F. Imhoff, Jr., Director
                                 Chairman of the Board, Chief
                                 Executive Officer and President
                                 (Principal executive officer)


Date:  November 20, 2006         By:   /s/  Kent M. Yauch
                                 Kent M. Yauch, Director
                                 Vice President, Chief Financial
                                 Officer and Treasurer (Principal
                                 financial and accounting officer)


Date:  November 20, 2006         By:   /s/  Dennis W. Baker
                                 Dennis W. Baker, Director


Date:  November 20, 2006         By:
                                 Sheldon Brottman, Director


Date:  November 20, 2006         By:   /s/  Delain G. Danehey
                                 Delain G. Danehey, Director


Date:  November 20, 2006         By:   /s/  Joseph F. Lizzadro
                                 Joseph F. Lizzadro, Director

