Form 10QSB
period 2006-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2007-02-06
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                   FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2006

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

The number of shares outstanding of the issuer's common stock as of December 31, 2006 was 5,148,265.

Transitional small business disclosure format:     Yes [ ]    No [X]











PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                 December 31    September 30
                                                        2006            2006
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $5,656          $5,904
Accounts receivable, less allowances
   (Dec. 2006--$273; Sept. 2006--$280)                 1,954           1,978
Other current assets                                     575             592

Total current assets                                   8,185           8,474
Property and equipment, net                              916             801

Total assets                                          $9,101          $9,275


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Dividends payable                                     $  515          $   --
Accrued compensation                                   1,422           1,791
Other current liabilities                                520             632

Total current liabilities                              2,457           2,423

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,148 shares                                        4,850           4,839
Retained earnings                                      1,794           2,013

Total shareholders' equity                             6,644           6,852

Total liabilities and shareholders' equity            $9,101          $9,275

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                                Three Months
                                                           Ended December 31
(In Thousands, Except Per Share)                              2006      2005

Net revenues:
Contract services                                           $2,200    $2,638
Placement services                                           2,644     2,075

Net revenues                                                 4,844     4,713

Operating expenses:
Cost of contract services                                    1,476     1,856
Selling                                                      1,604     1,270
General and administrative                                   1,551     1,502

Total operating expenses                                     4,631     4,628

Income from operations                                         213        85
Investment income                                               83        43

Net income                                                  $  296    $  128

Average number of shares:
Basic                                                        5,148     5,148
Diluted                                                      5,334     5,369

Net income per share - basic and diluted                    $  .06    $  .02

Cash dividends declared per share                           $  .10    $   --

See notes to consolidated financial statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                Three Months
                                                           Ended December 31
(In Thousands)                                          2006            2005

Operating activities:
Net income                                            $  296          $  128
Depreciation and other noncurrent items                   67              43
Accounts receivable                                       24             237
Accrued compensation and payroll taxes                  (369)           (659)
Other current items, net                                 (95)           (147)

Net cash used by operating activities                    (77)           (398)

Investing activities:
Acquisition of property and equipment                   (171)            (24)

Decrease in cash and cash equivalents                   (248)           (422)
Cash and cash equivalents at beginning of period       5,904           5,236

Cash and cash equivalents at end of period            $5,656          $4,814

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.


Income Taxes

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Shareholders' Equity

During the quarter ended December 31, 2006, the board of directors declared a cash dividend in the amount of $.10 per common share, payable in January 2007 Changes in shareholders' equity for the three months ended December 31, 2006 and 2005 were as follows:

(In Thousands)                                            2006           2005

Common stock:
Balance at beginning of period                          $4,839         $4,839
Stock option expense                                        11             --

Balance at end of period                                $4,850         $4,839

Retained earnings:
Balance at beginning of period                          $2,013         $1,011
Net income                                                 296            128
Dividends declared                                        (515)            --

Balance at end of period                                $1,794         $1,139




Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of December 31, 2006, the Company operated 20 offices located in 10 states.


The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 4.5% in December 2006 and 4.9% in December 2005. The change indicates a trend toward fuller employment over the last twelve months.

During the three months ended December 31, 2006, the Company experienced stronger demand for its placement services, compared with the same period of the prior year. Because of the stronger demand, and because placement services have a higher profit margin than contract services, the Company focused its marketing efforts on the placement business this year. As a result, the Company achieved increases in both the number of placements and the average placement fee, while the number of billable contract hours declined.

Consolidated net revenues for the three months ended December 31, 2006 increased 3% compared with the prior year. Placement service revenues were up 27%, while contract service revenues were down 17%. Due to the growth in placement service revenues, income from operations rose 151% from the same period last year.

The Company had net cash outflow of $248,000 for the three-month period, due to seasonal working capital requirements, and the balance of cash and cash equivalents decreased to $5,656,000 as of December 31, 2006.

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


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.


                                                                Three Months
                                                           Ended December 31
                                                              2006      2005
Net revenues:
Contract services                                             45.4%     56.0%
Placement services                                            54.6      44.0

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     30.5      39.4
Selling                                                       33.1      26.9
General and administrative                                    32.0      31.9

Total operating expenses                                      95.6      98.2

Income from operations                                         4.4%      1.8%


Net Revenues
Consolidated net revenues for the three months ended December 31, 2006 were up $131,000 (3%) from the prior year. Placement service revenues increased $569,000 (27%), while contract service revenues decreased $438,000 (17%).

National employment levels during the first three months of this year were higher than for the same period last year, and the Company experienced stronger demand for its placement services. As a result, the number of placements grew by 10% and the average placement fee was up 17% over the same period last year.

Because of a shift in the Company's marketing focus toward the placement business, the contract service business declined. The decrease in contract service revenues reflects a 20% decrease in the number of billable hours, which was partially offset by a 2% increase in the average hourly billing rate.

Operating Expenses
Total operating expenses for the three months ended December 31, 2006 were up $3,000 compared with the prior year.

The cost of contract services was down $380,000 (20%) as a result of the lower volume of contract business. The gross profit margin on contract business was 32.9% for the three months ended December 31, 2006, which was 3.3 points higher than 29.6% for the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $334,000 (26%) for the period. Commission expense was up 26% and recruitment advertising expense was up 42% because of the higher volume of placement business. Selling expenses represented 33.1% of consolidated net revenues, which was up 6.2 points from the prior year because of the change in revenue mix.

General and administrative expenses increased $49,000 (3%) for the three months ended December 31, 2006. The change was primarily due to a 14% increase in administrative compensation, while all other expense categories together were down 1%. General and administrative expenses represented 32.0% of consolidated revenues, about the same as the prior year.

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of December 31, 2006, the Company had cash and cash equivalents of $5,656,000, which was a decrease of $248,000 from September 30, 2006. Net working capital at December 31, 2006 was $5,728,000, which was a decrease of $323,000 from September 30, 2006, and the current ratio was 3.3 to 1. The Company had no long-term debt. Shareholders' equity as of December 31, 2006 was $6,644,000, which represented 73% of total assets.

During the three months ended December 31, 2006, the net cash used by operating activities was $77,000. Net income for the period, together with depreciation and other non-cash charges, provided $363,000. A seasonal reduction of payroll liabilities required the use of $369,000, while all other working capital items used $71,000.

Expenditures for the acquisition of property and equipment were $171,000 for the three months ended December 31, 2006. The major expenditures were for computer equipment and software purchased in connection with a program to upgrade the Company's computer systems.

All of the Company's office facilities are leased. Information about future minimum lease payments and other commitments is presented in the notes to consolidated financial statements on Form 10-KSB for the fiscal year ended September 30, 2006.

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


Off-Balance Sheet Arrangements

As of December 31, 2006, and during the three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3, Controls and Procedures.

As of December 31, 2006, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of December 31, 2006 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 6, Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.    Description of Exhibit

10.01 Chief Executive Officer Bonus Plan Amendment 1, effective for fiscal years beginning on or after October 1, 2006.

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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  February 5, 2007              By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)


