Form 10QSB
period 2007-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2007-05-04
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer's common stock as of March 31, 2007 was 5,148,265.

Transitional small business disclosure format:     Yes [ ]    No [X]




                       PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                    March 31    September 30
                                                        2007            2006
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $5,539          $5,904
Accounts receivable, less allowances
   (Mar. 2007--$260; Sept. 2006--$280)                 2,103           1,978
Other current assets                                     703             592

Total current assets                                   8,345           8,474
Property and equipment, net                              928             801

Total assets                                          $9,273          $9,275


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                  $2,059          $1,791
Other current liabilities                                465             632

Total current liabilities                              2,524           2,423

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,148 shares                                        4,865           4,839
Retained earnings                                      1,884           2,013

Total shareholders' equity                             6,749           6,852

Total liabilities and shareholders' equity            $9,273          $9,275

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                             Three Months          Six Months
                                           Ended March 31      Ended March 31
(In Thousands, Except Per Share)           2007      2006      2007      2006

Net revenues:
Contract services                        $2,113    $2,685    $4,313    $5,323
Placement services                        2,847     2,315     5,491     4,390

Net revenues                              4,960     5,000     9,804     9,713

Operating expenses:
Cost of contract services                 1,442     1,902     2,918     3,758
Selling                                   1,848     1,420     3,452     2,690
General and administrative                1,639     1,554     3,190     3,056

Total operating expenses                  4,929     4,876     9,560     9,504

Income from operations                       31       124       244       209
Investment income                            59        51       142        94

Net income                               $   90    $  175    $  386    $  303

Average number of shares:
Basic                                     5,148     5,148     5,148     5,148
Diluted                                   5,381     5,328     5,358     5,351

Net income per share - basic and diluted $  .02    $  .03    $  .07    $  .06

Cash dividends declared per share        $   --    $   --    $  .10    $   --

See notes to consolidated financial statements.



GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                  Six Months
                                                              Ended March 31
(In Thousands)                                          2007            2006

Operating activities:
Net income                                            $  386          $  303
Depreciation and other noncurrent items                  139              80
Accounts receivable                                     (125)           (133)
Accrued compensation                                     268            (117)
Other current items, net                                (278)           (193)

Net cash provided (used) by operating activities         390             (60)

Investing activities:
Acquisition of property and equipment                   (240)            (33)

Financing activities:
Cash dividends paid                                     (515)             --

Decrease in cash and cash equivalents                   (365)            (93)
Cash and cash equivalents at beginning of period       5,904           5,236

Cash and cash equivalents at end of period            $5,539          $5,143

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


Income Taxes

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Shareholders' Equity

Changes in shareholders' equity for the six months ended March 31, 2007 and 2006 were as follows:

(In Thousands)                                            2007           2006

Common stock:
Balance at beginning of period                          $4,839         $4,839
Stock option expense                                        26             --

Balance at end of period                                $4,865         $4,839

Retained earnings:
Balance at beginning of period                          $2,013         $1,011
Net income                                                 386            303
Cash dividends declared                                   (515)            --

Balance at end of period                                $1,884         $1,314



Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of March 31, 2007 the Company operated 19 offices located in 9 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 4.4% in March 2007 and 4.7% in March 2006. The change indicates a trend toward fuller employment over the last twelve months.

During the six months ended March 31, 2007, the Company experienced stronger demand for its placement services, compared with the same period of the prior year. Because of the stronger demand, and because placement services have a higher profit margin than contract services, the Company focused its marketing efforts on the placement business this year. As a result, the Company achieved increases in both the number of placements and the average placement fee, while the number of billable contract hours declined.

Consolidated net revenues for the six months ended March 31, 2007 increased 1% compared with the prior year. Placement service revenues were up 25%, while contract service revenues were down 19%. Due to the growth in placement service revenues, income from operations rose 17% from the same period last year.

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


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.


                                                                  Six Months
                                                              Ended March 31
                                                              2007      2006
Net revenues:
Contract services                                             44.0%     54.8%
Placement services                                            56.0      45.2

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     29.8      38.7
Selling                                                       35.2      27.7
General and administrative                                    32.5      31.5

Total operating expenses                                      97.5      97.8

Income from operations                                         2.5%      2.2%


Net Revenues
Consolidated net revenues for the six months ended March 31, 2007 were up $91,000 (1%) from the prior year. Placement service revenues increased $1,101,000 (25%), while contract service revenues decreased $1,010,000 (19%).

National employment levels during the first six months of this year were higher than for the same period last year, and the Company experienced stronger demand for its placement services. As a result, the number of placements grew by 11% and the average placement fee was up 12% over the same period last year.

Because of a shift in the Company's marketing focus toward the placement business, the contract service business declined. The decrease in contract service revenues reflects a 22% decrease in the number of billable hours, which was partially offset by a 3% increase in the average hourly billing rate.

Operating Expenses
Total operating expenses for the six months ended March 31, 2007 were up $56,000 (1%) compared with the prior year.

The cost of contract services was down $840,000 (22%) as a result of the lower volume of contract business. The gross profit margin on contract business was 32.3% for the six months ended March 31, 2007, which was 2.9 points higher than 29.4% for the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $762,000 (28%) for the period. Commission expense was up 28% and recruitment advertising expense was up 43% because of the higher volume of placement business. Selling expenses represented 35.2% of consolidated net revenues, which was up 7.5 points from the prior year because of the change in revenue mix.

General and administrative expenses increased $134,000 (4%) for the six months ended March 31, 2007. They represented 32.5% of consolidated revenues, which was up 1.0 point from the prior year.

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of March 31, 2007, the Company had cash and cash equivalents of $5,539,000, which was a decrease of $365,000 from September 30, 2006. Net working capital at March 31, 2007 was $5,821,000, which was a decrease of $230,000 from September 30, 2006, and the current ratio was 3.3 to 1. The Company had no long-term debt. Shareholders' equity as of March 31, 2007 was $6,749,000, which represented 73% of total assets.

During the six months ended March 31, 2007, the net cash provided by operating activities was $390,000. Net income for the period, together with depreciation and other non-cash charges, provided $525,000, while working capital items used $135,000.

Expenditures for the acquisition of property and equipment were $240,000 for the six months ended March 31, 2007. The major expenditures were for computer equipment and software purchased in connection with a program to upgrade the Company's computer systems. During the period the Company paid cash dividends of $515,000.

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


Off-Balance Sheet Arrangements

As of March 31, 2007, and during the six months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3, Controls and Procedures.

As of March 31, 2007, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of March 31, 2007 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 4, Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 26,2007, the shareholders elected all nominees for election as directors and approved the Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan.

The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:


Nominees                       Votes For          Votes Withheld
Dennis W. Baker                4,222,273             342,645
Sheldon Brottman               4,237,450             327,468
Andrew Dailey                  5,970,465             163,853
Delain G. Danehey              4,233,106             331,812
Herbert F. Imhoff, Jr.         4,232,368             332,550
Joseph F. Lizzadro             4,263,665             301,253
Kent M. Yauch                  4,233,013             331,905

The number of votes cast and the number of broker non-votes on the proposal to approve the Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan were as follows:

For                            2,370,260
Against                          444,877
Abstain                           49,558
Broker non-votes               1,924,423


Item 6, Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.    Description of Exhibit

10.01* Amended and Restated General Employment Enterprises, Inc. 1997 Stock
       Option Plan.

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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  May 4, 2007                   By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)


