Form 10QSB
period 2007-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2007-08-01
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer's common stock as of June 30, 2007 was 5,153,265.

Transitional small business disclosure format:     Yes [ ]    No [X]













                       PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                     June 30    September 30
                                                        2007            2006
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $6,072          $5,904
Accounts receivable, less allowances
   (June 2007--$250; Sept. 2006--$280)                 1,786           1,978
Other current assets                                     756             592

Total current assets                                   8,614           8,474
Property and equipment, net                              962             801

Total assets                                          $9,576          $9,275


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                  $2,130          $1,791
Other current liabilities                                487             632

Total current liabilities                              2,617           2,423

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,153 shares in June 2007 and
   5,148 shares in September 2006                      4,891           4,839
Retained earnings                                      2,068           2,013

Total shareholders' equity                             6,959           6,852

Total liabilities and shareholders' equity            $9,576          $9,275

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                        Three Months              Nine Months
                                       Ended June 30            Ended June 30
(In Thousands, Except Per Share)      2007      2006          2007       2006

Net revenues:
Contract services                   $1,942    $2,566       $ 6,255    $ 7,889
Placement services                   2,922     2,755         8,413      7,145

Net revenues                         4,864     5,321        14,668     15,034

Operating expenses:
Cost of contract services            1,306     1,848         4,224      5,606
Selling                              1,856     1,664         5,308      4,354
General and administrative           1,601     1,453         4,791      4,509

Total operating expenses             4,763     4,965        14,323     14,469

Income from operations                 101       356           345        565
Investment income                       83        44           225        138

Net income                          $  184    $  400       $   570    $   703

Average number of shares:
Basic                                5,151     5,148         5,149      5,148
Diluted                              5,399     5,313         5,372      5,340

Net income per share:
Basic                               $  .04    $  .08       $   .11    $   .14
Diluted                             $  .03    $  .08       $   .11    $   .13

Cash dividends declared per share   $   --    $   --       $   .10    $    --

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                 Nine Months
                                                               Ended June 30
(In Thousands)                                          2007            2006

Operating activities:
Net income                                            $  570          $  703
Depreciation and other noncurrent items                  220             120
Accounts receivable                                      192             (40)
Accrued compensation                                     339             (38)
Other current items, net                                (309)           (214)

Net cash provided by operating activities              1,012             531

Investing activities:
Acquisition of property and equipment                   (334)           (223)

Financing activities:
Exercises of stock options                                 5              --
Cash dividends paid                                     (515)             --

Net cash used by financing activities                   (510)             --

Increase in cash and cash equivalents                    168             308
Cash and cash equivalents at beginning of period       5,904           5,236

Cash and cash equivalents at end of period            $6,072          $5,544

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)
                                                                 Nine Months
                                                               Ended June 30
(In Thousands)                                            2007          2006

Common shares outstanding:
Number at beginning of period                            5,148         5,148
Exercises of stock options                                   5            --

Number at end of period                                  5,153         5,148

Common stock:
Balance at beginning of period                          $4,839        $4,839
Stock option expense                                        47            --
Exercises of stock options                                   5            --

Balance at end of period                                $4,891        $4,839

Retained earnings:
Balance at beginning of period                          $2,013        $1,011
Net income                                                 570           703
Cash dividends declared                                   (515)           --

Balance at end of period                                $2,068        $1,714

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006.


Income Taxes

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.



Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of June 30, 2007 the Company operated 19 offices located in 9 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 4.5% in June 2007 and 4.6% in June 2006. These statistics indicate a relatively full level of employment in the United States during the last twelve months.

During the nine months ended June 30, 2007, the Company experienced stronger demand for its placement services, compared with the same period of the prior year. Because of the stronger demand, and because placements have a higher profit margin than contract services, the Company focused its marketing efforts on the placement business during the period. As a result, the Company achieved increases in both the number of placements and the average placement fee, while the number of billable contract hours declined.

During the same period, the Company experienced greater challenges in finding well-qualified candidates for both placement and contract assignments than it had last year. This factor constrained revenue growth in both divisions.

Consolidated net revenues for the nine months ended June 30, 2007 decreased 2% compared with the prior year. Placement service revenues were up 18%, while contract service revenues were down 21%. As a result of the decline in consolidated net revenues, income from operations was down 39% from the same period last year.

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


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.


                                                                 Nine Months
                                                               Ended June 30
                                                              2007      2006

Net revenues:
Contract services                                             42.6%     52.5%
Placement services                                            57.4      47.5

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     28.8      37.3
Selling                                                       36.2      29.0
General and administrative                                    32.7      30.0

Total operating expenses                                      97.6      96.2

Income from operations                                         2.4%      3.8%


Net Revenues
Consolidated net revenues for the nine months ended June 30, 2007 were down $366,000 (2%) from the prior year. Placement service revenues increased $1,268,000 (18%), while contract service revenues decreased $1,634,000 (21%).

During the first nine months of this year, the Company experienced stronger demand for its placement services. As a result, the number of placements grew by 6% and the average placement fee was up 11% over the same period last year.

Because of a shift in the Company's marketing focus toward the placement business, the contract service business declined. The decrease in contract service revenues reflects a 23% decrease in the number of billable hours, which was partially offset by a 1% increase in the average hourly billing rate.

Operating Expenses
Total operating expenses for the nine months ended June 30, 2007 were down $146,000 (1%) compared with the prior year.

The cost of contract services was down $1,382,000 (25%) as a result of the lower volume of contract business. However, margins improved. The gross profit margin on contract business was 32.5% for the nine months ended June 30, 2007, which was 3.6 points higher than 28.9% for the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $954,000 (22%) for the period. Commission expense was up 20% because of the higher volume of placement business. Recruitment advertising expense was up 35% because of a higher number of internet job postings needed to attract qualified candidates. Selling expenses represented 36.2% of consolidated net revenues, which was up 7.2 points from the prior year.

General and administrative expenses increased $282,000 (6%) for the nine months ended June 30, 2007. They represented 32.7% of consolidated revenues, which was up 2.7 points from the prior year.

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of June 30, 2007, the Company had cash and cash equivalents of $6,072,000, which was an increase of $168,000 from September 30, 2006. Net working capital at June 30, 2007 was $5,997,000, which was a decrease of $54,000 from September 30, 2006, and the current ratio was 3.3 to 1. The Company had no long-term debt. Shareholders' equity as of June 30, 2007 was $6,959,000, which represented 73% of total assets.

During the nine months ended June 30, 2007, the net cash provided by operating activities was $1,012,000. Net income for the period, together with depreciation and other non-cash charges, provided $790,000, while working capital items provided an additional $222,000.

Expenditures for the acquisition of property and equipment were $334,000 for the nine months ended June 30, 2007. The major expenditures were for computer equipment and software purchased in connection with a program to upgrade the Company's computer systems. During the period the Company paid cash dividends of $515,000.

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


Off-Balance Sheet Arrangements

As of June 30, 2007, and during the nine months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3, Controls and Procedures.

As of June 30, 2007, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of June 30, 2007 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  August 1, 2007                By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)




