Form 10KSB
period 2007-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2007-11-21
CIK 40570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB


[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended September 30, 2007

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

The issuer's revenues for the most recent fiscal year were $19,690,000.

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was sold as of October 31, 2007 was $8,279,000.

The number of shares outstanding of the issuer's common stock as of October 31, 2007 was 5,153,265.


                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy Statement for the annual meeting of shareholders to be held on February 25, 2008 are incorporated by reference into Part III of this Form 10-KSB.

Transitional small business disclosure format:  Yes [ ]    No [X]

                              TABLE OF CONTENTS


                                                                          Page

PART I

Item 1,    Description of Business.                                        4

Item 2,    Description of Property.                                        5

Item 3,    Legal Proceedings.                                              6

Item 4,    Submission of Matters to a Vote of Security Holders.            6


PART II

Item 5,    Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities.         6

Item 6,    Management's Discussion and Analysis or Plan of Operation.      6

Item 7,    Financial Statements.                                          12

Item 8,    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.                         24

Item 8A,   Controls and Procedures.                                       24

Item 8B,   Other Information.                                             24


PART III

Item 9,    Directors, Executive Officers, Promoters, Control Persons
             and Corporate Governance; Compliance with Section 16(a)
             of the Exchange Act.                                         25

Item 10,   Executive Compensation.                                        25

Item 11,   Security Ownership of Certain Beneficial Owners
             and Management.                                              25

Item 12,   Certain Relationships and Related Transactions, and
             Director Independence.                                       26

Item 13,   Exhibits.                                                      26

Item 14,   Principal Accountant Fees and Services.                        28

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

                                                      Year Ended September 30
                                                          2007           2006

Contract services                                           43%            51%
Placement services                                          57%            49%


Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2007 it operated 19 branch offices located in downtown or suburban areas of major U.S. cities in 9 states. The offices were concentrated in Illinois (4) and California (3), with two offices each in Arizona, Indiana, Massachusetts, Ohio and Texas, and one office each in Florida and North Carolina.

The Company markets its services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins listing candidates available for placement and contract employees available for assignment.

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

Because the Company focuses its attention on professional staffing positions, it competes by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As part of its service, the Company provides reference checking, scrutiny of candidates' work experience and optional background checks. In general, pricing is considered to be secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company's pricing.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Boston, Chicago, Columbus (Ohio), Indianapolis, Los Angeles and Phoenix markets help to provide better client services through convenient office locations and the sharing of assignments.


Recruiting

The success of the Company is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are generally recruited through telephone contact by the Company's employment consultants or through postings on the Internet. For Internet postings, the Company maintains its own web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company maintains database records of applicants' skills to assist in matching them with job openings. The Company screens and interviews applicants who are presented to its clients.


Employees

As of September 30, 2007, the Company had approximately 150 regular employees and 130 contract service employees.


Item 2, Description of Property.

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 8,200 square feet of space at that location, under a lease that will expire in 2015. The lease may be cancelled by the Company in 2012 under certain conditions.

The Company's staffing offices are located in downtown and suburban business centers in 9 states. Established offices are operated from leased space ranging from 800 to 2,200 square feet, generally for periods of three to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3, Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2007, there were no material legal proceedings pending against the Company.


Item 4, Submission of Matters to a Vote of Security Holders.

Not applicable.


                                   PART II

Item 5, Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company's common stock is listed on the American Stock Exchange and is traded under the symbol JOB. The following table sets forth the quarterly high and low sales prices per share of the Company's common stock on the consolidated market for each quarter within the last two fiscal years, as reported by the American Stock Exchange.

                                         Fourth     Third    Second     First
                                        Quarter   Quarter   Quarter   Quarter

Fiscal 2007
   High                                  $ 2.00    $ 3.47    $ 2.50    $ 1.90
   Low                                     1.52      1.92      1.67      1.62

Fiscal 2006:
   High                                  $ 2.05    $ 1.72    $ 2.10    $ 2.75
   Low                                     1.43      1.41      1.46      1.86


There were 717 holders of record on October 31, 2007.

On November 20, 2006, the Company declared a $.10 per share cash dividend on its common stock, payable on January 9, 2007 to shareholders of record as of December 15, 2006.

Information concerning securities authorized for issuance under equity compensation plans is presented in Item 11 of this annual report.

During the three years ended September 30, 2007, no securities were sold by the Company without registering the securities under the Securities Act of 1933.

During the three months ended September 30, 2007, no equity securities of the Company were purchased by the Company.


Item 6, Management's Discussion and Analysis or Plan of Operation.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of September 30, 2007 the Company operated 19 offices located in 9 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 4.7% in September 2007 and 4.6% in September 2006. These statistics indicate a relatively full level of employment in the United States during the last twelve months.

During the 2007 fiscal year, the Company experienced stronger demand for its placement services, compared with the prior year. Because of the stronger demand, and because placement services have a higher profit margin than contract services, the Company focused more of its marketing efforts on the placement business during the year. As a result, the Company achieved increases in both the number of placements and the average placement fee, while the number of billable contract hours declined.

During the same period, the Company experienced greater challenges in finding well-qualified candidates for both placement and contract assignments than it had during the prior year. This factor constrained revenue growth in both divisions.

Consolidated net revenues for the year ended September 30, 2007 decreased 2% compared with the prior year. As a result of the changed demand, placement service revenues were up 15%, while contract service revenues were down 18%. The effects of lower consolidated net revenues, together with an 8% increase in general and administrative expenses, resulted in a 22% decline in income from operations.

Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. While it is difficult to accurately predict future hiring patterns or the demand for staffing services, management believes that existing branch offices have the capacity to accommodate additional consulting staff and a higher volume of business.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

                                                     Year Ended September 30
                                                              2007      2006

Net revenues:
Contract services                                             42.9%     51.1%
Placement services                                            57.1      48.9

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     28.7      36.2
Selling                                                       35.8      30.4
General and administrative                                    32.4      29.5

Total operating expenses                                      96.9      96.1

Income from operations                                         3.1%      3.9%

Net Revenues
Consolidated net revenues for the year ended September 30, 2007 were down $378,000 (2%) from the prior year. Placement service revenues increased $1,427,000 (15%), while contract service revenues decreased $1,805,000 (18%).

During fiscal 2007, the Company experienced stronger demand for its placement services. As a result, the number of placements grew by 4%, and the average placement fee was up 9% over the same period last year.

Because of a shift in the Company's marketing focus toward the placement business, the contract service business declined. The decrease in contract service revenues reflects a 21% decrease in the number of billable hours, which was partially offset by a 2% increase in the average hourly billing rate.

Operating Expenses
Total operating expenses for the year ended September 30, 2007 were down $202,000 (1%) compared with the prior year.

The cost of contract services was down $1,615,000 (22%) as a result of the lower volume of contract business. However, margins improved. The gross profit margin on contract business was 33.2% for the year ended September 30, 2007, which was 4.0 points higher than 29.2% for the prior year. There are no direct costs associated with placement service revenues.

Selling expenses increased $953,000 (16%) for the period. Commission expense was up 14% because of the change in revenue mix and because the Company's commission costs are higher on placement business than on contract business. Recruitment advertising expense was up 27% because of a higher number of Internet job postings needed to attract qualified candidates. Selling expenses represented 35.8% of consolidated net revenues, which was up 5.4 points from the prior year.

General and administrative expenses increased $460,000 (8%) for the year ended September 30, 2007. Compensation in the operating divisions was up 6% due to hiring additional employment consultants. Administrative compensation was up 10% because of inflationary increases in pay rates and an increase in stock-based compensation expense. Depreciation and amortization expense increased 44% as a result of capital expenditures during the last two years. All other general and administrative expenses together increased 5%. As a result, general and administrative expenses represented 32.4% of consolidated revenues, which was up 2.9 points from the prior year.

Other
Investment income for the year ended September 30, 2007 was up $88,000 (41%), due to a combination of higher balances available for investment and a higher average rate of return.

There was no provision for income taxes in either year, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of September 30, 2007, the Company had cash and cash equivalents of $6,344,000, which was an increase of $440,000 from September 30, 2006. Net working capital at September 30, 2007 was $6,395,000, which was a decrease of $344,000 from September 30, 2006, and the current ratio was 4.0 to 1. Shareholders' equity as of September 30, 2007 was $7,324,000, which represented 74% of total assets.

During the fiscal year ended September 30, 2007, the net cash provided by operating activities was $1,314,000. Net income for the period, together with depreciation and other non-cash charges, provided $1,218,000, while working capital items provided an additional $96,000.

Expenditures for the acquisition of property and equipment were $364,000 for the year ended September 30, 2007. The major expenditures were for computer equipment and software, as the Company completed a two-year program to upgrade its computer systems.

In November 2006, the Company's board of directors declared a cash dividend in the amount of $.10 per common share, which resulted in a total payment of $515,000 in January 2007.

In November 2007, the Company's board of directors declared a cash dividend in the amount of $.10 per common share, which is expected to result in a total payment of $515,000 in January 2008.

All of the Company's office facilities are leased. As of September 30, 2007, future minimum lease payments under noncancelable lease agreements having initial terms in excess of one year totaled $2,510,000. At that date, the Company also had contractual obligations to purchase approximately $160,000 of recruitment advertising through December 2007.

The Company has an employment agreement with the chief executive officer that provides for severance benefits if the officer's employment terminates for any reason other than "cause." The Company also has arrangements covering other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. As of September 30, 2007, the potential aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $3,400,000.

As of September 30, 2007, there were approximately $2,000,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $4,800,000 of losses available to reduce state taxable income in future years, expiring from 2008 through 2024. Future realization of the tax benefits of net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2007. See "Income Taxes" in the Notes to Consolidated Financial Statements for additional information.

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


Off-Balance Sheet Arrangements

As of September 30, 2007, and during the year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.

Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include deferred income tax valuation allowances and accounts receivable allowances. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

The following accounting policies are considered by management to be "critical" because of the judgments and uncertainties involved, and because different amounts would be reported under different conditions or using different assumptions.

Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized as a tax benefit in the future. If the Company were to change its determination about the future realization of tax benefits, the valuation allowance would be adjusted as a provision or credit to income taxes in the period in which the determination is made. Judgment is required in assessing the likelihood that tax assets will be realized. These judgments are based on estimates about future taxable income, which is inherently uncertain.

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


Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the "FASB") issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". Interpretation 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements, and it requires certain disclosures of uncertain tax positions among other provisions. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company does not expect the adoption to have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements". Statement 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and it expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact Statement 157 may have on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". Under Statement 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact Statement 159 may have on its results of operations and financial position.


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

Item 7,  Financial Statements.


GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                           As of September 30
(In Thousands)                                            2007           2006

ASSETS
Current assets:
Cash and cash equivalents                               $6,344         $5,904
Accounts receivable, less allowances
   (2007 -- $248; 2006 -- $280)                          1,915          1,978
Other current assets                                       252            296

Total current assets                                     8,511          8,178
Property and equipment, net                                929            801
Other assets                                               436            296

Total assets                                            $9,876         $9,275


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                    $1,602         $1,495
Other current liabilities                                  514            632

Total current liabilities                                2,116          2,127

Other liabilities                                          436            296

Shareholders' equity:
Preferred stock; authorized -- 100 shares;
   issued and outstanding -- none                           --             --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding -
   5,153 shares in 2007 and
   5,148 shares in 2006                                  4,912          4,839
Retained earnings                                        2,412          2,013

Total shareholders' equity                               7,324          6,852

Total liabilities and shareholders' equity              $9,876         $9,275

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF INCOME
                                                      Year Ended September 30
(In Thousands, Except Per Share)                          2007           2006

Net revenues:
Contract services                                      $ 8,448        $10,253
Placement services                                      11,242          9,815

Net revenues                                            19,690         20,068

Operating expenses:
Cost of contract services                                5,641          7,256
Selling                                                  7,051          6,098
General and administrative                               6,385          5,925

Total operating expenses                                19,077         19,279

Income from operations                                     613            789
Investment income                                          301            213

Net income                                             $   914        $ 1,002

Average number of shares:
Basic                                                    5,150          5,148
Diluted                                                  5,368          5,338

Net income per share:
Basic                                                  $   .18        $   .19
Diluted                                                $   .17        $   .19

Cash dividends declared per share                      $   .10        $    --

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      Year Ended September 30
(In Thousands)                                            2007           2006

Operating activities:
Net income                                              $  914         $1,002
Depreciation and amortization                              231            160
Other noncurrent items                                      73              5
Accounts receivable                                         63             50
Accrued compensation                                       107           (147)
Other current items, net                                   (74)           (68)

Net cash provided by operating activities	                1,314          1,002

Investing activities:
Acquisition of property and equipment                     (364)          (334)

Financing activities:
Exercises of stock options                                   5             --
Cash dividends paid                                       (515)            --

Net cash used by financing activities                     (510)            --

Increase in cash and cash equivalents                      440            668
Cash and cash equivalents at beginning of year           5,904          5,236

Cash and cash equivalents at end of year                $6,344        $ 5,904

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      Year Ended September 30
(In Thousands)                                            2007           2006

Common shares outstanding:
Number at beginning of year                              5,148          5,148
Exercises of stock options                                   5             --

Number at end of year                                    5,153          5,148

Common stock:
Balance at beginning of year                            $4,839         $4,839
Stock option expense                                        68             --
Exercises of stock options                                   5             --

Balance at end of year                                  $4,912         $4,839

Retained earnings:
Balance at beginning of year                            $2,013         $1,011
Net income                                                 914          1,002
Cash dividends declared                                   (515)            --

Balance at end of year                                  $2,412         $2,013

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

Income Per Share
Basic income per share is based on the average number of common shares outstanding. Diluted income per share is based on the average number of common shares and the dilutive effect of stock options. Diluted income per share does not include the effect of 155,000 stock options in fiscal 2007 and 50,000 stock options in fiscal 2006, because the exercise price of those options was greater than the average market value of the common stock during the year, and including them would have had an anti-dilutive effect on income per share.

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

Deferred Compensation Plan
The Company has a rabbi trust agreement to protect the assets of its nonqualified deferred compensation plan. The accounts of the rabbi trust are included in the consolidated financial statements. Investments held by the trust are included in other assets, and an offsetting obligation is included in other liabilities. The investments are considered to be trading securities and are reported at fair value, with the realized and unrealized holding gains and losses being recorded in investment income, and an offsetting amount is recorded in general and administrative expenses. Amounts on the consolidated balance sheet as of September 30, 2006 have been reclassified to conform with the 2007 presentation.

Stock-Based Compensation
Compensation expense is recorded for the fair value of stock options issued to employees. The expense is measured as the estimated fair value of the stock options on the date of grant and is amortized over the vesting periods.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the "FASB") issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". Interpretation 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements, and it requires certain disclosures of uncertain tax positions among other provisions. Interpretation 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company does not expect the adoption to have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements". Statement 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and it expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact Statement 157 may have on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". Under Statement 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact Statement 159 may have on its results of operations and financial position.


Income Taxes

The components of the provision for income taxes are as follows:
(In Thousands)                                            2007           2006

Current tax provision                                    $  --          $  --

Deferred tax provision (credit) related to:
   Temporary differences                                   (55)            17
   Loss carryforwards                                      457            378
   Valuation allowances                                   (402)          (395)

Provision for income taxes                               $  --          $  --


The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

(In Thousands)                                            2007           2006

Income tax provision at statutory
   federal tax rate                                      $ 311          $ 341
Federal valuation allowance                               (317)          (333)
Other                                                        6             (8)

Provision for income taxes                               $  --          $  --

The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)                                             2007          2006

Temporary differences                                   $   304       $   249
Net operating loss carryforwards                            892         1,349
Valuation allowances                                     (1,196)       (1,598)

Net deferred income tax asset                           $    --       $    --


As of September 30, 2007, there were approximately $2,000,000 of losses available to reduce federal taxable income in future years through 2024, and there were approximately $4,800,000 of losses available to reduce state taxable income in future years, expiring from 2008 through 2024.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.

As of September 30, 2007, the Company performed an evaluation to determine whether a valuation allowance was needed, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company had cumulative pretax losses for the four fiscal years from 2001 through 2004 of $11,133,000, and the Company had cumulative pretax income for the three fiscal years from 2005 through 2007 of $2,587,000.

The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company's earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income.

Based on the weight of available evidence, as required by Statement 109, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2007.


Property and Equipment

Property and equipment consisted of the following as of September 30:

(In Thousands)                                            2007           2006

Computer equipment and software                        $ 2,294        $ 2,427
Office equipment, furniture and fixtures                 1,543          1,596

Total property and equipment, at cost                    3,837          4,023
Accumulated depreciation and amortization               (2,908)        (3,222)

Property and equipment, net                            $   929        $   801

During fiscal 2007, the Company disposed of fully-depreciated property and equipment, primarily computer equipment, having an original cost of $550,000.


Other Current Liabilities

Other current liabilities consisted of the following as of September 30:

(In Thousands)                                            2007           2006

Accounts payable                                          $ 93           $151
Accrued expenses                                           219            252
Deferred rent                                              202            229

Total other current liabilities                           $514           $632


Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban business centers, and space for its corporate headquarters. Branch offices are generally leased over periods from three to five years. The corporate office lease expires in 2015, and it may be cancelled by the Company in 2012 under certain conditions. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Rent expense was $992,000 in fiscal 2007 and $985,000 in fiscal 2006. As of September 30, 2007, future minimum lease payments under noncancelable lease agreements having initial terms in excess of one year totaled $2,510,000, as follows: fiscal 2008 - $916,000, fiscal 2009 - $655,000, fiscal 2010 -
$497,000, fiscal 2011 - $343,000; and fiscal 2012 - $99,000.


Commitments

As of September 30, 2007, the Company had contractual obligations to purchase approximately $160,000 of recruitment advertising through December 2007.


Retirement Plans

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations.

The Company has a nonqualified deferred compensation plan for certain officers. Under the plan, the Company contributes a percentage of each participant's earnings to a rabbi trust under a defined contribution arrangement. The participants direct the investments of the trust, and the Company does not guarantee investment performance. Participant account balances are payable upon retirement or termination from the Company, subject to certain vesting requirements.

The cost of retirement plans was $221,000 in fiscal 2007 and $170,000 in fiscal 2006. Investment income from the deferred compensation plan was $59,000 in fiscal 2007 and $22,000 in fiscal 2006.

Stock Option Plans

As of September 30, 2007, there were stock options outstanding under the Company's 1995 Stock Option Plan, Amended and Restated 1997 Stock Option Plan and 1999 Stock Option Plan. All three plans were approved by the shareholders. The 1995 Stock Option Plan expired during fiscal 2006, and no further options may be granted under that plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. All stock options outstanding as of September 30, 2007 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years after the date of grant.

A summary of stock option activity is as follows:

(Number of Options in Thousands)                           2007           2006

Number of options outstanding:
Beginning of year                                           515           435
Granted                                                     105            80
Exercised                                                    (5)           --

End of year                                                 615           515

Number of options exercisable
   at end of year                                           470           435
Number of options available for grant
   at end of year                                            98           203

Weighted average option prices per share:
Granted during the year                                   $2.17         $1.63
Exercised during the year                                   .86            --
Outstanding at end of year                                 1.33          1.16
Exercisable at end of year                                 1.12          1.07

The average fair value of stock options granted was estimated to be $0.95 per share in fiscal 2007 and $0.75 per share in fiscal 2006. These estimates were made using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                           2007          2006

Expected option life (years)                                4.0           4.0
Expected stock price volatility                            52.0%         54.0%
Expected dividend yield                                     0.4%          0.0%
Risk-free interest rate                                     4.4%          4.5%

Stock-based compensation expense was $68,000 in fiscal 2007. There was no stock-based compensation expense in fiscal 2006 because the options were granted at the end of the year. As of September 30, 2007, there was $91,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 1.4 years.

Stock options outstanding as of September 30, 2007 were as follows (number of shares in thousands):

                              Weighted               Weighted     Average
    Range of        Number     Average      Number    Average    Remaining
Exercise Prices  Outstanding    Price    Exercisable   Price    Life (Years)

At $.86              348        $ .86        348       $ .86         4.9
$1.25 to $2.45       267         1.95        122        1.88         7.7

As of September 30, 2007, the aggregate intrinsic value of outstanding stock options and exercisable stock options was $272,000.


Severance Arrangements

The Company has an employment agreement with the chief executive officer that provides for severance benefits if the officer's employment terminates for any reason other than "cause." The Company also has arrangements covering other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. As of September 30, 2007, the potential aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $3,400,000.


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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois


We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 2007 and 2006 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO Seidman, LLP



Chicago, Illinois
November 16, 2007

Item 8, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


Item 8A, Controls and Procedures.

As of September 30, 2007, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of September 30, 2007 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B, Other Information.

On November 19, 2007, the Company's Board of Directors approved amendments to the Company's By-Laws. The amendments were adopted to improve corporate governance and to conform with certain regulations. The more substantive changes were to eliminate provisions that permitted a meeting of all shareholders; to establish procedures for bringing business to a special meeting of shareholders; to change the period of time required for shareholders to nominate directors or to give notice of business to be brought to an annual meeting; to establish a range for the number of authorized directors; to eliminate the executive committee of the board of directors; to authorize the board of directors to establish committees; to establish the position of Chairman of the Board as a separate office from the Chief Executive Officer; to establish the position of Chief Financial Officer as a separate office from the Treasurer; to define the general powers of officers; to clarify that compensation of the officers is to be approved by the board of directors; and to permit the board of directors to provide for uncertificated shares. The By-Laws, as amended, are filed as an exhibit to this annual report.

On November 19, 2007, the Company's Board of Directors approved the form of an indemnity agreement to be executed individually with its directors and officers, which would require the Company to indemnify its directors and officers against the risk of claims arising out of their service on behalf of the Company. The purpose of the agreement is to help attract and retain qualified individuals to serve as directors and officers of the Company.

                                PART III

Item 9, Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information set forth in the Company's Proxy Statement for the 2008 annual meeting of shareholders under the headings "Directors and Nominees," "Executive Officers," "Compliance with Section 16(a) of the Exchange Act," and "Audit Committee" is incorporated herein by reference.

The Company has a code of ethics that applies to all of its directors and employees, including its principal executive officer, principal financial officer and principal accounting officer. The code of ethics is filed as an exhibit to this annual report.


Item 10, Executive Compensation.

Information set forth in the Company's Proxy Statement for the 2008 annual meeting of shareholders under the principal heading "EXECUTIVE COMPENSATION" is incorporated herein by reference.


Item 11, Security Ownership of Certain Beneficial Owners and Management.

Information set forth in the Company's Proxy Statement for the 2008 annual meeting of shareholders under the principal heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2007 (number of shares in thousands):

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

Equity compensation
plans approved by
security holders             615                $1.33               98

Equity compensation
plans not approved
by security holders           --                   --               --

Total                        615                $1.33               98

Item 12, Certain Relationships and Related Transactions, and Director Independence.

Information set forth in the Company's Proxy Statement for the 2008 annual meeting of shareholders under the heading "Director Independence" is incorporated herein by reference.


Item 13, Exhibits.

The following exhibits are filed as a part of this report:

No.     Description of Exhibit

3.01 Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No. 1-05707.

3.02 By-Laws of General Employment Enterprises, Inc., as amended November 19, 2007.

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

10.02 Agreement with Sheldon Brottman dated October 3, 1991. Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991, Commission File No.1-05707.

10.03* General Employment Enterprises, Inc. 1995 Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10.04* Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.01 to the Company's quarterly report on Form 10-QSB for the quarterly period ended March 31, 2007, Commission File No. 1-05707.

10.05* General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-05707.

10.06* Employment Agreement with Herbert F. Imhoff, Jr. effective as of August 1, 2001. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.07* Chief Executive Officer Bonus Plan, adopted September 24, 2001. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.08* The Corporate Plan for Retirement Select Plan Basic Plan Document. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.09* The Corporate Plan for Retirement Select Plan Adoption Agreement dated September 27, 2001. Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.10* First Amendment to the General Employment Enterprises, Inc. Executive Retirement Plan dated September 27, 2001. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.11* Form of employment agreement with executive officers. Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, Commission File No. 1-05707.

10.12* Operational Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2004. Incorporated by reference to
        Exhibit 10.01 to the Company's Quarterly Report of Form 10-QSB for the quarterly period ended December 31, 2004, Commission File
        No. 1-05707.

10.13* Form of stock option agreement under the General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 99.01 to the Company's current report on Form 8-K dated September 25, 2006, Commission File No. 1-05707.

10.14* Chief Executive Officer Bonus Plan Amendment 1, effective for fiscal years beginning on or after October 1, 2006. Incorporated by reference to Exhibit 10.01 to the Company's quarterly report on Form 10-QSB for the quarterly period ended December 31, 2006, Commission File No. 1-05707.

10.15* Form of director stock option agreement under the Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan.

10.16* Form of stock option agreement under the General Employment Enterprises, Inc. 1999 Stock Option Plan.

10.17* Resolution of the Compensation Committee of the Board of Directors adopted September 24, 2007, amending the General Employment Enterprises, Inc. Executive Retirement Plan.

10.18* Amendment of employment agreement with Herbert F. Imhoff, Jr., effective as of October 5, 2007.

10.19* Form of first amendment of employment agreements with Marilyn L. White and with Kent M. Yauch, effective as of October 2, 2007.

10.20* Form of indemnity agreement with directors and officers, adopted November 19, 2007.

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


Item 14, Principal Accountant Fees and Services.

Information set forth in the Company's Proxy Statement for the 2008 annual meeting of shareholders under the heading "Principal Accountant Fees" is incorporated herein by reference.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                 (Registrant)


Date:  November 19, 2007         By:/s/  Herbert F. Imhoff, Jr.
                                    Herbert F. Imhoff, Jr.
                                    Chairman of the Board, Chief
                                    Executive Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 19, 2007         By:/s/  Herbert F. Imhoff, Jr.
                                    Herbert F. Imhoff, Jr., Director
                                    Chairman of the Board, Chief
                                    Executive Officer and President
                                    (Principal executive officer)


Date:  November 19, 2007         By:/s/  Kent M. Yauch
                                    Kent M. Yauch, Director
                                    Vice President, Chief Financial
                                    Officer and Treasurer (Principal
                                    financial and accounting officer)


Date:  November 19, 2007         By:/s/  Dennis W. Baker
                                    Dennis W. Baker, Director


Date:  November 19, 2007         By:/s/  Sheldon Brottman
                                    Sheldon Brottman, Director


Date:  November 19, 2007         By:/s/  Andrew Dailey
                                    Andrew Dailey, Director


Date:  November 19, 2007         By:/s/  Delain G. Danehey
                                    Delain G. Danehey, Director


Date:  November 19, 2007         By:/s/  Joseph F. Lizzadro
                                    Joseph F. Lizzadro, Director

