Form 10QSB
period 2007-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2008-02-04
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2007

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

The number of shares outstanding of the issuer's common stock as of December 31, 2007 was 5,165,265.

Transitional small business disclosure format:     Yes [ ]    No [X]





                      PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                 December 31    September 30
                                                        2007            2007
(In Thousands)                                    (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                             $5,759          $6,344
Accounts receivable, less allowances
   (Dec. 2007--$207; Sept. 2007--$248)                 1,563           1,915
Other current assets                                     219             252

Total current assets                                   7,541           8,511
Property and equipment, net                              914             929
Other assets                                             446             436

Total assets                                          $8,901          $9,876


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Dividends payable                                     $  517          $   --
Accrued compensation                                     956           1,602
Other current liabilities                                376             514

Total current liabilities                              1,849           2,116

Other liabilities                                        446             436

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                         --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,165 shares in December 2007 and
   5,153 shares in September 2007                      4,938           4,912
Retained earnings                                      1,668           2,412

Total shareholders' equity                             6,606           7,324

Total liabilities and shareholders' equity            $8,901          $9,876

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                                                Three Months
                                                           Ended December 31
(In Thousands, Except Per Share)                              2007      2006

Net revenues:
Contract services                                           $1,802    $2,200
Placement services                                           2,162     2,644

Net revenues                                                 3,964     4,844

Operating expenses:
Cost of contract services                                    1,235     1,476
Selling                                                      1,375     1,604
General and administrative                                   1,631     1,551

Total operating expenses                                     4,241     4,631

Income (loss) from operations                                 (277)      213
Investment income                                               50        83

Net income (loss)                                           $ (227)   $  296

Average number of shares:
Basic                                                        5,159     5,148
Diluted                                                      5,159     5,334

Net income (loss) per share -
  basic and diluted                                         $ (.04)   $  .06

Cash dividends declared per share                           $  .10    $  .10

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                Three Months
                                                           Ended December 31
(In Thousands)                                          2007            2006

Operating activities:
Net income (loss)                                     $ (227)         $  296
Depreciation and other noncurrent items                   80              67
Accounts receivable                                      352              24
Accrued compensation                                    (646)           (369)
Other current items, net                                (105)            (95)

Net cash used by operating activities                   (546)            (77)

Investing activities:
Acquisition of property and equipment                    (49)           (171)

Financing activities:
Exercises of stock options                                10              --

Decrease in cash and cash equivalents                   (585)           (248)
Cash and cash equivalents at beginning of period       6,344           5,904

Cash and cash equivalents at end of period            $5,759          $5,656

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)
                                                                Three Months
                                                           Ended December 31
(In Thousands)                                            2007          2006

Common shares outstanding:
Number at beginning of period                            5,153         5,148
Exercises of stock options                                  12            --

Number at end of period                                  5,165         5,148

Common stock:
Balance at beginning of period                          $4,912        $4,839
Stock compensation expense                                  16            11
Exercises of stock options                                  10            --

Balance at end of period                                $4,938        $4,850

Retained earnings:
Balance at beginning of period                          $2,412        $2,013
Net income (loss)                                         (227)          296
Cash dividends declared                                   (517)         (515)

Balance at end of period                                $1,668        $1,794

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007.


Recent Accounting Pronouncements

The Company adopted the requirements of Financial Accounting Standards Board Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," as of October 1, 2007. The interpretation specifies how a position taken on a tax return is to be measured, recognized and disclosed in the financial statements. The adoption of it did not have a material effect on the Company's financial statements.


Income Taxes

There was no credit for income taxes as a result of the pretax losses in the 2007 period, because there was not sufficient assurance that a future tax benefit would be realized. There was no provision for income taxes in the 2006 period, because of the availability of operating losses carried forward from prior years.


Purchase Commitments

As of December 31, 2007, the Company had contractual obligations to purchase approximately $1,390,000 of recruitment advertising through December 31, 2009.



Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of December 31, 2007, the Company operated 20 offices located in 9 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 5.0% in December 2007 and 4.4% in December 2006. The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the three months ended December 31, 2007, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets, and the rate of growth in national payroll employment slowed. Management believes that employers became cautious about hiring during the period. As a result, the Company experienced declines in both the number of placements and the number of billable contract hours.

Consolidated net revenues for the three months ended December 31, 2007 decreased 18% compared with the prior year. Placement service revenues were down 18%, and contract service revenues were down 18%. The effects of lower consolidated net revenues resulted in a $277,000 loss from operations this year, compared with $213,000 of income from operations last year.

Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.


                                                                Three Months
                                                           Ended December 31
                                                              2007      2006
Net revenues:
Contract services                                             45.5%     45.4%
Placement services                                            54.5      54.6

Net revenues                                                 100.0     100.0

Operating expenses:
Cost of contract services                                     31.2      30.5
Selling                                                       34.7      33.1
General and administrative                                    41.1      32.0

Total operating expenses                                     107.0      95.6

Income (loss) from operations                                 (7.0)%     4.4%


Net Revenues
Consolidated net revenues for the three months ended December 31, 2007 were down $880,000 (18%) from the prior year. Placement service revenues decreased $482,000 (18%), and contract service revenues decreased $398,000 (18%).

As a result of the weaker economic conditions that prevailed during the 2007 quarter, the Company experienced less demand for its services. The decline in consolidated net revenues was the result of 19% fewer placements and an 18% decrease in the number of billable contract hours.


Operating Expenses
Total operating expenses for the three months ended December 31, 2007 were down $390,000 (8%) compared with the prior year.

The cost of contract services was down $241,000 (16%) as a result of the lower volume of contract business. The gross profit margin on contract business was 31.5% for the three months ended December 31, 2007, which was 1.4 points lower than 32.9% for the prior year. There are no direct costs associated with placement service revenues.

Selling expenses decreased $229,000 (14%) for the period. Commission expense was down 19% because of the lower volume of placement business, while other selling expenses remained about the same as last year. Selling expenses represented 34.7% of consolidated net revenues, which was up 1.6 points from the prior year.

General and administrative expenses increased $80,000 (5%) for the three months ended December 31, 2007. The change was primarily due to a 13% increase in compensation costs in the operating divisions, which resulted from an increase in the number of employment consultants. All other general and administrative expenses together increased 2%. As a result, general and administrative expenses represented 41.1% of consolidated net revenues, which was up 9.1 points from the prior year.


Other
Investment income for the three months ended December 31, 2007 was down $33,000 (40%), primarily due to a lower average rate of return on investments.

There was no credit for income taxes as a result of the pretax losses in the 2007 period, because there was not sufficient assurance that a future tax benefit would be realized. There was no provision for income taxes in the 2006 period, because of the availability of operating losses carried forward from prior years.


Financial Condition

As of December 31, 2007, the Company had cash and cash equivalents of $5,759,000, which was a decrease of $585,000 from September 30, 2007. Net working capital at December 31, 2007 was $5,692,000, which was a decrease of $703,000 from September 30, 2007, and the current ratio was 4.1 to 1. Shareholders' equity as of December 31, 2007 was $6,606,000, which represented 74% of total assets.

During the three months ended December 31, 2007, the net cash used by operating activities was $546,000. The net loss for the period, adjusted for depreciation and other non-cash charges, used $147,000. A seasonal reduction of payroll liabilities required the use of $646,000, while all other working capital items provided $247,000.

In November 2007, the Company's board of directors declared a cash dividend in the amount of $.10 per common share, which resulted in a total payment of $517,000 in January 2008.

All of the Company's office facilities are leased. Information about future minimum lease payments is presented in the notes to consolidated financial statements on Form 10-KSB for the fiscal year ended September 30, 2007. Information about purchase commitments is contained in the notes to consolidated financial statements in this quarterly report on Form 10-QSB.

The Company's primary source of liquidity is from its operating activities. The Company's philosophy regarding the maintenance of cash balances reflects management's views on potential future needs for liquidity. Management

                                     8
believes that funds generated by operations, together with existing cash balances, will be adequate to finance current operations for the foreseeable future.


Off-Balance Sheet Arrangements

As of December 31, 2007, and during the three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3, Controls and Procedures.

As of December 31, 2007, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of December 31, 2007 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  February 4, 2008              By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)

5