Form 10QSB
period 2008-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2008-05-07
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the issuer's common stock as of March 31, 2008 was 5,165,265.

Transitional small business disclosure format:     Yes [ ]    No [X]





                       PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                   March 31    September 30
                                                       2008            2007
(In Thousands)                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                            $4,755          $6,344
Accounts receivable, less allowances
   (Mar. 2008--$186; Sept. 2007--$248)                1,655           1,915
Other current assets                                    294             252

Total current assets                                  6,704           8,511
Property and equipment, net                             871             929
Other assets                                            427             436

Total assets                                         $8,002          $9,876


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                 $1,113          $1,602
Other current liabilities                               363             514

Total current liabilities                             1,476           2,116

Other liabilities                                       427             436

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                        --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,165 shares in March 2008 and
   5,153 shares in September 2007                     4,954           4,912
Retained earnings                                     1,145           2,412

Total shareholders' equity                            6,099           7,324

Total liabilities and shareholders' equity           $8,002          $9,876

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                          Three Months           Six Months
                                        Ended March 31       Ended March 31
(In Thousands, Except Per Share)        2008      2007       2008      2007

Net revenues:
Contract services                     $2,058    $2,113     $3,860    $4,313
Placement services                     1,831     2,847      3,993     5,491

Net revenues                           3,889     4,960      7,853     9,804

Operating expenses:
Cost of contract services              1,374     1,442      2,609     2,918
Selling                                1,278     1,848      2,653     3,452
General and administrative             1,760     1,639      3,391     3,190

Total operating expenses               4,412     4,929      8,653     9,560

Income (loss) from operations           (523)       31       (800)      244
Investment income                         --        59         50       142

Net income (loss)                     $ (523)   $   90     $ (750)   $  386

Average number of shares:
Basic                                  5,165     5,148      5,162     5,148
Diluted                                5,165     5,381      5,162     5,358

Net income (loss) per share -
  basic and diluted                   $ (.10)   $  .02     $ (.15)   $  .07

Cash dividends declared per share     $   --    $   --     $  .10    $  .10

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                 Six Months
                                                             Ended March 31
(In Thousands)                                         2008            2007

Operating activities:
Net income (loss)                                   $  (750)         $  386
Depreciation and other noncurrent items                 160             139
Accounts receivable                                     260            (125)
Accrued compensation                                   (489)            268
Other current items, net                               (193)           (278)

Net cash provided (used) by operating activities     (1,012)            390

Investing activities:
Acquisition of property and equipment                   (70)           (240)

Financing activities:
Exercises of stock options                               10              --
Cash dividends paid                                    (517)           (515)

Net cash used by financing activities                  (507)           (515)

Decrease in cash and cash equivalents                (1,589)           (365)
Cash and cash equivalents at beginning of period      6,344           5,904

Cash and cash equivalents at end of period          $ 4,755          $5,539

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)
                                                                 Six Months
                                                             Ended March 31
(In Thousands)                                           2008          2007

Common shares outstanding:
Number at beginning of period                           5,153         5,148
Exercises of stock options                                 12            --

Number at end of period                                 5,165         5,148

Common stock:
Balance at beginning of period                         $4,912        $4,839
Stock compensation expense                                 32            26
Exercises of stock options                                 10            --

Balance at end of period                               $4,954        $4,865

Retained earnings:
Balance at beginning of period                         $2,412        $2,013
Net income (loss)                                        (750)          386
Cash dividends declared                                  (517)         (515)

Balance at end of period                               $1,145        $1,884

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2007.


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


Income Taxes

There were no credits for income taxes as a result of the pretax losses in the 2008 periods, because there was not sufficient assurance that future tax benefits would be realized. There were no provisions for income taxes in the 2007 periods, because of the availability of losses carried forward from prior years.


Purchase Commitments

As of March 31, 2008, the Company had contractual obligations to purchase approximately $1,200,000 of recruitment advertising through December 31, 2009.



Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of March 31, 2008, the Company operated 19 offices located in 9 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 5.1% in March 2008 and 4.4% in March 2007. The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the six months ended March 31, 2008, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets, and the rate of growth in national payroll employment turned negative. Management believes that employers became very cautious about hiring during the period. As a result, the Company experienced sharp declines in both the number of placements and the number of billable contract hours.

Consolidated net revenues for the six months ended March 31, 2008 decreased 20% compared with the prior year. Placement service revenues were down 27%, and contract service revenues were down 11%. The effects of lower consolidated net revenues resulted in an $800,000 loss from operations this year, compared with $244,000 of income from operations last year.

Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.


                                                                 Six Months
                                                             Ended March 31
                                                             2008      2007

Net revenues:
Contract services                                            49.2%     44.0%
Placement services                                           50.8      56.0

Net revenues                                                100.0     100.0

Operating expenses:
Cost of contract services                                    33.2      29.8
Selling                                                      33.8      35.2
General and administrative                                   43.2      32.5

Total operating expenses                                    110.2      97.5

Income (loss) from operations                               (10.2)%     2.5%


Net Revenues
Consolidated net revenues for the six months ended March 31, 2008 were down $1,951,000 (20%) from the prior year. Placement service revenues decreased $1,498,000 (27%), and contract service revenues decreased $453,000 (11%).

As a result of the weaker economic conditions that prevailed during the six months ended March 31, 2008, the Company experienced less demand for its services. The decline in consolidated net revenues was the result of 28% fewer placements and a 14% decrease in the number of billable contract hours.


Operating Expenses
Total operating expenses for the six months ended March 31, 2008 were down $907,000 (9%) compared with the prior year.

The cost of contract services was down $309,000 (11%) as a result of the lower volume of contract business. The gross profit margin on contract business was 32.4% for the six months ended March 31, 2008, which was about the same as the prior year. There are no direct costs associated with placement service revenues.

Selling expenses decreased $799,000 (23%) for the period. Commission expense was down 29% because of the lower volume of placement business, while recruitment advertising expense remained about the same as last year. Selling expenses represented 33.8% of consolidated net revenues, which was down 1.4 points from the prior year.

General and administrative expenses increased $201,000 (6%) for the six months ended March 31, 2008. The change was primarily due to a 21% increase in compensation costs in the operating divisions. Advances against commissions increased during the period because commissions decreased. All other general and administrative expenses together remained about the same as last year. As a result, general and administrative expenses represented 43.2% of consolidated net revenues, which was up 10.7 points from the prior year.


Other
Investment income for the six months ended March 31, 2008 was down $92,000 (65%), primarily due to a lower average rate of return on investments.

There were no credits for income taxes as a result of the pretax losses in the 2008 periods, because there was not sufficient assurance that future tax benefits would be realized. There were no provisions for income taxes in the 2007 periods, because of the availability of losses carried forward from prior years.


Financial Condition

As of March 31, 2008, the Company had cash and cash equivalents of $4,755,000, which was a decrease of $1,589,000 from September 30, 2007. Net working capital at March 31, 2008 was $5,228,000, which was a decrease of $1,167,000 from September 30, 2007, and the current ratio was 4.5 to 1. Shareholders' equity as of March 31, 2008 was $6,099,000, which represented 76% of total assets.

During the six months ended March 31, 2008, the net cash used by operating activities was $1,012,000. The net loss for the period, adjusted for depreciation and other non-cash charges, used $590,000. A reduction of payroll liabilities required the use of $489,000, while all other working capital items provided $67,000.

Expenditures for the acquisition of property and equipment during the period were $70,000.

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


Off-Balance Sheet Arrangements

As of March 31, 2008, and during the six months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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


Item 3, Controls and Procedures.

As of March 31, 2008, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of March 31, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                    PART II - OTHER INFORMATION



Item 4, Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 25, 2008, the shareholders elected all nominees for election as directors.

The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:


Nominees                       Votes For          Votes Withheld
Dennis W. Baker                4,481,017              222,988
Sheldon Brottman               4,470,258              233,747
Andrew Dailey                  4,622,604               81,401
Delain G. Danehey              4,475,849              228,156
Herbert F. Imhoff, Jr.         4,077,314              626,691
Kent M. Yauch                  4,464,943              239,062


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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  May 7, 2008                   By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)

