Form 10QSB
period 2008-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2008-08-06
CIK 40570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-QSB


  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the issuer's common stock as of June 30, 2008 was 5,165,265.

Transitional small business disclosure format:     Yes [ ]    No [X]





                       PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
                                                    June 30    September 30
                                                       2008            2007
(In Thousands)                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                            $4,267          $6,344
Accounts receivable, less allowances
   (June 2008--$187; Sept. 2007--$248)                1,537           1,915
Other current assets                                    455             252

Total current assets                                  6,259           8,511
Property and equipment, net                             849             929
Other assets                                            441             436

Total assets                                         $7,549          $9,876


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued compensation                                 $1,130          $1,602
Other current liabilities                               444             514

Total current liabilities                             1,574           2,116

Other liabilities                                       441             436

Shareholders' equity:
Preferred stock, authorized -- 100 shares;
   issued and outstanding -- none                        --              --
Common stock, no-par value; authorized --
   20,000 shares; issued and outstanding --
   5,165 shares in June 2008 and
   5,153 shares in September 2007                     4,971           4,912
Retained earnings                                       563           2,412

Total shareholders' equity                            5,534           7,324

Total liabilities and shareholders' equity           $7,549          $9,876

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                          Three Months          Nine Months
                                         Ended June 30        Ended June 30
(In Thousands, Except Per Share)        2008      2007       2008      2007

Net revenues:
Contract services                     $1,805    $1,942    $ 5,665   $ 6,255
Placement services                     1,817     2,922      5,810     8,413

Net revenues                           3,622     4,864     11,475    14,668

Operating expenses:
Cost of contract services              1,207     1,306      3,816     4,224
Selling                                1,232     1,856      3,885     5,308
General and administrative             1,779     1,601      5,170     4,791

Total operating expenses               4,218     4,763     12,871    14,323

Income (loss) from operations           (596)      101     (1,396)      345
Investment income                         14        83         64       225

Net income (loss)                     $ (582)   $  184    $(1,332)  $   570

Average number of shares:
Basic                                  5,165     5,151      5 163     5,149
Diluted                                5,165     5,399      5,163     5,372

Net income (loss) per share:
Basic                                 $ (.11)   $  .04    $  (.26)  $   .11
Diluted                               $ (.11)   $  .03    $  (.26)  $   .11

Cash dividends declared per share     $   --    $   --    $   .10   $   .10

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                                Nine Months
                                                              Ended June 30
(In Thousands)                                         2008            2007

Operating activities:
Net income (loss)                                   $(1,332)         $  570
Depreciation and other noncurrent items                 245             220
Accounts receivable                                     378             192
Accrued compensation                                   (472)            339
Other current items, net                               (273)           (309)

Net cash provided (used) by operating activities     (1,454)          1,012

Investing activities:
Acquisition of property and equipment                  (116)           (334)

Financing activities:
Exercises of stock options                               10               5
Cash dividends paid                                    (517)           (515)

Net cash used by financing activities                  (507)           (510)

Increase (decrease) in cash and cash equivalents     (2,077)            168
Cash and cash equivalents at beginning of period      6,344           5,904

Cash and cash equivalents at end of period          $ 4,267          $6,072

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)
                                                                Nine Months
                                                              Ended June 30
(In Thousands)                                           2008          2007

Common shares outstanding:
Number at beginning of period                           5,153         5,148
Exercises of stock options                                 12             5

Number at end of period                                 5,165         5,153

Common stock:
Balance at beginning of period                        $ 4,912        $4,839
Stock compensation expense                                 49            47
Exercises of stock options                                 10             5

Balance at end of period                              $ 4,971        $4,891

Retained earnings:
Balance at beginning of period                        $ 2,412        $2,013
Net income (loss)                                      (1,332)          570
Cash dividends declared                                  (517)         (515)

Balance at end of period                              $   563        $2,068

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


Purchase Commitments

As of June 30, 2008, the Company had contractual obligations to purchase approximately $1,000,000 of recruitment advertising through December 31, 2009.


Subsequent Event

In July 2008, the Company closed one of its branch offices due to unprofitable operations. The closing cost, to be recorded in the fourth quarter, is estimated to be approximately $70,000.



Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of June 30, 2008, the Company operated 18 offices located in 9 states.

The Company's business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 5.5% in June 2008 and 4.6% in June 2007. The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the nine months ended June 30, 2008, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets, and the rate of growth in national payroll employment turned negative. Management believes that employers became very cautious about hiring during the period. As a result, the Company experienced sharp declines in both the number of placements and the number of billable contract hours.

Consolidated net revenues for the nine months ended June 30, 2008 decreased 22% compared with the prior year. Placement service revenues were down 31%, and contract service revenues were down 9%. The effects of lower consolidated net revenues resulted in a $1,396,000 loss from operations this year, compared with $345,000 of income from operations last year.

The Company's current strategy is to improve performance by enhancing staff training programs, to limit losses by closing unprofitable operations and to maintain control over operating costs.

Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.


Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.


                                                                Nine Months
                                                              Ended June 30
                                                             2008      2007

Net revenues:
Contract services                                            49.4%     42.6%
Placement services                                           50.6      57.4

Net revenues                                                100.0     100.0

Operating expenses:
Cost of contract services                                    33.3      28.8
Selling                                                      33.9      36.2
General and administrative                                   45.0      32.6

Total operating expenses                                    112.2      97.6%

Income (loss) from operations                               (12.2)%     2.4%

Net Revenues
Consolidated net revenues for the nine months ended June 30, 2008 were down $3,193,000 (22%) from the prior year. Placement service revenues decreased $2,603,000 (31%), and contract service revenues decreased $590,000 (9%).

As a result of the weaker economic conditions that prevailed during the nine months ended June 30, 2008, the Company experienced less demand for its services. The decline in consolidated net revenues was the result of 33% fewer placements and an 11% decrease in the number of billable contract hours.


Operating Expenses
Total operating expenses for the nine months ended June 30, 2008 were down $1,452,000 (10%) compared with the prior year.

The cost of contract services was down $408,000 (10%) as a result of the lower volume of contract business. The gross profit margin on contract business was 32.6% for the nine months ended June 30, 2008, which was about the same as the prior year. There are no direct costs associated with placement service revenues.

Selling expenses decreased $1,423,000 (27%) for the period. Commission expense was down 35% because of the lower volume of placement business. Recruitment advertising expense was up 7%, despite a lower volume of job postings, because of higher costs per posting. Selling expenses represented 33.9% of consolidated net revenues, which was up 2.3 points from the prior year.

General and administrative expenses increased $379,000 (8%) for the nine months ended June 30, 2008. The change was primarily due to a 24% increase in compensation costs in the operating divisions. Advances against commissions increased during the period because commissions decreased. All other general and administrative expenses together increased 2%. General and administrative expenses represented 45.0% of consolidated net revenues, which was up 12.4 points from the prior year because of the decline in revenues.


Other
Investment income for the nine months ended June 30, 2008 was down $161,000 (72%), primarily due to a lower average rate of return on investments.

There were no credits for income taxes as a result of the pretax losses in the 2008 periods, because there was not sufficient assurance that future tax benefits would be realized. There were no provisions for income taxes in the 2007 periods, because of the availability of losses carried forward from prior years.


Financial Condition

As of June 30, 2008, the Company had cash and cash equivalents of $4,267,000, which was a decrease of $2,077,000 from September 30, 2007.
Net working capital at June 30, 2008 was $4,685,000, which was a decrease of $1,710,000 from September 30, 2007, and the current ratio was 4.0 to 1. Shareholders' equity as of June 30, 2008 was $5,534,000, which represented 73% of total assets.

During the nine months ended June 30, 2008, the net cash used by operating activities was $1,454,000. The net loss for the period, adjusted for depreciation and other non-cash charges, used $1,087,000. A reduction of payroll liabilities required the use of $472,000, while all other working capital items provided $105,000.

Expenditures for the acquisition of property and equipment during the period were $116,000.

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

The Company's primary source of liquidity is from its operating activities. The Company's philosophy regarding the maintenance of cash balances reflects management's views on potential future needs for liquidity. Despite recent losses, management believes that existing cash balances will be adequate to finance current operations for the foreseeable future.


Off-Balance Sheet Arrangements

As of June 30, 2008, and during the nine months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.


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

                                     9
Item 3, Controls and Procedures.

As of June 30, 2008, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were adequate as of June 30, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                     GENERAL EMPLOYMENT ENTERPRISES, INC.
                                                 (Registrant)


Date:  August 5, 2008                By:  /s/ Kent M. Yauch
                                     Kent M. Yauch
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal financial and
                                     accounting officer and duly authorized
                                     officer)

