Form 10KSB
period 2008-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2008-11-26
CIK 40570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-05707

GENERAL EMPLOYMENT ENTERPRISES, INC.

(Name of small business issuer in its charter)

Illinois	36-6097429

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Tower Lane, Suite 2200, Oakbrook Terrace, IL	60181

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (630) 954-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, no par value	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The issuer’s revenues for the most recent fiscal year were $15,235,000.

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was sold as of October 31, 2008 was $1,933,000.

The number of shares outstanding of the issuer’s common stock as of October 31, 2008 was 5,165,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy Statement for the annual meeting of shareholders to be held on February 23, 2009 are incorporated by reference into Part III of this Form 10-KSB.

Transitional small business disclosure format: Yes ☐ No ☒

PART I

Item 1, Description of Business.

General

General Employment Enterprises, Inc. (the “Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. In 1987 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. The principal executive office of the Company is located at One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois.

Services Provided

The Company operates in one industry segment, providing professional staffing services. The Company offers its customers both placement and contract staffing services, specializing in the placement of information technology, engineering and accounting professionals.

The Company’s placement services include placing candidates into regular, full-time jobs with client-employers. The Company’s contract services include placing its professional employees on temporary assignments, under contracts with client companies. Contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of three months to one year. Management believes that the combination of these two services provides a strong marketing opportunity, because it offers customers a variety of staffing alternatives that includes direct hire, temporary staffing and a contract-to-hire approach to hiring. The percentage of revenues derived from these services is as follows:

	Year Ended September 30
	2008	2007

Contract services	49%	43%
Placement services	51%	57%

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2008 it operated 17 branch offices located in downtown or suburban areas of major U.S. cities in nine states. The offices were concentrated in Illinois (4), with two offices each in Arizona, California, Indiana, Massachusetts and Ohio, and one office each in Florida, North Carolina and Texas.

The Company markets its services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins listing candidates available for placement and contract employees available for assignment.

The Company has a diverse customer base, and no single customer accounted for more than 7% of its revenues during either of the last two fiscal years.

Competition

The staffing industry is highly competitive. There are relatively few barriers to entry by firms offering placement services, while significant amounts of working capital typically are required for firms offering contract services. The Company’s competitors include a large number of sole-proprietorship operations, as well as regional and national organizations. Many of them are large corporations with substantially greater resources than the Company.

Because the Company focuses its attention on professional staffing positions, it competes by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As part of its service, the Company provides reference checking, scrutiny of candidates’ work experience and optional background checks. In general, pricing is considered to be secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company’s pricing.

Geographic diversity helps the Company to balance local or regional business cycles. Multiple offices in the Boston, Chicago, Columbus (Ohio), Indianapolis, Los Angeles and Phoenix markets help to provide better client services through convenient office locations and the sharing of assignments.

Recruiting

The success of the Company is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are generally recruited through telephone contact by the Company’s employment consultants or through postings on the Internet. For Internet postings, the Company maintains its own web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company maintains database records of applicants’ skills to assist in matching them with job openings. The Company screens and interviews applicants who are presented to its clients.

Employees

As of September 30, 2008, the Company had approximately 140 regular employees and 110 contract service employees.

Item 2, Description of Property.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 8,200 square feet of space at that location, under a lease that will expire in 2015. The lease may be cancelled by the Company in 2012 under certain conditions.

The Company’s staffing offices are located in downtown and suburban business centers in nine states. Established offices are operated from leased space ranging from 800 to 2,000 square feet, generally for initial lease periods of three to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3, Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2008, there were no material legal proceedings pending against the Company.

Item 4, Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5, Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the NYSE Alternext US stock exchange and is traded under the symbol JOB. The following table sets forth the quarterly high and low sales prices per share of the Company’s common stock on the consolidated market for each quarter within the last two fiscal years, as reported by the NYSE Alternext US.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal 2008:
High	$.88	$1.39	$1.70	$1.79
Low	.38	.76	1.31	1.50

Fiscal 2007:
High	$2.00	$3.47	$2.50	$1.90
Low	1.52	1.92	1.67	1.62

There were 705 holders of record on October 31,2008.

On November 19, 2007, the Company declared a $.10 per share cash dividend on its common stock, payable on January 11, 2008 to shareholders of record as of December 14, 2007. On November 20, 2006, the Company declared a $.10 per share cash dividend on its common stock, payable on January 9, 2007 to shareholders of record as of December 15, 2006.

Information concerning securities authorized for issuance under equity compensation plans is presented in Item 11 of this annual report.

During the three years ended September 30, 2008, no securities were sold by the Company without registering the securities under the Securities Act of 1933.

During the three months ended September 30, 2008, no equity securities of the Company were purchased by the Company.

Item 6, Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of September 30, 2008, the

Company operated 17 offices located in nine states.

The Company’s business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 6.1% in September 2008 and 4.7% in September 2007. The change indicates a trend toward a lower level of  employment in the United States during the last twelve months.

During the year ended September 30, 2008, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets, and the rate of growth in national payroll employment turned negative. Management believes that employers became very cautious about hiring during the period. As a result, the Company experienced sharpdeclines in both the number of placements and the number of billable contract hours.

Consolidated net revenues for the year ended September 30, 2008 decreased 23% compared with the prior year. Placement service revenues were down 31%, and contract service revenues were down 12%. The effects of lower consolidated net revenues resulted in a $1,843,000 loss from operations this year, compared with $613,000 of income from operations last year.

The Company’s current strategy is to improve performance by enhancing staff training programs, to limit losses by closing unprofitable operations and to maintain control over operating costs.

Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.

Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

	Year Ended September 30
	2008	2007

Net revenues:
Contract services	49.1%	42.9%
Placement services	50.9	57.1

Net revenues	100.0	100.0
Cost of contract services	33.1	28.7
Selling, general and administrative expenses	79.0	68.2

Income (loss) from operations	(12.1)%	3.1%

Net Revenues

Consolidated net revenues for the year ended September 30, 2008 were down $4,455,000 (23%) from the prior year. Placement service revenues decreased $3,483,000 (31%), and contract service revenues decreased $972,000 (12%).

As a result of the weaker economic conditions that prevailed during the year  ended September 30, 2008, the Company experienced less demand for its services. The decline in consolidated net revenues was the result of 35% fewer placements and a 9% decrease in the number of billable contract hours.

Cost of Contract Services

The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. There are no direct costs associated with placement service revenues. The cost of contract services for the year ended September 30, 2008 was down $604,000 (11%) as a result of the lower volume of contract business. The gross profit margin on contract business was 32.6%, which was about the same as the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Commission expense, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements.

•

Base compensation in the operating divisions, which includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.

•

Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of its finance, legal, human resources and information technology functions.

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

•

Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

The Company’s largest selling, general and administrative expense is for commissions. Most of the Company’s employment consultants are paid on a commission basis and receive advances against future commissions. Advances are expensed when paid. When commissions are earned, prior advances are applied against them and the consultant is paid the net amount. At that time, the Company recognizes the full amount as commission expense, and advance expense is reduced by the amount recovered. Thus, the Company’s advance expense represents the net amount of advances paid, less amounts applied against commissions.

Selling, general and administrative expenses for the year ended September 30, 2008 decreased $1,395,000 (10%). The largest reduction was for commission expense, which was down 37% because of the lower volume of placement business and lower average commission rates. Base compensation in the operating divisions increased 12%, primarily because of a higher amount of unrecovered advances against commissions. Administrative compensation was down 5%. Recruitment advertising was up 12%, despite a lower volume of job postings, because of higher costs per posting. All other selling, general and administrative expenses together increased 9%. Selling, general and administrative expenses represented 79.0% of consolidated net revenues, which was up 10.8 points from the prior year because of the decline in revenues.

Other

Investment income for the year ended September 30, 2008 was down $264,000 (88%), primarily due to a lower average rate of return on investments. Returns in fiscal 2008 were adversely affected by a downturn in the credit markets, and include a $126,000 unrealized holding loss on trading securities.

There was no credit for income taxes as a result of the pretax losses in the 2008 period, because there was not sufficient assurance that future tax benefits would be realized. There was no provision for income taxes in the 2007 period, because of the availability of losses carried forward from prior years.

Financial Condition

As of September 30, 2008, the Company had cash and cash equivalents of $4,165,000, which was a decrease of $2,179,000 from September 30, 2007. Net working capital at September 30, 2008 was $4,285,000, which was a decrease of $2,110,000 from September 30, 2007, and the current ratio was 3.8 to 1. Shareholders’ equity as of September 30, 2008 was $5,076,000, which represented 73% of total assets.

During the fiscal year ended September 30, 2008, the net cash used by operating activities was $1,550,000. The net loss for the period, adjusted for depreciation and other non-cash charges, used $1,481,000, while working capital items used an additional $69,000.

Expenditures for the acquisition of property and equipment were $122,000 for the year ended September 30, 2008.

In November 2007, the Company’s board of directors declared a $.10 per share cash dividend on its common stock, which resulted in a total payment of $517,000 in January 2008.

All of the Company’s office facilities are leased. As of September 30, 2008, future minimum lease payments under noncancelable lease agreements having initial terms in excess of one year totaled $1,585,000. At that date, the Company also had contractual obligations to purchase approximately $800,000 of recruitment advertising through December 2009.

The Company has an employment agreement with the chief executive officer that provides for severance benefits if the officer’s employment terminates for any reason other than “cause.” The Company also has arrangements covering other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. As of September 30, 2008, the potential aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $3,100,000.

As of September 30, 2008, there were approximately $3,700,000 of losses available to reduce federal taxable income in future years through 2028, and there were approximately $5,900,000 of losses available to reduce state taxable income in future years, expiring from 2009 through 2028. Future realization of the tax benefits of net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2008. See “Income Taxes” in the Notes to Consolidated Financial Statements for additional information.

The Company’s primary source of liquidity is from its operating activities. The Company’s philosophy regarding the maintenance of cash balances reflects management’s views on potential future needs for liquidity. Despite recent losses, management believes that existing cash balances will be adequate to finance current operations for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2008, and during the year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

The following accounting policies are considered by management to be “critical” because of the judgments and uncertainties involved, and because different amounts would be reported under different conditions or using different assumptions.

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

Accounts Receivable Allowances

An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances reflect management’s estimate of potential losses inherent in the accounts receivable balances, based on historical loss statistics.

Recent Accounting Pronouncements

The Company adopted the requirements of Financial Accounting Standards Board

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of October 1, 2007. The interpretation specifies how tax benefits for uncertain tax positions are to be measured, recognized and disclosed in financial statements. The adoption of it did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. Statement 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and it expands disclosures about fair value measurements. Statement 157 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect the adoption to have a material effect on its financial statements.

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance. However, the Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in press announcements, reports to shareholders and filings with the Securities and Exchange Commission. All statements which address expectations about future operating performance and cash flows, future events and business developments, and future economic conditions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s then-current expectations and assumptions. Actual outcomes could differ significantly. The Company and its representatives do not assume any obligation to provide updated information.

Some of the factors that could affect the Company’s future performance include, but are not limited to, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.

Item 7, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEET

	As of September 30
(In Thousands)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$4,165	$6,344
Accounts receivable, less allowances (2008 — $151; 2007 — $248)	1,314	1,915
Other current assets	313	252

Total current assets	5,792	8,511
Property and equipment, net	791	929
Deferred compensation plan assets	419	436

Total assets	$7,002	$9,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued compensation	$1,001	$1,602
Other current liabilities	506	514

Total current liabilities	1,507	2,116

Deferred compensation plan liabilities	419	436

Shareholders’ equity:
Preferred stock; authorized — 100 shares; issued and outstanding — none	—	—
Common stock, no-par value; authorized — 20,000 shares; issued and outstanding — 5,165 shares in 2008 and 5,153 shares in 2007	4,987	4,912
Retained earnings	89	2,412

Total shareholders’ equity	5,076	7,324

Total liabilities and shareholders’ equity	$7,002	$9,876

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30
(In Thousands, Except Per Share)	2008	2007

Net revenues:
Contract services	$7,476	$8,448
Placement services	7,759	11,242

Net revenues	15,235	19,690
Cost of contract services	5,037	5,641
Selling, general and administrative expenses	12,041	13,436

Income (loss) from operations	(1,843)	613
Investment income	37	301

Net income (loss)	$(1,806)	$914

Average number of shares:
Basic	5,163	5,150
Diluted	5,163	5,368

Net income (loss) per share:
Basic	$(.35)	$.18
Diluted	$(.35)	$.17

Cash dividends declared per share	$.10	$.10

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30
(In Thousands)	2008	2007

Operating activities:
Net income (loss)	$(1,806)	$914
Depreciation and amortization	255	231
Other noncurrent items	70	73
Accounts receivable	601	63
Accrued compensation	(601)	107
Other current items, net	(69)	(74)

Net cash provided (used) by operating activities	(1,550)	1,314

Investing activities:
Acquisition of property and equipment	(122)	(364)

Financing activities:
Exercises of stock options	10	5
Cash dividends paid	(517)	(515)

Net cash used by financing activities	(507)	(510)

Increase (decrease) in cash and cash equivalents	(2,179)	440
Cash and cash equivalents at beginning of year	6,344	5,904

Cash and cash equivalents at end of year	$4,165	$6,344

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended September 30
(In Thousands)	2008	2007

Common shares outstanding:
Number at beginning of year	5,153	5,148
Exercises of stock options	12	5

Number at end of year	5,165	5,153

Common stock:
Balance at beginning of year	$4,912	$4,839
Stock compensation expense	65	68
Exercises of stock options	10	5

Balance at end of year	$4,987	$4,912

Retained earnings:
Balance at beginning of year	$2,412	$2,013
Net income (loss)	(1,806)	914
Cash dividends declared	(517)	(515)

Balance at end of year	$89	$2,412

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

General Employment Enterprises, Inc. (the “Company”) operates in one industry segment, providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company specializes in providing information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company has a diverse customer base, and no single customer accounted for more than 7% of its revenues during either of the last two fiscal years.

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

Revenue Recognition

Placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Contract service revenues are recognized when services are rendered.

Cost of Contract Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

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

Income or Loss Per Share

Basic income or loss per share is based on the average number of common shares outstanding. Diluted income per share is based on the average number of common shares and the dilutive effect of stock options. Stock options are not considered to be dilutive during loss periods. Diluted income per share does not include the effect of 155,000 stock options in fiscal 2007, because the exercise price of those options was greater than the average market value of the common stock during the year, and including them would have had an anti-dilutive effect on income per share.

Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Accounts Receivable Allowances

An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics.

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

Deferred Compensation Plan

The Company has a rabbi trust agreement to protect the assets of its nonqualified deferred compensation plan. The accounts of the rabbi trust are included in the consolidated financial statements. Investments held by the trust are included in other assets, and an offsetting obligation is included in other liabilities. The investments are considered to be trading securities and are reported at fair value, with the realized and unrealized holding gains and losses being recorded in investment income, and an offsetting amount is recorded in selling, general and administrative expenses.

Stock-Based Compensation

Compensation expense is recorded for the fair value of stock options issued to employees. The expense is measured as the estimated fair value of the stock options on the date of grant and is amortized over the vesting periods.

Recent Accounting Pronouncements

The Company adopted the requirements of Financial Accounting Standards Board Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of October 1, 2007. The interpretation specifies how tax benefits for uncertain tax positions are to be measured, recognized and disclosed in financial statements. The adoption of it did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. Statement 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and it expands disclosures about fair value measurements. Statement 157 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect the adoption to have a material effect on its financial statements.

Investment Income

The components of investment income are as follows:

(In Thousands)	2008	2007

Interest income	$163	$260
Gain (loss) on investments	(126)	41

Investment income	$37	$301

The gains and losses on investments represent unrealized holding gains and losses on trading securities.

Income Taxes

The components of the provision for income taxes are as follows:

(In Thousands)	2008	2007

Current tax provision	$—	$—
Deferred tax provision (credit) related to:
Temporary differences	(39)	(55)
Loss carryforwards	(607)	457
Valuation allowances	646	(402)

Provision for income taxes	$—	$—

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company’s provision for income taxes are as follows:

(In Thousands)	2008	2007

Income tax provision (credit) at statutory federal tax rate	$(614)	$311
Federal valuation allowance	604	(317)
Other	10	6

Provision for income taxes	$—	$—

The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)	2008	2007

Temporary differences	$343	$304
Net operating loss carryforwards	1,499	892
Valuation allowances	(1,842)	(1,196)

Net deferred income tax asset	$—	$—

As of September 30, 2008, there were approximately $3,700,000 of losses available to reduce federal taxable income in future years through 2028, and there were approximately $5,900,000 of losses available to reduce state taxable income in future years, expiring from 2009 through 2028.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.

As of September 30, 2008, the Company performed an evaluation to determine whether a valuation allowance was needed, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years.

The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income.

Based on the weight of available evidence, as required by Statement 109, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2008.

As of September 30, 2008, the Company’s federal income tax returns for fiscal 2005 and subsequent years were subject to examination.

Property and Equipment

Property and equipment consisted of the following as of September 30:

(In Thousands)	2008	2007

Computer equipment and software	$2,276	$2,294
Office equipment, furniture and fixtures	1,332	1,543

Total property and equipment, at cost	3,608	3,837
Accumulated depreciation and amortization	(2,817)	(2,908)

Property and equipment, net	$791	$929

During fiscal 2008, the Company disposed of fully-depreciated property and equipment, primarily office furniture and computer equipment, having an original cost of $351,000. During fiscal 2007, the Company disposed of fully-depreciated property and equipment, primarily computer equipment, having an original cost of $550,000.

Other Current Liabilities

Other current liabilities consisted of the following as of September 30:

(In Thousands)	2008	2007

Accounts payable	$84	$93
Accrued expenses	247	219
Deferred rent	175	202

Total other current liabilities	$506	$514

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

Rent expense was $1,018,000 in fiscal 2008 and $992,000 in fiscal 2007. As of September 30, 2008, future minimum lease payments under noncancelable lease agreements having initial terms in excess of one year totaled $1,585,000, as follows: fiscal 2009 - $646,000, fiscal 2010 - $497,000, fiscal 2011 - $343,000, and fiscal 2012 - $99,000.

Commitments

As of September 30, 2008, the Company had contractual obligations to purchase approximately $800,000 of recruitment advertising through December 2009.

Retirement Plans

The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service. Under the plan, eligible participants may contribute a portion of their earnings to a trust, and the Company makes matching contributions, subject to certain limitations.

The Company has a nonqualified deferred compensation plan for certain officers. Under the plan, the Company contributes a percentage of each participant’s earnings to a rabbi trust under a defined contribution arrangement. The participants direct the investments of the trust, and the Company does not guarantee investment performance. Participant account balances are payable upon retirement or termination from the Company, subject to certain vesting requirements.

The investments in the trust as of September 30, 2008 and 2007 were valued using quoted market prices. The effect of using fair values is that unrealized holding gains and losses are reflected in investment income, with an offsetting amount being reflected in the cost of retirement plans.

The cost of retirement plans was $58,000 in fiscal 2008 and $221,000 in fiscal 2007.

Stock Option Plans

As of September 30, 2008, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Amended and Restated 1997 Stock Option Plan and 1999 Stock Option Plan. All three plans were approved by the shareholders. The 1995 Stock Option Plan expired during fiscal 2006, and no further options may be granted under that plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. All stock options outstanding as of September 30, 2008 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years after the date of grant.

A summary of stock option activity is as follows:

(Number of Options in Thousands)	2008	2007

Number of options outstanding:
Beginning of year	615	515
Granted	—	105
Exercised	(12)	(5)

End of year	603	615

Number of options exercisable at end of year	513	470
Number of options available for grant at end of year	98	98

Weighted average option prices per share:
Granted during the year	$—	$2.17
Exercised during the year	.86	.86
Outstanding at end of year	1.34	1.33
Exercisable at end of year	1.21	1.12

The average fair value of stock options granted was estimated to be $0.95 per share in fiscal 2007. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2007

Expected option life (years)	4.0
Expected stock price volatility	52.0%
Expected dividend yield	0.4%
Risk-free interest rate	4.4%

Stock-based compensation expense was $65,000 in fiscal 2008 and $68,000 in fiscal 2007. As of September 30, 2008, there was $26,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 0.4 years.

Stock options outstanding as of September 30, 2008 were as follows (number of shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

At $.86	336	$.86	336	$.86	3.9
$1.25 to $2.45	267	1.95	177	1.86	6.7

As of September 30, 2008, the aggregate intrinsic value of outstanding stock options and exercisable stock options was zero.

Severance Arrangements

The Company has an employment agreement with the chief executive officer that provides for severance benefits if the officer’s employment terminates for any reason other than “cause.” The Company also has arrangements covering other officers and key employees that would become effective if their employment terminated under certain conditions following a change in control of the Company. As of September 30, 2008, the potential aggregate obligation under these arrangements, if all such officers and employees were terminated, was approximately $3,100,000.

Shareholder Rights Plan

On February 4, 2000, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend of one share purchase right for each share of outstanding common stock.

The rights will become exercisable if any person or affiliated group (other than certain “grandfathered” shareholders) acquires, or offers to acquire, 10% or more of the Company’s outstanding common shares. Each exercisable right entitles the holder (other than the acquiring person or group) to purchase, at a price of $21.50 per share, common stock of the Company having a market value equal to two times the purchase price. The purchase price and the number of common shares issuable on exercise of the rights are subject to adjustment in accordance with customary anti-dilution provisions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

General Employment Enterprises, Inc.

Oakbrook Terrace, Illinois

We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. and subsidiary as of September 30, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. and subsidiary at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois

November 19, 2008

Item 8, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A(T), Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2008, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of September 30, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B, Other Information.

Not applicable.

PART III

Item 9, Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information set forth in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the principal heading “ELECTION OF DIRECTORS” and “DIRECTORS AND EXECUTIVE OFFICERS” and under the heading “Audit Committee” is incorporated herein by reference.

The Company has a code of ethics that applies to all of its directors and employees, including its principal executive officer, principal financial officer and principal accounting officer. The code of ethics is filed as an exhibit to this annual report.

Item 10, Executive Compensation.

Information set forth in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the principal heading “EXECUTIVE COMPENSATION” is incorporated herein by reference.

Item 11, Security Ownership of Certain Beneficial Owners and Management.

Information set forth in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the principal heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2008 (number of shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securi- ties remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	603	$1.34	98

Equity compensation plans not approved by security holders	—	—	—

Total	603	$1.34	98

Item 12, Certain Relationships and Related Transactions, and Director Independence.

Information set forth in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the heading “Director Independence” is incorporated herein by reference.

Item 13, Exhibits.

The following exhibits are filed as a part of this report:

No.	Description of Exhibit

3.01	Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No. 1-05707.

3.02	By-Laws of General Employment Enterprises, Inc., as amended November 19, 2007. Incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

4.01	Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

10.01*	Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Commission File No. 1-05707.

10.02	Agreement with Sheldon Brottman dated October 3, 1991. Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1991, Commission File No.1-05707.

10.03*	General Employment Enterprises, Inc. 1995 Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10.04*	Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-QSB for the quarterly period ended March 31, 2007, Commission File No. 1-05707.

10.05*	General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-05707.

10.06*	Employment Agreement with Herbert F. Imhoff, Jr. effective as of August 1, 2001. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.07*	Chief Executive Officer Bonus Plan, adopted September 24, 2001. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.08*	The Corporate Plan for Retirement Select Plan Basic Plan Document. Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.09*	The Corporate Plan for Retirement Select Plan Adoption Agreement

dated September 27, 2001. Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.10*	First Amendment to the General Employment Enterprises, Inc. Executive Retirement Plan dated September 27, 2001. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.11*	Form of employment agreement with executive officers. Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, Commission File No. 1-05707.

10.12*	Operational Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2004. Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report of Form 10-QSB for the quarterly period ended December 31, 2004, Commission File No. 1-05707.

10.13*	Form of stock option agreement under the General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 99.01 to the Company’s current report on Form 8-K dated September 25, 2006, Commission File No. 1-05707.

10.14*	Chief Executive Officer Bonus Plan Amendment 1, effective for fiscal years beginning on or after October 1, 2006. Incorporated by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-QSB for the quarterly period ended December 31, 2006, Commission File No. 1-05707.

10.15*	Form of director stock option agreement under the Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.16*	Form of stock option agreement under the General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.17*	Resolution of the Compensation Committee of the Board of Directors adopted September 24, 2007, amending the General Employment Enterprises, Inc. Executive Retirement Plan. Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.18*	Amendment of employment agreement with Herbert F. Imhoff, Jr., effective as of October 5, 2007. Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.19*	Form of first amendment of employment agreements with Marilyn L. White and with Kent M. Yauch, effective as of October 2, 2007. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.20*	Form of indemnity agreement with directors and officers, adopted November 19, 2007. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

14.01	General Employment Enterprises, Inc. Code of Ethics for Directors, Officers and Employees, adopted as of August 16, 2004. Incorporated by reference to Exhibit 14.01 to the Company’s Form 8-K Current Report dated August 16, 2004, Commission File No. 1-05707.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Management contract or compensatory plan or arrangement.

Item 14, Principal Accountant Fees and Services.

Information set forth in the Company’s Proxy Statement for the 2009 annual meeting of shareholders under the heading “Principal Accountant Fees” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC. (Registrant)
Date: November 24, 2008	By: /s/ Herbert F. Imhoff, Jr. —————————————— Herbert F. Imhoff, Jr. Chairman of the Board, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 24, 2008	By: /s/ Herbert F. Imhoff, Jr. —————————————— Herbert F. Imhoff, Jr. Chairman of the Board, Chief Executive Officer and President (Principal executive officer)

Date: November 24, 2008	By: /s/ Kent M. Yauch —————————————— Kent M. Yauch Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)

Date: November 24, 2008	By: /s/ Dennis W. Baker —————————————— Dennis W. Baker, Director

Date: November 24, 2008	By: /s/ Sheldon Brottman —————————————— Sheldon Brottman, Directorr

Date: November 24, 2008	By: /s/ Andrew Dailey —————————————— Andrew Dailey, Director

Date: November 24, 2008	By: /s/ Delain G. Danehey —————————————— Delain G. Danehey, Director