Form 10-Q
period 2008-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2009-02-06
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

X				Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-05707

GENERAL EMPLOYMENT ENTERPRISES, INC
(Exact name of registrant as specified in its charter)

Illinois				36-6097429
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)

One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois 60181
(Address of principal executive offices)

(630) 954-0400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer				Accelerated filer

Non-accelerated filer				Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		No	X

The number of shares outstanding of the registrant’s common stock as of December 31, 2008 was 5,165,265.

PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands)	December 31 2008 (Unaudited)	September 30 2008

ASSETS
Current assets:
Cash and cash equivalents	$3,157	$4,165
Accounts receivable, less allowances	1,063	1,314
(Dec. 2008–$107; Sept. 2008–$151)
Other current assets	359	313

Total current assets	4,579	5,792
Property and equipment, net	735	791
Deferred compensation plan assets	351	419

Total assets	$5,665	$7,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued compensation	$612	$1,001
Other current liabilities	393	506

Total current liabilities	1,005	1,507

Deferred compensation plan liabilities	351	419

Shareholders’ equity:
Preferred stock, authorized – 100 shares;
issued and outstanding – none	—	—
Common stock, no-par value; authorized – 20,000 shares;
issued and outstanding – 5,165 shares	4,996	4,987
Retained earnings (accumulated deficit)	(687)	89

Total shareholders’ equity	4,309	5,076

Total liabilities and shareholders’ equity	$5,665	$7,002

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Three Months Ended December 31
(In Thousands, Except Per Share Amounts)	2008	2007

Net revenues:
Contract services	$1,545	$1,802
Placement services	1,342	2,162

Net revenues	2,887	3,964
Cost of contract services	1,036	1,235
Selling, general and administrative expenses	2,556	3,006

Loss from operations	(705)	(277)
Investment income (loss)	(71)	50

Net loss	$(776)	$(227)

Average number of shares – basic and diluted	5,165	5,159

Net loss per share – basic and diluted	$(.15)	$(.04)

Cash dividends declared per share	$—	$.10

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Three Months Ended December 31
(In Thousands)	2008	2007

Operating activities:
Net loss	$(776)	$(227)
Depreciation and other noncurrent items	65	80
Accounts receivable	251	352
Accrued compensation	(389)	(646)
Other current items, net	(159)	(105)

Net cash used by operating activities	(1,008)	(546)

Investing activities:
Acquisition of property and equipment	—	(49)

Financing activities:
Exercises of stock options	—	10

Decrease in cash and cash equivalents	(1,008)	(585)
Cash and cash equivalents at beginning of period	4,165	6,344

Cash and cash equivalents at end of period	$3,157	$5,759

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)

	Three Months Ended December 31
(In Thousands)	2008	2007

Common shares outstanding:
Number at beginning of period	5,165	5,153
Exercises of stock options	—	12

Number at end of period	5,165	5,165

Common stock:
Balance at beginning of period	$4,987	$4,912
Stock compensation expense	9	16
Exercises of stock options	—	10

Balance at end of period	$4,996	$4,938

Retained earnings (accumulated deficit):
Balance at beginning of period	$89	$2,412
Net loss	(776)	(227)
Cash dividends declared	—	(517)

Balance at end of period	$(687)	$1,668

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2008.

Recently Adopted Accounting Pronouncements

The Company adopted the requirements of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” as of October 1, 2008. Statement No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption of it did not have a material effect on the Company’s financial statements.

Investment Income (Loss)

The components of investment income (loss) are as follows:

(In Thousands)	2008	2007

Interest income	$22	$74
Loss on investments	(93)	(24)

Investment income (loss)	$(71)	$50

The loss on investments represents realized and unrealized holding gains and losses on trading securities.

Income Taxes

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that a future tax benefit would be realized.

Purchase Commitments

As of December 31, 2008, the Company had contractual obligations to purchase approximately $900,000 of recruitment advertising through December 31, 2009.

Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of December 31, 2008, the Company operated 17 offices located in nine states.

The Company’s business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 7.2% in December 2008 and 4.9% in December 2007. The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the three months ended December 31, 2008, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets. According to the U.S. Department of Labor, the national employment level declined by approximately 1.5 million jobs during the three-month period. Management believes that employers became extremely cautious about hiring during the period. As a result, the Company experienced sharp declines in both the number of billable contract hours and the number of placements.

Consolidated net revenues for the three months ended December 31, 2008 decreased 27% compared with the prior year. Contract service revenues were down 14%, and placement service revenues were down 38%. The effects of lower consolidated net revenues resulted in a $705,000 loss from operations this year, compared with a $277,000 loss from operations for the same period last year.

The Company’s current strategy is to improve performance by developing new marketing programs, enhancing staff training, closing unprofitable operations and maintaining control over operating expenses. In December 2008, the Company engaged a consultant to assist in the development of its contract business, with the goal of growing the business on a long-term basis. In January 2009, the Company announced that it is reducing executive officer compensation for 2009, to help reduce costs in the near-term. In addition, in January 2009 the Company consolidated two branch offices into one office, to reduce headcount and save costs.

Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.

Results of Operations

A summary of operating data, expressed as a percentage of consolidated net revenues, is presented below.

	Three Months Ended December 31
	2008	2007
Net revenues:
Contract services	53.5%	45.5%
Placement services	46.5	54.5

Net revenues	100.0	100.0
Cost of contract services	35.9	31.2
Selling, general and administrative expenses	88.5	75.8

Loss from operations	(24.4)%	(7.0)%

Net Revenues

Consolidated net revenues for the three months ended December 31, 2008 were down $1,077,000 (27%) from the prior year. Contract service revenues decreased $257,000 (14%), and placement service revenues decreased $820,000 (38%).

As a result of the weaker economic conditions that prevailed during the three months ended December 31, 2008, the Company experienced less demand for its services. The decline in consolidated net revenues was the result of a 7% decrease in the number of billable contract hours and 51% fewer placements.

Cost of Contract Services

The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. There are no direct costs associated with placement service revenues. The cost of contract services for the three months ended December 31, 2008 was down $199,000 (16%) as a result of the lower volume of contract business. The gross profit margin on contract business was 32.9%, which was 1.4 points better than 31.5% for the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•

Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.

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

The Company’s largest selling, general and administrative expense is for compensation in the operating divisions. Most of the Company’s employment consultants are paid on a commission basis and receive advances against future commissions. Advances are expensed when paid. When commissions are earned, prior advances are applied against them and the consultant is paid the net amount. At that time, the Company recognizes the full amount as commission expense, and advance expense is reduced by the amount recovered. Thus, the Company’s advance expense represents the net amount of advances paid, less amounts applied against commissions.

Selling, general and administrative expenses for the three months ended December 31, 2008 decreased $450,000 (15%). Compensation in the operating divisions was down 22%, reflecting lower commission expense on the lower volume of business. Administrative compensation was down 31%, due to staff reductions and lower deferred compensation expense. Occupancy costs were down 14% because of operating fewer branch offices than last year. Partially offsetting these reductions was a 56% increase in recruitment advertising, which was due to higher utilization of job board posting services and higher costs per posting.

Other

Investment income for the three months ended December 31, 2008 was down $121,000 from the same period last year, due to a combination of lower funds available for investment and a lower average rate of return on investments. Returns in fiscal 2009 were adversely affected by a downturn in the credit markets and reflect losses on trading securities.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Financial Condition

As of December 31, 2008, the Company had cash and cash equivalents of $3,157,000, which was a decrease of $1,008,000 from September 30, 2008. Net working capital at December 31, 2008 was $3,574,000, which was a decrease of $711,000 from September 30, 2008, and the current ratio was 4.6 to 1. Shareholders’ equity as of December 31, 2008 was $4,309,000 which represented 76% of total assets.

During the three months ended December 31, 2008, the net cash used by operating activities was $1,008,000. The net loss for the period, adjusted for depreciation and other non-cash charges, used $711,000. A seasonal reduction of payroll liabilities required the use of $389,000, and all other working capital items provided $92,000.

Consistent with the Company’s intentions to conserve cash, there were no capital expenditures during the three months ended December 31, 2008.

Information about future minimum lease payments, purchase commitments and severance arrangements is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2008.

The Company’s primary source of liquidity is from its operating activities. The Company’s philosophy regarding the maintenance of cash balances reflects management’s views on potential future needs for liquidity. Despite recent losses, management believes that existing cash balances will be adequate to finance current operations for the foreseeable future. Nevertheless, if operating losses were to continue indefinitely, or if the Company’s business were to deteriorate, such losses would have a material, adverse effect on the Company’s financial condition. External sources of funding are not likely to be available to support continuing losses.

Off-Balance Sheet Arrangements

As of December 31, 2008, and during the three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Item 4T, Controls and Procedures.

As of December 31, 2008, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of December 31, 2008 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6, Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

The following exhibits are filed as a part of Part II of this report:

No.	Description of Exhibit

10.01*	The Corporate Plan for Retirement Executive Plan Basic Plan Document.

10.02*	The Corporate Plan for Retirement Executive Plan Adoption Agreement, amended and restated as of December 1, 2008.

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC. (Registrant)
Date: February 6, 2009	By: /s/ Kent M. Yauch
Kent M. Yauch
Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer and duly authorized officer)