Form 10-Q
period 2009-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2009-05-13
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-05707

GENERAL EMPLOYMENT ENTERPRISES, INC

(Exact name of registrant as specified in its charter)

Illinois	36-6097429

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois 60181

(Address of principal executive offices)

(630) 954-0400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2009 was 5,165,265.

PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET

(In Thousands)	March 31 2009 (Unaudited)	September 30 2008

ASSETS
Current assets:
Cash and cash equivalents	$2,464	$4,165
Accounts receivable, less allowances (Mar. 2009 – $124; Sept. 2008 – $151)	730	1,314
Other current assets	551	313

Total current assets	3,745	5,792
Property and equipment, net	671	791
Deferred compensation plan assets	—	419
Other assets	194	—

Total assets	$4,610	$7,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued compensation	$844	$1,001
Other current liabilities	526	506

Total current liabilities	1,370	1,507

Deferred compensation plan liabilities	—	419

Shareholders’ equity:
Preferred stock, authorized – 100 shares; issued and outstanding – none	—	—
Common stock, no-par value; authorized – 20,000 shares; issued and outstanding – 5,165 shares	5,015	4,987
Retained earnings (accumulated deficit)	(1,775)	89

Total shareholders’ equity	3,240	5,076

Total liabilities and shareholders’ equity	$4,610	$7,002

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31		Six Months Ended March 31

(In Thousands, Except Per Share Amounts)	2009	2008	2009	2008

Net revenues:
Contract services	$1,398	$2,058	$2,943	$3,860
Placement services	1,074	1,831	2,416	3,993

Net revenues	2,472	3,889	5,359	7,853
Cost of contract services	1,017	1,374	2,053	2,609
Selling, general and administrative expenses	2,530	3,038	5,086	6,044

Loss from operations	(1,075)	(523)	(1,780)	(800)
Investment income (loss)	(13)	—	(84)	50

Net loss	$(1,088)	$(523)	$(1,864)	$(750)

Average number of shares – basic and diluted	5,165	5,165	5,165	5,162

Net loss per share – basic and diluted	$(.21)	$(.10)	$(.36)	$(.15)

Cash dividends declared per share	$—	$—	$—	$.10

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended March 31

(In Thousands)	2009	2008

Operating activities:
Net loss	$(1,864)	$(750)
Depreciation and other noncurrent items	148	160
Accounts receivable	584	260
Accrued compensation	(157)	(489)
Other current items, net	(218)	(193)

Net cash used by operating activities	(1,507)	(1,012)

Investing activities:
Acquisition of property and equipment	—	(70)

Financing activities:
Deferred stock issuance costs	(194)	—
Exercises of stock options	—	10
Cash dividends declared	—	(517)

Net cash used by financing activities	(194)	(507)

Decrease in cash and cash equivalents	(1,701)	(1,589)
Cash and cash equivalents at beginning of period	4,165	6,344

Cash and cash equivalents at end of period	$2,464	$4,755

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)

	Six Months Ended March 31

(In Thousands)	2009	2008

Common shares outstanding:
Number at beginning of period	5,165	5,153
Exercises of stock options	—	12

Number at end of period	5,165	5,165

Common stock:
Balance at beginning of period	$4,987	$4,912
Stock compensation expense	28	32
Exercises of stock options	—	10

Balance at end of period	$5,015	$4,954

Retained earnings (accumulated deficit):
Balance at beginning of period	$89	$2,412
Net loss	(1,864)	(750)
Cash dividends declared	—	(517)

Balance at end of period	$(1,775)	$1,145

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

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to the effects of the U.S. economic downturn, the Company incurred losses during the first six months of fiscal 2009, and as a result the Company’s cash position was reduced to $2,464,000 as of March 31, 2009. As discussed below under the “Proposed Transactions”, the Company has entered into an agreement to sell shares of its common stock as a result of which, if consummated, the Company would raise approximately $1.9 million. Approval of such sale is subject to customary closing conditions, including approval of the Company’s shareholders. If such sale of common stock is not consummated and if business conditions do not improve, the Company would need to significantly reduce or cease operations. Without the cash that the Company would raise if such stock sale was consummated, the Company estimates that it would exhaust its cash resources by the end of the fourth calendar quarter of 2009. The Company’s ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding (as contemplated in the proposed transaction discussed below) and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Proposed Transactions

The Company announced on March 30, 2009 that it has signed a definitive securities purchase and tender offer agreement (the “Purchase Agreement”) under which PSQ, LLC will acquire a controlling interest in the Company. Under the terms of the Purchase Agreement, PSQ has (1) agreed to purchase from the Company 7,700,000 newly issued shares of common stock of the Company at a purchase price of $0.25 per share for a total purchase price of $1,925,000, and (2) commenced a cash tender offer to purchase from the Company’s shareholders up to 2,500,000 outstanding shares of common stock at a purchase price of $0.60 per share.

In connection with entering into the Purchase Agreement, on March 30, 2009, the Company, PSQ and Herbert F. Imhoff, Jr. entered into a Consulting Agreement (the “Consulting Agreement”), which agreement will become effective upon the closing of the transactions contemplated by the Purchase Agreement (the “Closing”). Under the terms of the Consulting Agreement, among other things, (1) Mr. Imhoff, Jr.’s employment agreement with the Company will terminate, and Mr. Imhoff, Jr. will resign as Chairman of the Board, Chief Executive Officer and President of the Company, (2) all of Mr. Imhoff, Jr.’s stock options will be canceled, and (3) Mr. Imhoff, Jr. will provide consulting services to the Company. In consideration therefore, under the terms of the Consulting Agreement, Mr. Imhoff, Jr. (1) will be paid an annual consulting fee of $300,000 per year, and will remain a member of the Company’s board of directors and be paid director fees no less than the fees currently paid to the Company’s non-employee directors, during the term of the Consulting Agreement, (2) will be issued 500,000 shares of common stock upon the Closing for no additional consideration, and (3) will receive health and life insurance benefits from the Company, as well as his accrued vacation benefits and accrued benefits under the Company’s Executive

Retirement Plan. The term of the Consulting Agreement will be three years from the Closing, and it will be terminable at any time and for any reason by any party, provided that promptly following any such termination thereof, Mr. Imhoff, Jr. will continue to receive for the remainder of the term of the Consulting Agreement the fees and benefits that would otherwise be due to him under the agreement if the agreement had not been terminated.

The proposed transactions contemplated by the Purchase Agreement and the Consulting Agreement have been approved by the board of directors of the Company and by the member-manager of PSQ, and are not contingent on receipt of financing by PSQ. Such transactions, including the share purchase and the tender offer contemplated by the Purchase Agreement are, however, subject to certain customary closing conditions, including receipt of approval from the Company’s shareholders in favor of the share purchase. The consummation of the tender offer is not subject to any condition regarding any minimum number of shares being validly tendered in the offer. If the share purchase is not approved by the Company’s shareholders, neither the Company nor PSQ will undertake or consummate any of the transactions contemplated by the Purchase Agreement and the Consulting Agreement. In connection with a special meeting of shareholders to be held to vote on the proposal to sell shares to PSQ, the Company filed a preliminary proxy statement with the Securities and Exchange Commission on April 16, 2009.

The foregoing descriptions of the Purchase Agreement and the Consulting Agreement are qualified in their entirety by reference to the Purchase Agreement and the Consulting Agreement, copies of which were filed as Exhibits 2.1 and 10.2, respectively, to the Form 8-K filed by the Company on March 31, 2009.

In connection with the proposed transactions, the Company incurred $194,000 of deferred stock issuance costs as of March 31, 2009, which is included in other assets on the consolidated balance sheet.

Investment Income (Loss)

The components of investment income (loss) are as follows:

	Three Months Ended March 31		Six Months Ended March 31

(In Thousands)	2009	2008	2009	2008

Interest income	$6	$39	$28	$113
Loss on investments	(19)	(39)	(112)	(63)

Investment income (loss)	$(13)	$—	$(84)	$50

The loss on investments represents realized and unrealized holding gains and losses on trading securities.

Income Taxes

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that a future tax benefit would be realized.

Property and Equipment

Property and equipment consisted of the following as of March 31:

(In Thousands)	2009	2008

Property and equipment, at cost	$3,603	$3,608
Accumulated depreciation and amortization	(2,932)	(2,817)

Property and equipment, net	$671	$791

Purchase Commitments

As of March 31, 2009, the Company had contractual obligations to purchase approximately $660,000 of recruitment advertising through December 31, 2009.

Deferred Compensation Plan

The assets and liabilities of the deferred compensation plan trust are included in the consolidated financial statements. As of March 31, 2009, investments held by the trust in the amount of $237,000 were included in other current assets on the consolidated balance sheet, and an equal, offsetting obligation was included in accrued compensation. The balances were classified as current items at that date because distributions to participants under the plan were expected to occur within twelve months.

Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals. As of March 31, 2009, the Company operated 16 offices located in nine states.

The Company’s business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 8.5% in March 2009 and 5.1% in March 2008. The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the six months ended March 31, 2009, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets. According to the U.S. Department of Labor, the national employment level declined by approximately 4.0 million jobs during the period. Management believes that employers became extremely cautious about hiring during the period. As a result, the Company experienced sharp declines in both the number of billable contract hours and the number of placements.

Consolidated net revenues for the six months ended March 31, 2009 decreased 32% compared with the prior year. Contract service revenues were down 24%, and placement service revenues were down 39%. The effects of lower consolidated net revenues resulted in a $1,780,000 loss from operations this year, compared with an $800,000 loss from operations for the same period last year.

The Company’s current strategy is to improve performance by developing new marketing programs, enhancing staff training, closing unprofitable operations and maintaining control over operating expenses. In December 2008, the Company engaged a consultant to assist in the development of its contract business, with the goal of growing the business on a long-term basis. The Company reduced executive compensation by 22% as of January 1, 2009, and during the quarter ended March 31, 2009, we reduced the size of our sales and recruiting staff by 24%.

As a result of the losses during the first six months of fiscal 2009, the Company’s cash position was reduced to $2,464,000 as of March 31, 2009. The Company announced on March 30, 2009 that it has signed a definitive securities purchase and tender offer agreement under which PSQ will acquire a controlling interest in the Company. See “Proposed Transactions” in the notes to consolidated financial statements. Under the terms of the agreement, PSQ has agreed, among other things, to purchase from the Company 7,700,000 newly issued shares of common stock of the Company at a purchase price of $0.25 per share for a total purchase price of $1,925,000. The share purchase is subject to the approval of shareholders, and the share purchase and tender offer are subject to other customary closing conditions.

If the sale of common stock to PSQ is approved by the shareholders, the proceeds would provide the Company with additional liquidity to continue operations. If the sale of common stock is not approved, and if business conditions do not improve, the Company would need to significantly reduce or cease operations. Absent the cash that would be received from the sale of stock to PSQ, the Company’s management estimates that the Company would exhaust its cash resources by the end of the fourth calendar quarter of 2009, and, in light of the condition of the current financial markets, the Company may not otherwise be able to obtain financing needed to continue its operations, or if able to obtain it, such financing may not be available on market terms or terms attractive to the Company.

Results of Operations – Six Months

Net Revenues

Consolidated net revenues for the six months ended March 31, 2009 were down $2,494,000 (32%) from the prior year. Contract service revenues decreased $917,000 (24%) and placement service revenues decreased $1,577,000 (39%). As a result of the weaker economic conditions that prevailed during the six months ended March 31, 2009, the Company experienced less demand for its services. The decline in consolidated net revenues was the result of a 13% decrease in the number of billable contract hours and 49% fewer placements.

Cost of Contract Services

The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. There are no direct costs associated with placement service revenues. The cost of contract services for the six months ended March 31, 2009 was down $556,000 (21%) as a result of the lower volume of contract business. The gross profit margin on contract business was 30.2%, which was 2.2 points less than 32.4% for the prior year.

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

Selling, general and administrative expenses for the six months ended March 31, 2009 decreased $958,000 (16%). Compensation in the operating divisions was down 25%, reflecting lower commission expense on the lower volume of business. Administrative compensation was down 23%, due to executive pay reductions, staff reductions and lower deferred compensation expense. Occupancy costs were down 13% because of operating fewer branch offices than last year. Partially offsetting these reductions was a 36% increase in recruitment advertising, which was due to higher utilization of job board posting services and higher costs per posting.

Other

Investment income for the six months ended March 31, 2009 was down $134,000 from the same period last year, due to a combination of lower funds available for investment and a lower average rate of return on investments. Returns in fiscal 2009 were adversely affected by a downturn in the credit markets and reflect losses on trading securities.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Results of Operations – Three Months

Net Revenues

Consolidated net revenues for the three months ended March 31, 2009 were down $1,417,000 (36%) from the prior year. Contract service revenues decreased $660,000 (32%) and placement service revenues decreased $757,000 (41%). As a result of the weaker economic conditions that prevailed during the three months ended March 31, 2009, the Company experienced less demand for its services. The decline in consolidated net revenues was the result of an 18% decrease in the number of billable contract hours and 46% fewer placements.

Cost of Contract Services

The cost of contract services for the three months ended March 31, 2009 was down $357,000 (26%) as a result of the lower volume of contract business. The gross profit margin on contract business was 27.3%, which was 5.9 points less than 33.2% for the prior year due to competitive pricing pressures during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 decreased $508,000 (17%). Compensation in the operating divisions was down 28%, reflecting lower commission expense on the lower volume of business. Administrative compensation was down 16%, due to executive pay reductions. Occupancy costs were down 12% because of operating fewer branch offices than last year. Partially offsetting these reductions was a 19% increase in recruitment advertising, which was due to higher utilization of job board posting services.

Other

Investment income for the three months ended March 31, 2009 was down $13,000 from the same period last year, due to a combination of lower funds available for investment and a lower average rate of return on investments. Returns in fiscal 2009 were adversely affected by a downturn in the credit markets and reflect losses on trading securities.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Financial Condition

As of March 31, 2009, the Company had cash and cash equivalents of $2,464,000, which was a decrease of $1,701,000 from September 30, 2008. Net working capital at March 31, 2009 was $2,375,000, which was a decrease of $1,910,000 from September 30, 2008, and the current ratio was 2.7 to 1. Shareholders’ equity as of March 31, 2009 was $3,240,000 which represented 70% of total assets.

During the six months ended March 31, 2009, the net cash used by operating activities was $1,507,000. The net loss for the period, adjusted for depreciation and other non-cash charges, used $1,716,000. A reduction of accounts receivable provided $584,000, and all other working capital items used $375,000.

Consistent with the Company’s intentions to conserve cash, there were no capital expenditures during the six months ended March 31, 2009. In connection with the proposed transactions with PSQ, the Company incurred $194,000 of deferred stock issuance costs as of March 31, 2009.

Information about future minimum lease payments, purchase commitments and severance arrangements is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2008.

Due to the effects of the U.S. economic downturn, the Company incurred losses during the first six months of fiscal 2009, and as a result the Company’s cash position was reduced to $2,464,000 as of March 31, 2009. The Company announced on March 30, 2009 that it has signed a definitive securities purchase and tender offer agreement under which PSQ will acquire a controlling interest in the Company. See “Proposed Transactions” in the notes to consolidated financial statements. Under the terms of the agreement, PSQ has agreed, among other things, to purchase from the Company 7,700,000 newly issued shares of common stock of the Company at a purchase price of $0.25 per share for a total purchase price of $1,925,000. The share purchase is subject to the approval of shareholders, and the share purchase and tender offer are subject to other customary closing conditions.

If the sale of common stock to PSQ is approved by the shareholders, the proceeds would provide the Company with additional liquidity to continue operations. If the sale of common stock is not approved, and if business conditions do not improve, the Company would need to significantly reduce or cease operations. Absent the cash that would be received from the sale of stock to PSQ, the Company’s management estimates that the Company would exhaust its cash resources by the end of the fourth calendar quarter of 2009, and, in light of the condition of the current financial markets, the Company may not otherwise be able to obtain financing needed to continue its operations, or if able to obtain it, such financing may not be available on market terms or terms attractive to the Company.

Off-Balance Sheet Arrangements

As of March 31, 2009, and during the six months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this Form 10-Q Quarterly Report which are not historical facts are forward-looking statements and, other than with respect to statements relating to the tender offer commenced by PSQ, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements regarding the acquisition of shares pursuant to the tender offer, the consummation of the share purchase, the filing of documents and information with the SEC, other future or anticipated matters regarding the transactions discussed in this report and the timing of such matters. Such forward-looking statements often contain or are prefaced by words such as “will” and “expect.” As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause our actual results to differ materially from those in the forward-looking statements include, without limitation: (1) general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, (2) the risk that the conditions to the closing of the tender offer or the share purchase set forth in the securities purchase and tender offer agreement will not be satisfied, (3) changes in the Company’s business during the period between the date of the Purchase Agreement and the closing, (4) obtaining regulatory approvals (if required) for the transaction, (4) the risk that the transactions will not be consummated on the terms or timeline first announced, and (6) those factors set forth under the heading “Forward-Looking Statements” in our annual report on Form 10-KSB for the fiscal year ended September 30, 2008, and in our other filings with the SEC. The Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Item 4T, Controls and Procedures.

As of March 31, 2009, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4, Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on February 23, 2009, the shareholders elected all nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

Nominees	Votes For	Votes Withheld

Dennis W. Baker	2,821,503	1,334,098
Sheldon Brottman	2,819,474	1,336,127
Edward O. Hunter	3,474,673	680,928
Herbert F. Imhoff, Jr.	4,384,302	2,407,243
Thomas G. Kosnik	2,791,459	1,364,142
Kent M. Yauch	2,821,503	1,334,098

Item 6, Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.

(Registrant)

Date: May 12, 2009	By: /s/ Kent M. Yauch

Kent M. Yauch
Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer and duly authorized officer)