Form 10-Q
period 2009-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2009-08-13
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒				Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer		Accelerated filer

Non-accelerated filer		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The number of shares outstanding of the registrant’s common stock as of June 30, 2009 was 13,365,265.

PART I - FINANCIAL INFORMATION

Item 1, Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
	June 30	September 30
	2009	2008
(In Thousands)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,081	$4,165
Accounts receivable, less allowances	1,104	1,314
(June 2009 – $128; Sept. 2008 – $151)
Other current assets	498	313

Total current assets	4,683	5,792
Property and equipment, net	629	791
Deferred compensation plan assets	––	419

Total assets	$5,312	$7,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued compensation	$1,103	$1,001
Other current liabilities	833	506

Total current liabilities	1,936	1,507

Long-term obligations	665	419

Shareholders’ equity:
Preferred stock, authorized – 100 shares;
issued and outstanding – none	––	––
Common stock, no-par value; authorized – 20,000 shares;
issued and outstanding – 13,365 shares in June 2009 and
5,165 shares in September 2008	6,781	4,987
Retained earnings (accumulated deficit)	(4,070)	89

Total shareholders’ equity	2,711	5,076

Total liabilities and shareholders’ equity	$5,312	$7,002

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Three Months Ended June 30		Nine Months Ended June 30
(In Thousands, Except Per Share Amounts)	2009	2008	2009	2008

Net revenues:
Contract services	$1,490	$1,805	$4,433	$5,665
Placement services	1,030	1,817	3,446	5,810

Net revenues	2,520	3,622	7,879	11,475
Cost of contract services	1,040	1,207	3,093	3,816
Selling, general and administrative expenses	3,809	3,011	8,895	9,055

Loss from operations	(2,329)	(596)	(4,109)	(1,396)
Investment income (loss)	34	14	(50)	64

Net loss	$(2,295)	$(582)	$(4,159)	$(1,332)

Average number of shares – basic and diluted	5,165	5,165	5,165	5,163

Net loss per share – basic and diluted	(.44)	$(.11)	(.81)	$(.26)

Cash dividends declared per share	$––	$––	$––	$.10

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
		Nine Months
		Ended June 30
(In Thousands)	2009	2008

Operating activities:
Net loss	$(4,159)	$(1,332)
Depreciation and amortization	210	196
Deferred compensation and stock compensation expense	1,027	49
Changes in current assets and current liabilities-
Accounts receivable	210	378
Accrued compensation	102	(472)
Other current items, net	142	(273)

Net cash used by operating activities	(2,468)	(1,454)

Investing activities:
Acquisition of property and equipment	(48)	(116)

Financing activities:
Issuance of common stock, net of issuance costs	1,432	––
Exercises of stock options	––	10
Cash dividends declared	––	(517)

Net cash provided (used) by financing activities	1,432	(507)

Decrease in cash and cash equivalents	(1,084)	(2,077)
Cash and cash equivalents at beginning of period	4,165	6,344

Cash and cash equivalents at end of period	$3,081	$4,267

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
	Nine Months
	Ended June 30
(In Thousands)	2009	2008

Common shares outstanding:
Number at beginning of period	5,165	5,153
Issuance of common stock	8,200	––
Exercises of stock options	––	12

Number at end of period	13,365	5,165

Common stock:
Balance at beginning of period	$4,987	$4,912
Issuance of common stock, net of issuance costs	1,432	––
Stock compensation expense	362	49
Exercises of stock options	––	10

Balance at end of period	$6,781	$4,971

Retained earnings (accumulated deficit):
Balance at beginning of period	$89	$2,412
Net loss	(4,159)	(1,332)
Cash dividends declared	––	(517)

Balance at end of period	$(4,070)	$563

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  We have evaluated subsequent events through August 13, 2009, which is the date that these financial statements were issued.  Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2008.

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to the effects of the U.S. economic downturn, the Company incurred losses during the first nine months of fiscal 2009, and the negative cash flow from operating activities was $2,468,000.  As discussed below under “Financial Condition”, the Company took certain actions to improve liquidity.  First, the Company completed the sale of 7,700,000 shares of common stock to PSQ, LLC and raised net cash proceeds of $1,432,000 during the period.  With the stock proceeds, the Company’s net cash outflow for the year to date was $1,084,000, and the Company’s cash position was reduced to $3,081,000 as of June 30, 2009.  Second, the Company implemented a restructuring of its corporate and field operations during the June 2009 quarter.  Management believes that these and other actions will reduce the Company’s selling, general and administrative expenses substantially in the fourth quarter.  Management’s current objective is to return the Company to a breakeven level of cash flow as soon as possible and to provide a stable platform for future growth.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to reduce costs and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“Statement No. 165”).  Statement No. 165 modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of Statement No. 165 for the third quarter of fiscal 2009, in accordance with the effective date.  See “Basis of Presentation” above.

Placement Service Revenues

Placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company’s guarantee period.   The provision for falloffs and refunds, reflected in the consolidated statement of operations as an adjustment of placement service revenues, was $119,000 and $301,000 for the three-month and nine-month periods ended June 30, 2009, respectively, and $275,000 and $865,000 for the three-month and nine-month periods ended June 30, 2008, respectively.

Investment Income (Loss)

The components of investment income (loss) are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(In Thousands)	2009	2008	2009	2008

Interest income	$2	$27	$30	$140
Gain (loss) on investments	32	(13)	(80)	(76)

Investment income (loss)	$34	$14	$(50)	$64
The gain or loss on investments represents realized and unrealized holding gains and losses on trading securities.

Income Taxes

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that a future tax benefit would be realized.

Property and Equipment

Property and equipment consisted of the following:

	June 30	September 30
(In Thousands)	2009	2008

Property and equipment, at cost	$3,641	$3,608
Accumulated depreciation and amortization	(3,012)	(2,817)

Property and equipment, net	$629	$791

Office Closings

During the nine months ended June 30, 2009, the Company consolidated ten branch offices in four metropolitan areas and closed six of them.  As a result, the Company recorded a liability covering the lease obligations of the closed offices and an adjustment of the book value of the office furniture and equipment.   A provision for the cost of closing branch offices, included in selling, general and administrative expenses, was $350,000 for the three months ended June 30, 2009 and $376,000 for the nine months ended June 30, 2009.

Purchase Commitments

As of June 30, 2009, the Company had contractual obligations to purchase approximately $410,000 of recruitment advertising through December 31, 2009.

Deferred Compensation Plan

The assets and liabilities of the deferred compensation plan trust are included in the consolidated financial statements.  As of June 30, 2009, investments held by the trust in the amount of $271,000 were included in other current assets on the consolidated balance sheet, and an equal, offsetting obligation was included in accrued compensation.  The balances were classified as current items at that date because distributions to participants under the plan are expected to occur within twelve months.

Common Stock

As of June 30, 2009, the Company recorded the sale of 7,700,000 newly-issued shares of common stock to PSQ, LLC (“PSQ”) for $1,925,000 in cash, pursuant to a Securities Purchase and Tender Offer Agreement that had been entered into by the Company on March 30, 2009.  The net proceeds to the Company from the share issuance, after deducting $493,000 of related costs, were $1,432,000.

Consulting Agreement

In connection with the completion of the sale of shares of common stock to PSQ, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company is obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration.  As of June 30, 2009, the Company recorded a provision for additional compensation expense under the consulting agreement in the amount of $1,125,000, which is included in selling, general and administrative expenses on the consolidated statement of operations for the three-month and nine-month periods then ended.  At that date, the Company recorded a liability for the net present value of the future payments due under the consulting agreement in the amount of $845,000 ($665,000 due beyond one year) and recorded stock compensation expense in the amount of $280,000 based on the fair market value of $.56 per share.  The net present value of future payments under the consulting agreement was accrued and no future services are required in consideration for those payments.

Stock Option Plans

During the nine months ended June 30, 2009, the Company granted 243,000 stock options at a weighted average option price of $.52 per share, and 239,000 stock options were cancelled.  As of June 30, 2009, there were 607,000 stock options outstanding at a weighted average option price of $.95 per share, of which 432,000 were exercisable.

The average fair value of stock options granted during the nine-month period was estimated to be $.27 per share.  This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions: expected option life – 5.0 years, expected stock price volatility – 58%, expected dividend yield – 0.0%, and risk-free interest rate – 2.5%.

Stock-based compensation expense was $53,000 and $81,000 for the three-month and nine-month periods ended June 30, 2009, respectively, and $16,000 and $48,000 for the three-month and nine-month periods ended June 30, 2008, respectively.

Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.  As of June 30, 2009, the Company operated eleven offices located in nine states.

The Company’s business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 9.5% in June 2009 and 5.6% in June 2008.  The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the nine months ended June 30, 2009, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets.  According to the U.S. Department of Labor, the national employment level declined by approximately 5.3 million jobs during the period.  Management believes that employers became extremely cautious about hiring during the period.  As a result, the Company experienced sharp declines in both the number of billable contract hours and the number of placements.

Consolidated net revenues for the nine months ended June 30, 2009 decreased 31% compared with the prior year.  Contract service revenues were down 22%, and placement service revenues were down 41%.  The effects of lower consolidated net revenues resulted in a $4,109,000 loss from operations this year, compared with a $1,396,000 loss from operations for the same period last year.

As of June 30, 2009, the Company recorded the sale of 7,700,000 newly-issued shares of common stock to PSQ, LLC for $1,925,000 in cash, pursuant to a Securities Purchase and Tender Offer Agreement that had been entered into by the Company on March 30, 2009.  The net proceeds to the Company from the share issuance, after deducting related costs, were $1,432,000.  In connection with the completion of the sale of shares, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company is obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration.  As of June 30, 2009, the Company recorded a provision for additional compensation expense under the consulting agreement in the amount of $1,125,000.  The nine-month results also include a provision for the cost of closing branch offices of $376,000.  During the period, the Company consolidated ten branch offices in four metropolitan areas.

Management’s current objective is to return the Company to a breakeven level of cash flow as soon as possible and to provide a stable platform for future growth.  The Company implemented a restructuring of its corporate and field operations during the June 2009 quarter.  Sales, recruiting and administrative positions were eliminated, five branch offices were closed, and the payroll for executive officers was reduced.  As a result of this restructuring, together with actions taken earlier in the year, the sales, recruiting and administrative staff as of July 1, 2009 was 55% below the staff level at the beginning of the fiscal year, and the salaries and benefits of its three executive officers in the aggregate had been reduced by $637,000 on an annual basis.  Management believes that these and other actions will reduce the Company’s selling, general and administrative expenses substantially in the fourth quarter.

Results of Operations – Nine Months

Net Revenues
Consolidated net revenues for the nine months ended June 30, 2009 were down $3,596,000 (31%) from the prior year.  Contract service revenues decreased $1,232,000 (22%) and placement service revenues decreased $2,364,000 (41%).  As a result of the weaker economic conditions that prevailed during the nine months ended June 30, 2009, the Company experienced less demand for its services.  The decline in consolidated net revenues was the result of a 16% decrease in the number of billable contract hours and 48% fewer placements.

Cost of Contract Services
The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  There are no direct costs associated with placement service revenues.  The cost of contract services for the nine months ended June 30, 2009 was down $723,000 (19%) as a result of the lower volume of contract business.  The gross profit margin on contract business was 30.2%, which was 2.4 points less than 32.6% for the prior year due to competitive pricing pressures during the period.

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

Selling, general and administrative expenses for the nine months ended June 30, 2009 decreased $160,000 (2%).  Compensation in the operating divisions was down 27%, reflecting lower commission expense on the lower volume of business.  Administrative compensation was up 72%, reflecting the $1,125,000 of additional compensation recorded under the consulting agreement of the former CEO.  All other administrative compensation was down 16% for the period, reflecting executive pay reductions, staff reductions and lower deferred compensation expense.  Occupancy costs were up 8%, reflecting a $376,000 provision for office closing costs.  All other occupancy costs were down 17% for the period because of operating fewer branch offices than last year.  Recruitment advertising increased 17%, due to higher utilization of job board posting services and higher costs per posting.

Other
Investment income for the nine months ended June 30, 2009 was down $114,000 from the same period last year, due to a combination of lower funds available for investment and a lower average rate of return on investments.  Returns in both periods were adversely affected by losses on trading securities.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Results of Operations – Three Months

Net Revenues
Consolidated net revenues for the three months ended June 30, 2009 were down $1,102,000 (30%) from the prior year.  Contract service revenues decreased $315,000 (17%) and placement service revenues decreased $787,000 (43%).  As a result of the weaker economic conditions that prevailed during the three months ended June 30, 2009, the Company experienced less demand for its services.  The decline in consolidated net revenues was the result of a 23% decrease in the number of billable contract hours and 46% fewer placements.

Cost of Contract Services
The cost of contract services for the three months ended June 30, 2009 was down $167,000 (14%) as a result of the lower volume of contract business.  The gross profit margin on contract business was 30.2%, which was 2.9 points less than 33.1% for the prior year due to competitive pricing pressures during the period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2009 increased $789,000 (27%).  Compensation in the operating divisions was down 30%, reflecting lower commission expense on the lower volume of business.  Administrative compensation increased, reflecting the $1,125,000 of additional compensation recorded under the consulting agreement of the former CEO.  Occupancy costs increased, reflecting a $350,000 provision for office closing costs.  All other occupancy costs were down 21% because of operating fewer branch offices than last year.

Other
Investment income for the three months ended June 30, 2009 was up $20,000 from the same period last year, as returns in fiscal 2009 were favorably affected by gains on trading securities.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Financial Condition

As of June 30, 2009, the Company had cash and cash equivalents of $3,081,000, which was a decrease of $1,084,000 from September 30, 2008.  Net working capital at June 30, 2009 was $2,747,000, which was a decrease of $1,538,000 from September 30, 2008, and the current ratio was 2.4 to 1.  Shareholders’ equity as of June 30, 2009 was $2,711,000 which represented 51% of total assets.

During the nine months ended June 30, 2009, the net cash used by operating activities was $2,468,000.  The net loss for the period, adjusted for depreciation and other non-cash charges, used $2,922,000.  A reduction of accounts receivable provided $210,000, and all other working capital items provided an additional $244,000.

Expenditures for the acquisition of property and equipment were $48,000 during the nine months ended June 30, 2009.

As of June 30, 2009, the Company recorded the sale of 7,700,000 newly-issued shares of common stock to PSQ for $1,925,000 in cash.  The net proceeds to the Company from the share issuance, after deducting related costs, were $1,432,000.

Information about future minimum lease payments, purchase commitments and severance arrangements is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2008.

Due to the effects of the U.S. economic downturn, the Company incurred losses during the first nine months of fiscal 2009, and the negative cash flow from operating activities was $2,468,000.  To improve liquidity, the Company took certain actions.  First, the Company completed the sale of 7,700,000 shares of common stock to PSQ and raised net cash proceeds of $1,432,000 during the period.  With the stock proceeds, the Company’s net cash outflow for the year to date was $1,084,000, and the Company’s cash position was reduced to $3,081,000 as of June 30, 2009.

Second, the Company implemented a restructuring of its corporate and field operations during the June 2009 quarter.  Sales, recruiting and administrative positions were eliminated, five branch offices were closed, and the payroll for executive officers was reduced.  As a result of this restructuring, together with actions taken earlier in the year, the sales, recruiting and administrative staff as of July 1, 2009 was 55% below the staff level at the beginning of the fiscal year, and the salaries and benefits of its three executive officers in the aggregate had been reduced by $637,000 on an annual basis.  Management believes that these and other actions will reduce the Company’s selling, general and administrative expenses substantially in the fourth quarter.  Management’s current objective is to return the Company to a breakeven level of cash flow as soon as possible and to provide a stable platform for future growth.

Off-Balance Sheet Arrangements

As of June 30, 2009, and during the nine months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance.  The statements made in this Form 10-Q Quarterly Report which are not historical facts are forward-looking statements.  Such forward-looking statements often contain or are prefaced by words such as “will” and “expect.” As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause our actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.  The Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Item 4T, Controls and Procedures.

As of June 30, 2009, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of June 30, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4, Submission of Matters to a Vote of Security Holders.

At a special meeting of shareholders on June 22, 2009, the shareholders voted on a proposal to approve (1) the sale of 7,700,000 shares of the Company’s common stock to PSQ, LLC for $0.25 per share, and (2) the change of control that would result from such sale of shares of the Company’s common stock to PSQ, LLC.  The proposal was approved by a majority of the votes cast.  The number of votes cast on the proposal is presented below:

Votes cast “For”	2,031,266
Votes cast “Against”	345,887
Abstentions	19,403

There were 2,054,868 “broker non-votes” that were counted for purposes of determining a quorum for the meeting, but they had no effect on the outcome of the vote for the proposal.

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

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: August 13, 2009	By: /s/ Kent M. Yauch
Kent M. Yauch
Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer and duly authorized officer)