Form 10-K
period 2009-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2010-01-08
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-05707

GENERAL EMPLOYMENT ENTERPRISES, INC
(Exact name of registrant as specified in its charter)

Illinois	36-6097429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Tower Lane, Suite 2200, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 954-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of March 31, 2009 was $1,698,000.

The number of shares outstanding of the registrant’s common stock as of December 31, 2009 was 13,380,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy Statement for the annual meeting of shareholders to be held on February 22, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1, Business.

General

General Employment Enterprises, Inc. (the Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. In 1987 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. The principal executive office of the Company is located at One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois.

Services Provided

The Company operates in one industry segment, providing professional staffing services. The Company offers its customers placement and contract staffing services, specializing in the placement of information technology, engineering and accounting professionals.

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

	Year Ended September 30
	2009	2008

Contract services	60%	49%
Placement services	40%	51%

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services and Generation Technologies. As of September 30, 2009 it operated ten branch offices located in downtown or suburban areas of major U.S. cities in eight states. The offices were located in Arizona, California (2), Florida, Illinois, Indiana, Massachusetts, North Carolina and Ohio (2).

The Company markets its services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins listing candidates available for placement and contract employees available for assignment.

The portion of consolidated net revenues derived from the Company’s two largest customers together was approximately 21% in fiscal 2009 and 11% in fiscal 2008, and no other customer accounted for more than 4% of net revenues during either year.

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

Employees

As of September 30, 2009, the Company had approximately 60 regular employees and 110 contract service employees.

Item 1A, Risk Factors.

Not applicable.

Item 1B, Unresolved Staff Comments.

Not applicable.

Item 2, Properties.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 8,200 square feet of space at that location, under a lease that will expire in 2015. The lease may be cancelled by the Company in 2012 under certain conditions.

The Company’s staffing offices are located in downtown and suburban business centers in eight states. Established offices are operated from leased space ranging from 800 to 2,000 square feet, generally for initial lease periods of three to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3, Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2009, there were no material legal proceedings pending against the Company.

Item 4, Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the NYSE Amex stock exchange and is traded under the symbol JOB. The following table sets forth the quarterly high and low sales prices per share of the Company’s common stock on the consolidated market for each quarter within the last two fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2009:
High	$1.47	$.58	$.52	$.54
Low	.46	.36	.19	.30

Fiscal 2008:
High	$.88	$1.39	$1.70	$1.79
Low	.38	.76	1.31	1.50

There were 665 holders of record on December 31, 2009.

On November 19, 2007, the Company declared a $.10 per share cash dividend on its common stock, payable on January 11, 2008 to shareholders of record as of December 14, 2007.  In the past, cash dividends have been declared at the discretion of the Board of Directors.  There is no assurance that dividends will be paid in the future, since they are dependent on the Company’s earnings, financial condition and other factors.

Information concerning securities authorized for issuance under equity compensation plans is presented in Item 12 of this annual report.

During the three months ended September 30, 2009, no equity securities of the Company were purchased by the Company.

Recent Sales of Unregistered Securities

On June 30, 2009, the Company recorded the sale of 7,700,000 unregistered shares of common stock to PSQ, LLC (“PSQ”) for $1,925,000 in cash, pursuant to a Securities Purchase and Tender Offer Agreement that had been entered into by the Company on March 30, 2009.  The sale of unregistered securities was made in reliance on section 4(2) of the Securities Act of 1933 as amended (the “Securities Act”).  PSQ and its managing member were known to the Company and its management through the process undertaken by PSQ in conducting a tender offer for the Company’s shares of common stock.  PSQ was provided access to all material information that it requested and all information necessary to verify such information, and was afforded access to Company management in connection with PSQ’s purchase. PSQ and its managing member acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company in the agreements that were entered into with PSQ at the time of sale of the securities.

On June 22, 2009, the Company and Herbert F. Imhoff, Jr. entered into Amendment No. 1 to a Consulting Agreement originally dated March 30, 2009.  The Consulting Agreement as amended provides that Mr. Imhoff is to provide consulting services to the Company following his resignation as the chief executive officer, in accordance with the terms of the Securities Purchase and Tender Offer Agreement with PSQ.  A portion of Mr. Imhoff’s compensation in exchange for his consulting services is the issuance of 500,000 shares of the Company’s common stock for no additional consideration. The share issuance to Mr. Imhoff was duly approved by the written consent of PSQ on July 24, 2009.  The common stock was offered and issued, or will be issued, to Mr. Imhoff in an offering exempt from the registration requirements, under section 4(2) of the Securities Act, as Mr. Imhoff has been an affiliate of the Company prior to and after the consummation of the transactions contemplated by the Securities Purchase and Tender Offer Agreement with PSQ.

Item 6, Selected Financial Data.

Not Applicable.

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.  As of September 30, 2009, the Company operated ten offices located in eight states.

The Company’s business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 9.8% in September 2009 and 6.2% in September 2008.  The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the year ended September 30, 2009, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets.  According to the U.S. Department of Labor, the national employment level declined by approximately 6.0 million jobs during the period.  Management believes that employers became extremely cautious about hiring during the period.  As a result, the Company experienced sharp declines in both the number of billable contract hours and the number of placements.

Consolidated net revenues for the year ended September 30, 2009 decreased 32% compared with the prior year.  Contract service revenues were down 16%, and placement service revenues were down 47%.  The effects of lower consolidated net revenues resulted in a $4,178,000 loss from operations this year, compared with a $1,843,000 loss from operations last year.

During the year ended September 30, 2009, the Company recorded the sale of 7,700,000 newly-issued shares of common stock to PSQ for $1,925,000 in cash, pursuant to a Securities Purchase and Tender Offer Agreement that had been entered into by the Company on March 30, 2009.  The net proceeds to the Company from the share issuance, after deducting related costs, were $1,384,000, and the Company ended the year with a balance of cash and cash equivalents of $2,810,000.  In connection with the completion of the sale of shares, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration.  During fiscal 2009, the Company determined that the fee payments represent compensation for past services rendered by the former CEO, and accordingly the Company recorded a provision for additional compensation expense under the consulting agreement in the amount of $1,070,000.  The fiscal 2009 results also include a provision for the cost of closing branch offices of $330,000.  During the period, the Company consolidated ten branch offices in four metropolitan areas.

The Securities Purchase and Tender Offer Agreement also provided that PSQ would commence a cash tender offer to purchase from the Company’s shareholders up to 2,500,000 shares of common stock at a price of $0.60 per share.  PSQ informed the Company that the tender offer was concluded as of June 30, 2009 and that 2,035,287 shares of the Company’s common stock were tendered.

Results of Operations

Net Revenues
Consolidated net revenues for the year ended September 30, 2009 were down $4,841,000 (32%) from the prior year.  Contract service revenues decreased $1,196,000 (16%) and placement service revenues decreased $3,645,000 (47%).  As a result of the weaker economic conditions that prevailed during the year ended September 30, 2009, the Company experienced less demand for its services.  The decline in consolidated net revenues was the result of a 15% decrease in the number of billable contract hours and 51% fewer placements.

Cost of Contract Services
The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  There are no direct costs associated with placement service revenues.  The cost of contract services for the year ended September 30, 2009 was down $663,000 (13%) as a result of the lower volume of contract business.  The gross profit margin on contract business was 30.4%, which was 2.2 percentage points less than 32.6% for the prior year due to competitive pricing pressures during the period.

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

•
Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

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

Selling, general and administrative expenses for the year ended September 30, 2009 decreased $1,843,000 (15%).  Compensation in the operating divisions was down 33%, reflecting lower commission expense on the lower volume of business.  Administrative compensation was up 32%, reflecting the $1,070,000 of additional compensation recorded under the consulting agreement of the former CEO.  All other administrative compensation was down 31% for the period, reflecting executive pay reductions, staff reductions and lower deferred compensation expense.  Occupancy costs were down 22% for the period because of operating fewer branch offices than last year.  Recruitment advertising decreased 11% due to lower utilization of job board posting services.  The fiscal 2009 results also include a provision for the cost of closing branch offices of $330,000.

Other
Investment income for the year ended September 30, 2009 was down $87,000 from last year due to a combination of lower funds available for investment and a lower average rate of return on investments.  Returns in both periods were adversely affected by losses on trading securities.

There were no credits for income taxes as a result of the pretax losses during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash and cash equivalents of $2,810,000, which was a decrease of $1,355,000 from September 30, 2008.  Net working capital at September 30, 2009 was $2,609,000, which was a decrease of $1,676,000 from September 30, 2008, and the current ratio was 2.8 to 1.  Shareholders’ equity as of September 30, 2009 was $2,604,000 which represented 56% of total assets.

During the year ended September 30, 2009, the net cash used by operating activities was $2,695,000.  The net loss for the period, adjusted for depreciation and other non-cash charges, used $3,016,000, while working capital items provided $321,000.

Expenditures for the acquisition of property and equipment were $48,000 during the year ended September 30, 2009.

During the year ended September 30, 2009, the Company recorded the sale of 7,700,000 newly-issued shares of common stock to PSQ for $1,925,000 in cash.  The net proceeds to the Company from the share issuance, after deducting related costs, were $1,384,000.

All of the Company’s office facilities are leased.  As of September 30, 2009, future minimum lease payments under noncancelable lease commitments having initial terms in excess of one year, including closed offices, totaled $1,351,000.  At that date, the Company also had contractual obligations to purchase approximately $680,000 of recruitment advertising through December 2011.

In connection with the completion of the sale of shares of common stock to PSQ, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.

As of September 30, 2009, there were approximately $7,400,000 of losses available to reduce federal taxable income in future years through 2029, and there were approximately $6,800,000 of losses available to reduce state taxable income in future years, expiring from 2010 through 2029.  Due to the sale of shares of common stock to PSQ during fiscal 2009, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.  Future realization of the tax benefits of net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2009.  See “Income Taxes” in the Notes to Consolidated Financial Statements for additional information.

Due to the effects of the U.S. economic downturn, the Company incurred losses during fiscal 2009 and the negative cash flow from operating activities was $2,695,000.  To improve liquidity, the Company took certain actions.  First, the Company completed the sale of 7,700,000 shares of common stock to PSQ and raised net cash proceeds of $1,384,000 during the period.  With the stock proceeds, the Company’s net cash outflow for the year was $1,355,000, and the Company’s cash position was reduced to $2,810,000 as of September 30, 2009.

Second, the Company implemented a restructuring of its corporate and field operations during the third quarter.  Sales, recruiting and administrative positions were eliminated, five branch offices were closed and the payroll for executive officers was reduced.  As a result of this restructuring, together with actions taken earlier in the year, the sales, recruiting and administrative staff as of September 30, 2009 was 58% below the staff level at the beginning of the fiscal year, and the salaries and benefits of its three executive officers in the aggregate had been reduced by $637,000 on an annual basis.  During the fourth quarter of fiscal 2009, the Company took further actions to reduce selling, general and administrative expenses.  As a result, the net loss for the fourth quarter of fiscal 2009 was $69,000, and the net cash outflow for the quarter was $271,000.  Based on these actions, management believes that existing cash balances will be adequate to finance current operations for at least the next twelve months.

In November 2009, the Company discovered that it did not receive the proceeds from a bank for a $2,300,000 certificate of deposit that was scheduled to mature in October 2009.  Although the Company made a formal inquiry of the bank, it did not receive an adequate explanation for the bank’s non-performance related to the deposit.   In December 2009, the Company entered into an agreement to assign its interests in the certificate of deposit, without recourse, to an unrelated party that has other business interests with the bank, and the Company was reimbursed for the face value of the deposit.

On November 20, 2009, the Company completed the execution of a loan and security agreement with Crestmark Bank.  Under the agreement, the bank will make advances to the Company upon the request of the Company, subject to certain limitations.  The aggregate loan amount outstanding at any one time may not exceed the lesser of $3,500,000 or 85% of eligible accounts receivable, as defined in the agreement, and the Company granted the bank a security interest in all of its accounts receivable and other property.  In addition, the agreement requires the Company to comply with certain financial covenants.  Advances will be charged interest at the rate of 1.00 percentage point above the prime rate and are payable on demand.   The loan agreement will continue in effect until demand, but if not sooner demanded then for three years from the date of the agreement, and it will be automatically renewed for consecutive two year terms unless terminated by either party.  Certain officers of the Company have provided the bank with a guaranty of validity for certain representations and covenants made by the Company.  Borrowings available under the line of credit could be used for working capital purposes.

The Company is in negotiations to purchase On-Site Services, Inc., a temporary staffing and payroll services company with annual revenues of approximately $10 million.  It is anticipated that the purchase would be financed through a combination of cash and debt convertible into the Company’s common stock.

On December 21, 2009, the Company entered into a memorandum agreement to purchase the core business and business assets of GT Systems, Inc.  Among other things, the agreement requires the Company to obtain an accounts receivable financing line of credit of $9,000,000.  The purchase price is to be paid by the issuance of no more than 2,000,000 shares of the Company’s common stock.  The closing of the transaction is subject to the approval and execution by both parties of definitive transaction documents.

Off-Balance Sheet Arrangements

As of September 30, 2009, and during the year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Recent Accounting Pronouncements

The Company adopted the requirements of the Financial Accounting Standards Board (the “FASB”) regarding the accounting for uncertainty in income taxes as of October 1, 2007.  The guidance specifies how tax benefits for uncertain tax positions are to be measured, recognized and disclosed in financial statements.  The adoption of it did not have a material effect on the Company’s financial statements.

The Company adopted the requirements of the FASB regarding fair value measurements, as of October 1, 2008.  The FASB guidance defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of it did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued guidance regarding subsequent events.  The FASB guidance modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of this guidance for the third quarter of fiscal 2009, in accordance with the effective date.  The adoption of it did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued guidance on business combinations. Under the FASB guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The Company will adopt the FASB guidance for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance.  The statements made in this Form 10-K Annual Report which are not historical facts are forward-looking statements.  Such forward-looking statements often contain or are prefaced by words such as “will” and “expect.” As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause our actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.  The Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Item 8, Financial Statements and Supplementary Data.

GENERAL EMPLOYMENT ENTERPRISES, INC. CONSOLIDATED BALANCE SHEET
	As of September 30
(In Thousands)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,810	$4,165
Accounts receivable, less allowances (2009 - $76; 2008 - $151)	1,038	1,314
Other current assets	249	313

Total current assets	4,097	5,792
Property and equipment, net	570	791
Deferred compensation plan assets	—	419

Total assets	$4,667	$7,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348	$84
Accrued compensation	666	1,001
Other current liabilities	474	422

Total current liabilities	1,488	1,507

Long-term obligations	575	419

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 20,000 shares; issued and outstanding – 13,380 shares in 2009 and 5,165 shares in 2008	6,743	4,987
Retained earnings (accumulated deficit)	(4,139)	89

Total shareholders’ equity	2,604	5,076

Total liabilities and shareholders’ equity	$4,667	$7,002

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC. CONSOLIDATED STATEMENT OF OPERATIONS
	Year Ended September 30
(In Thousands, Except Per Share)	2009	2008

Net revenues:
Contract services	$6,280	$7,476
Placement services	4,114	7,759

Net revenues	10,394	15,235
Cost of contract services	4,374	5,037
Selling, general and administrative expenses	10,198	12,041

Loss from operations	(4,178)	(1,843)
Investment income (loss)	(50)	37

Net loss	$(4,228)	$(1,806)

Average number of shares -basic and diluted	7,232	5,163

Net loss per share -basic and diluted	$(.58)	$(.35)

Cash dividends declared per share	$—	$.10

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended September 30
(In Thousands)	2009	2008

Operating activities:
Net loss	$(4,228)	$(1,806)
Depreciation and amortization	260	255
Deferred compensation and stock compensation expense	978	65
Other noncurrent items	(26)	5
Changes in current assets and current liabilities -
Accounts receivable	276	601
Accounts payable	264	(9)
Accrued compensation	(335)	(601)
Other current items, net	116	(60)

Net cash used by operating activities	(2,695)	(1,550)

Investing activities:
Acquisition of property and equipment	(48)	(122)

Financing activities:
Exercises of stock options	4	10
Issuance of common stock	1,925	—
Stock issuance costs	(541)	—
Cash dividends paid	—	(517)

Net cash provided (used) by financing activities	1,388	(507)

Decrease in cash and cash equivalents	(1,355)	(2,179)
Cash and cash equivalents at beginning of year	4,165	6,344

Cash and cash equivalents at end of year	$2,810	$4,165

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
	Year Ended September 30
(In Thousands)	2009	2008

Common shares outstanding:
Number at beginning of year	5,165	5,153
Issuance of common stock	8,200	—
Exercises of stock options	15	12

Number at end of year	13,380	5,165

Common stock:
Balance at beginning of year	$4,987	$4,912
Issuance of common stock, net of issuance costs of $541	1,384	—
Stock compensation expense	368	65
Exercises of stock options	4	10

Balance at end of year	$6,743	$4,987

Retained earnings (accumulated deficit):
Balance at beginning of year	$89	$2,412
Net loss	(4,228)	(1,806)
Cash dividends declared	—	(517)

Balance at end of year	$(4,139)	$89

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

General Employment Enterprises, Inc. (the “Company”) operates in one industry segment, providing staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company specializes in providing information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The portion of consolidated net revenues derived from the Company’s two largest customers together was approximately 21% in fiscal 2009 and 11% in fiscal 2008, and no other customer accounted for more than 4% of net revenues during either year.

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

Income or Loss Per Share
Basic income or loss per share is based on the average number of common shares outstanding. Diluted income per share is based on the average number of common shares and the dilutive effect of stock options. Stock options are not considered to be dilutive during loss periods.  The diluted net loss per share does not include the effect of 630,000 stock options in fiscal 2009 and 603,000 stock options in fiscal 2008, because including them would have had an anti-dilutive effect.

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

Deferred Compensation Plan
The Company had a rabbi trust agreement to protect the assets of its nonqualified deferred compensation plan, which was terminated during fiscal 2009. The accounts of the rabbi trust were included in the consolidated financial statements. Investments held by the trust were included in other assets, and an offsetting liability was included in long-term obligations. The investments were considered to be trading securities and were reported at fair value, with the realized and unrealized holding gains and losses being recorded in investment income, and an offsetting amount was recorded as compensation in selling, general and administrative expenses.

Stock-Based Compensation
Compensation expense is recorded for the fair value of stock options issued to directors and employees. The expense is measured as the estimated fair value of the stock options on the date of grant and is amortized over the vesting periods.

Subsequent Events
We have evaluated events occurring between the end of our most recent fiscal year and January 8, 2010, which is the date that these financial statements were issued.

Recent Accounting Pronouncements

The Company adopted the requirements of the Financial Accounting Standards Board (the “FASB”) regarding the accounting for uncertainty in income taxes as of October 1, 2007.  The guidance specifies how tax benefits for uncertain tax positions are to be measured, recognized and disclosed in financial statements.  The adoption of it did not have a material effect on the Company’s financial statements.

The Company adopted the requirements of the FASB regarding fair value measurements, as of October 1, 2008.  The FASB guidance defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  The adoption of it did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued guidance regarding subsequent events.  The FASB guidance modifies the definition of what qualifies as a subsequent event – those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued – and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of this guidance for the third quarter of fiscal 2009, in accordance with the effective date.  The adoption of it did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued guidance on business combinations. Under the FASB guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The Company will adopt the FASB guidance for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenues, was $412,000 in fiscal 2009 and $1,116,000 in fiscal 2008.

Investment Income (Loss)

The components of investment income (loss) are as follows:

(In Thousands)	2009	2008

Interest income	$40	$163
Loss on investments	(90)	(126)

Investment income (loss)	$(50)	$37

The losses on investments include unrealized holding gains and losses on trading securities.

Cash and Cash Equivalents

The Company’s primary objective for its investment portfolio is to provide maximum protection of principal and high liquidity.  By investing in high-quality securities having relatively short maturity periods, or in money market funds having similar objectives, the Company reduces its exposure to the risks associated with interest rate fluctuations. A summary of cash and cash equivalents as of September 30 is as follows:

(In Thousands)	2009	2008

Cash	$510	$854
Certificate of deposit	2,300	—
Money market funds	—	3,311

Total cash and cash equivalents	$2,810	$4,165

The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.  As of September 30, 2009, the balance of cash and cash equivalents in excess of the insured limits was $2,225,000.

In November 2009, the Company discovered that it did not receive the proceeds from a bank for a $2,300,000 certificate of deposit that was scheduled to mature in October 2009.  Although the Company made a formal inquiry of the bank, it did not receive an adequate explanation for the bank’s non-performance related to the deposit.   In December 2009, the Company entered into an agreement to assign its interests in the certificate of deposit, without recourse, to an unrelated party that has other business interests with the bank, and the Company was reimbursed for the face value of the deposit.

Income Taxes
The components of the provision for income taxes are as follows:

(In Thousands)	2009	2008

Current tax provision	$—	$—
Deferred tax provision (credit) related to:
Temporary differences	(170)	(39)
Loss carryforwards	(1,381)	(607)
Valuation allowances	1,551	646

Provision for income taxes	$—	$—

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company’s provision for income taxes are as follows:

(In Thousands)	2009	2008

Income tax provision (credit) at statutory federal tax rate	$(1,438)	$(614)
Federal valuation allowance	1,437	604
Other	1	10

Provision for income taxes	$—	$—

The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)	2009	2008

Temporary differences	$513	$343
Net operating loss carryforwards	2,880	1,499
Valuation allowances	(3,393)	(1,842)

Net deferred income tax asset	$—	$—

As of September 30, 2009, there were approximately $7,400,000 of losses available to reduce federal taxable income in future years through 2029, and there were approximately $6,800,000 of losses available to reduce state taxable income in future years, expiring from 2010 through 2029. Due to the sale of shares of common stock to PSQ, LLC (“PSQ”) during fiscal 2009, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2009, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2009.

As of September 30, 2009, the Company’s federal income tax returns for fiscal 2006 and subsequent years were subject to examination.

Property and Equipment

Property and equipment consisted of the following as of September 30:

(In Thousands)	2009	2008

Computer equipment and software	$2,311	$2,276
Office equipment, furniture and fixtures	1,155	1,332

Total property and equipment, at cost	3,466	3,608
Accumulated depreciation and amortization	(2,896)	(2,817)

Property and equipment, net	$570	$791

Disposals of property and equipment during fiscal 2009, consisting primarily of fully-depreciated office furniture and equipment, had an original cost of $190,000, and disposals during fiscal 2008 had an original cost of $351,000.

Other Current Liabilities

Other current liabilities consisted of the following as of September 30:

(In Thousands)	2009	2008

Accrued expenses	$113	$200
Accrued rent	213	47
Deferred rent	148	175

Total other current liabilities	$474	$422

Office Closings

During fiscal 2009, the Company consolidated ten branch offices in four metropolitan areas and closed six of them.  As a result, the Company recorded a $281,000 provision covering the remaining lease obligations of the closed offices and a $49,000 adjustment of the book value of the related office furniture and equipment.  The total provision for the cost of closing branch offices, included in selling, general and administrative expenses, was $330,000 in 2009 and $65,000 in 2008.  The rent liability, included in other current liabilities, was as follows as of September 30:

(In Thousands)	2009	2008

Balance at beginning of year	$47	$—
Provision for office closings	281	65
Payments	(115)	(18)

Balance at end of year	$213	$47

Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban business centers, and space for its corporate headquarters. Branch offices are generally leased over periods from three to five years. The corporate office lease expires in 2015, but it may be cancelled by the Company in 2012 under certain conditions. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Rent expense was $802,000 in fiscal 2009 and $1,018,000 in fiscal 2008. As of September 30, 2009, future minimum lease payments under noncancelable lease agreements having initial terms in excess of one year , including the closed offices, totaled $1,351,000, as follows: fiscal 2010 - $683,000, fiscal 2011 - $398,000 and fiscal 2012 - $270,000.

Commitments

As of September 30, 2009, the Company had contractual obligations to purchase approximately $680,000 of recruitment advertising through December 2011.

Long-Term Obligations

In connection with the completion of the sale of shares of common stock to PSQ, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration.  During fiscal 2009, the Company recorded a provision for additional compensation expense under the consulting agreement in the amount of $1,070,000, which is included in selling, general and administrative expenses on the consolidated statement of operations.  Of that amount, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded additional common stock in the amount of $280,000 based on a quoted market price of $.56 per share on the date of the award.  As of September 30, 2009, the liability for future payments was reflected on the consolidated balance sheet as accrued compensation of $180,000 and long-term obligations of $575,000.

The Company had a nonqualified deferred compensation plan for certain officers, which was terminated during fiscal 2009. Under the plan, the Company contributed a percentage of each participant’s earnings to a rabbi trust under a defined contribution arrangement. The participants directed the investments of the trust, and the Company did not guarantee investment performance.  The investments in the trust as of September 30, 2008 were valued at $419,000, using quoted market prices, and were reflected on the consolidated balance sheet as deferred compensation plan assets, with an offsetting amount reflected as long-term obligations.  All account balances were paid to participants during fiscal 2009 in connection with the termination of the plan, and therefore the balances on the consolidated balance sheet as of September 30, 2009 were zero.

Common Stock

As of June 30, 2009, the Company recorded the sale of 7,700,000 newly-issued shares of common stock to PSQ for $1,925,000 in cash, pursuant to a Securities Purchase and Tender Offer Agreement that had been entered into by the Company on March 30, 2009.  The net proceeds to the Company from the share issuance, after deducting related costs, were $1,384,000. As further described in “Long-Term Obligations,” under a consulting agreement with the former CEO, the Company became obligated during fiscal 2009 to issue 500,000 shares of common stock to the former CEO for no additional consideration.

Stock Option Plans

As of September 30, 2009, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan and 1999 Stock Option Plan. All three plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans.  During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees.  Vesting periods are established by the Compensation Committee at the time of grant.  All stock options outstanding as of September 30, 2009 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

A summary of stock option activity is as follows:

(Number of Options in Thousands)	2009	2008

Number of options outstanding:
Beginning of year	603	615
Granted	318	—
Exercised	(15)	(12)
Terminated	(276)	—

End of year	630	603

Number of options exercisable at end of year	530	513
Number of options available for grant at end of year	493	98

Weighted average option prices per share:
Granted during the year	$.57	$—
Exercised during the year	.30	.86
Terminated during the year	1.43	—
Outstanding at end of year	.94	1.34
Exercisable at end of year	.99	1.21

Stock options outstanding as of September 30, 2009 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $1.00	488	$.69	388	$.69	7.2
$1.25 to $2.39	142	1.80	142	1.80	6.4

As of September 30, 2009, the aggregate intrinsic value of outstanding stock options and exercisable stock options was $45,000.

No stock options were granted during fiscal 2008.  The average fair value of stock options granted was estimated to be $0.30 per share in fiscal 2009. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2009

Expected option life (years)	5.0
Expected stock price volatility	59%
Expected dividend yield	—%
Risk-free interest rate	2.4%

Stock-based compensation expense attribututable to stock options was $86,000 in fiscal 2009 and $65,000 in fiscal 2008. As of September 30, 2009, there was $36,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 2.9 years.

Shareholder Rights Plan

On February 4, 2000, the Company adopted a shareholder rights plan, and the Board of Directors declared a dividend of one share purchase right for each share of outstanding common stock.  The rights will become exercisable if any person or affiliated group acquires, or offers to acquire, 10% or more of the Company’s outstanding common shares. Each exercisable right entitles the holder (other than the acquiring person or group) to purchase, at a price of $21.50, common stock of the Company having a market value equal to two times the purchase price. The purchase price and the number of common shares issuable on exercise of the rights are subject to adjustment in accordance with customary anti-dilution provisions.

The plan was amended on March 30, 2009 to allow PSQ to hold an unlimited amount of outstanding capital stock of the Company without being treated as an acquiring person under the plan.

The Board of Directors may authorize the Company to redeem the rights at a price of $.01 per right at any time before they become exercisable. After the rights become exercisable, the Board of Directors may authorize the Company to exchange any unexercised rights at the rate of one share of common stock for each right. The rights are nonvoting and will expire on February 22, 2010.

Subsequent Events

On November 20, 2009, the Company completed the execution of a loan and security agreement with Crestmark Bank.  Under the agreement, the bank will make advances to the Company upon the request of the Company, subject to certain limitations.  The aggregate loan amount outstanding at any one time may not exceed the lesser of $3,500,000 or 85% of eligible accounts receivable, as defined in the agreement, and the Company granted the bank a security interest in all of its accounts receivable and other property.  In addition, the agreement requires the Company to comply with certain financial covenants.  Advances will be charged interest at the rate of 1.00 percentage point above the prime rate and are payable on demand.   The loan agreement will continue in effect until demand, but if not sooner demanded then for three years from the date of the agreement, and it will be automatically renewed for consecutive two year terms unless terminated by either party.  Certain officers of the Company have provided the bank with a guaranty of validity for certain representations and covenants made by the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois

We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois
January 8, 2010

Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T), Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Despite the control weaknesses described below, management has taken subsequent actions to ensure that the consolidated financial statements included in this Form 10-K fairly present in all material respects the consolidated financial condition and results of operations for the years presented.

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

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses discussed below existed as of September 30, 2009. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the Company’s evaluation, the Company has concluded that its internal control over financial reporting as of September 30, 2009 was not effective.

In July 2009, the Company purchased a $2,300,000 certificate of deposit (“CD”) at a New York bank.  When the CD matured in October 2009, the bank did not timely credit the proceeds of the CD to the Company’s account. Although the Company has made a formal inquiry of the bank, to date the Company has not received an adequate explanation for the bank’s non-performance relating to the CD.  In December 2009, the Company was reimbursed in full through a non-recourse assignment of the CD for face value to an unrelated party, who has other business interests with the bank. The purchaser of the CD is neither an employee nor a director of the Company. Management has determined that the certificate of deposit was purchased without adequate documentation and that the investment was not in accordance with the Company’s investment policy.  Accordingly, management has determined that there was a material weakness in the Company’s internal control over financial reporting as of September 30, 2009. In addition, during fiscal 2009, the Company authorized an individual that was neither an employee nor a director as an authorized signor on one of the Company’s bank accounts, which was also identified as a material weakness in internal control. In September 2009, we removed this individual as an authorized signor on our bank accounts. Management has also taken the following steps in regards to the CD investment: (i) the CD proceeds have been transferred to a financial institution that meets the criteria of the established investment policy adopted by the Company; (ii) the Chief Executive Officer, Ron Heineman, who authorized the purchase of the CD voluntarily resigned effective December 23, 2009; and (iii) Salvatore Zizza was appointed by the Board of Directors  as the Chief Executive Officer of the Company effective December 23, 2009.

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

Item 9B, Other Information.

Not applicable.

PART III

Item 10, Directors, Executive Officers and Corporate Governance.

Information set forth in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the headings “Election of Directors,” “Directors and Executive Officers” and “Corporate Governance” are incorporated herein by reference.

The Company has a code of ethics that applies to all of its directors and employees, including its principal executive officer, principal financial officer and principal accounting officer. The code of ethics is filed as an exhibit to this annual report.

Item 11, Executive Compensation.

Information set forth in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the heading “Executive Compensation” is incorporated herein by reference.

Item 12, Security Ownership of Certain Beneficial Owners and Management.

Information set forth in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2009
(number of shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	630	$.94	493
			-
Equity compensation plans not approved by security holders	—	—	—

Total	630	$.94	493

Item 13, Certain Relationships and Related Transactions, and Director Independence.

Information set forth in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the heading “Director Independence” is incorporated herein by reference.

Item 14, Principal Accountant Fees and Services.

Information set forth in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the heading “Principal Accountant Fees” is incorporated herein by reference.

PART IV

Item 15, Exhibits and Financial Statement Schedules.

Documents Filed

The following documents are filed as part of this report:
Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheet as of September 30, 2009 and September 30, 2008	12

Consolidated Statement of Operations for the years ended September 30, 2009 and September 30, 2008	13

Consolidated Statement of Cash Flows for the years ended September 30, 2009 and September 30, 2008	14

Consolidated Statement of Shareholders’ Equity for the years ended September 30, 2009 and September 30, 2008	15

Notes to Consolidated Financial Statements	16

All other financial statements schedules are omitted because they are not applicable.

Exhibits

The following exhibits are filed as part of this report:

No.	Description of Exhibit

2.01
Securities Purchase and Tender Offer Agreement, dated March 30, 2009, by and among General Employment Enterprises, Inc. and PSQ, LLC.  Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

3.01
Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No. 1-05707.

3.02
By-Laws of General Employment Enterprises, Inc., as amended June 30, 2009.  Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707

4.01
Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

4.02
Amendment No. 1 to Rights Agreement, dated as of March 30, 2009, by and between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 31, 2009, Commission File No. 1-05707.

10.01*
Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Commission File No. 1-05707.

10.02*	General Employment Enterprises, Inc. 1995 Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10.03*	Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan.

10.04*
General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-05707.

10.05*
Chief Executive Officer Bonus Plan, adopted September 24, 2001. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.06*
Operational Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2004. Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report of Form 10-QSB for the quarterly period ended December 31, 2004, Commission File No. 1-05707.

10.07*
Form of stock option agreement under the General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 99.01 to the Company’s current report on Form 8-K dated September 25, 2006, Commission File No. 1-05707.

10.08*
Chief Executive Officer Bonus Plan Amendment 1, effective for fiscal years beginning on or after October 1, 2006. Incorporated by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-QSB for the quarterly period ended December 31, 2006, Commission File No. 1-05707.

10.09*
Form of director stock option agreement under the Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.10*
Form of stock option agreement under the General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.11*
Form of indemnity agreement with directors and officers, adopted November 19, 2007. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.12*
Escrow Agreement, dated as of March 30, 2009, by and among General Employment Enterprises, Inc., PSQ, LLC and Park Avenue Bank, as escrow agent.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.13*
Consulting Agreement, dated as of March 30, 2009, by and among Herbert F. Imhoff, Jr., General Employment Enterprises, Inc. and PSQ LLC.  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.14*
Registration Rights Agreement, dated as of March 30, 2009, by and between General Employment Enterprises, Inc., PSQ, LLC and Herbert F. Imhoff, Jr.  Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.15*
Amendment No. 1, dated as of June 22, 2009, to Consulting Agreement, dated as of March 30, 2009, by and among Herbert F. Imhoff, Jr., General Employment Enterprises, Inc. and PSQ LLC.  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.16*
Employment Agreement between General Employment Enterprises, Inc. and Kent M. Yauch, dated June 26, 2009.  Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.17*
Employment Agreement between General Employment Enterprises, Inc. and Marilyn L. White, dated June 26, 2009.  Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.18*	Form of director stock option under the Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan.

10.19*	Form of employee stock option under the Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan.

14.01
General Employment Enterprises, Inc. Code of Ethics for Directors, Officers and Employees, adopted as of August 16, 2004. Incorporated by reference to Exhibit 14.01 to the Company’s Form 8-K Current Report dated August 16, 2004, Commission File No. 1-05707.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: January 8, 2010	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 8, 2010	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza Chief Executive Officer (Principal executive officer)

Date: January 8, 2010	By: /s/ Kent M. Yauch
Kent M. Yauch Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer)

Date: January 8, 2010	By: /s/ Dennis W. Baker
Dennis W. Baker, Director

Date: January 8, 2010	By:/s/ Herbert F. Imhoff, Jr.
Herbert F. Imhoff, Jr., Director

Date: January 8, 2010	By: /s/ Stephen B. Pence
Stephen B. Pence, Director and Chairman of the Board

Date: January 8, 2010	By: /s/Charles W. B. Wardell III
Charles W. B. Wardell III, Director

Date: January 8, 2010	By: /s/ Thomas C. Williams
Thomas C. Williams, Director