Form 10-Q
period 2009-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2010-02-05
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1, Financial Statements

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
	December 31	September 30
	2009	2009
(In Thousands)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,247	$2,810
Accounts receivable, less allowances (December 2009 - $95; September 2009 - $76)	801	1,038
Other current assets	211	249

Total current assets	3,259	4,097
Property and equipment, net	520	570

Total assets	$3,779	$4,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301	$348
Accrued compensation	461	666
Other current liabilities	459	474

Total current liabilities	1,221	1,488

Long-term obligations	540	575

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 20,000 shares; issued and outstanding - 13,380 shares	6,746	6,743
Accumulated deficit	(4,728)	(4,139)

Total shareholders’ equity	2,018	2,604

Total liabilities and shareholders’ equity	$3,779	$4,667

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Three Months
	Ended December 31
(In Thousands, Except Per Share Amounts)	2009	2008

Net revenues:
Contract services	$1,402	$1,545
Placement services	570	1,342

Net revenues	1,972	2,887
Cost of contract services	996	1,036
Selling, general and administrative expenses	1,547	2,556

Loss from operations	(571)	(705)
Other expense, net	18	71

Net loss	$(589)	$(776)

Average number of shares - basic and diluted	13,380	5,165

Net loss per share - basic and diluted	$(.04)	$(.15)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Three Months
	Ended December 31
(In Thousands)	2009	2008

Operating activities:
Net loss	$(589)	$(776)
Depreciation and other noncurrent items	18	65
Changes in current assets and current liabilities -
Accounts receivable	237	251
Accounts payable	(47)	(35)
Accrued compensation	(205)	(389)
Other current items, net	23	(124)

Net cash used by operating activities	(563)	(1,008)

Decrease in cash and cash equivalents	(563)	(1,008)
Cash and cash equivalents at beginning of period	2,810	4,165

Cash and cash equivalents at end of period	$2,247	$3,157

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
	Three Months
	Ended December 31
(In Thousands)	2009	2008

Common shares outstanding:
Number at beginning of period	13,380	5,165

Number at end of period	13,380	5,165

Common stock:
Balance at beginning of period	$6,743	$4,987
Stock compensation expense	3	9

Balance at end of period	$6,746	$4,996

Retained earnings (accumulated deficit):
Balance at beginning of period	$(4,139)	$89
Net loss	(589)	(776)

Balance at end of period	$(4,728)	$(687)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  We have evaluated events occurring between the end of our most recent fiscal year and February 3, 2010, which is the date that these financial statements were issued.  Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued guidance on business combinations. Under the FASB guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The Company adopted the guidance on business combinations on a prospective basis as of October 1, 2009, and it will be applied to any future acquisitions.

Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenues, was $67,000 for the three-month period ended December 31, 2009 and $81,000 for the three-month period ended December 31, 2008.

Other Expense, Net

The components of other expense, net are as follows:

	Three Months
	Ended December 31
(In Thousands)	2009	2008

Interest expense	$10	$—
Interest income	(3)	(22)
Loss on investments	11	93

Other expense, net	$18	$71

The loss on investments includes realized and unrealized holding gains and losses on trading securities.

Cash and Cash Equivalents

A summary of cash and cash equivalents is as follows:

	December 31	September 30
(In Thousands)	2009	2009

Cash	$2,247	$510
Certificate of deposit	—	2,300

Total cash and cash equivalents	$2,247	$2,810

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

Property and Equipment

Property and equipment consisted of the following:

	December 31	September 30
(In Thousands)	2009	2009

Property and equipment, at cost	$3,466	$3,466
Accumulated depreciation and amortization	(2,946)	(2,896)

Property and equipment, net	$520	$570

Commitments

As of December 31, 2009, the Company had contractual obligations to purchase approximately $710,000 of recruitment advertising through December 31, 2011.

Line of Credit

On November 20, 2009, the Company completed the execution of a loan and security agreement with Crestmark Bank.  Under the agreement, the bank will make advances to the Company upon the request of the Company, subject to certain limitations.  Advances with respect to the loan are always discretionary with Crestmark.  The aggregate loan amount outstanding at any one time may not exceed the lesser of $3,500,000 or 85% of eligible accounts receivable, as defined in the agreement, and the Company granted the bank a security interest in all of its accounts receivable and other property.  In addition, the agreement requires the Company to comply with certain financial covenants.  Advances will be charged interest at the rate of 1.00 percentage point above the prime rate and are payable on demand.   The loan agreement will continue in effect until demand, but if not sooner demanded then for three years from the date of the agreement, and it will be automatically renewed for consecutive two year terms unless terminated by either party.  Certain officers of the Company have provided the bank with a guaranty of validity for certain representations and covenants made by the Company.  As of December 31, 2009, there were no outstanding borrowings under the line of credit, the Company was in compliance with its financial covenants, and the amount available for borrowing was $538,000.

Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.  As of December 31, 2009, the Company operated ten branch offices located in eight states.

The Company’s business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 10.0% in December 2009 and 7.2% in December 2008.  The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the twelve months ended December 31, 2009, the U.S. economy experienced a period of uncertainty stemming from problems in the housing and credit markets.  According to the U.S. Department of Labor, the national employment level declined by approximately 4.2 million jobs during the period.  Management believes that employers became extremely cautious about hiring during the period.  As a result, the Company experienced sharp declines in both the number of billable contract hours and the number of placements.

To better position the Company in the face of these economic conditions, the Company took action to reduce its cost structure.  The Company implemented a restructuring of its corporate and field operations during the third quarter of fiscal 2009.  Sales, recruiting and administrative positions were eliminated, five branch offices were closed and the payroll for executive officers was reduced.  As a result of this restructuring, together with other actions taken, the sales, recruiting and administrative staff as of December 31, 2009 was 56% below the staff level a year earlier, and the salaries and benefits of its three executive officers in the aggregate had been reduced by $637,000 on an annual basis.  Although the restructuring was successful in reducing costs, it also had the effect of reducing the Company’s sales capacity.

Results of Operations

Net Revenues
Consolidated net revenues for the three months ended December 31, 2009 were down $915,000 (32%) from the prior year.  Contract service revenues decreased $143,000 (9%) and placement service revenues decreased $772,000 (58%).  As a result of the weaker economic conditions that prevailed during the three months ended December 31, 2009, the Company experienced less demand for its services.  The decline in consolidated net revenues was the result of a 20% decrease in the number of billable contract hours and 47% fewer placements.

Cost of Contract Services
The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  There are no direct costs associated with placement service revenues.  The cost of contract services for the three months ended December 31, 2009 was down $40,000 (4%) as a result of the lower volume of contract business.  The gross profit margin on contract business was 29.0%, which was 3.9 points less than 32.9% for the prior year due to competitive pricing pressures during the period.

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

Selling, general and administrative expenses for the three months ended December 31, 2009 decreased $1,009,000 (39%).  Compensation in the operating divisions was down 53%, reflecting lower commission expense on the lower volume of business and staff reductions during the last year.  Administrative compensation was down 36%, reflecting executive pay reductions.  Occupancy costs were down 33% for the period because of operating fewer branch offices than last year.  Recruitment advertising decreased 70% due to lower utilization of job board posting services.  All other selling, general and administrative expenses together were up 65%, primarily due to additional professional fees.

Other
Other expense, net, for the three months ended December 31, 2009 was down 75% from the same period last year due to a reduction in investment losses.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Recourses

As of December 31, 2009, the Company had cash and cash equivalents of $2,247,000, which was a decrease of $563,000 from September 30, 2009.  Net working capital at December 31, 2009 was $2,038,000, which was a decrease of $571,000 from September 30, 2009, and the current ratio was 2.7 to 1.  Shareholders’ equity as of December 31, 2009 was $2,018,000 which represented 53% of total assets.

During the three months ended December 31, 2009, the net cash used by operating activities was $563,000.  The net loss for the period, adjusted for depreciation and other non-cash charges, used $571,000.  A reduction of accounts receivable provided $237,000, a reduction of payroll liabilities used $205,000, and all other working capital items used an additional $24,000.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

On November 20, 2009, the Company completed the execution of a loan and security agreement with Crestmark Bank.  Under the agreement, the bank will make advances to the Company upon the request of the Company, subject to certain limitations.  Advances with respect to the loan are always discretionary with Crestmark.  The aggregate loan amount outstanding at any one time may not exceed the lesser of $3,500,000 or 85% of eligible accounts receivable, as defined in the agreement, and the Company granted the bank a security interest in all of its accounts receivable and other property.  In addition, the agreement requires the Company to comply with certain financial covenants.  Advances will be charged interest at the rate of 1.00 percentage point above the prime rate and are payable on demand.   The loan agreement will continue in effect until demand, but if not sooner demanded then for three years from the date of the agreement, and it will be automatically renewed for consecutive two year terms unless terminated by either party.  Certain officers of the Company have provided the bank with a guaranty of validity for certain representations and covenants made by the Company.  Borrowings available under the line of credit could be used for working capital purposes.  As of December 31, 2009, there were no outstanding borrowings under the line of credit, the Company was in compliance with its financial covenants, and the amount available for borrowing was $538,000.

Management’s current objective is to return the Company to a breakeven level of cash flow as soon as possible and to provide a stable platform for future growth.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to reduce costs and increase revenues to a level that will allow it to operate profitably and sustain positive operating cash flows.  Despite recent losses, management believes that existing cash resources will be adequate to finance current operations for at least the next twelve months.  Management intends to grow the Company through business acquisitions that are expected to be accretive to revenues, earnings and cash flow.

The Company is in negotiations to purchase On-Site Services, Inc., a temporary staffing and payroll services company with annual revenues of approximately $10 million.  It is anticipated that the purchase would be financed through the issuance of a note payable and shares of Company’s common stock.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, and during the three months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Item 4, Controls and Procedures.

As of December 31, 2009, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of December 31, 2009 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As noted in our Form 10-K for the year ended September 30, 2009, management identified material weaknesses in internal control during the fourth quarter of fiscal 2009. A certificate of deposit was purchased without adequate documentation and this investment also violated the Company’s established investment policy. In addition, management identified that during part of fiscal 2009, an individual that was neither an employee nor a director was included as an authorized signor on one of the Company’s bank accounts.

During the quarter ended December 31, 2009, the Company has taken remedial actions to address these material weaknesses.  The Company transferred the funds originally invested in the certificate of deposit (“CD”) to a financial institution that meets the criteria of the Company’s established investment policy.  In addition, the Chief Executive Officer, Ron Heineman, who authorized the purchase of the CD, voluntarily resigned effective December 23, 2009 and Salvatore Zizza was appointed by the Board of Directors as the Chief Executive Officer of the Company effective December 23, 2009. We believe these actions have resulted in the remediation of the material weaknesses previously disclosed in our Form 10-K for the year ended September 30, 2009.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

GENERAL EMPLOYMENT ENTERPRISES, INC. (Registrant)
Date: February 3, 2010	By: /s/ Kent M. Yauch
Kent M. Yauch
Vice President, Chief Financial Officer and Treasurer (Principal financial and accounting officer and duly authorized officer)