Form 10-Q
period 2010-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2010-05-13
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock as of March 31, 2010 was 13,380,265.

PART I – FINANCIAL INFORMATION

Item 1, Financial Statements

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
	March 31	September 30
	2010	2009
(In Thousands)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,433	$2,810
Accounts receivable, less allowances (March 2010 - $115; September 2009 - $76)	864	1,038
Other current assets	283	249

Total current assets	2,580	4,097
Property and equipment, net	470	570

Total assets	$3,050	$4,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211	$348
Accrued compensation	540	666
Other current liabilities	428	474

Total current liabilities	1,179	1,488

Long-term obligations	504	575

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 20,000 shares; issued and outstanding - 13,380 shares	6,795	6,743
Accumulated deficit	(5,428)	(4,139)

Total shareholders’ equity	1,367	2,604

Total liabilities and shareholders’ equity	$3,050	$4,667

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
(In Thousands, Except Per Share Amounts)	2010	2009	2010	2009

Net revenues:
Contract services	$1,456	$1,398	$2,858	$2,943
Placement services	572	1,074	1,142	2,416

Net revenues	2,028	2,472	4,000	5,359
Cost of contract services	1,059	1,017	2,055	2,053
Selling, general and administrative expenses	1,660	2,530	3,207	5,086

Loss from operations	(691)	(1,075)	(1,262)	(1,780)
Other expense, net	(9)	(13)	(27)	(84)

Net loss	$(700)	$(1,088)	$(1,289)	$(1,864)

Average number of shares - basic and diluted	13,380	5,165	13,380	5,165

Net loss per share - basic and diluted	$(.05)	$(.21)	$(.10)	$(.36)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended March 31
(In Thousands)	2010	2009

Cash Flows From Operating Activities:
Net loss	$(1,289)	$(1,864)
Depreciation and other noncurrent items	81	148
Changes in current assets and current liabilities -
Accounts receivable	174	584
Accounts payable	(137)	113
Accrued compensation	(126)	(157)
Other current items, net	(80)	(331)

Net cash used in operating activities	(1,377)	(1,507)

Cash Flows From Financing Activities:
Deferred stock issuance costs	—	(194)

Net cash used in financing activities	—	(194)

Decrease in cash and cash equivalents	(1,377)	(1,701)
Cash and cash equivalents at beginning of period	2,810	4,165

Cash and cash equivalents at end of period	$1,433	$2,464

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)

	Six Months Ended March 31
(In Thousands)	2010	2009

Common shares outstanding:
Number at beginning of period	13,380	5,165

Number at end of period	13,380	5,165

Common stock:
Balance at beginning of period	$6,743	$4,987
Stock compensation expense	6	28
Administrative compensation paid by principal stockholder	46	—

Balance at end of period	$6,795	$5,015

Retained earnings (accumulated deficit):
Balance at beginning of period	$(4,139)	$89
Net loss	(1,289)	(1,864)

Balance at end of period	$(5,428)	$(1,775)

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

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to the effects of the U.S. economic downturn, the Company incurred losses during the first six months of fiscal 2010, and as a result the Company’s cash position was reduced to $1,433,000 as of March 31, 2010. The Company’s ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenues, was $138,000 for the six-month period ended March 31, 2010 and $182,000 for the six-month period ended March 31, 2009.

Other Expense, Net

The components of other expense, net are as follows:

	Three Months Ended March 31		Six Months Ended March 31

(In Thousands)	2010	2009	2010	2009

Interest expense	$(9)	$—	$(19)	$—
Interest income	—	6	3	28
Loss on investments	—	(19)	(11)	(112)

Other expense, net	$(9)	$(13)	$(27)	$(84)

The loss on investments includes realized and unrealized holding gains and losses on trading securities.

Cash and Cash Equivalents

A summary of cash and cash equivalents is as follows:

	March 31	September 30
(In Thousands)	2010	2009

Cash	$1,433	$510
Certificate of deposit	—	2,300

Total cash and cash equivalents	$1,433	$2,810

Income Taxes

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that a future tax benefit would be realized.

Property and Equipment

Property and equipment consisted of the following:

(In Thousands)	2010	2009

Property and equipment, at cost	$3,464	$3,466
Accumulated depreciation and amortization	(2,994)	(2,896)

Property and equipment, net	$470	$570

Commitments

As of March 31, 2010, the Company had contractual obligations to purchase approximately $630,000 of recruitment advertising through December 31, 2011.

Line of Credit

The Company has a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company may borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan is secured by accounts receivable and other property of the Company.  Interest is charged at the rate of 1.00 percentage point above the prime rate.  The term is for three years (thirty one months remaining) or earlier upon demand by Crestmark, and will be renewed automatically for consecutive two year terms unless terminated by either party.  As of March 31, 2010, there were no outstanding borrowings under the line of credit.

Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.  As of March 31, 2010, the Company operated ten branch offices located in eight states.

The Company’s business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 9.7% in March 2010 and 8.5% in March 2009.  The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the six months ended March 31, 2010, the U.S. labor market experienced a period of uncertainty stemming from general weakness in the economy.  Management believes that employers continue to remain extremely cautious about hiring during the period.  As a result, the Company experienced sharp declines in both the number of billable contract hours and the number of placements.

To better position the Company in the face of these economic conditions, the Company took action to reduce its cost structure.  The Company implemented a restructuring of its corporate and field operations during the third quarter of fiscal 2009.  Sales, recruiting and administrative positions were eliminated, five branch offices were closed and the payroll for executive officers was reduced.  As a result of this restructuring, together with other actions taken, the sales, recruiting and administrative staff as of March 31, 2010 was 47% below the staff level a year earlier, and the salaries and benefits of its three executive officers in the aggregate had been reduced by $637,000 on an annual basis.  Although the restructuring was successful in reducing costs, it also had the effect of reducing the Company’s sales capacity.

Results of Operations – Six Months

Net Revenues
Consolidated net revenues for the six months ended March 31, 2010 were down $1,359,000 (25%) from the prior year.  Contract service revenues decreased $85,000 (3%) and placement service revenues decreased $1,274,000 (53%).  As a result of weaker economic conditions that prevailed during the six months ended March 31, 2010, the Company experienced less demand for its services.  The decline in consolidated net revenues was the result of a 20% decrease in the number of billable contract hours and 45% fewer placements.

Cost of Contract Services
The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  There are no direct costs associated with placement service revenues.  The cost of contract services for the six months ended March 31, 2010 was up $2,000 as a result of the relatively flat volume of contract business.  The gross profit margin on contract business was 28%, which was 2 points less than the 30% margin achieved in the prior year due to competitive pricing pressures during the period.

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

Selling, general and administrative expenses for the six months ended March 31, 2010 decreased $1,879,000 (37%).  Compensation in the operating divisions was down 50%, reflecting lower commission expense on the lower volume of business and staff reductions during the last year.  Administrative compensation was down 34%, reflecting executive pay reductions.  Occupancy costs were down 33% for the period because of operating fewer branch offices than last year.  Recruitment advertising decreased 69% due to lower utilization of job board posting services.  All other selling, general and administrative expenses together were up 56%, primarily due to $196,000 of additional professional fees sustained with respect to the negotiations and due diligence performed in connection with a Memorandum of Agreement with GT Systems Inc.  As of March 22, 2010 the Memorandum of Agreement has been terminated and there will be no consummation of the transaction to purchase GT Systems Inc.

Other
Other expense, net, for the six months ended March 31, 2010 was down 68% from the same period last year due to a reduction in investment losses from the executive retirement plan.  The executive retirement plan was terminated in fiscal year 2009.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Results of Operations – Three Months

Net Revenues
Consolidated net revenues for the three months ended March 31, 2010 were down $444,000 (18%) from the prior year.  Contract service revenues were up $58,000 (4%), on a 30% increase in the average hourly billing rate and a 20% decrease in billable hours.  Placement service revenues decreased $502,000 (47%) due to a 43% decrease in the number of placements.  As a result of weaker economic conditions that prevailed during the three months ended March 31, 2010, the Company experienced less demand for its services.  The decline in consolidated net revenues was the result of a 20% decrease in the number of billable contract hours and 43% fewer placements.

Cost of Contract Services
The cost of contract services for the three months ended March 31, 2010 increased $42,000 (4%) as a result of a slight increase in the volume of contract business.  The gross profit margin on contract business was 27%, which was the same as last year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2010 decreased $870,000 (34%). Compensation in the operating divisions was down 48%, reflecting lower commission expense on the lower volume of business and staff reductions during the last year. Administrative compensation was down 33%, reflecting executive pay reductions. Occupancy costs were down 33% for the period because of operating fewer branch offices than last year. Recruitment advertising decreased 67% due to lower utilization of job board posting services. All other selling, general and administrative expenses together were up 49%, primarily due to $196,000 of additional professional fees sustained with respect to the negotiations and due diligence performed in connection with Memorandum of Agreement with GT Systems.

Other
Other expense, net for the three months ended March 31, 2010 was down 31% from the same period last year due to a reduction in investment losses from the executive retirement plan.  The executive retirement plan was terminated in fiscal year 2009.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized

Liquidity and Capital Recourses

As of March 31, 2010, the Company had cash and cash equivalents of $1,433,000, which was a decrease of $1,377,000 from September 30, 2009.  Net working capital at March 31, 2010 was $1,401,000, which was a decrease of $1,208,000 from September 30, 2009, and the current ratio was 2.2 to 1.  Shareholders’ equity as of March 31, 2010 was $1,367,000 which represented 45% of total assets.

During the six months ended March 31, 2010, the net cash used by operating activities was $1,377,000.  The net loss for the period, adjusted for depreciation and other non-cash charges, used $1,208,000.  A reduction of accounts receivable provided $174,000, a reduction of payroll liabilities used $126,000, and all other working capital items used an additional $217,000.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

The Company has a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company may borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan is secured by accounts receivable and other property of the Company.  Interest is charged at the rate of 1.00 percentage point above the prime rate.  The term is for three years (thirty one months remaining) or earlier upon demand by Crestmark, and will be renewed automatically for consecutive two year terms unless terminated by either party.  As of March 31, 2010, there were no outstanding borrowings under the line of credit.

Management’s current objective is to return the Company to a breakeven level of cash flow as soon as possible and to provide a stable platform for future growth.  Due to the effects of the U.S. economic downturn, the Company incurred losses during the first six months of fiscal 2010, and as a result the Company’s cash position was reduced to $1,433,000 as of March 31, 2010.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.   Management intends to grow the Company through business acquisitions that are expected to be accretive to revenues, earnings and cash flows.  In the near term, management plans to finance acquisitions through a combination of notes, the issuance of stock, and earn out agreements.

The Company is in negotiations to purchase On-Site Services, Inc., a temporary staffing company with annual revenues of approximately $10 million.  It is anticipated that the purchase would be financed through the issuance of a note payable and shares of Company’s common stock.  The final terms of the purchase are currently being negotiated.

On December 21, 2009, the Company entered into a Memorandum of Agreement to purchase the core business and business assets of GT Systems, Inc.  The anticipated closing of the transaction was subject to the approval by both parties on the final definitive transaction documents memorializing the Agreement.  As of March 22, 2010, the Company has concluded that the Agreement should be terminated and that there will be no consummation of the contemplated transaction with GT Systems, Inc.

Off-Balance Sheet Arrangements

As of March 31, 2010, and during the six months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Item 4, Controls and Procedures.

As of March 31, 2010, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4, Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on March 22, 2010, the shareholders elected all nominees for election as directors. The name of each director elected, together with the number of votes cast for election and the number of votes withheld, are presented below:

Nominees	Votes For	Votes Withheld
Dennis W. Baker	11,205,171	184,941
Herbert F. Imhoff, Jr.	11,236,081	154,031
Stephen B. Pence	11,268,468	121,644
Charles W, B. Wardell III	11,306,879	83,233
Thomas C. Williams	11,299,379	90,733
Salvatore J. Zizza	11,269,418	120,694

Item 6, Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC. (Registrant)
Date: May 11, 2010	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza
Chief Executive Officer (Principal executive officer and duly authorized officer)