Form 10-Q
period 2010-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2010-08-16
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of June 30, 2010 was 14,856,280.

PART I – FINANCIAL INFORMATION

Item 1, Financial Statements

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
	June 30	September 30
	2010	2009
(In Thousands)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$555	$2,810
Accounts receivable, less allowances (June 2010 - $168; September 2009 - $76)	2,130	1,038
Other current assets	281	249

Total current assets	2,966	4,097
Property and equipment, net	423	570
Other Assets – Intangibles, less amortization ($16)	469	—

Total assets	$3,858	$4,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76	$348
Accrued compensation	1,056	666
Other current liabilities	537	474

Total current liabilities	1,669	1,488

Long-term obligations	468	575

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 20,000 shares; issued and outstanding – 14,856 and 13,380 shares at June 30, 2010 and September 30, 2009, respectively	7,286	6,743
Accumulated deficit	(5,565)	(4,139)

Total shareholders’ equity	1,721	2,604

Total liabilities and shareholders’ equity	$3,858	$4,667

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June		Nine Months Ended June 30
(In Thousands, Except Per Share Amounts)	2010	2009	2010	2009

Net revenues:
Contract services	$2,982	$1,490	$5,840	$4,433
Placement services	854	1,030	1,996	3,446
Net revenues	3,836	2,520	7,836	7,879

Cost of contract services	2,445	1,040	4,500	3,093
Selling, general and administrative expenses	1,519	3,809	4,726	8,895
Loss from operations	(128)	(2,329)	(1,390)	(4,109)

Other income (expense), net	(9)	34	(36)	(50)

Net loss	$(137)	$(2,295)	$(1,426)	(4,159)

Weighted average number of shares - basic and diluted	13,867	5,165	13,542	5,165

Net loss per share - basic and diluted	$(.01)	$(.44)	$(.11)	$(.81)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended June 30
(In Thousands)	2010	2009

Cash Flows From Operating Activities:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities	$(1,426)	$(4,159)
Depreciation and other noncurrent items	166	210
Deferred compensation and stock compensation expense	(125)	1,027
Expenses paid by principal stockholder	46	—
Changes in current assets and current liabilities -
Accounts receivable	(1,092)	210
Accounts payable	(273)	140
Accrued compensation	390	102
Other current items, net	59	2

Net cash used in operating activities	(2,255)	(2,468)

Cash Flows From Investing activities:
Acquisition of property and equipment	—	(48)

Cash Flows From Financing Activities:
Issuance of common stock, net of issuance costs	—	1,432

Net cash provided by financing activities	—	1,432

Decrease in cash and cash equivalents	(2,255)	(1,084)
Cash and cash equivalents at beginning of period	2,810	4,165

Cash and cash equivalents at end of period	$555	$3,081

Non-cash investing activities:
In June 2010, the company purchased certain assets of On-Site Services, Inc through the issuance of 1,476 shares of common stock.  See notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)

	Nine Months Ended June 30
(In Thousands)	2010	2009

Common shares outstanding:
Number at beginning of period	13,380	5,165
Issuance of common stock for acquisition	1,476	8,200

Number at end of period	14,856	13,365

Common stock:
Balance at beginning of period	$6,743	$4,987
Issuance of common stock, net of issuance costs	487	1,432
Stock compensation expense	10	—
Administrative compensation paid by principal stockholder	46	362

Balance at end of period	$7,286	$6,781

Retained earnings (accumulated deficit):
Balance at beginning of period	$(4,139)	$89
Net loss	(1,426)	(4,159)

Balance at end of period	$(5,565)	$(4,070)

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

The accompanying consolidated financial statements have been prepared on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to the effects of the U.S. economic downturn, the Company incurred losses during the first nine months of fiscal 2010, and as a result the Company’s cash position was reduced to $555,000 as of June 30, 2010. The Company’s ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Entry into Asset Purchase Agreement

On June 1, 2010, the Company, through its wholly owned subsidiary Triad Personnel Services, Inc. entered into an Asset Purchase Agreement (Agreement) with On-Site Services, Inc. (On-Site).  On-Site is located in Florida and provides labor and human resource solutions, including temporary staffing, human resources and labor and employment consulting and workforce solutions to the agriculturial industry. Pursuant to the Agreement, the Company issued  1,476,015 shares of its common stock (no par value) to On-Site (based on a stated value of $600,000  divided by the average share price of the 20 consecutive trading days prior to the second trading day prior to the closing of the Agreement).  For accounting purposes, the common shares issued were valued at approximately $487,000 based on the quoted market price on the closing date.  Additionally, the former owner of On-Site is entitled to earn-out payments over the next four years totaling up to $1,020,000, $600,000 of which is payable in cash and $420,000 of which is payable in cash or common stock, or any combination thereof, in the Company's sole discretion upon the attainment of certain aggregate  financial performance targets. The Company has determined the fair value of the contingent consideration that could be paid under this earn-out agreement is zero based on the estimated probability of any payment being made under this earn-out arrangement. Therefore, at the date of the acquisition, no value has been assigned to the contingent consideration. Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations.  In addition, The Company also provided the seller of On-Site a non-interest bearing advance of $300,000 on June 1, 2010 which was fully repaid by June 30, 2010.

The following table summarized the approximate fair value of the assets acquired at the date of the closing.
$ in thousands

Fixed assets	$2
Intangible assets – non-compete agreement	151
Intangible assets – customer relationships	334
Total fair value of assets acquired	$487

The purchase price allocation is preliminary and subject to further refinement based upon completion of asset valuations.  The results of operations of On-Site are included in the Company’s statement of operations from the date of the acquisition.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred at the beginning of each of the respective periods:

	Nine months ended June 30,
	2010	2009
Net sales	$15,626	$17,240
Net loss	$(1,419)	$(4,259)

Basic and diluted loss per share	$(0.10)	$(0.64)

Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenues, was $312,000 for the nine-month period ended June 30, 2010 and $301,000 for the nine-month period ended June 30, 2009.

Other Income(Expense), Net

The components of other expense, net are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(In Thousands)	2010	2009	2010		2009

Interest expense	$(9)	$—		$(28)	$—
Interest income	—	2		3	30
Gain (loss) on investments	—	32		(11)	(80)

Other income(expense), net	$(9)	$34	$	(36)	$(50)

The gain (loss) on investments includes realized and unrealized holding gains and losses on trading securities.

Cash and Cash Equivalents

A summary of cash and cash equivalents follows:

	June 30	September 30
(In Thousands)	2010	2009

Cash	$555	$510
Certificate of deposit	—	2,300

Total cash and cash equivalents	$555	$2,810

Income Taxes

There were no credits for income taxes arising from pretax losses during the periods, because there was not sufficient assurance that a future tax benefit would be realized.

Property and Equipment

Property and equipment consists of the following:

(In Thousands)	2010	2009

Property and equipment, at cost	$3,364	$3,466
Accumulated depreciation and amortization	(2,941)	(2,896)

Property and equipment, net	$423	$570

Intangible Assets – finite life

(In Thousands)	Cost	Accumulated Amortization

Non-Compete	$151	$3
Customer Relationships	334	13

	$485	$16

Finite life intangible assets are comprised of non-compete agreement and customer relationships.  The non-compete agreements are amortized on a straight – line basis over its estimated life of 5 years.  The customer relationships are amortized based on the future undiscounted cash flows over the next four years.  Amortization expense for the three and nine months ended June 30, 2010 was $16,000.  Over the next five years amortization expense for these finite life intangible assets will be $41,000 for the remainder of 2010, $157,000 in 2011, $123,000 in 2012, $86,000 in 2013 and $48,000 in 2014.

Commitments

As of June 30, 2010, the Company had contractual obligations to purchase approximately $540,000 of recruitment advertising through December 31, 2011.

Line of Credit

The Company has a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company may borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan is secured by accounts receivable and other property of the Company.  Interest is charged at the rate of 1.00 percentage point above the prime rate.  The term is for three years (thirty one months remaining) or earlier upon demand by Crestmark, and will be renewed automatically for consecutive two year terms unless terminated by either party.  As of June 30, 2010, there were no outstanding borrowings under the line of credit.

The loan and security agreement with Crestmark Bank includes financial covenants which require compliance until termination of the agreement.  As of June 30, 2010, the Company was in compliance with all such covenants.  The borrowing base availability under this agreement was $411,000 as of June 30, 2010.

The Company incurred $22,000 and $55,000 of fees related to this agreement during the three months and nine months ended June 30, 2010, respectively.

Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, specializing in the placement of information technology, engineering and accounting professionals.  As of June 30, 2010, the Company operated ten branch offices located in eight states.

The Company’s business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was  9.5% in both June 2010 and June 2009.  The change indicates a trend toward a lower level of employment in the United States during the last twelve months.

During the nine months ended June 30, 2010, the U.S. labor market experienced a period of uncertainty stemming from general weakness in the economy.  Management believes that employers continued to remain extremely cautious about hiring during the period.  As a result, the Company experienced sharp declines in both the number of billable contract hours and the number of placements.

To better position the Company in the face of these economic conditions, the Company took action to reduce its cost structure.  The Company implemented a restructuring of its corporate and field operations during the third quarter of fiscal 2009.  Sales, recruiting and administrative positions were eliminated, five branch offices were closed and the payroll for executive officers was reduced.  As a result of this restructuring, together with other actions taken, the sales, recruiting and administrative staff as of June 30, 2010 was 22% below the staff level a year earlier, and the salaries and benefits of its three executive officers in the aggregate had been reduced by $637,000 on an annual basis.  Although the restructuring was successful in reducing costs, it also had the effect of reducing the Company’s sales capacity.

On June 1, 2010, the Company, through its wholly owned subsidiary Triad Personnel Services, Inc. entered into an Asset Purchase Agreement (Agreement) with On-Site Services, Inc. (On-Site).  On-Site is located in Florida and provides labor and human resource solutions, including temporary staffing, human resources, labor and employment consulting and workforce solutions to the agricultural industry. Pursuant to the Agreement, the Company issued  1,476,015 shares of its common stock (no par value) to On-Site (based on a stated value of $600,000  divided by the average share price of the 20 consecutive trading days prior to the second trading day prior to the closing of the Agreement).  For accounting purposes, the common shares issued were valued at approximately $487,000 based on the quoted market price on the closing date.  Additionally, the former owner of On-Site is entitled to earn-out payments over the next four years totaling up to $1,020,000, $600,000 of which is payable in cash and $420,000 of which is payable in cash or common stock, or any combination thereof, in the Company's sole discretion upon the attainment of certain aggregate  financial performance targets. The Company has determined the fair value of the contingent consideration that could be paid under this earn-out agreement is zero based on the estimated probability of any payment being made under this earn-out arrangement. Therefore, at the date of the acquisition, no value has been assigned to the contingent consideration. Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations.

Results of Operations – Nine Months

Net Revenues
Consolidated net revenues for the nine months ended June 30, 2010 were down $43,000 (.5%) from the same period last year.  Contract service revenues increased by $1,407,000 (31.7%) and placement service revenues decreased $1,450,000 (42%).  As a result of weaker economic conditions that prevailed during the nine months ended June 30, 2010, the Company experienced less demand for its placement services.  The increase in contractual services revenue is due in part to the acquisition on On-Site Services which had revenue for the month of June of $1,376,000. The decline in consolidated net revenues was the result of 32.9% fewer placements.

Cost of Contract Services
The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the nine months ended June 30, 2010 was up $1,407,000 in large part to the acquisition of On-Site Services which had $1,322,000 of expenses.  The gross profit margin on contract business was 22.9%, which was 7.3 points less than the 30.2% margin achieved in the prior year due to competitive pricing pressures during the period and lower gross margin attributable to our acquisition, On-Site Services.

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

Selling, general and administrative expenses for the nine months ended June 30, 2010 decreased $4,169,000 (46.9%).  Compensation in the operating divisions was down 54%, reflecting lower commission expense on the lower volume of business and staff reductions during the last year.  Administrative compensation was down 73.2%, reflecting executive pay reductions.  Occupancy costs were down 30.7% for the period because of operating fewer branch offices than last year. All other selling, general and administrative expenses were up 33.2%, primarily due to $286,000 of additional professional fees sustained with respect to the negotiations and due diligence performed in connection with a Memorandum of Agreement with GT Systems Inc and the acquisition of On-Site Services.  As of March 22, 2010 the Memorandum of Agreement has been terminated and there will be no consummation of the transaction to purchase GT Systems Inc.

Other
Other expense, net, for the nine months ended June 30, 2010 was down 28% from the same period last year due to a reduction in investment losses from the executive retirement plan.  The executive retirement plan was terminated in fiscal year 2009.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Results of Operations – Three Months

Net Revenues
Consolidated net revenues for the three months ended June 30, 2010 were up $1,316,000 (52.2%) from the prior year.  Contract service revenues were up $1,492,000 (100.1%) primarily due to $1,376,000 of revenue from the On-Site Service acquisition and a 14.5% increase in the average hourly rate.  Placement service revenues decreased $176,000 (17%) due to a 7.5% decrease in the number of placements.  As a result of weaker economic conditions that prevailed during the three months ended June 30, 2010, the Company experienced less demand for its services.

Cost of Contract Services
The cost of contract services for the three months ended June 30, 2010 increased $1,405,000 (135%) as a result of an  increase in the volume of contract business due to the acquisition of On-Site Services.  The gross profit margin on contract business was 18.0%.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2010 decreased $161,000 (21%). Compensation in the operating divisions was down $278,000, reflecting lower commission expense on the lower volume of business and staff reductions during the last year.  Administrative compensation was down $1,368,000, reflecting executive pay reductions.  Occupancy costs were down 35.6% for the period because of operating fewer branch offices than last year.  All other selling, general and administrative expenses together were down 36.7%

Other
Other income (expense), net for the three months ended June 30, 2010 was down 126% from the same period last year due to prior year investment gains from the executive retirement plan.  The executive retirement plan was terminated in fiscal year 2009.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash and cash equivalents of $555,000, which was a decrease of $2,255,000 from September 30, 2009.  Net working capital at June 30, 2010 was $1,297,000, which was a decrease of $1,312,000 from September 30, 2009, and the current ratio was 1.78 to 2.75.  Shareholders’ equity as of June 30, 2010 was $1,833,000 which represented 46% of total assets.

During the nine months ended June 30, 2010, the net cash used by operating activities was $2,255,000.  The net loss for the period, adjusted for depreciation and other non-cash charges, used $1,311,000.  An increase of accounts receivable used $1,092,000, an increase of payroll liabilities provided $390,000, and all other working capital items provided an additional $59,000.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

The Company has a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company may borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan is secured by accounts receivable and other property of the Company.  Interest is charged at the rate of 1.00 percentage point above the prime rate.  The term is for three years (twenty six months remaining) or earlier upon demand by Crestmark, and will be renewed automatically for consecutive two year terms unless terminated by either party.  As of June 30, 2010, there were no funds outstanding borrowings under the line of credit.

The loan and security agreement with Crestmark Bank includes financial covenants which require compliance until termination of the agreement.  As of June 30, 2010, the Company was in compliance with all such covenants.  The borrowing base availability under this agreement was $411,000 as of June 30, 2010.

Management’s current objective is to return the Company to a breakeven level of cash flow as soon as possible and to provide a stable platform for future growth.  Due to the effects of the U.S. economic downturn, the Company incurred losses during the first nine months of fiscal 2010, and as a result the Company’s cash position was reduced to $555,000 as of June 30, 2010.  The Company’s ability to continue as a going concern is ultimately dependent on its ability to obtain additional funding and increase sales to a level that will allow it to operate profitably and sustain positive operating cash flows.   Management intends to grow the Company through business acquisitions that are expected to be accretive to revenues, earnings and cash flows.  In the near term, management plans to finance acquisitions through a combination of notes, the issuance of stock, and earn out agreements.

Off-Balance Sheet Arrangements

As of June 30, 2010, and during the nine months then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance.  The statements made in this Form 10-Q Quarterly Report which are not historical facts are forward-looking statements.  Such forward-looking statements often contain or are prefaced by words such as “will” and “expect.” As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause our actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.  The Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise

Item 4, Controls and Procedures.

As of June 30, 2010, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act").  Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of June 30, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

GENERAL EMPLOYMENT ENTERPRISES, INC. (Registrant)

Date: August 13, 2010	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza
Chief Executive Officer (Principal executive officer and duly authorized officer)