Form 10-K
period 2010-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2010-12-28
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2010 was 14,856,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy Statement for the annual meeting of shareholders to be held on February 10, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1, Business.

General

General Employment Enterprises, Inc. (the Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. In 1987 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. In June 2010 the Company purchased certain assets of On-Site services, a temporary staffing agricultural business. The principal executive office of the Company is located at One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois.

Services Provided

The Company provides the following distinctive services: (a) placement services (b) temporary professional staffing services  in the fields of information technology, engineering, & accounting and (c ) temporary staffing in the agricultural industry.

The Company’s placement services include placing candidates into regular, full-time jobs with client-employers. The Company’s contract services include placing its professional employees on temporary assignments, under contracts with client companies. Professional contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of three months to one year. Management believes that the combination of these two services provides a strong marketing opportunity, because it offers customers a variety of staffing alternatives that includes direct hire, temporary staffing and a contract-to-hire approach to hiring. The Company’s temporary staffing in the agricultural industry provides agricultural workers for farms and groves located in Florida, Georgia, Indiana, and Alabama.  Most of the workers will migrate from location to location because the work is seasonal depending on the type of crop.  The percentage of revenues derived from the Company’s services is as follows:

	Year Ended September 30
	2010	2009

Professional contract services	53%	60%
Placement services	24%	40%
Agricultural contract services	23%	—

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Triad Personnel Services, Generation Technologies and On-Site Services. As of September 30, 2010, it operated eleven branch offices located in downtown or suburban areas of major U.S. cities in eight states. The offices were located in Arizona, California (2), Florida (2), Illinois, Indiana, Massachusetts, North Carolina and Ohio (2).

The Company markets its professional staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through emailing of employment bulletins listing candidates available for placement and contract employees available for assignment.  The Company’s agricultural staffing services are marketed directly through contacts and relationships built and maintained by the division’s general manager.

The portion of consolidated net revenues derived from the Company’s two largest customers together was approximately 17 % in fiscal 2010 and 21% in fiscal 2009, and no other customer accounted for more than 7% of net revenues during either year.

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

Because the Company focuses its attention on professional staffing positions, it competes by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As part of its service, the Company provides for professional reference checking, scrutiny of candidates’ work experience and optional background checks. In general, pricing is considered to be secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company’s pricing.

The agricultural staffing industry is considered a niche business that requires a high capital reserve to cover the weekly payroll.  There are few businesses in this market and the Company does not anticipate a significant change in the pricing for the next year.

Recruiting

The success of the Company’s professional staffing services is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are generally recruited through telephone contact by the Company’s employment consultants or through postings on the Internet. For Internet postings, the Company maintains its own web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company maintains database records of applicants’ skills to assist in matching them with job openings. The Company screens and interviews applicants who are presented to its clients.  The Company’s agricultural service employees are generally seasonal migrant workers, which are typically recurring workers or are directly recruited by the customers.

Employees

As of September 30, 2010, the Company had approximately 68 regular employees and 103 contract service employees.

Item 1A, Risk Factors.

Not applicable.

Item 1B, Unresolved Staff Comments.

Not applicable.

Item 2, Properties.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 8,200 square feet of space at that location under a lease that will expire in 2015. The lease may be cancelled by the Company in 2012 under certain conditions.

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

Item 3, Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2010, there were no material legal proceedings pending against the Company.

Item 4, Reserved

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2010:
High	$.41	$.67	$.77	$.84
Low	.22	.25	.51	.50

Fiscal 2009:
High	$1.47	$.58	$.52	$.54
Low	.46	.36	.19	.30

There were 661 holders of record on September 30, 2010.

No dividends were declared or paid during the three month period ended September 30, 2010.  We do not anticipate paying any cash dividends for the foreseeable future.

Information concerning securities authorized for issuance under equity compensation plans is presented in Item 12 of this annual report.

During the three months ended September 30, 2010, no equity securities of the Company were purchased by the Company.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6, Selected Financial Data.

Not Applicable.

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, primarily specializing in the placement of information technology, engineering and accounting professionals.  With the acquisition of On-Site Services, Inc. (On-Site) in June 2010, the Company also began to provide contract staffing services for the agricultural industry. On June 1, 2010, the Company entered into an asset purchase agreement to purchase certain assets of On-Site Services, Inc. which qualified as a business combination. This business is located in Florida and provides labor and human resource solutions, including temporary staffing, to the agricultural industry. The results of operations of On-Site are included in the Company’s statement of operations from the date of the acquisition. As of September 30, 2010, the Company operated twelve offices located in eight states.

The Company’s professional staffing services business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 9.6% in September 2010 and 9.8% in September 2009.  This indicates a trend toward a relatively flat level of unemployment in the United States during the last twelve months.

During the year ended September 30, 2010, the U.S. economy experienced a period of continued uncertainty stemming from problems in the housing and credit markets.  According to the U.S. Department of Labor, the national employment level declined by approximately six million jobs during the period.  Management believes that employers have remained extremely cautious about hiring during the period.  As a result, the Company experienced sharp declines in both the number of billable contract hours and the number of placements.

Consolidated net revenues for the year ended September 30, 2010 increased 14.6% compared with the prior year due to the acquisition of On-Site.  Contract service revenues, including On-Site, increased by 43.6%, while placement service revenues decreased by 29.6%.  Due to the restructuring of its corporate and field operations during the third quarter of fiscal 2009, and the Company’s efforts to reduce selling, general, and administrative expenses, the Company was able to lower its loss from operations from $4,228,000 in the prior year to $1,556,000 in the current year.

Results of Operations

Net Revenues
Consolidated net revenues are comprised of the following:

	Year Ended September 30
(In Thousands)	2010		2009
	$		$
Placement Services		2,897		4,114
Professional Contract Services		6,127		6,280
Agricultural Contract Services		2,803		—

Consolidated Net Revenues		$11,917		$10,394

Consolidated net revenues increased by $1,523,000 (14.6%) from the prior year and was primarily due to the acquisition of On-Site in June 2010, which contributed $2,803,000 in revenue for fiscal 2010.  The increase was offset by lower professional contract and permanent placement services.  Professional contract and placement services decreased by $63,000 (1%) and $1,217,000 (29.6%) from the prior year, respectively.  As a result of the weaker economic conditions that prevailed during the year ended September 30, 2010, the Company experienced less demand for these services.

Cost of Contract Services
The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the year ended September 30, 2010 increased by $2,737,000 (63%) due to the acquisition of On-Site in June 2010.  Due to competitive pricing pressures during the period, the gross profit margin on the professional contract services business decreased from 30.4% in the prior year to 29.1% in the current year.  The gross profit margin of the On-Site business was 3.5% for the four months ended September 30, 2010.  The lower margin of the On-Site business was the primary reason for the decrease in the consolidated contract service gross profit margin from 30.4% in the prior year to 21.1% in the current year.

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

Selling, general and administrative expenses for the year ended September 30, 2010 decreased $3,881,000 (38.1%).  Compensation in the operating divisions decreased by $955,000 (46.5%), reflecting lower commission expense on the lower volume of placement business.  Administrative compensation decreased by $1,491,000 (65.9)%, reflecting executive pay reductions, staff reductions and lower deferred compensation expense.  Additionally, in fiscal 2009, the Company recorded an administrative compensation provision of $1,070,000 for a consulting agreement signed with its former Chief Executive Officer (see Liquidity section below).  No additional provisions have been recorded in fiscal 2010 related to this agreement, as the obligation is getting paid out ratably over the next five years.  Branch occupancy costs decreased by $664,000 (55.9%) for the period because of operating fewer branch offices than last year.  Recruitment advertising also decreased $508,000 (57.9)% due to lower utilization of job board posting services.  The fiscal 2010 results also include a 70.4% increase in professional fees.  Legal and accounting fees increased by $256,000 over the prior year due to professional fees incurred related to both the On-Site acquisition & other acquisition targets that were considered during the year.

Other
Interest income for the year ended September 30, 2010 was down $37,000 from last year due to a combination of lower funds available for investment and a lower average rate of return on investments.

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Interest expense has increased $26,000 in 2010 primarily due to a full year of interest expense recorded for the accretion of the discount recorded on the liability for the former CEO’s consulting agreement as more fully described below.

Liquidity and Capital Resources

As of September 30, 2010 the Company had cash and cash equivalents of $945,000, which was a decrease of $1,865,000 from September 30, 2009.  Net working capital at September 30, 2010 was $1,209,000, which was a decrease of $1,400,000 from September 30, 2009 and the current ratio was 1.9 to 1.  Shareholders’ equity as of September 30, 2010 was $1,592,000 which represented 46.9% of total assets.

During the year ended September 30, 2010, net cash used by operating activities was $1,865,000.  The net loss for the period, adjusted for depreciation and other non-cash charges, used $1,256,000, while working capital items used $609,000. During the year ended September 30, 2009, net cash used by operating activities was $2,695,000. The net loss for fiscal 2009 adjusted for depreciation and other non-cash charges, used $3,591,000, while working capital items provided $896,000. Overall, the decrease in cash used in operations during fiscal 2010 is due to the decrease in the net loss. The decrease in the net loss is primarily attributable to a restructuring of corporate and field operations which occurred during the third quarter of fiscal 2009, resulting in significant cost reductions. Working capital consumed cash of $609,000 in fiscal 2010 due primarily to an increase in accounts receivable of $382,000 because of the acquisition of On-Site and the timing of payment of accounts payable.

There was no cash used in investing activities during fiscal 2010. The Company does not expect any significant use of cash for capital expenditures in fiscal 2011. During fiscal 2010, the Company acquired certain assets of On-Site Services, Inc through the issuance of 1,476,015 shares of its common stock. Additionally, the former owner of On-Site is entitled to earn-out payments over the next four years totaling up to $1,020,000; $600,000 of which is payable in cash and $420,000 of which is payable in either cash or common stock or any combination  thereof, in the Company’s sole discretion, upon the attainment of certain aggregate performance targets. The Company has determined that the fair value of the contingent consideration that could be paid under this earn-out agreement is zero based on the estimated probability of any payment being made.

In November 2010, the Company purchased certain assets of RFFG of Cleveland and DMCC Staffing, LLC (“DMCC”) and entered into a management agreement with RFFG, LLC (the previous parent company of RFFG of Cleveland and DMCC Staffing, LLC) to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers compensation, benefits, physical locations, IT, and employees. Thomas J. Bean, a 10% shareholder of the Company (prior to consideration of common shares issued in this transaction), is the owner of RFFG.

In consideration of the services provided under the management agreement, RFFG will pay the Company approximately 6% of its gross revenues. Gross revenues of RFFG are expected to approximate $18 million on an annual basis, resulting in an expected management fee of approximately $1 million per year. The Company will need to add employees to provide the services required under the management agreement. The assets purchased related to RFFG of Cleveland and DMCC Staffing , LLC constitute businesses and as such the acquisition of these assets will be accounted for as a business combination. In consideration for the assets acquired and the rights under the management contract, the Company paid $2.4 million through the issuance of its common stock. In addition, the purchase agreement requires the Company to make additional payments of up to $2.4 million over the next four years if certain performance targets are achieved. These earn-out payments will be paid 50% in cash and 50% through the issuance of the Company’s common stock. Under the terms of the agreement, the maximum amount payable under the earn-out agreement for fiscal 2011 is $350,000.

All of the Company’s office facilities are leased.  As of September 30, 2010, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled $1,674,000.  At that date, the Company also had contractual obligations to purchase approximately $446,000 of recruitment advertising through December 2011.

In fiscal 2009, to improve liquidity, the Company completed the sale of 7,700,000 shares of common stock to PSQ and raised net cash proceeds of $1,384,000.

In connection with the completion of the sale of shares of common stock to PSQ in the prior year, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.  As of September 30, 2010, $611,000 remains payable under this agreement and is included in accrued expenses on the Company’s balance sheet.

During fiscal 2010, the Company had a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company was allowed to borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan was secured by accounts receivable and other property of the Company.  Interest was charged at the rate of 1%above the prime rate.  In addition, the agreement requires a service fee of $3,500 per month and an annual fee equal to 1% of the total maximum borrowing under the facility. The term was for three years (twenty six months remaining as of September 30, 2010) or earlier upon demand by Crestmark, and will be renewed automatically for consecutive two year terms unless terminated by either party.  As of September 30, 2010, there were no outstanding borrowings under the line of credit.

The loan and security agreement with Crestmark Bank included financial covenants which require compliance until termination of the agreement.  As of September 30, 2010, the Company was in compliance with all such covenants.  The borrowing base availability under this agreement was approximately $610,000 as of September 30, 2010.

In December 2010, the Company terminated its agreement with Crestmark Bank & entered into a 2 year $3 million account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25%. Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.

The Company believes that the borrowing availability under the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the acquisitions of On-Site, RFFG of Cleveland, and DMCC Staffing.
In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. In addition, as discussed above, the Company entered into an AR Credit Facility with Wells Fargo to provide working capital financing. In the event Wells Fargo elects not to advance us funds on our accounts receivable balance or the performance of the acquired entities does not meet our expectations, we could experience liquidity constraints.

As of September 30, 2010, there were approximately $8,900,000 of losses available to reduce federal taxable income in future years through 2029, and there were approximately $7,000,000 of losses available to reduce state taxable income in future years, expiring from 2010 through 2029.  Due to the sale of shares of common stock to PSQ during fiscal 2009, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.  Future realization of the tax benefits of net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2010, and during the year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Accounts Receivable Allowances
An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances reflect management’s estimate of potential losses inherent in the accounts receivable balances, based on historical loss statistics and known current factors impacting its customers.

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in the June 1, 2010 acquisition of On-Site Services, Inc. Goodwill is assessed for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. If the carrying amount of the reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimated fair value of the underlying assets and liabilities of the reporting unit, as if the acquisition had occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

Intangible Assets
Customer lists and non-compete agreements were recorded at their estimated fair value and are amortized over their estimated useful lives ranging from two to five years using accelerated and straight-line methods, respectively.

Impairment of Long-lived Assets
The Company records impairment on long-lived assets (including amortizable intangible assets) used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on business combinations.  Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The Company adopted this guidance on October 1, 2009.  The Company’s acquisition of On-Site Services, Inc. on June 1, 2010 was accounted for under this guidance – refer to the Acquisition Footnote of our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for the Company commencing October 1, 2010. The Company is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In January 2010, the FASB issued guidance which amends the disclosures regarding fair value guidance.  This guidance was issued in response to requests from financial statement users for additional information about fair value measurements.  Under the new guidance,

A reporting entity is now required to disclose separately the amounts of, and reasons for, significant transfers (1) between Level 1 and Level 2 of the fair value hierarchy and (2) into and out of Level 3 of the fair value hierarchy for the reconciliation of Level 3 measurements.

A reporting entity is no longer permitted to adopt a policy recognizing transfers into Level 3 as of the beginning of the reporting period and transfers out of Level 3 as of the end of the reporting period.  Rather, an entity must disclose and follow a consistent policy for determining when transfers between levels are recognized.

This guidance is effective for fiscal years beginning after December 31, 2009, except for the required disclosures regarding the Level 3 investments, which is effective for fiscal years beginning after December 31, 2010.  The Company does not expect this guidance to have a material impact on the consolidated financial statements.

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

Item 8, Financial Statements and Supplementary Data.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
	As of September 30
(In Thousands)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$945	$2,810
Accounts receivable, less allowances (2010 - $86; 2009 - $76)	1,419	1,038
Other current assets	216	249

Total current assets	2,580	4,097
Property and equipment, net	383	570
Goodwill	172	—
Intangible assets, net	259	—

Total assets	$3,394	$4,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107	$348
Accrued compensation	769	666
Other	495	474

Total current liabilities	1,371	1,488

Long-term obligations	431	575

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 20,000 shares; issued and outstanding – 14,856 shares in 2010 and 13,380 shares in 2009	7,287	6,743
Accumulated deficit	(5,695)	(4,139)

Total shareholders’ equity	1,592	2,604

Total liabilities and shareholders’ equity	$3,394	$4,667

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30
(In Thousands, Except Per Share)	2010		2009

Net revenues:
Contract services	$9,020		$6,280
Placement services	2,897		4,114

Net revenues	11,917		10,394
Cost of contract services	7,111		4,374
Selling, general and administrative expenses	6,317		10,188

Loss from operations	(1,511	) )	(4,168)
Interest expense	(36)		(10)
Investment loss	(9)		(50)

Net loss	$(1,556)		$(4,228)

Weighted average number of shares -basic and diluted	13,874		7,232

Net loss per share -basic and diluted	$(.11)		$(.58)

Cash dividends declared per share	$—		$—

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30
(In Thousands)	2010	2009

Operating activities:
Net loss	$(1,556)	$(4,228)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	243	260
Loss on disposal of fixed assets	—	9
Stock compensation expense	11	368
Compensation paid by majority shareholder	46	—
Changes in current assets and current liabilities -
Accounts receivable	(382)	276
Accounts payable	(241)	264
Accrued compensation	103	(335)
Other current items, net	55	116
Long-term obligation	(144)	575

Net cash used by operating activities	(1,865)	(2,695)

Investing activities:
Acquisition of property and equipment	—	(48)

Financing activities:
Exercises of stock options	—	4
Issuance of common stock	—	1,925
Stock issuance costs	—	(541)

Net cash provided by financing activities	—	1,388

Decrease in cash and cash equivalents	(1,865)	(1,355)
Cash and cash equivalents at beginning of year	2,810	4,165

Cash and cash equivalents at end of year	$945	$2,810

Supplemental Disclosure of Cash Flow Information:	$36	$10

Supplemental Disclosure of Non-cash investing activities:
In June 2010, the Company purchased certain assets of On-Site Services, Inc through the issuance of 1,476 shares of common stock.  See notes to the consolidated financial statements for further discussion.

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Year Ended September 30
(In Thousands)	2010	2009

Common shares outstanding:
Number at beginning of year	13,380	5,165
Issuance of common stock	—	8,200
Issuance of common stock for acquisition	1,476	—
Exercises of stock options	—	15

Number at end of year	14,856	13,380

Common stock:
Balance at beginning of year	$6,743	$4,987
Issuance of common stock, net of issuance costs of $541	—	1,384
Issuance of common stock for acquisition	487	—
Compensation paid by majority shareholder	46	—
Stock compensation expense	11	368
Exercises of stock options	—	4

Balance at end of year	$7,287	$6,743

Retained earnings (accumulated deficit):
Balance at beginning of year	$(4,139)	$89
Net loss	(1,556)	(4,228)

Balance at end of year	$(5,695)	$(4,139)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Business

General Employment Enterprises, Inc. (the “Company”) provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s agricultural staffing services provide agricultural workers for farms and groves. The portion of consolidated net revenues derived from the Company’s two largest customers together was approximately 17% in fiscal 2010 and 21% in fiscal 2009, and no other customer accounted for more than 7% of net revenues during either year.

In recent years the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions , financed primarily through the issuance of stock, to improve the overall profitability and cash flows of the Company. In addition, in December 2010, the Company entered into an account purchase agreement with Wells Fargo Business Credit to provide working capital financing. The account purchase agreement allows Wells Fargo to advance the Company funds on accounts receivable at its sole discretion. In the event Wells elects not to advance us funds on our accounts receivable balance or the performance of the acquired entities does not meet our expectations, the Company could experience liquidity constraints.

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

Income or Loss Per Share
Basic income or loss per share is based on the average number of common shares outstanding. Diluted income per share is based on the average number of common shares and the dilutive effect of stock options. Stock options are not considered to be dilutive during loss periods.  The diluted net loss per share does not include the effect of 388,000 stock options in fiscal 2010 and 630,000 stock options in fiscal 2009, because including them would have had an anti-dilutive effect.

Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Accounts Receivable Allowances
An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value.

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in the June 1, 2010 acquisition of On-Site Services, Inc. Goodwill is assessed for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. If the carrying amount of the reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimated fair value of the underlying assets and liabilities of the reporting unit, as if the acquisition had occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

Intangible Assets
Customer lists and non-compete agreements were recorded at their estimated fair value at the date of acquisition  and are amortized over their estimated useful lives ranging from two to five years using accelerated and straight-line methods, respectively.

Impairment of Long-lived Assets
The Company records impairment on long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method.

Stock-Based Compensation
Compensation expense is recorded for the fair value of stock options issued to directors and employees. The expense is measured as the estimated fair value of the stock options on the date of grant and is amortized over the vesting periods.

Advertising
The Company expenses advertising costs as incurred.  Advertising costs were $370,000 and $878,000 for the years ended September 30, 2010 and 2009, respectively.

Reclassifications
Certain fiscal 2009 amounts have been reclassified to conform with the fiscal 2010 presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance on business combinations.  Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The Company adopted this guidance on October 1, 2009.  The Company’s acquisition of On-Site Services, Inc. on June 1, 2010 was accounted for under this guidance – refer to the Acquisition footnote below.

In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for the Company commencing October 1, 2010. The Company is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In January 2010, the FASB issued guidance which amends the disclosures regarding fair value guidance.  This guidance was issued in response to requests from financial statement users for additional information about fair value measurements.  Under the new guidance,

A reporting entity is now required to disclose separately the amounts of, and reasons for, significant transfers (1) between Level 1 and Level 2 of the fair value hierarchy and (2) into and out of Level 3 of the fair value hierarchy for the reconciliation of Level 3 measurements.

A reporting entity is no longer permitted to adopt a policy recognizing transfers into Level 3 as of the beginning of the reporting period and transfers out of Level 3 as of the end of the reporting period.  Rather, an entity must disclose and follow a consistent policy for determining when transfers between levels are recognized.

This guidance is effective for fiscal years beginning after December 31, 2009, except for the required disclosures regarding the Level 3 investments, which is effective for fiscal years beginning after December 31, 2010.  The Company does not expect this guidance to have a material impact on the consolidated financial statements.

Acquisition

On June 1, 2010, the Company, through its wholly-owned subsidiary Triad Personnel Services, Inc., entered into an Asset Purchase Agreement (Agreement) with On-Site Services, Inc. (On-Site).  On-Site is located in Florida and provides labor and human resource solutions, including temporary staffing, human resources and labor and employment consulting and workforce solutions to the agricultural industry. Pursuant to the Agreement, the Company issued  1,476,015 shares of its common stock (no par value) to the seller of On-Site (based on a stated value of $600,000  divided by the average share price of the 20 consecutive trading days prior to the second trading day prior to the closing of the Agreement).  For accounting purposes, the common shares issued were valued at approximately $487,000 based on the quoted market price on the closing date.  Additionally, the former owner of On-Site is entitled to earn-out payments over the next four years totaling up to $1,020,000; $600,000 of which is payable in cash and $420,000 in cash or common stock, or any combination thereof, in the Company's sole discretion upon the attainment of certain aggregate financial performance targets. The Company has determined the fair value of the contingent consideration that could be paid under this earn-out agreement is zero based on the estimated probability of any payment being made.  Therefore, at the date of the acquisition, no value has been assigned to the contingent consideration. Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations.  In addition, The Company also provided the seller of On-Site a non-interest bearing advance of $300,000 on June 1, 2010 which was fully repaid by June 30, 2010.

The following table summarizes the approximate fair value of the assets acquired at the date of the closing.

(In Thousands)

Fixed assets	$3
Intangible assets – non-compete agreement	89
Intangible assets – customer relationships	223
Goodwill	172

Total fair value of assets acquired	$487

In connection with the application of purchase accounting, the Company recorded its identifiable intangible assets at fair value. Fair value for the intangible assets was determined primarily through the use of a discounted cash flow analysis. The discounted cash flow analysis projected the estimated future cash flows to be generated by the underlying assets and discounted these at a rate reflecting perceived business and financial risks. The projected cash flow estimates used in the discounted cash flow analysis are based on management’s best estimate and actual results may differ. The valuation approach used to value these intangible assets for purchase accounting is based predominately on Level 3 inputs. The levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.

Level 2: Inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly, included quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are both significant to the fair value measurement and unobservable.

The results of operations of On-Site are included in the Company’s statement of operations from the date of the acquisition.

The following unaudited pro forma information represents the Company’s results of operations as if the acquisition had occurred at the beginning of each of the respective periods:

	Fiscal Year Ended September 30
(In Thousands, Except Per Share)	2010	2009

Net sales	$20,443	$22,058
Net loss	(1,422)	(4,041)

Basic and diluted loss per share	$(0.10)	$(0.46)

Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenues, was $393,000 in fiscal 2010 and $412,000 in fiscal 2009.

Investment Income (Loss)

The components of investment income (loss) are as follows:

(In Thousands)	2010	2009

Interest income	$3	$40
Loss on investments	(11)	(90)

Investment income (loss)	$(8)	$(50)

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

(In Thousands)	2010	2009

Cash	$945	$510
Certificate of deposit	—	2,300

Total cash and cash equivalents	$945	$2,810

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

The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.  As of September 30, 2010, the balance of cash and cash equivalents in excess of the insured limits was $243,000.

Income Taxes

The components of the provision for income taxes are as follows:
	Year Ending September 30
(In Thousands)	2010	2009

Current tax provision	$—	$—
Deferred tax provision (credit) related to:
Temporary differences	2	(170)
Loss carryforwards	(590)	(1,381)
Valuation allowances	588	1,551

Provision for income taxes	$—	$—

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company’s provision for income taxes are as follows:
	Year Ended September 30
(In Thousands)	2010	2009

Income tax provision (credit) at statutory federal tax rate	$(529)	$(1,438)
Federal valuation allowance	529	1,437
Other	—	1

Provision for income taxes	$—	$—

The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)	2010	2009

Temporary differences	$511	$513
Net operating loss carryforwards	3,470	2,880
Valuation allowances	(3,981)	(3,393)

Net deferred income tax asset	$—	$—

As of September 30, 2010 there were approximately $8,900,000 of losses available to reduce federal taxable income in future years through 2030, and there were approximately $7,000,000 of losses available to reduce state taxable income in future years, expiring from 2011 through 2030. Due to the sale of shares of common stock to PSQ, LLC (“PSQ”) during fiscal 2009, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2010, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2010.

As of September 30, 2010, the Company’s federal income tax returns for fiscal 2007 and subsequent years were subject to examination.  The Company’s policy is to recognize penalties and interest in income tax expense; however, no penalties or interest were recognized in fiscal 2010 or 2009.

Property and Equipment

Property and equipment consisted of the following as of September 30:

(In Thousands)	2010	2009

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures	1,886	2,019

Total property and equipment, at cost	3,333	3,466
Accumulated depreciation and amortization	(2,950)	(2,896)

Property and equipment, net	$383	$570

Disposals of property and equipment, consisting primarily of fully-depreciated office furniture and equipment, had an original cost of $136,000 and $190,000 in fiscal 2010 and 2009, respectively.

Intangible Assets – finite life

As of September 30, 2010

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Non-Compete	$89	$10	$79
Customer Relationships	223	$43	$180

	$312	$53	$259

Finite life intangible assets are comprised of a non-compete agreement and customer relationships.  The non-compete agreement is amortized on a straight – line basis over its estimated life of 5 years.  The customer relationships are amortized based on the future undiscounted cash flows over the next four years.  Over the next five years amortization expense for these finite life intangible assets will be $98,000 for 2011, $78,000 in 2012, $56,000 in 2013, $33,000 in 2014 and $12,000 in 2015.

Other Current Liabilities

Other current liabilities consisted of the following as of September 30:

(In Thousands)	2010	2009

Accrued expenses	$110	$113
Accrued rent	110	213
Deferred rent	275	148

Total other current liabilities	$495	$474

Office Closings

During fiscal 2009, the Company consolidated ten branch offices in four metropolitan areas and closed six of them.  As a result, the Company recorded a $281,000 provision covering the remaining lease obligations of the closed offices and a $49,000 adjustment of the book value of the related office furniture and equipment.  The total provision for the cost of closing branch offices, included in selling, general and administrative expenses, was $330,000 in 2009.  The rent liability, included in other current liabilities, was as follows as of September 30:

(In Thousands)	2010	2009

Balance at beginning of year	$213	$47
Provision for office closings	—	281
Payments	(103)	(115)

Balance at end of year	$110	$213

Line of Credit

The Company had a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company may borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan is secured by accounts receivable and other property of the Company.  Interest is charged at the rate of 1% above the prime rate (3.25% as of September 30, 2010).  In addition, the agreement requires a maintenance fee of $3,500 per month and an annual loan fee of 1% of the maximum borrowing amount under the agreement. The term is for three years (twenty six months remaining as of September 30, 2010) or earlier upon demand by Crestmark, and will be renewed automatically for consecutive two year terms unless terminated by either party.  As of September 30, 2010, there were no outstanding borrowings under the line of credit.

The loan and security agreement with Crestmark Bank includes financial covenants which require compliance until termination of the agreement.  As of September 30, 2010, the Company was in compliance with all such covenants.  The borrowing base availability under this agreement was approximately $610,000 as of September 30, 2010.

The Company incurred $77,000 of fees related to this agreement during the year ended September 30, 2010.

In December 2010, the Company terminated its agreement with Crestmark Bank in connection with the execution of an account purchase agreement with Wells Fargo Bank N.A.

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

Rent expense was $583,000 in fiscal 2010 and $802,000 in fiscal 2009. As of September 30, 2010 future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year , including the closed offices, totaled $1,673,540, as follows: fiscal 2011 - $434,781, fiscal 2012 - $389,981, fiscal 2013 - $346,896, fiscal 2014 - $320,971 and fiscal 2015 - $180,911.

Commitments

As of September 30, 2010, the Company had contractual obligations to purchase approximately $446,000 of recruitment advertising through December 2011.

Long-Term Obligations

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration.  During fiscal 2009, the Company recorded a provision for additional compensation expense under the consulting agreement in the amount of $1,070,000, which is included in selling, general and administrative expenses in the consolidated statement of operations.  Of that amount, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded additional common stock in the amount of $280,000 based on a quoted market price of $.56 per share on the date of the award.  As of September 30, 2010, the liability for future payments was reflected on the consolidated balance sheet as accrued compensation of $180,000 and long-term obligations of $431,000. As of September 30, 2009, the liability for future payments was reflected on the consolidated balance sheet as accrued compensation of $180,000 and a long-term obligation of $575,000.

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

In fiscal 2010, the Company issued 1,476,000 shares of its common stock in connection with the acquisition of On-Site.

During fiscal 2010, the majority shareholder of the Company paid $47,000 of compensation to an executive of the Company on behalf of the Company. As a result, the Company recorded this amount as a capital contribution with the compensation expense recorded in its statement of operations for the year ended September 30, 2010

Stock Option Plans
As of September 30, 2010, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan and 1999 Stock Option Plan. All three plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans.  During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees.  Vesting periods are established by the Compensation Committee at the time of grant.  All stock options outstanding as of September 30, 2010 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

A summary of stock option activity is as follows:
	Year Ended September 30
(Number of Options in Thousands)	2010	2009

Number of options outstanding:
Beginning of year	630	603
Granted	10	318
Exercised	—	(15)
Terminated	(253)	(276)

End of year	388	630

Number of options exercisable at end of year	318	530
Number of options available for grant at end of year	686	493

Weighted average option prices per share:
Granted during the year	$.31	$.57
Exercised during the year	—	.30
Terminated during the year	.83	1.43
Outstanding at end of year	.99	.94
Exercisable at end of year	1.06	.99

Stock options outstanding as of September 30, 2010 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $1.00	277	$.75	207	$.65	5.63
$1.25 to $2.39	111	1.42	111	1.42	5.15

As of September 30, 2010, the aggregate intrinsic value of outstanding stock options and exercisable stock options was zero.

The average fair value of stock options granted was estimated to be $0.17 and $0.30 per share in fiscal 2010 and 2009, respectively.  This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2010	2009

Expected option life (years)	5.0	5.0
Expected stock price volatility	65%	59%
Expected dividend yield	—%	—%
Risk-free interest rate	1.5%	2.4%

Stock-based compensation expense attributable to stock options was $11,000 in fiscal 2010 and $86,000 in fiscal 2009.  As of September 30, 2010, there was $25,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 4 years.

Segment Data

During 2010, the Company had a change in executive management and acquired On-Site. As a result of these events, the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation. Accordingly, the Company’s segment disclosures were revised in the current year.

The Company provides the following distinctive services: (a) placement services (b) temporary professional services staffing in the fields of information technology, engineering, and accounting and (c ) temporary staffing in the agricultural industry. The accounting policies of these segments are the same as those described in the Summary of Significant Accounting Policies.  Intersegment net service revenues are not significant.  Revenues generated from the temporary professional services staffing and temporary staffing in the agricultural industry are classified as contract revenues in the statement of operations. Selling and general and administrative expenses are not separately allocated among the agricultural and professional services staffing segments for internal reporting purposes.

(In Thousands)	Year Ended September 30
	2010	2009

Placement Services
Revenue	$2,897	$4,114
Operating income (loss)	(1,293)	(3,280)
Depreciation & amortization	181	178
Accounts receivable – Net	297	390

Contract Services
Agricultural Services Revenue	2,803	—
Professional Services Revenue	$6,217	$6,280
Agricultural Services Gross Margin	3.5%	—
Professional Services Gross Margin	29.1%	30.4%
Operating Income (loss)	$(263)	$(960)
Depreciation and amortization	57	19
Accounts receivable - agricultural services	274	—
Accounts receivable - professional services	848	648

Corporate
Operating income (loss)	(1,556)	(4,228)
Depreciation and amortization	$238	$197

Subsequent Events

Acquisition & Management Agreement with RFFG, LLC

In November 2010, the Company purchased certain assets of RFFG of Cleveland and DMCC Staffing, LLC (“DMCC”) and entered into a management agreement with RFFG, LLC (the previous parent company of RFFG of Cleveland and DMCC Staffing, LLC) to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers compensation, benefits, physical locations, IT, and employees. Thomas J. Bean, a 10% shareholder of the Company (prior to consideration of common shares issued in this transaction), is the owner of RFFG.  RFFG of Cleveland and DMCC have annual revenue of approximately $7 million.

In consideration of the services provided under the management agreement, RFFG will pay the Company approximately 6% of its gross revenues. Gross revenues of RFFG are expected to approximate $18 million on an annual basis, resulting in an expected management fee of approximately $1 million per year. The Company will need to add employees to provide the services required under the management agreement. The assets purchased related to RFFG of Cleveland and DMCC Staffing , LLC constitute businesses and as such the acquisition of these assets will be accounted for as a business combination. In consideration for the assets acquired and the rights under the management contract, the Company paid $2.4 million through the issuance of its common stock. In addition, the purchase agreement requires the Company to make additional payments of up to $2.4 million over the next four years if certain performance targets are achieved.

Wells Fargo Bank N.A. Financing Agreement

In December 2010, the Company terminated its agreement with Crestmark Bank & entered into a 2 year $3 million account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25%. Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois

We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. as of September 30, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois
December 22, 2010

Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T), Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.  Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the controls of On-Site Services, Inc. which the Company acquired on June 1, 2010, and whose financial statements reflect total assets and net revenues of 8% and 24%, respectively, of the related consolidated balances as of and for the year ended September 30, 2010.

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

Item 11, Executive Compensation.

Information set forth in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the heading “Executive Compensation” is incorporated herein by reference.

Item 12, Security Ownership of Certain Beneficial Owners and Management.

Information set forth in the Company’s Proxy Statement for the 2010 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2010
(number of shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	388	$.99	686
			-
Equity compensation plans not approved by security holders	—	—	—

Total	388	$.99	686

Item 13, Certain Relationships and Related Transactions, and Director Independence.

Information set forth in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the heading “Director Independence” is incorporated herein by reference.

Item 14, Principal Accountant Fees and Services.

Information set forth in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the heading “Principal Accountant Fees” is incorporated herein by reference.

PART IV

Item 15, Exhibits and Financial Statement Schedules.

Documents Filed

The following documents are filed as part of this report:
Page

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheet as of September 30, 2010 and September 30, 2009	14

Consolidated Statement of Operations for the years ended September 30, 2010 and September 30, 2009	15

Consolidated Statement of Cash Flows for the years ended September 30, 2010 and September 30, 2009	16

Consolidated Statement of Shareholders’ Equity for the years ended September 30, 2010 and September 30, 2009	17

Notes to Consolidated Financial Statements	18

All other financial statements schedules are omitted because they are not applicable.

Exhibits

The following exhibits are filed as part of this report:

No.	Description of Exhibit

2.01
Securities Purchase and Tender Offer Agreement, dated March 30, 2009, by and among General Employment Enterprises, Inc. and PSQ, LLC.  Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

2.02	Acquisition of Assets of On-Site Services dated June 2. 2010. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 8, 2010, File No. 1-05707.

2.03
Financial Statements of On-Site Services dated August 16, 2010, Incorporated by reference to Exhibit 99.1, Exhibit 99.2 and Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 16, 2010, File No. 1-05707.

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

10.20*
Amendment No. 4 dated as of February 5, 2010 to Statement of Acquisition of Beneficial Ownership by Herbert F. Imhoff, Jr. Incorporated by reference to Form SC 13D dated February 5, 2010, Commission File No. 5-40677

14.01
General Employment Enterprises, Inc. Code of Ethics for Directors, Officers and Employees, adopted as of August 16, 2004. Incorporated by reference to Exhibit 14.01 to the Company’s Form 8-K Current Report dated August 16, 2004, Commission File No. 1-05707.

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

Date:	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza Chief Executive Officer (Principal executive officer)

Date:	By: /s/ James R. Harlan
James R. Harlan Chief Financial Officer (Principal financial and accounting officer)

Date:	By: /s/ Dennis W. Baker
Dennis W. Baker, Director

Date:	By:/s/ Herbert F. Imhoff, Jr.
Herbert F. Imhoff, Jr., Director

Date:	By: /s/Charles W. B. Wardell III
Charles W. B. Wardell III, Director

Date:	By: /s/ Thomas C. Williams
Thomas C. Williams, Director