Form 10-Q
period 2010-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2011-02-22
CIK 40570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  1-05707

GENERAL EMPLOYMENT ENTERPRISES, INC
(Exact name of registrant as specified in its charter)

Illinois	36-6097429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois	60181
(Address of principal executive offices)	(Zip Code)

(630) 954-0400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock as of December 31, 2010 was 20,437,675.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
	December 31	September 30
	2010	2010
(In Thousands)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$243	$945
Accounts receivable, less allowances (December - 2010 - $ 99; September - 2010 - $86)	3,143	1,419
Other	221	216

Total current assets	3,607	2,580
Property and equipment, net	340	383
Goodwill	1,256	172
Intangible assets, net	3,674	259

Total assets	$8,877	$3,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$696	$107
Accrued compensation	857	769
Short-Term Debt	264	-
Other	841	495

Total current liabilities	2,658	1,371

Long-term obligations	2,210	431

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding – 20,437, shares in 2011 and 14,856 in 2010	9,689	7,287
Accumulated deficit	(5,680)	(5,695)

Total shareholders’ equity	4,009	1,592

Total liabilities and shareholders’ equity	$8,877	$3,394

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Three Months
	Ended December 31
(In Thousands, Except Per Share Amounts)	2010	2009

Net revenues:
Contract services	$4,887	$1,402
Placement services	923	570
Management Services	162	—
Net revenues	5,972	1,972

Cost of contract services	4,115	996
Selling, general and administrative expenses	1,735	1,547
Amortization of intangible assets	94	—

Income/(loss) from operations	28	(571)
Other expense, net	13	18

Net income/(loss)	$15	$(589)

Average number of shares - basic	14,917	13,380
Average number of shares - diluted	14,921	13,380
Net loss per share - basic and diluted	$—	$(.04)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Three Months
	Ended December 31
(In Thousands)	2010	2009

Operating activities:
Net Income (loss)	$15	$(589)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	141	50
Stock compensation expense	2	3
Other non-cash items	9	10
Changes in current assets and current liabilities -
Accounts receivable	(1,723)	237
Accounts payable	589	(47)
Accrued compensation	88	(205)
Other current items, net	(42)	23
Long-term obligations	(45)	(45)

Net cash used in operating activities	(966)	(563)

Financing activities:
Short-term debt	264	—

Net cash provided by financing activities	264	—

Decrease in cash and cash equivalents	(702)	(563)
Cash and cash equivalents at beginning of period	945	2,810

Cash and cash equivalents at end of period	$243	$2,247

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$15	$—

Supplemental Disclosure of Non-Cash Investing Activities:
In November 2010, the Company purchased certain assets of DMCC Staffing, LLC and RFFG of Cleveland, LLC in exchange for the issuance of 5,581 shares of common stock.

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)
	Three Months
	Ended December 31
(In Thousands)	2010	2009

Common shares outstanding:
Number at beginning of period	14,856	13,380
Issuance of common stock for acquisition	5,581	-

Number at end of period	20,437	13,380

Common stock:
Balance at beginning of period	$7,287	$6,743
Issuance of common stock for acquisition	2,400	-
Stock compensation expense	2	3

Balance at end of period	$9,689	$6,746

Accumulated deficit:
Balance at beginning of period	$(5,695)	$(4,139)
Net income (loss)	15	(589)

Balance at end of period	$(5,680)	$(4,728)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of results for a full year.  These financial statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2010.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The Company adopted this guidance on October 1, 2010 but the adoption did not have a material impact on the consolidated financial statements.

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

This guidance became effective for the Company on October 1, 2010, except the required disclosures regarding the Level 3 investments, which will not become effective for the Company until October 1, 2011.  The adoption did not have a material impact on the consolidated financial statements and the Company does not expect the adoption of the guidance regarding additional disclosures of Level 3 investments to have an impact on the consolidated financial statements.

Entry into Asset Purchase Agreements

 Acquisition of DMCC Staffing, LLC and RFFG of Cleveland,LLC

Effective November 1, 2010, the Company and its wholly-owned subsidiary, Triad Personnel Services, Inc., entered into an asset purchase agreement, dated as of October 29, 2010, with DMCC Staffing, LLC, (“DMCC”), RFFG of Cleveland, LLC, (“RFFG of Cleveland”), and Thomas J. Bean (the “Asset Purchase Agreement”), for the purchase of certain assets of DMCC and RFFG of Cleveland, including customer lists, comprising DMCC and RFFG of Cleveland’s services business.  Thomas Bean was the beneficial owner of approximately 9.9% of the Company’s outstanding shares prior to acquisition.  DMCC and RFFG of Cleveland’s services business is operated from offices in Ohio and provides labor and human resource solutions, including temporary staffing, human resources and payroll outsourcing services, labor and employment consulting and workforce solutions..  Currently, RFFG of Cleveland has one customer.

The closing of the Asset Purchase Agreement was subject to certain conditions, including entry into a definitive management and services agreement for the management by the Company of the businesses of certain affiliates of DMCC, RFFG of Cleveland and Mr. Bean (the “Management Agreement”).  On November 30, 2010, Business Management Personnel, Inc. (“BMP”), an indirect wholly-owned subsidiary of the Company, entered into the Management Agreement, effective as of November 1, 2010, with RFFG, LLC (“RFFG”). (Refer to Entry into Management Agreement footnote below for further description).

The assets purchased related to RFFG of Cleveland and DMCC constitute businesses and as such the acquisition of these assets were accounted for as a business combination. Pursuant to the Asset Purchase Agreement, the Company will issue $2,400,000 in shares of its common stock to DMCC and RFFG of Cleveland upon receipt of (a) stockholder approval of the transaction and of an increase to the Company’s authorized Common Stock and (b) approval of an additional listing application by the NYSE Amex Stock Exchange (5,581,395 shares based on the December 30, 2010 closing date).

In addition, commencing in 2011, if the aggregate EBITDA of the business acquired. including any management fees earned by the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.   In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect of such period will be reduced proportionately.  The EBITDA Targets will be $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met. Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four. At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.

The accounting guidance requires that contingent consideration be added to the purchase price and the resultant liability be recorded at fair value.  Given the terms of the earn-out provisions of the Asset Purchase Agreement , the Company believes that the earn-out will be paid and accordingly, has included the fair value of the projected total earn-out payments in the total consideration paid for the acquisition.  The total consideration paid is summarized as follows:

In Thousands

Stock consideration	$2,400
Earn-out consideration	2,198

Total consideration for acquisition	$4,598

The following table summarizes the approximate fair value of the assets acquired and liabilities assumed at the date of closing.

In Thousands

Fixed assets	$5
Intangible assets - management agreement	1,396
Intangible assets - customer relationships	2,113
Goodwill	1,084

Total fair value of assets acquired	$4,598

The purchase price allocation is preliminary and subject to further refinement based upon completion of asset valuations.  The results of operations of DMCC and RFFG of Cleveland are included in the Company’s statement of operations from the effective date of the acquisition, November 1, 2010.

In connection with the application of purchase accounting, the Company recorded its identifiable intangible assets at fair value. Fair value of the intangible assets was determined primarily through the use of a discounted cash flow analysis. The discounted cash flow analysis projected the estimated future cash flows to be generated by the underlying assets and discounted these at a rate reflecting perceived business and financial risks. The projected cash flow estimates used in the discounted cash flow analysis are based on management’s best estimate and actual results may differ. The valuation of these intangible assets is based predominately on Level 3 inputs. The levels of the fair value hierarchy are described below:

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

Acquisition of On-Site Services, Inc.

On June 1, 2010, the Company, through its wholly owned subsidiary Triad Personnel Services, Inc., entered into an Asset Purchase Agreement (the “On-Site Asset Purchase Agreement”) with On-Site Services, Inc. (“On-Site”) and Thomas J. Bean..  On-Site is located in Florida and provides labor and human resource solutions, including temporary staffing, human resources, labor and employment consulting and workforce solutions to the agricultural industry. Pursuant to the the On-Site Asset Purchase Agreement, upon On-Site’s direction, the Company issued  1,476,015 shares of its common stock (no par value) to Big Red Investments Partnership, Ltd, an affiliate of On-Site (based on a stated value of $600,000  divided by the average share price of the 20 consecutive trading days prior to the second trading day prior to the closing of the On-Site Asset Purchase Agreement).  For accounting purposes, the common stock issued were valued at approximately $487,000 based on the quoted market price on the closing date.  Under the On-Site Asset Purchase Agreement, if the aggregate EBITDA of the business acquired meets certain targets over a period of four years, the Company will be required to make earn-out payments to On-Site totaling up to $1,020,000, $600,000 of which is payable in cash and $420,000 of which is payable in cash or common stock, or any combination thereof, in the Company'’s sole discretion. The Company has determined the fair value of the contingent consideration that could be paid under the earn-out  provisions of the On-Site Asset Purchase Agreement is zero based on the estimated probability of any payment being made under this earn-out arrangement. Therefore, at the date of the acquisition, no value has been assigned to the contingent consideration. Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations.  Through December 31, 2010, there have been no changes in the estimated fair value of the potential earn-out consideration.  In addition, the Company also provided the seller, Thomas J Bean, of On-Site, Inc a non-interest bearing advance of $300,000 on June 1, 2010 which was fully repaid by June 30, 2010.

The following table summarizes the approximate fair value of the assets acquired at the date of the closing.

In Thousands

Fixed assets	$2
Intangible assets - non-compete agreement	89
Intangible assets - customer relationships	223
Goodwill	173

Total fair value of assets acquired	$487

The results of operations of On-Site are included in the Company’s statement of operations from the date of the acquisition.

Pro Forma Information

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions described above had occurred on the first day of the earliest period presented.

	Three months ended December 31
(In thousands)	2010	2009

Net sales	$6,563	$5,590
Net income (loss)	$26	$(747)

Basic and diluted loss per share	$0.00	$(0.04)

Entry into Management Service Agreement.

In conjunction with the Asset Purchase Agreement for DMCC and RFFG of Cleveland, Business Management Personnel, Inc. (“BMP”), an Ohio corporation and a wholly-owned subsidiary of General Employment Enterprises Inc., (the “Company”).  BMP entered into the Management Agreement with RFFG.  The Management Agreement became effective on November 1, 2010.

Pursuant to the Management Agreement, BMP agreed to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers’ compensation, benefits, physical locations, IT and employees.  The Management Agreement provides that additional services may be added if BMP and RFFG mutually agree to the cost to be charged by BMP for such services and as long as BMP has the resources to provide such services.

In consideration of the services provided under the Management Agreement, RFFG will pay BMP monthly fees that will approximate 6% of its gross revenues on an annual basis. Fees may be adjusted up or down by mutual agreement of the parties to accommodate seasonal trends in revenues of RFFG.  The Management Agreement may be terminated by either BMP or RFFG upon 180 days’ prior written notice.  The Company will need to add employees to provide the services required under the Management Agreement.

For the quarter ending December 31, 2010, the Company recorded approximately $162,000 of revenue related to this agreement.

Segment Data

As a result of the acquisition of DMCC and RFFG of Cleveland during the period and entry into the Management Agreement discussed above, the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation. Accordingly, the Company’s segment disclosures were revised in the current year.

The Company provides the following distinctive services: (a) placement services (b) temporary professional services staffing in the fields of information technology, engineering, and accounting (c ) temporary staffing in the agricultural industry (d) temporary light industrial staffing and (e) management services. Intersegment net service revenues are not significant.  Revenues generated from the temporary professional services staffing, temporary staffing in the agricultural industry and light industrial staffing are classified as contract revenues in the statement of operations. Selling and general and administrative expenses are not separately allocated among the agricultural, professional services, or industrial staffing segments for internal reporting purposes.

	Three Months Ended December 31
(In Thousands)	2010	2009

Placement Services
Revenue	$923	$570
Operating loss	(152)	(429)
Depreciation & amortization	47	43
Accounts receivable – Net	477	228

Management Services Revenue

Revenue	$162	$—

Fee Receivable	$162

Contract Services
Agricultural Services Revenue	$2,377	$—
Professional Services Revenue	1,575	1,402
Industrial Services Revenue	935
Agricultural Services Gross Margin	3.9%	—
Industrial Services Gross Margin	17.4%
Professional Services Gross Margin	32.9%	28.9%
Operating Income (loss)	$16	$(160)
Depreciation and amortization	95	7
Accounts receivable - agricultural services	932	—
Accounts receivable - industrial services	676
Accounts receivable - professional services	898	572

Consolidated
Operating income (loss)	28	(589)
Depreciation and amortization	$142	$50

Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenue, was $192,000 for the three-month period ended December 31, 2010 and $67,000 for the three-month period ended December 31, 2009.

Customer Concentration

The portion of consolidated net revenues derived from the Company’s largest customer was approximately 13.7 % for the quarter ending December 31, 2010 and 0% for the quarter ending December 31, 2009. This customer accounted for 11.3% of the consolidated accounts receivable as of December 31, 2010.   No other customer accounted for more than 10% of net revenues during the quarter ending December 31, 2009.

Other Expense, Net

The components of other expense, net are as follows:

	Three Months
	Ended December 31
(In Thousands)	2010	2009

Interest expense	$13	$10
Interest income	—	(3)
Loss on investments	—	11

Other expense, net	$13	$18

The loss on investments includes realized and unrealized holding gains and losses on trading securities.

Income Taxes

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that a future tax benefit would be realized.

Property and Equipment

Property and equipment consisted of the following:
	December 31	September 30
(In Thousands)	2010	2010

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures	1,874	1,886

Total property and equipment, at cost	3,321	3,333
Accumulated depreciation and amortization	(2,981)	(2,950)

Property and equipment, net	$340	$383

Intangible Assets – finite life

As of December 31, 2010
(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Non-Compete Agreement	$89	$11	$78
Customer Relationships	2,336	82	2,254
Management Agreement	1,396	54	1,342

	$3,821	$147	$3,674

Finite life intangible assets are comprised of a non-compete agreement, the Management Agreement and customer relationships.  The non-compete agreement is amortized on a straight – line basis over its estimated life of 5 years.  The customer relationships are amortized based on the future undiscounted cash flows over the next ten years.  The Management Agreement is amortized over the next four years based on the future undiscounted cash flows.  The future amortization expense for these finite life intangibles is as follows:  $503,000 for 2011, $615,000 in 2012, $615,000 in 2013, $616,000 in 2014, $222,000 in 2015, and $1,103,000 thereafter.

Commitments

As of December 31, 2010, the Company had contractual obligations to purchase approximately $381,000 of recruitment advertising through December 31, 2011.

Line of Credit

Through December 2010, the Company had a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company could borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan was secured by accounts receivable and other property of the Company.  Interest was charged at the rate of 1% above the prime rate.  Interest expense under this agreement was $4,500 for the quarter ended December 31, 2010.  In addition, the agreement required a maintenance fee of $3,500 per month and an annual loan fee of 1% of the maximum borrowing amount under the agreement. The Company incurred $29,000 of fees related to this agreement during the quarter ended December 31, 2010.  The term of the agreement was for three years or earlier upon demand by Crestmark, and was to be renewed automatically for consecutive two year terms unless terminated by either party.

In December 2010, the Company terminated its agreement with Crestmark Bank and entered into a two year $3 million account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25% (effective rate was 5.55% as of December 31, 2010. Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.

The Company believes that the borrowing availability provided by the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the acquisitions of current assets of On-Site, RFFG of Cleveland, and DMCC.

As of December 31, 2010, the borrowing base availability under this agreement was $419,000 and the outstanding borrowings approximated $264,000.  Total interest expense for the quarter ending December 31, 2010 approximated $285 and $1,600 in fees.

The loan and security agreement with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement.  As of December 31, 2010, the Company was in compliance with all such covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General Employment Enterprises, Inc. (the  “Company”) provides contract and placement staffing services for business and industry, primarily specializing in the placement of information technology, engineering and accounting professionals.  With the acquisition of certain of the assets of On-Site Services, Inc. (“On-Site”) in June 2010, the Company also began to provide contract staffing services for the agricultural industry. This business is located in Florida and provides labor and human resource solutions, including temporary staffing, to the agricultural industry.  On November 1, 2010, the Company and its wholly-owned subsidiary, Triad Personnel Services, Inc., an Illinois corporation, entered into an asset purchase agreement, dated as of October 29, 2010, with DMCC Staffing, LLC, an Ohio limited liability company (“DMCC”), RFFG of Cleveland, LLC, an Ohio limited liability company (“RFFG of Cleveland”), and Thomas J. Bean (the “Asset Purchase Agreement”), for the purchase of certain assets of DMCC and RFFG of Cleveland, including customer lists, comprising DMCC and RFFG of Cleveland’s services business.  DMCC and RFFG of Cleveland’s services business is operated from offices in Ohio and provides labor and human resource solutions, including temporary staffing, human resources and payroll outsourcing services, labor and employment consulting and workforce solutions. Currently, RFFG of Cleveland has one customer.

The closing of the Asset Purchase Agreement was subject to certain conditions, including entry into a definitive management and services agreement for the management by the Company of the businesses of certain affiliates of DMCC, RFFG of Cleveland and Mr. Bean (the “Management Agreement”).  On November 30, 2010, Business Management Personnel, Inc. (“BMP”), an Ohio corporation and an indirect wholly-owned subsidiary of the Company, entered into the Management Agreement, effective as of November 1, 2010, with RFFG, LLC (“RFFG”).

As of December 31, 2010, the Company operated fourteen offices located in eight states.

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:
	Quarter Ended December 31
(In thousands)	2010	2009
Placement Services	$923	$570
Management Services	162	—
Professional Contract Services	1,575	1,402
Agricultural Contract Services	2,377	—
Industrial Contract Services	935	—
Consolidated Net Revenues	$5,972	$1,972

Consolidated net revenues increased by $4,000,000 (203%) from the same period last year and was primarily due to the acquisition of certain assets of On-Site ($2,377,000), RFFG of Cleveland ($485,000), DMCC ($450,000) and  fees paid under the Management Agreement ($162,000), which contributed $3,474,000 in revenue for the period. Professional contract and placement services increased by $173,000 (12.3%) and $353,000 (61.9%) from the same period last year, respectively.

Cost of Services
The cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the three months ended December 31, 2010 increased by $3,118,000 (313%) due to the acquisition of certain assets of On-Site ($2,284,000), RFFG of Cleveland ($401,000), and DMCC ($372,000) which contributed $3,057,000 in cost of services for the period.  Due to competitive pricing pressures during the prior year, the gross profit margin on the professional contract services business increased from 29% in the quarter ended December 31, 2009 to 32.9% in the current year.  The gross profit margin of the On-Site business was 3.9%, RFFG of Cleveland (17.3%), and DMCC (17.3%) for the three months ended December 31, 2010.  The lower margin of the On-Site business was the primary reason for the decrease in the consolidated contract service gross profit margin from 29% in the quarter ended December 31, 2009 to 15.8% during the quarter ended December 31, 2010.

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

Selling, general and administrative expenses for the three months ended December 31, 2010 increased $188,000 (12.1%) compared to the same period last year.  Compensation in the operating divisions increased by $167,000 (61.6%) from the same period last year, reflecting a higher commission on greater volume of placement business.  Administrative compensation increased by $263,000 (90.4)% from the same period last year, reflecting the addition of On-Site,  RFFG of Cleveland and DMCC offices.  Branch occupancy costs decreased by $18,000 (12.7%) for the period because of operating fewer branch offices and more favorable lease agreements than last year.  Recruitment advertising also increased $31,000 (34.4)% due to higher utilization of job board posting services.  The results also include a $94,000 (46.8%) decrease in professional fees.  Legal and accounting fees decreased by $91,000 (61.1%) over the same period last year due to less professional fees related to both the GT Systems and other acquisitions and the Park Ave bank inquiry.

Amortization
The amortization expense of $94,000 recorded for the three months ended December 31, 2010 includes the amortization associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of On-Site, RFFG of Cleveland, and DMCC.  As these acquisitions were consummated in June 2010 and November 2010, there was no amortization expense associated with identifiable intangible assets in the three months ended December 31, 2009.

Other
Other expense, net for the three months ended December 31, 2010 was down 28% from the same period last year due to a reduction in investment losses.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Interest expense was $13,000 for the three months ending December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash and cash equivalents of $243,000, which was a decrease of $702,000 from September 30, 2010.  Net working capital at December 31, 2010 was $949,000, which was a decrease of $260,000 from September 30, 2010, and the current ratio was 1.36 to 1.  Shareholders’ equity as of December 31, 2010 was $4,009,000 which represented 45.2% of total assets.

During the three months ended December 31, 2010, net cash used by operating activities was $966,000.  The net income for the period, adjusted for depreciation and other non-cash charges, was $167,000, while working capital items used was $1,133,000and financing activities provided an additional $264,000 from borrowings under the Company’s new AR Credit Facility.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

In November 2010, the Company purchased certain assets of RFFG of Cleveland and DMCC and entered into the Management Agreement with RFFG (the  parent company of RFFG of Cleveland and DMCC) to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers compensation, benefits, physical locations, IT, and employees.

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

The assets purchased related to RFFG of Cleveland and DMCC constitute businesses and as such the acquisition of these assets were accounted for as a business combination.  Pursuant to the Asset Purchase Agreement, the Company will issue $2,400,000 in shares of its Common Stock to DMCC and RFFG of Cleveland upon receipt of (a) stockholder approval of the transaction and of an increase to the Company’s authorized Common Stock and (b) approval of an additional listing application by the NYSE Amex Stock Exchange.

In addition, commencing in 2011, if the aggregate EBITDA of the business acquired. including any management fees earned by the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.   In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect of such period will be reduced proportionately.  The EBITDA Targets will be $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met. Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four. At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.

In connection with the completion of the sale of shares of common stock to PSQ, LLC (“PSQ”) in fiscal 2009, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.  As of December 31, 2010, $394,000 remains payable under this agreement and is included in accrued expenses on the Company’s balance sheet.

In December 2010, the Company terminated its agreement with Crestmark Bank and entered into a two year $3 million account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25%. Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.

The Company believes that the borrowing availability under the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the acquisitions of certain assets of On-Site, RFFG of Cleveland, and DMCC.

Off-Balance Sheet Arrangements

As of December 31, 2010, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As of December 31, 2010, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s first quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

None.

Item 6. Exhibits.

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

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)
Date: February 22 , 2011	By: /s/ James R. Harlan
James R. Harlan
Chief Financial Officer and Treasurer (Principal financial and accounting officer and duly authorized officer)