Form 10-K/A
period 2010-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2011-04-15
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy Statement for the annual meeting of shareholders held on February 10, 2011 are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY PARAGRAPH

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend General Employment Enterprises, Inc.’s previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the Securities Exchange Commission on December 28, 2010 (the “Original Form 10-K”), to include (a) a conformed electronic signature of BDO USA, LLP to the Report of Independent Registered Public Accounting Firm; (b) dates to the signatures on the “Signatures” page; and (c) dated certifications as Exhibits 31.01, 31.02, 32.01 and 32.02.  The conformed electronic signature of BDO USA, LLP to the Report of Independent Registered Public Accounting Firm and the dates on the “Signatures” page and certifications were each inadvertently omitted from the Original Form 10-K.

For the convenience of the reader, this Amendment sets forth the Original 10-K in its entirety and includes the amendments described above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendments described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

i

ii

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

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance.  The statements made in this Form 10-K/A Annual Report which are not historical facts are forward-looking statements.  Such forward-looking statements often contain or are prefaced by words such as “will” and “expect.” As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause our actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.  The Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

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

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)	Year Ended September 30
	2010	2009
Common shares outstanding:
Number at beginning of year	13,380	5,165
Issuance of common stock	—	8,200
Issuance of common stock for acquisition	1,476	—
Exercises of stock options	—	15

Number at end of year	14,856	13,380

Common stock:
Balance at beginning of year	$6,743	$4,987
Issuance of common stock, net of issuance costs of $541	—	1,384
Issuance of common stock for acquisition	487	—
Compensation paid by majority shareholder	46	—
Stock compensation expense	11	368
Exercises of stock options	—	4

Balance at end of year	$7,287	$6,743

Retained earnings (accumulated deficit):
Balance at beginning of year	$(4,139)	$89
Net loss	(1,556	(4,228)

Balance at end of year	$(5,695)	$(4,139)

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

	Year Ended September 30
(In Thousands)	2010	2009

Placement Services
Revenue	$2,897	$4,114
Operating income (loss)	(1,293)	(3,280)
Depreciation & amortization	181	178
Accounts receivable – Net	297	390

Contract Services
Agricultural Services Revenue	2,803	—
Professional Services Revenue	$6,217	$6,280
Agricultural Services Gross Margin	3.5%	—
Professional Services Gross Margin	29.1%	30.4%
Operating Income (loss)	$(263)	$(960)
Depreciation and amortization	57	19
Accounts receivable - agricultural services	274	—
Accounts receivable - professional services	848	648

Corporate
Operating income (loss)	(1,556)	(4,228)
Depreciation and amortization	$238	$197

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

/s/ BDO USA, LLP

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

PART IV

Item 15, Exhibits and Financial Statement Schedules.

Documents Filed

The following documents are filed as part of this report:

Page

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheet as of September 30, 2010 and September 30, 2009	11

Consolidated Statement of Operations for the years ended	12
September 30, 2010 and September 30, 2009

Consolidated Statement of Cash Flows for the years ended	13
September 30, 2010 and September 30, 2009

Consolidated Statement of Shareholders’ Equity for the years ended	14
September 30, 2010 and September 30, 2009

Notes to Consolidated Financial Statements	15

All other financial statements schedules are omitted because they are not applicable.

Exhibits

The following exhibits are filed as part of this report:

No.	Description of Exhibit

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

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: April 15, 2011	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza
Chief Executive Officer
(Principal executive officer)

Date: April 15, 2011	By: /s/ James R. Harlan
James R. Harlan
Chief Financial Officer
(Principal financial and accounting officer)

Date: April 15, 2011	By: /s/ Dennis W. Baker
Dennis W. Baker, Director

Date: April 15, 2011	By: /s/ Herbert F. Imhoff, Jr.
Herbert F. Imhoff, Jr., Director

Date: April 15, 2011	By: /s/ Charles W. B. Wardell III
Charles W. B. Wardell III, Director

Date: April 15, 2011	By: /s/ Thomas C. Williams
Thomas C. Williams, Director