Form 10-Q
period 2011-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2011-05-16
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of May 12, 2011 was 20,449,675.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
	March 31	September 30
	2011	2010
(In Thousands)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$599	$945
Accounts receivable, less allowances (March - 2011- $ 125; September - 2010 - $86)	4,017	1,419
Other	206	216

Total current assets	4,822	2,580
Property and equipment, net	292	383
Goodwill	1,256	172
Intangible assets, net	3,519	259

Total assets	$9,889	$3,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$107
Accrued compensation	1,527	769
Short-Term Debt	1,266	—
Other	1,015	495

Total current liabilities	3,943	1,371

Long-term obligations	2,035	431

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding – 20,449 shares in 2011 and 14,856 shares in 2010	9,696	7,287
Accumulated deficit	(5,785)	(5,695)

Total shareholders’ equity	3,911	1,592

Total liabilities and shareholders’ equity	$9,889	$3,394
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Three Months		Six Months
	Ended March 31		Ended March 31
(In Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Net revenues:
Contract services	$6,626	1,456	11,512	2,858
Placement services	990	572	1,913	1,142
Management Services	288	—	450	—
Net revenues	7,904	2,028	13,875	4,000

Cost of contract services	5,803	1,059	9,918	2,055
Selling, general and administrative expenses	2,025	1,660	3,760	3,207
Amortization of intangible assets	155	—	249	—

Loss from operations	(79)	(691)	(52)	(1,262)
Other expense, net	(25)	(9)	(38)	(27)

Net loss	$(104)	(700)	(90)	(1,289)

Average number of shares – basic and diluted	20,447	13,380	17,652	13,380

Net loss per share - basic and diluted	$(.01)	(.05)	(.01)	(.10)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Six Months Ended March 31
(In Thousands)	2011	2010

Operating activities:
Net loss	$(90)	$(1,289)
Adjustments to reconcile net loss to net cash used in operating activities - Depreciation and amortization	345	100
Stock compensation expense	4	6
Expenses paid by principal stockholder	—	46
Non-cash interest expense	18	19
Changes in assets and liabilities -
Accounts receivable	(2,597)	174
Accounts payable	28	(137)
Accrued compensation	758	(126)
Other current items, net	284	(80)
Long-term obligations	(90)	(90)

Net cash used in operating activities	(1,616)	(1,377)
Investing activities:
Acquisition of property and equipment	(1)	—
Financing activities:
Proceeds from short-term debt	1,266	—
Exercises of stock options	5
Net cash provided by financing activities	1,271	—

Decrease in cash and cash equivalents	(346)	(1,377)
Cash and cash equivalents at beginning of period	945	2,810

Cash and cash equivalents at end of period	$599	$1,433

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$25	$—

Supplemental Disclosure of Non-Cash Investing Activities:
In November 2010, the Company purchased certain assets of DMCC Staffing, LLC and RFFG of Cleveland, LLC through the issuance of 5,581 shares of common stock.

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY (Unaudited)
	Six Months
	Ended March 31
(In Thousands)	2011	2010

Common shares outstanding:
Number at beginning of period	14,856	13,380
Issuance of common stock for acquisition	5,581	—
Issuance of common stock for options	12	—
Number at end of period	20,449	13,380

Common stock:
Balance at beginning of period	$7,287	$6,743
Stock compensation expense	4	6
Issuance of common stock for options	5	—
Issuance of common stock for acquisition	2,400	—
Administrative compensation paid by principal stockholder	—	46

Balance at end of period	$9,696	$6,795

Accumulated deficit:
Balance at beginning of period	$(5,695)	$(4,139)
Net loss	(90)	(1,289)

Balance at end of period	$(5,785)	$(5,428)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and the rules of the United States Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of results for a full year.  The September 30, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  These financial statements should be read in conjunction with the financial statements included in the annual report on Form 10-K for the year ended September 30, 2010 of General Employment Enterprises, Inc. (the “Company”).

Entry into Asset Purchase Agreements

 Acquisition of DMCC Staffing, LLC and RFFG of Cleveland,LLC

Effective November 1, 2010, the Company and its wholly-owned subsidiary, Triad Personnel Services, Inc., entered into an asset purchase agreement, dated as of October 29, 2010, with DMCC Staffing, LLC, (“DMCC”), RFFG of Cleveland, LLC, (“RFFG of Cleveland”), and Thomas J. Bean (the “Asset Purchase Agreement”), for the purchase of certain assets of DMCC and RFFG of Cleveland, including customer lists, comprising DMCC and RFFG of Cleveland’s services business.  Thomas Bean was the beneficial owner of approximately 9.9% of the Company’s outstanding shares prior to acquisition.  The business is operated from offices in Ohio and provides labor and human resource solutions, including temporary staffing, human resources and payroll outsourcing services, labor and employment consulting and workforce solutions.  The business of RFFG of Cleveland acquired by the Company has one customer.

The closing of the Asset Purchase Agreement was subject to certain conditions, including entry into a definitive management and services agreement for the management of the businesses of certain affiliates of DMCC, RFFG of Cleveland and Mr. Bean (the “Management Agreement”) by the Company.  On November 30, 2010, Business Management Personnel, Inc. (“BMP”), a wholly-owned subsidiary of the Company, entered into the Management Agreement, effective as of November 1, 2010, with RFFG, LLC (“RFFG”). (Refer to Entry into Management Agreement footnote below for further description).

The assets purchased from RFFG of Cleveland and DMCC constitute businesses and as such the acquisition of these assets were accounted for as a business combination. Pursuant to the Asset Purchase Agreement, the Company will issue $2,400,000 in shares of its common stock (5,581,395 shares based on the December 30, 2010 closing date) to DMCC and RFFG of Cleveland upon receipt of (a) stockholder approval of the transaction and of an increase to the Company’s authorized Common Stock and (b) approval of an additional listing application by the NYSE Amex Stock Exchange. On March 24, 2011, the Company received written consents in lieu of a meeting of shareholders from the holders of 71.8% of the shares of Common Stock, (i) approving the issuance of 5,581,395 shares of the Common Stock to DMCC Staffing and RFFG of Cleveland pursuant to the Asset Purchase Agreement and the issuance of any additional shares of Common Stock to DMCC and RFFG of Cleveland as may be necessary pursuant to certain earn-out payment provisions under the Asset Purchase Agreement; and (ii) approving an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of capital stock from 20,100,000 shares to 50,100,000 shares and to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares.

Commencing in 2011, if the aggregate EBITDA of the business acquired, including any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.   In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect to such period will be reduced proportionately.  The EBITDA Targets are $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met. Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four. At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.

The accounting guidance requires that contingent consideration be added to the purchase price and the resultant liability be recorded at fair value.  Given the terms of the earn-out provisions of the Asset Purchase Agreement, the Company believes that the earn-out will be paid and accordingly, has included the fair value of the projected total earn-out payments in the total consideration paid for the acquisition.  Through March 31, 2011, there has been no change in the estimated fair value of the earnout consideration to be paid.  The total consideration paid is summarized as follows:

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

Acquisition of On-Site Services, Inc.

On June 1, 2010, the Company, through its wholly-owned subsidiary Triad Personnel Services, Inc., entered into an Asset Purchase Agreement (the “On-Site Asset Purchase Agreement”) with On-Site Services, Inc. (“On-Site”) and Thomas J. Bean.  On-Site is located in Florida and provides labor and human resource solutions, including temporary staffing, human resources, labor and employment consulting and workforce solutions to the agricultural industry. Pursuant to the On-Site Asset Purchase Agreement, upon On-Site’s direction, the Company issued  1,476,015 shares of its Common Stock (no par value) to Big Red Investments Partnership, Ltd, an affiliate of On-Site (based on a stated value of $600,000 divided by the average share price of the 20 consecutive trading days prior to the second trading day prior to the closing of the On-Site Asset Purchase Agreement).  For accounting purposes, the shares of Common Stock issued were valued at approximately $487,000 based on the quoted market price on the closing date.  Under the On-Site Asset Purchase Agreement, if the aggregate EBITDA of the business acquired meets certain targets over a period of four years, the Company will be required to make earn-out payments to On-Site totaling up to $1,020,000, $600,000 of which is payable in cash and $420,000 of which is payable in cash or Common Stock, or any combination thereof, in the Company’s sole discretion. The Company has determined the fair value of the contingent consideration that could be paid under the earn-out  provisions of the On-Site Asset Purchase Agreement is zero based on the estimated probability of any payment being made under this earn-out arrangement. Therefore, at the date of the acquisition, no value has been assigned to the contingent consideration. Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations.  Through March 31, 2011, there have been no changes in the estimated fair value of the potential earn-out consideration.  In addition, the Company also provided the principal, Thomas J. Bean, of On-Site a non-interest bearing advance of $300,000 on June 1, 2010, which was fully repaid by June 30, 2010.

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

	Three Months Ended March 31		Six Months Ended March 31
(In thousands)	2011	2010	2011	2010
Net sales	$7,904	$5,933	$14,466	$11,688
Net loss	$(104)	$(568)	$(49)	$(1,186)

Basic and diluted loss per share	$(.01)	$(.04)	$(.01)	$(.09)

Entry into Management Service Agreement

In conjunction with the Asset Purchase Agreement for DMCC and RFFG of Cleveland, BMP, an Ohio corporation and a wholly-owned subsidiary of the Company,  BMP entered into the Management Agreement with RFFG.  The Management Agreement became effective on November 1, 2010.

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

In consideration of the services provided under the Management Agreement, RFFG will pay BMP monthly fees that will approximate 6% of its gross revenues on an annual basis. Fees may be adjusted up or down by mutual agreement of the parties to accommodate seasonal trends in revenues of RFFG.  The Management Agreement may be terminated by either BMP or RFFG upon 180 days’ prior written notice.  The Company added employees to provide the services required under the Management Agreement.

For the six months and quarter ending March 31, 2011, the Company recorded approximately $450,000 and $288,000 of revenue related to this agreement, respectively.

Segment Data

As a result of the acquisition of certain of the assets of DMCC and RFFG of Cleveland and entry into the Management Agreement discussed above, the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation. Accordingly, the Company’s segment disclosures were revised in the current year.

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

	Three Months Ended		Six Months Ended
	March 31		March 31
(In Thousands)	2011	2010	2011	2010

Placement Services
Revenue	$990	$572	$1,913	$1,142
Operating loss	(108)	(616)	(260)	(1,045)
Depreciation & amortization	49	44	96	91
Accounts receivable – Net	599	223	599	223

Management Services
Revenue	$288	$—	$450	$—
Fee Receivable	371	—	371	—

Contract Services
Agricultural Services Revenue	$3,035	$—	$5,412	$—
Professional Services Revenue	1,600	1,456	3,175	2,858
Industrial Services Revenue	1,991	—	2,925	—
Agricultural Services Gross Margin	4.4%	—	4.2%	—
Industrial Services Gross Margin	13.0%	—	14.4%	—
Professional Services Gross Margin	26.9%	27.3%	29.9%	28.1%
Operating loss	$(171)	$(84)	$(155)	$(244)
Depreciation and amortization	164	6	249	9
Accounts receivable - agricultural services	868	—	868	—
Accounts receivable - industrial services	1,221	—	1,221	—
Accounts receivable - professional services	897	641	897	641

Consolidated
Operating loss	(104)	(700)	(90)	(1,289)
Depreciation and amortization	$203	$50	$345	$100

Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenue, was $362,000 and $144,000 for the six-month periods ended March 31, 2011and 2010, respectively, and $170,000 and $77,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

Customer Concentration

The portion of consolidated net revenues derived from the Company’s largest customer was approximately 21.4 % for the quarter ending March 31, 2011.  The second largest customer accounted for 15.2% for the quarter ending March 31, 2011.  No other customer accounted for more than 10% of net revenues during the quarter ending March 31, 2011 or 2010.  The Company’s largest customer for the six months ending March 31, 2011 was approximately 18.1% of revenue with the second largest accounting for 12.2%.  No other customer accounted for more than 10% of net revenues during the six months ending March 31, 2011 or 2010.

Other Expense, Net

The components of other expense, net are as follows:

	Three Months Ended March 31		Six Months Ended March 31
(In Thousands)	2011	2010	2011	2010

Interest expense	$(25)	$(9)	$(38)	$(19)
Interest income	—	—	—	3
Loss on investments	—	—	—	(11)

Other expense, net	$(25)	$(9)	$(38)	$(27)

The loss on investments includes realized and unrealized holding gains and losses on trading securities.

Income Taxes

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that a future tax benefit would be realized.

Property and Equipment

Property and equipment consisted of the following:
	March 31	September 30
(In Thousands)	2011	2010

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures	1,874	1,886

Total property and equipment, at cost	3,321	3,333
Accumulated depreciation and amortization	(3,029)	(2,950)

Property and equipment, net	$292	$383

Intangible Assets – finite life

As of March 31, 2011
(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Non-Compete Agreement	$89	$15	$74
Customer Relationships	2,336	152	2,184
Management Agreement	1,396	135	1,261

	$3,821	$302	$3,519

Finite life intangible assets are comprised of a non-compete agreement, the Management Agreement and customer relationships.  The non-compete agreement is amortized on a straight – line basis over its estimated life of 5 years.  The customer relationships are amortized based on the estimated future undiscounted cash flows over the next ten years.  The Management Agreement is amortized over the next four years based on the estimated future undiscounted cash flows.  The future amortization expense for these finite life intangibles is as follows:  $348,000 for 2011, $615,000 in 2012, $615,000 in 2013, $616,000 in 2014, $222,000 in 2015, and $1,103,000 thereafter.

Commitments

As of March 31, 2011, the Company had contractual obligations to purchase approximately $413,000 of recruitment advertising through December 31, 2011.

Line of Credit

Through December 2010, the Company had a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company could borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan was secured by accounts receivable and other property of the Company.  Interest was charged at the rate of 1% above the prime rate.  Interest expense under this agreement was $4,500 for the six months end March 31, 2011.  In addition, the agreement required a maintenance fee of $3,500 per month and an annual loan fee of 1% of the maximum borrowing amount under the agreement. The Company incurred $29,000 of fees related to this agreement during the six months ended March 31, 2011.  The term of the agreement was for three years or earlier upon demand by Crestmark, and was to be renewed automatically for consecutive two year terms unless terminated by either party.

In December 2010, the Company terminated its agreement with Crestmark Bank and entered into a two year $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25% (effective rate was 6.59% as of March 31, 2011.) Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.

The Company believes that the borrowing availability provided by the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the acquisitions of certain assets of On-Site, RFFG of Cleveland, and DMCC.

As of March 31, 2011, the borrowing base availability under this agreement was $336,000 and the outstanding borrowings approximated $1,266,000.  Total interest expense for the quarter and six months ending March 31, 2011 approximated $18,000 and $19,000, respectively.

The loan and security agreement with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement.  As of March 31, 2011, the Company was in compliance with all such covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General Employment Enterprises, Inc. (the “Company”) provides contract and placement staffing services for business and industry, primarily specializing in the placement of information technology, engineering and accounting professionals.  With the acquisition of certain of the assets of On-Site Services, Inc. (“On-Site”) in June 2010, the Company also began to provide contract staffing services for the agricultural industry. This business is located in Florida and provides labor and human resource solutions, including temporary staffing, to the agricultural industry.  On November 1, 2010, the Company and its wholly-owned subsidiary, Triad Personal Services, Inc. an Illinois corporation, entered into an asset purchase agreement, dated as of October 29, 2010, with DMCC Staffing, LLC, an Ohio limited liability company (“DMCC”), RFFG of Cleveland, LLC, an Ohio limited liability company (“RFFG of Cleveland”), and Thomas J. Bean (the “Asset Purchase Agreement”), for the purchase of certain assets of DMCC and RFFG of Cleveland, including customer lists, comprising DMCC and RFFG of Cleveland’s services business.  This business is operated from offices in Ohio and provides labor and human resource solutions, including temporary staffing, human resources and payroll outsourcing services, labor and employment consulting and workforce solutions. The business of RFFG of Cleveland acquired by the Company has one customer.

The closing of the Asset Purchase Agreement was subject to certain conditions, including entry into a definitive management and services agreement for the management by the Company of the businesses of certain affiliates of DMCC, RFFG of Cleveland and Mr. Bean (the “Management Agreement”).  On November 30, 2010, Business Management Personnel, Inc. (“BMP”), an Ohio corporation and an wholly-owned subsidiary of the Company, entered into the Management Agreement, effective as of November 1, 2010, with RFFG, LLC (“RFFG”).

As of March 31, 2011, the Company operated fourteen offices located in eight states.

Results of Operations – Six Months Ended March 31, 2011 Compared to the Six Months Ended March 31, 2010

Net Revenues

Consolidated net revenues are comprised of the following:
	Six Months Ended March 31
(In thousands)	2011	2010
Placement Services	$1,913	$1,142
Management Services	450	—
Professional Contract Services	3,175	2,858
Agricultural Contract Services	5,412	—
Industrial Contract Services	2,925	—
Consolidated Net Revenues	$13,875	$4,000

Consolidated net revenues increased by approximately $9,875,000 (246.8%) from the same period last year and the increase was primarily due to the acquisition of certain assets of On-Site ($5,412,000), RFFG of Cleveland ($1,689,000), DMCC ($1,236,000) and  fees earned under the Management Agreement ($450,000), which contributed approximately $8,787,000 in revenue for the period. Professional contract and placement services increased by approximately $317,000 (11.6%) and $771,000 (39.6%) from the same period last year, respectively.  The increase in placements and professional contract services was due to the improvement in the economy and the job market.

Cost of Services
The cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the six months ended March 31, 2011 increased by approximately $7,863,000 (383%) due to the acquisition of certain assets of On-Site ($5,186,000), RFFG of Cleveland ($1,451,000), and DMCC ($1,054,000) which contributed approximately $7,691,000 in cost of services for the period.  Due to competitive pricing pressures, the gross profit margin on the professional contract services business decreased from 27.3% in the quarter ended March 31, 2010 to 26.9% in the quarter ended March 31, 2011. For the six months ended March 31, 2011, the gross profit margin of the On-Site business was 4.2%, the gross profit margin of the RFFG of Cleveland business was 14.1%, and the gross profit margin of the DMCC business was14.7%.  The decrease in the consolidated contract service gross profit margin from 27.3% for the six months ended March 31, 2010 to 13.9% for the six months ended March 31, 2011 is primarily due to the lower margin’s earned on On-Site services.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include the following categories:

●
Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements.  It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.

●
Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

●	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.
●	Recruitment advertising, which includes the cost of identifying job applicants.
●
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

Selling, general and administrative expenses for the six months ended March 31, 2011 increased by approximately $560,000 (17.5%) compared to the same period last year.  Compensation in the operating divisions increased by approximately $359,000 (66.7%) from the same period last year, reflecting a higher commission on greater volume of placement business.  Administrative compensation and branch occupancy costs were relatively consistent with the same period last year.  Recruitment advertising increased by approximately $57,000 (31.6%) due to higher utilization of job board posting services.  Legal and accounting fees decreased by approximately $256,000 (65.8%) over the same period last year due to fewer fees related to both the GT Systems and other acquisitions and the Park Ave bank inquiry.

Amortization
The amortization expense of approximately $249,000 recorded for the six months ended March 31, 2011 includes the amortization associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of On-Site, RFFG of Cleveland, and DMCC.  As these acquisitions were consummated in June 2010 and November 2010, there was no amortization expense associated with identifiable intangible assets in the six months ended March 31, 2010.

Other
Other expense, net for the six months ended March 31, 2011 increased by approximately $11,000, or 40.7% from the same period last year primarily due to additional interest expense incurred related to the Wells Fargo bank agreement.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Interest expense was approximately $38,000 for the six months ended March 31, 2011.

Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Revenues
Consolidated net revenues for the three months ended March 31, 2011 increased by approximately $5,876,000 (289.7%) from the prior year.  Contract service revenues increased by approximately $5,170,000 (355.1%) primarily due to approximately $3,035,000 of revenue from the On-Site business acquisition, $1,204,000 of revenue from the RFFG of Cleveland business and $787,000 of revenue from the DMCC acquisition. Placement service revenues increased by approximately $418,000 (73.1%) due to a 70.7% increase in the number of placements.

Cost of Contract Services
The cost of contract services for the three months ended March 31, 2011 increased by approximately $4,744,000 (448%) as a result of an increase in the volume of contract business due to the acquisition of certain assets of On-Site, RFFG of Cleveland and DMCC.  The gross profit margin on contract business was 12.4% for the three months ended March 31, 2011 compared to 27.3% for the three months ended March 31, 2010. The decrease in the gross profit margin was due to an increase in the Ohio unemployment and sales tax, an increase in the professional contract wages and the addition of On-Site services gross profit margin of 4.4%.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2011 increased by approximately $365,000 (22%). Compensation in the operating divisions increased by approximately $192,000, reflecting higher commission expense on the greater volume of permanent placement business.  Administrative compensation decreased by approximately $19,000, reflecting executive pay reductions.  Occupancy costs increased by approximately 37.9% for the period because of operating more branch offices than last year.  All other selling, general and administrative expenses together increased 29.3%  due to $249,000 of amortization expense and the addition of RFFG of Cleveland, DMCC and Business Management Personnel which contributed $165,000, $99,000 and $87,000 in expenses, respectively.

Other
Other expense, net for the three months ended March 31, 2011increased by approximately $16,000, or 177.8%,from the same period last year due to the interest expense incurred on the Wells Fargo bank agreement this year.

There were no credits for income taxes as a result of the pretax losses during the periods, because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

As of March 31, 2011, the Company had cash and cash equivalents of approximately $599,000, which was a decrease of approximately $346,000 from September 30, 2010.  Net working capital at March 31, 2011 was approximately $879,000, which was a decrease of approximately $330,000 from September 30, 2010, and the current ratio was 1.2 to 1.

During the six months ended March 31, 2011, net cash used by operating activities was approximately $1,616,000.  The net income for the period, adjusted for depreciation and other non-cash charges, was approximately $49,000, while working capital items used approximately $1,665,000 and financing activities provided an additional $1,271,000 from borrowings under the Company’s credit facility with Wells Fargo.  The large increase in the contract business, approximately $8,667,000, and the corresponding increase in payroll for the six months ending March 31, 2011 has resulted in a significant amount of additional borrowings under the credit facility.

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

In consideration of the services provided under the Management Agreement, RFFG will pay the Company approximately 6% of its gross revenues. Gross revenues of RFFG are expected to approximate $18 million on an annual basis, resulting in an expected management fee of approximately $1 million per year. The Company has added employees to provide the services required under the Management Agreement.

The assets purchased related to RFFG of Cleveland and DMCC constitute businesses and as such the acquisition of these assets were accounted for as a business combination.  Pursuant to the Asset Purchase Agreement, the Company will issue $2,400,000 in shares of its Common Stock to DMCC and RFFG of Cleveland upon receipt of (a) stockholder approval of the transaction and of an increase to the Company’s authorized Common Stock and (b) approval of an additional listing application by the NYSE Amex Stock Exchange. On March 24, 2011, the Company received written consents in lieu of a meeting of shareholders from the holders of 71.8% of the shares of Common Stock, (i) approving the issuance of 5,581,395 shares of the Common Stock to DMCC Staffing and RFFG of Cleveland pursuant to the Asset Purchase Agreement and the issuance of any additional shares of Common Stock to DMCC and RFFG of Cleveland as may be necessary pursuant to certain earn-out payment provisions under the Asset Purchase Agreement; and (ii) approving an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of capital stock from 20,100,000 shares to 50,100,000 shares and to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares.

Commencing in 2011, if the aggregate EBITDA of the business acquired. including any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.   In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect of such period will be reduced proportionately.  The EBITDA Targets will be $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met. The Company has not made any earnout payments through March 31, 2011 and still expects the cumulative targets to be met.  Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four. At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.

In connection with the completion of the sale of shares of Common Stock to PSQ, LLC (“PSQ”) in fiscal 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.  As of March 31, 2011, $357,000 remains payable under this agreement and is included in accrued expenses on the Company’s balance sheet.

In December 2010, the Company terminated its agreement with Crestmark Bank and entered into a two year $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25%. Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.

The Company believes that the borrowing availability under its AR Credit Facility will be adequate to fund continuing operations and the increase in working capital needs resulting from the acquisitions of certain assets of On-Site, RFFG of Cleveland, and DMCC.

Off-Balance Sheet Arrangements

As of March 31, 2011, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Forward-Looking Statements

As a matter of policy, the Company does not provide forecasts of future financial performance.  The statements made in this Form 10-Q Quarterly Report which are not historical facts are forward-looking statements.  Such forward-looking statements often contain or are prefaced by words such as “will” and “expect.” As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company’s actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management.  The Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

As of March 31, 2011, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s second quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

[None.]

Item 1A. Risk Factors

[None.]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

[None.]

Item 3.  Defaults Upon Senior Securities

[None.]

Item 4.  (Removed and Reserved).

Item 5.  Other Information

For a description of the Company’s AR Credit Facility entered into with Wells Fargo on December 10, 2010, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.  The AR Credit Facility is filed herewith as Exhibit 10.1.

Item 6. Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.01	Wells Fargo National Association – Account Purchase Agreement

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: May 16, 2011	By: /s/ James R. Harlan
James R. Harlan
Chief Financial Officer and Treasurer (Principal financial and accounting officer and duly authorized officer)