Form 10-Q
period 2011-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2011-08-15
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

The number of shares outstanding of the registrant’s common stock as of August 15, 2011 was 20,449,675.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
	June 30	September 30
	2011	2010
(In Thousands)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$297	$945
Accounts receivable, less allowances (June 2011- $ 112; September 2010 - $86)	4,553	1,419
Other	200	216

Total current assets	5,050	2,580
Property and equipment, net	303	383
Goodwill	1,256	172
Intangible assets, net	3,365	259

Total assets	$9,974	$3,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183	$107
Accrued compensation	1,665	769
Short-term debt	976	—
Other	1,090	495

Total current liabilities	3,914	1,371

Long-term obligations	1,924	431

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding – 20,449 shares in 2011 and 14,856 shares in 2010	9,698	7,287
Accumulated deficit	(5,562)	(5,695)

Total shareholders’ equity	4,136	1,592

Total liabilities and shareholders’ equity	$9,974	$3,394

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months		Nine Months
	Ended June 30		Ended June 30
(In Thousands, Except Per Share Amounts)	2011	2010	2011	2010

Net revenues:
Contract staffing services	$10,239	$2,982	$21,751	$5,840
Direct hire placement services	1,142	854	3,055	1,996
Management services	336	—	786	—
Net revenues	11,717	3,836	25,592	7,836

Cost of contract services	9,049	2,445	18,967	4,500
Selling, general and administrative expenses	2,215	1,519	5,974	4,726
Amortization of intangible assets	154	—	403	—

Income(loss) from operations	299	(128)	248	(1,390)
Other expense, net	(77)	(9)	(115)	(36)

Net Income (loss)	$222	$(137)	$133	$(1,426)

Weighted average number of shares – basic	20,449	13,867	18,584	13,542
Weighted average number of shares – diluted	20,750	13,867	18,884	13,542

Net Income (loss) per share - basic	.01	(.01)	.01	(.11)
Net Income (loss) per share - diluted	$.01	$(.01)	$.01	$(.11)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months
	Ended June 30
(In Thousands)	2011	2010

Operating activities:
Net income (loss)	$133	$(1,426)

Adjustments to reconcile net income (loss) to net cash used in operating activities -
Depreciation and amortization	541	166
Stock compensation expense	7	10
Non-cash interest expense	66	—
Expenses paid by principal stockholder	—	46
Changes in assets and liabilities -
Accounts receivable	(3,134)	(1,092)
Accounts payable	76	(273)
Accrued compensation	896	390
Other current items, net	228	59
Long-term obligations	(388)	(135)

Net cash used in operating activities	(1,575)	(2,255)
Investing activities:
Acquisition of property and equipment	(54)	—
Financing activities:
Net proceeds from short-term debt	976	—
Exercises of stock options	5	—
Net cash provided by financing activities	981	—

Decrease in cash and cash equivalents	(648)	(2,255)
Cash and cash equivalents at beginning of period	945	2,810

Cash and cash equivalents at end of period	$297	$555

Supplemental Disclosure of Cash Flow Information:
Interest paid	$73	$36

Supplemental Disclosure of Non-Cash Investing Activities:
In November 2010, the Company purchased certain assets of DMCC Staffing, LLC and RFFG of Cleveland, LLC and agreed to issue 5,581 shares of common stock to DMCC Staffing and RFFG of Cleveland, LLC.

In June 2010, the Company purchased certain assets of On-Site Services, Inc. through the issuance of 1,476 shares of common stock.

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
	Nine Months
	Ended June 30
(In Thousands)	2011	2010

Common shares outstanding:
Number at beginning of period	14,856	13,380
Issuance of common stock for acquisition	5,581	1,476
Issuance of common stock for options	12	—
Number at end of period	20,449	14,856

Common stock:
Balance at beginning of period	$7,286	$6,743
Stock compensation expense	7	—
Issuance of common stock for options	5	487
Issuance of common stock for acquisition	2,400	10
Administrative compensation paid by principal stockholder	—	46

Balance at end of period	$9,698	$7,286

Accumulated deficit:
Balance at beginning of period	$(5,695)	$(4,139)
Net Income(loss)	133	(1,426)

Balance at end of period	$(5,562)	$(5,565)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.Basis of Presentation

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

2.Entry into Asset Purchase Agreements

 Acquisition of DMCC Staffing, LLC and RFFG of Cleveland,LLC

Effective November 1, 2010, the Company and its wholly-owned subsidiary, Triad Personnel Services, Inc. (Triad) entered into an asset purchase agreement (the “Asset Purchase Agreement”), dated as of October 29, 2010, with DMCC Staffing, LLC, (“DMCC”), RFFG of Cleveland, LLC, (“RFFG of Cleveland”), and Thomas J. Bean, for the purchase of certain assets of DMCC and RFFG of Cleveland, including customer lists, comprising DMCC’s and RFFG of Cleveland’s services business.  Thomas Bean was the beneficial owner of approximately 9.9% of the Company’s outstanding shares prior to acquisition.  The business is operated from offices in Ohio and provides labor and human resource solutions, including temporary staffing, human resources and payroll outsourcing services, labor and employment consulting and workforce solutions.  RFFG of Cleveland has one customer.

The closing of the Asset Purchase Agreement was subject to certain conditions, including entry into a definitive management and services agreement for the management of the businesses of certain affiliates of DMCC, RFFG of Cleveland and Mr. Bean (the “Management Agreement”) by the Company.  On November 30, 2010, Business Management Personnel, Inc. (“BMP”), a wholly-owned subsidiary of the Company, entered into the Management Agreement, effective as of November 1, 2010, with RFFG, LLC (“RFFG”). (Refer to Entry into Management Service Agreement footnote below for further description).

The assets purchased from RFFG of Cleveland and DMCC constitute businesses and as such the acquisition of these assets were accounted for as a business combination. Pursuant to the Asset Purchase Agreement, the Company agreed to issue $2,400,000 in shares of its common stock (5,581,395 shares based on the December 30, 2010 closing date) to DMCC and RFFG of Cleveland upon receipt of (a) stockholder approval of the transaction and of an increase to the Company’s authorized Common Stock and (b) approval of an additional listing application by the NYSE Amex Stock Exchange. On March 24, 2011, the Company received written consents in lieu of a meeting of shareholders from the holders of 71.8% of the shares of Common Stock, (i) approving the issuance of 5,581,395 shares of the Common Stock to DMCC Staffing and RFFG of Cleveland pursuant to the Asset Purchase Agreement and the issuance of any additional shares of Common Stock to DMCC and RFFG of Cleveland as may be necessary pursuant to certain earn-out payment provisions under the Asset Purchase Agreement; and (ii) approving an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of capital stock from 20,100,000 shares to 50,100,000 shares and to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares.

Commencing in 2011, if the aggregate EBITDA of the businesses acquired, including any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.   In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect to such period will be reduced proportionately.  The EBITDA Targets are $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met.

Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four. At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.  As of June 30, 2011 RFFG of Cleveland and DMCC has accrued $266,235 of earn-out payments.

The accounting guidance requires that contingent consideration be added to the purchase price and the resultant liability be recorded at fair value.  Given the terms of the earn-out provisions of the Asset Purchase Agreement, the Company believes that the earn-out will be paid and accordingly, has included the fair value of the projected total earn-out payments in the total consideration paid for the acquisition.  Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations. Through June 30, 2011, there has been no change in the estimated fair value of the earn-out consideration to be paid.  The total consideration is summarized as follows:

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

Acquisition of On-Site Services, Inc.

On June 1, 2010, the Company, through its wholly-owned subsidiary Triad Personnel Services, Inc., entered into an asset purchase agreement (the “On-Site Asset Purchase Agreement”) with On-Site Services, Inc. (“On-Site”) and Thomas J. Bean.  On-Site is located in Florida and provides labor and human resource solutions, including temporary staffing, human resources, labor and employment consulting and workforce solutions to the agricultural industry. Pursuant to the On-Site Asset Purchase Agreement, upon On-Site’s direction, the Company issued 1,476,015 shares of its Common Stock (no par value) to Big Red Investments Partnership, Ltd, an affiliate of On-Site (based on a stated value of $600,000 divided by the average share price of the 20 consecutive trading days prior to the second trading day prior to the closing of the On-Site Asset Purchase Agreement).  For accounting purposes, the shares of Common Stock issued were valued at approximately $487,000 based on the quoted market price on the closing date.  Under the On-Site Asset Purchase Agreement, if the aggregate EBITDA of the business acquired meets certain targets over a period of four years, the Company will be required to make earn-out payments to On-Site totaling up to $1,020,000, $600,000 of which is payable in cash and $420,000 of which is payable in cash or Common Stock, or any combination thereof, in the Company’s sole discretion. The Company has determined the fair value of the contingent consideration that could be paid under the earn-out provisions of the On-Site Asset Purchase Agreement is zero based on the estimated probability that no payment will be made under this earn-out arrangement. Therefore, at the date of the acquisition, no value has been assigned to the contingent consideration. Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations.  As of June 30, 2011, there has been no earn-out payments accrued or changes in the estimated fair value of the potential earn-out consideration.  In addition, the Company also provided the principal, Thomas J. Bean, of On-Site a non-interest bearing advance of $300,000 on June 1, 2010, which was fully repaid by June 30, 2010.

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

	Three Months Ended		Nine Months Ended
	June 30		June 30
(In thousands)	2011	2010	2011	2010

Net revenues	$11,717	$9,089	$26,183	$20,777
Net Income (loss)	$222	$224	$173	$(962)

Basic and diluted income (loss) per share	$.01	$.01	$.01	$(0.07)

3. Entry into Management Service Agreement

In conjunction with the Asset Purchase Agreement for DMCC and RFFG of Cleveland, BMP, an Ohio corporation and a wholly-owned subsidiary of the Company, entered into the Management Agreement with RFFG.  The Management Agreement became effective on November 1, 2010.

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

In consideration of the services provided under the Management Agreement, RFFG will pay BMP monthly fees that will approximate 6% of its gross revenues on an annual basis. Fees may be adjusted up or down by mutual agreement of the parties to accommodate seasonal trends in revenues of RFFG.  The Management Agreement may be terminated by either BMP or RFFG upon 180 days prior written notice.  The Company added employees to provide the services required under the Management Agreement.

For the nine months and quarter ended June 30, 2011, the Company recorded approximately $786,000 and $336,000 of revenue related to this agreement, respectively.  As of June 30, 2011, BMP has $523,000 of management fee receivable.

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, the former owners RFFG have ceased operations as of July 15, 2011.  Management is assessing the impact on the $1,180,000 of unamortized management agreement intangible assets and the $2,240,000 contingent earn-out liabilities in the financial statements.

4. Recent Accounting Developments:

In May 2011, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (ASU 2011-04).  ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in  GAAP.  ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and shall be applied prospectively.  The Company does not expect ASU 2011-04 to have a material effect on our consolidated financial statements, however, it may result in additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 impacts presentation only, it will have no effect on the Company’s consolidated financial statements.

5. Segment Data

As a result of the acquisition of certain of the assets of DMCC and RFFG of Cleveland and entry into the Management Agreement discussed above, the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation. Accordingly, the Company’s segment disclosures were revised in the current year.

The Company provides the following distinctive services: (a) placement services (b) temporary professional services staffing in the fields of information technology, engineering, and accounting (c ) temporary staffing in the agricultural industry (d) temporary light industrial staffing and (e) management services. Intersegment net service revenues are not significant.  Revenues generated from the temporary professional services staffing, temporary staffing in the agricultural industry and light industrial staffing are classified as contract revenues in the statement of operations. Selling, general and administrative expenses are not separately allocated among the agricultural, professional services, or industrial staffing segments for internal reporting purposes.

	Three Months Ended		Nine Months Ended
	June 30		June 30
(In Thousands)	2011	2010	2011	2010

Direct Hire Placement Services
Revenue	$1,142	$854	$3,055	$1,996
Operating loss	(92)	(138)	(352)	(1,156)
Depreciation & amortization	40	48	134	147
Accounts receivable – net	538	316	538	316
Total assets	1,871	2,360	1,871	2,360

Management Services
Revenue	$336	$—	$786	$—
Operating income	223	—	586	—
Fee receivable	523	—	523	—
Total assets	523	—	523	—

Contract Staffing Services
Agricultural services revenue	$5,635	$1,376	$11,047	$1,376
Industrial services revenue	2,677	—	5,602	—
Professional services revenue	1,927	1,606	5,102	4,464
Agricultural services gross margin	4.7%	3.9%	4.4%	3.9%
Industrial services gross margin	13.4%	—	13.7%	—
Professional services gross margin	29.0%	30.1%	29.8%	28.8%
Operating income(loss)	$168	$10	$14	$(234)
Depreciation and amortization	155	17	407	19
Accounts receivable – agricultural services	939	960	939	960
Accounts receivable – industrial services	1,615	—	1,615	—
Accounts receivable – professional services	938	854	938	854
Total assets	7,580	1,498	7,580	1,498

Consolidated
Operating income(loss)	299	(128)	248	(1,390)
Depreciation and amortization	195	65	541	166
Total assets	$9,974	$3,858	$9,974	$3,858

6. Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenue, was $547,000 and $320,000 for the nine-month periods ended June 30, 2011and 2010, respectively, and $186,000 and $177,000 for the three-month periods ended June 30, 2011 and 2010, respectively.

7. Customer Concentration

The portion of consolidated net revenues derived from the Company’s largest customer was approximately 29.8 % for the quarter ending and 23.5% for the nine months ending June 30, 2011, respectively.  The largest customer had $295,655 of accounts receivables at June, 30 2011.  The second largest customer accounted for 11% for the quarter ending and 11.7% for the nine months ending June 30, 2011, respectively.  The second largest customer had $972,047 in accounts receivables at June, 30 2011 No other customer accounted for more than 10% of net revenues during the three months ending June 30, 2011.

8. Other Expense, Net

The components of other expense, net are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(In thousands)	2011	2010	2011	2010

Interest expense	$(77)	$(9)	$(115)	$(28)
Interest income	—	—	—	3
Loss on investments	—	—	—	(11)

Other expense, net	$(77)	$(9)	$(115)	$(36)

The loss on investments includes realized and unrealized holding gains and losses on trading securities.

9. Income Taxes

There was no provision for income taxes recorded for the periods ended June 30, 2011 as a result of cumulative net operating losses of the company which will be used to offset current tax liabilities.  There were no credits for income taxes for the periods ended June, 30 2010 as a result of the pretax losses during the periods, because there was not sufficient assurance that a future tax benefit would be realized.

10. Property and Equipment

Property and equipment, net consisted of the following:
	June 30	September 30
(In thousands)	2011	2010

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures	1,925	1,886

Total property and equipment, at cost	3,372	3,333
Accumulated depreciation and amortization	(3,069)	(2,950)

Property and equipment, net	$303	$383

11. Intangible Assets – finite life

As of June 30, 2011

(In thousands)	Cost	Accumulated Amortization	Net Book Value

Non-Compete Agreement	$89	$19	$70
Customer Relationships	2,336	221	2,115
Management Agreement	1,396	216	1,180

	$3,821	$456	$3,365

Finite life intangible assets are comprised of a non-compete agreement, the Management Agreement and customer relationships.  The non-compete agreement is amortized on a straight – line basis over its estimated life of 5 years.  The customer relationships are amortized based on the estimated future undiscounted cash flows over ten years.  The Management Agreement is amortized over four years based on the estimated future undiscounted cash flows.  The future amortization expense for these finite life intangibles is as follows:  $194,000 for 2011, $615,000 in 2012, $615,000 in 2013, $616,000 in 2014, $222,000 in 2015, and $1,103,000 thereafter.

Long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates, regularly, whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

12. Commitments

As of June 30, 2011, the Company had contractual obligations to purchase approximately $288,000 of recruitment advertising through December 31, 2011.

13. Line of Credit

Through December 2010, the Company had a loan and security agreement with Crestmark Bank for financing of its accounts receivable.  Under the terms, the Company could borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan was secured by accounts receivable and other property of the Company.  Interest was charged at the rate of 1% above the prime rate.  Interest expense under this agreement was $4,500 for the nine months ending June 30, 2011.  There was no interest expense for the three months ended June 30,2011.  In addition, the agreement required a maintenance fee of $3,500 per month and an annual loan fee of 1% of the maximum borrowing amount under the agreement. The Company incurred $29,000 of fees related to this agreement during the nine months ended June 30, 2011.  There were no fees charged for the three months ended June 30, 2011.  The term of the agreement was for three years or earlier upon demand by Crestmark, and was to be renewed automatically for consecutive two year terms unless terminated by either party.

In December 2010, the Company terminated its agreement with Crestmark Bank and entered into a two year $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25% (effective rate was 6.94% as of June 30, 2011).  Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased and carries the receivables and any outstanding borrowings on its consolidated balance sheet.

The Company believes that the borrowing availability provided by the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the acquisitions of certain assets of On-Site, RFFG of Cleveland, and DMCC.

As of June 30, 2011, the borrowing base availability under this agreement was $1,277,000 and the outstanding borrowings approximated $976,000.  Total interest expense related to the line of credit for the quarter and nine months ending June 30, 2011 approximated $35,000 and $73,000, respectively.

The loan and security agreement with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement.  As of June 30, 2011, the Company was in compliance with all such covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General Employment Enterprises, Inc. (the “Company”) provides contract and placement staffing services for business and industry, primarily specializing in the placement of information technology, engineering and accounting professionals.  With the acquisition of certain of the assets of On-Site Services, Inc. (“On-Site”) in June 2010, the Company also began to provide contract staffing services for the agricultural industry. This business is located in Florida and provides labor and human resource solutions, including temporary staffing, to the agricultural industry.  On November 1, 2010, the Company and its wholly-owned subsidiary, Triad Personnel Services, Inc. an Illinois corporation, entered into an asset purchase agreement, dated as of October 29, 2010, with DMCC Staffing, LLC, an Ohio limited liability company (“DMCC”), RFFG of Cleveland, LLC, an Ohio limited liability company (“RFFG of Cleveland”), and Thomas J. Bean (the “Asset Purchase Agreement”), for the purchase of certain assets of DMCC and RFFG of Cleveland, including customer lists, comprising DMCC and RFFG of Cleveland’s services business.  This business is operated from offices in Ohio and provides labor and human resource solutions, including temporary staffing, human resources and payroll outsourcing services, labor and employment consulting and workforce solutions. The business of RFFG of Cleveland acquired by the Company has one customer.

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

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, the former owners RFFG have ceased operations as of July 15, 2011.  Management is assessing the impact of the $1,180,000 of unamortized intangible assets and the $2,240,000 contingent earn-out liabilities in the financial statement.

As of June 30, 2011, the Company operated fourteen offices located in eight states.

Results of Operations – Nine Months Ended June 30, 2011 Compared to the Nine Months Ended June 30, 2010

Net Revenues

Consolidated net revenues are comprised of the following:
	Nine Months Ended June 30
(In thousands)	2011	2010
Placement Services	$3,055	$1,996
Management Services	786	—
Professional Contract Services	5,102	4,464
Agricultural Contract Services	11,047	1,376
Industrial Contract Services	5,602	—
Consolidated Net Revenues	$25,592	$7,836

Consolidated net revenues increased by approximately $17,756,000 (226.6%) from the same period last year primarily due to the acquisition of certain assets of On-Site ($9,671,000), RFFG of Cleveland ($2,984,000), DMCC ($2,142,000) and fees earned under the Management Agreement ($786,000), which in total contributed approximately $15,583,000 in revenue for the period. Professional contract and placement services increased by approximately $638,000 (14.3%) and $1,059,000 (53.1%) from the same period last year, respectively.  The increase in placements and professional contract services was due to the improvement in the economy and the job market.

Cost of Services
The cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the nine months ended June 30, 2011 increased by approximately $14,467,000 (321.5%) due to the acquisition of certain assets of On-Site ($10,556,000), RFFG of Cleveland ($2,571,000), and DMCC ($1,851,000) which totaled approximately $14,978,000 in cost of services for the period.  Due to an improvement in the economy and a higher demand for professional staff, the gross profit margin on the professional contract services business increased from 28.8% in the nine months ended June 30, 2010 to 29.8% in the nine months ended June 30, 2011. For the nine months ended June 30, 2011, the gross profit margin of the On-Site business was 4.4%, the gross profit margin of the RFFG of Cleveland business was 13.8%, and the gross profit margin of the DMCC business was 13.6%.  The decrease in the consolidated contract service gross profit margin from 22.9% for the nine months ended June 30, 2010 to 12.8% for the nine months ended June 30, 2011 is primarily due to the lower margins earned on On-Site services.

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

Selling, general and administrative expenses for the nine months ended June 30, 2011 increased by approximately $1,248,000 (26.4%) compared to the same period last year.  Compensation in the operating divisions increased by approximately $1,057,000 (52.4%) from the same period last year, reflecting higher commissions on  the increased volume of placement business.  Administrative compensation and branch occupancy costs were relatively consistent with the same period last year.  Recruitment advertising increased by approximately $106,000 (39.3%) due to higher utilization of job board posting services.  Professional fees decreased by approximately $180,000 (32.9%) over the same period last year due to fewer fees related to both the GT Systems and other acquisitions and the Park Ave bank inquiry.

Amortization
Amortization expense of approximately $403,000 and $16,000 recorded for the nine months ended June 30, 2011and 2010 includes the amortization associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of On-Site, RFFG of Cleveland, and DMCC.

Other Expense
Other expense, net for the nine months ended June 30, 2011 increased by approximately $79,000, or 219.4% from the same period last year primarily due to additional interest expense incurred related to the Wells Fargo loan agreement.  Interest expense was approximately $115,000 for the nine months ended June 30, 2011.

There was no provision for income taxes recorded for the periods ended June 30, 2011 as a result of cumulative net operating losses of the Company which will be used to offset current tax liability.  There were no credits for income taxes for the periods ended June 30, 2010 as a result of the pretax losses during the periods, because there was no sufficient assurance that a future tax benefit would be realized. As of September 30, 2010 there were approximately $8,900,000 of losses available to reduce federal taxable income in future years through 2030, and there were approximately $7,000,000 of losses available to reduce state taxable income in future years, expiring from 2011 through 2030. It is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.

Results of Operations – Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Revenues

Consolidated net revenues are comprised of the following:
	Three Months Ended June 30
(In thousands)	2011	2010
Placement Services	$1,142	$854
Management Services	336	—
Professional Contract Services	1,927	1,606
Agricultural Contract Services	5,635	1,376
Industrial Contract Services	2,677	—
Consolidated Net Revenues	$11,717	$3,836

Consolidated net revenues for the three months ended June 30, 2011 increased by approximately $7,881,000 (205.4%) from the prior year.  Contract service revenues increased by approximately $7,257,000 (243.4%) primarily due to approximately $4,259,000 of revenue from the On-Site business acquisition, $2,677,000 of revenue from the RFFG of Cleveland, and DMCC acquisition and the start up of new subsidiary in Ohio. Placement service revenues increased by approximately $288,000 (33.7%) due to an increase in the number of placements.

Cost of Contract Services
The cost of contract services for the three months ended June 30, 2011 increased by approximately $6,604,000 (270.1%) as a result of an increase in the volume of contract business due to the acquisition of certain assets of On-Site, RFFG of Cleveland and DMCC.  The gross profit margin on contract business was 11.6% for the three months ended June 30, 2011 compared to 18.0% for the three months ended June 30, 2010. The decrease in the gross profit margin was due to increases in the State of Ohio unemployment, and sales tax rates, and an increase in professional contract wages. In addition,  On-Site was acquired in June 30, 2010 and the lower gross profit margin impacted the entire quarter in 2011 (4.7% for the three months ended June 30, 2011).

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2011 increased by approximately $696,000 (45.8%). Compensation in the operating divisions increased by approximately $400,000 from the same period last year, reflecting higher commission from the increased volume of permanent placement business.  Administrative compensation increased by approximately $36,000 because of the increase in staff from the acquisitions.  Occupancy costs increased by approximately 89.4% as compared to last year because of the increase in the number of  branch offices.  All other selling, general and administrative expenses together increased 35.6% due to the addition of RFFG of Cleveland, DMCC and Business Management Personnel.

Amortization
Amortization expense of approximately $154,000 and $16,000 recorded for the three months ended June 30, 2011 and 2010, respectively, includes the amortization associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of On-Site, RFFG of Cleveland, and DMCC.

Other
Other expense, net for the three months ended June 30, 2011 increased by approximately $68,000, or 755.6%, from the same period last year due to the interest expense incurred on the Wells Fargo loan agreement this year and the interest on the earn-out this year.

There was no provision for income taxes recorded for the periods ended June 30, 2011 as a result of cumulative net operating losses of the Company which will be used to offset current tax liability.  There were no credits for income taxes for the periods ended June 30, 2010 as a result of the pretax losses during the periods, because there was no sufficient assurance that a future tax benefit would be realized. As of September 30, 2010 there were approximately $8,900,000 of losses available to reduce federal taxable income in future years through 2030, and there were approximately $7,000,000 of losses available to reduce state taxable income in future years, expiring from 2011 through 2030. It is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.

Liquidity and Capital Resources

As of June 30, 2011, the Company had cash and cash equivalents of approximately $297,000, which was a decrease of approximately $648,000 from September 30, 2010.  Net working capital at June 30, 2011 was approximately $1,136,000, which was a decrease of approximately $73,000 from September 30, 2010, and the current assets divided by current liabilities – current ratio - was 1.3 to 1.

During the nine months ended June 30, 2011, net cash used by operating activities was approximately $1,575,000.  The net income for the period of $133,000, adjusted for depreciation and other non-cash charges, was approximately $674,000, while working capital items used was approximately $2,249,000, primarily related to the increase in accounts receivables due to the growth in the Company’s business in 2011.  Financing activities provided an additional $981,000, primarily from borrowings under the Company’s credit facility with Wells Fargo.  The large increase in the contract business, approximately $7,257,000, and the corresponding increase in payroll for the nine months ended June 30, 2011 has resulted in a significant amount of additional borrowings under the credit facility.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.  There have been no significant changes from the amounts presented in the Form 10-K, except for the estimated $2,198,000 of earn-out consideration recorded as a long-term obligation in conjunction with the Asset Purchase Agreement.

In November 2010, the Company purchased certain assets of RFFG of Cleveland and DMCC and entered into the Management Agreement with RFFG (the previous  parent company of RFFG of Cleveland and DMCC) to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers compensation, benefits, physical locations, IT, and employees.

In consideration of the services provided under the Management Agreement, RFFG will pay the Company approximately 6% of its gross revenues. Gross revenues of RFFG are expected to approximate $18,000,000 on an annual basis, resulting in an expected management fee of approximately $1,000,000 per year. The Company has added employees to provide the services required under the Management Agreement.  Management fees earned for the nine months ended June 30, 2011 were $786,000, resulting from gross revenues of RFFG of approximately $13,000,000.

The assets purchased related to RFFG of Cleveland and DMCC constitute businesses and as such the acquisition of these assets were accounted for as a business combination.  Pursuant to the Asset Purchase Agreement, the Company agreed to issue $2,400,000 in shares of its Common Stock to DMCC and RFFG of Cleveland upon receipt of (a) stockholder approval of the transaction and of an increase to the Company’s authorized Common Stock and (b) approval of an additional listing application by the NYSE Amex Stock Exchange. On March 24, 2011, the Company received written consents in lieu of a meeting of shareholders from the holders of 71.8% of the shares of Common Stock, (i) approving the issuance of 5,581,395 shares of the Common Stock to DMCC Staffing and RFFG of Cleveland pursuant to the Asset Purchase Agreement and the issuance of any additional shares of Common Stock to DMCC and RFFG of Cleveland as may be necessary pursuant to certain earn-out payment provisions under the Asset Purchase Agreement; and (ii) approving an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of capital stock from 20,100,000 shares to 50,100,000 shares and to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares.

Commencing in 2011, if the aggregate EBITDA of the business acquired, including any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.   In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect of such period will be reduced proportionately.  The EBITDA Targets will be $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met. The Company has not made any earnout payments through June 30, 2011 and still expects the cumulative targets to be met.  Starting in the  year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four. At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.

In connection with the completion of the sale of shares of Common Stock to PSQin fiscal 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.  As of June 30, 2011, $499,000 remains payable under this agreement and is included in accrued expenses and long-term obligations on the Company’s balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s second quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code..

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date : August 15, 2011	By: /s/James R. Harlan
James R. Harlan
Chief Financial Officer and Treasurer (Principal financial and accounting officer and duly authorized officer)