Form 10-K
period 2011-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2011-12-29
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

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
Yes ☐      No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2011 was $1,532,000.

The number of shares outstanding of the registrant’s common stock as of September 30, 2011 was 21,699,675.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the General Employment Enterprises, Inc. Proxy Statement for the annual meeting of shareholders held on February 10, 2011 are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1, Business.

General

General Employment Enterprises, Inc. (the “Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. In 1987 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. In June 2010 the Company purchased certain assets of On-Site Services, a temporary staffing agricultural business. In November 2010, the Company purchased certain assets of DMCC Staffing, LLC (“DMCC”) and RFFG of Cleveland, LLC (“RFFG of Cleveland”). an industrial staffing business located in the state of Ohio. In August 2011, the Company purchased certain assets of Ashley Ellis, LLC (“Ashley Ellis”), a professional staffing and placement business. The principal executive office of the Company is located at One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois.

Services Provided

The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in the agricultural industry, (c) temporary staffing services in light industrial staffing, and (d) management services.

The Company’s placement services include placing candidates into regular, full-time jobs with client-employers. The Company’s contract services include professional employees and light industrial employees on temporary assignments, under contracts with client companies. Professional and light industrial contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of one week to one year. The Company’s light industrial staffing provides services to clients through five offices in Ohio and one office in Pennsylvania. The Company’s temporary staffing in the agricultural industry provides agricultural workers for farms and groves located in Florida, Georgia, and Indiana. Most of the workers migrate from location to location because the work is seasonal depending on the type of crop . In conjunction with the purchase of the Ohio business in fiscal 2011, the Company entered into a management service agreement with RFFG, LLC (“RFFG”) to operate its day to day business, but due to an unresolved issue with the Ohio Bureau of Workers Compensation, the former owners of RFFG ceased operations as of July 15, 2011. As a result the consolidated statements of operations reflect a loss on impairment of intangible assets of $1,126,000, offset by income of $1,276,000 from the reduction of an associated earn-out liability.

The percentage of revenues derived from each of the Company’s distinctive services is as follows:

	Year Ended September 30
	2011	2010
Agricultural contract services	33.4%	23.5%
Industrial contract services	33.1%	—
Professional contract services	19.3%	52.2%
Direct hire placement services	11.9%	24.3%
Management services	2.3%	—

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Ashley Ellis, Triad Personnel Services, Triad Staffing, Generation Technologies, BMCH, BMCHPA and On-Site Services. As of September 30, 2011, it operated eighteen branch offices located in downtown or suburban areas of major U.S. cities in eleven states. The offices were located in Arizona, California (2), Florida (2), Georgia, Illinois (2), Indiana, Massachusetts, North Carolina, Ohio (7), Pennsylvania and Texas.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins, which list candidates available for placement and contract employees available for assignment. The Company’s agricultural staffing services are marketed directly through contact and relationships built and maintained by the division’s general manager.

The portion of consolidated net revenues derived from the Company’s two largest customers was approximately 17.4% and 11.5% in fiscal 2011 and 8.6 % and 8.3% in fiscal 2010, and no other customer accounted for more than 5% of net revenues during either year.

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

The Company’s professional and industrial staffing services compete by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As part of its service, the Company provides professional reference checking, scrutiny of candidates’ work experience and optional background checks. In general, pricing is considered to be secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company’s pricing.

The agricultural staffing service is considered a niche business that requires a high capital reserve to cover the weekly payroll. There are few businesses in this market and the Company does not anticipate a significant change in the pricing for the next year.

Recruiting

The success of the Company’s services is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are generally recruited through telephone contact by the Company’s employment consultants or through postings on the Internet. For Internet postings, the Company maintains its own web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company maintains database records of applicants’ skills to assist in matching them with job openings and contract assignments. The Company screens and interviews applicants who are presented to its clients. The Company’s agricultural service employees are generally seasonal migrant workers, who are typically recurring workers or are directly recruited by the customers.

Employees

As of September 30, 2011, the Company had approximately 140 regular employees and the number of contract service employees varied week to week from a minimum of 200 to a maximum of 4,000.

Item 1A, Risk Factors.

Not applicable.

Item 1B, Unresolved Staff Comments.

Not applicable.

Item 2, Properties.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 8,200 square feet of space at that location under a lease that will expire in 2015.

The Company’s staffing offices are located in downtown and suburban business centers in eleven states. Established offices are operated from leased space ranging from 800 to 2,000 square feet, generally for initial lease periods of one to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3, Legal Proceedings.

From time to time, the Company is subject to various legal proceedings and claims arising in the ordinary course of business. As of September 30, 2011, there were no material legal proceedings pending against the Company.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Fiscal 2011:
High	$.33	$.53	$.69	$.65
Low	.18	.22	.41	.25

Fiscal 2010:
High	$.41	$.67	$.77	$.84
Low	.22	.25	.51	.50

There were 678 holders of record on September 30, 2011.

No dividends were declared or paid during the year ended September 30, 2011. We do not anticipate paying any cash dividends for the foreseeable future.

Information concerning securities authorized for issuance under equity compensation plans is presented in Item 12 of this annual report.

During the twelve months ended September 30, 2011, no equity securities of the Company were purchased by the Company.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6, Selected Financial Data.

Not Applicable.

Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides contract and placement staffing services for business and industry, primarily specializing in the placement of information technology, engineering, accounting, agricultural and light industrial individuals.

The Company’s professional staffing services business is highly dependent on national employment trends in general and on the demand for professional staff in particular. As an indicator of employment conditions, the national unemployment rate was 9.1% in September 2011 and 9.6% in September 2010. This indicates a trend toward a relatively flat level of unemployment in the United States during the last twelve months.

Consolidated net revenues for the year ended September 30, 2011 increased 212.1% compared with the prior year due primarily to the acquisition of On-Site Services, Inc., RFFG of Cleveland, LLC, DMCC, LLC, and Ashley Ellis, LLC. Contract service revenues, including On-Site Services, Inc., RFFG of Cleveland, LLC, DMCC, LLC and Ashley Ellis, LLC increased by 253.9%, and direct hire placement service revenues increased by 52.9%. Due to the Company’s efforts to reduce selling, general, and administrative expenses and the acquisitions of On-Site Services, Inc., RFFG of Cleveland, LLC, DMCC, LLC and Ashley Ellis, LLC, the Company was able to report an operating income of $556,000 compared with a loss from operations of $1,511,000 in the prior year.

Due to the acquisition of certain assets of the four companies purchased in the last 16 months, the Company had a $484,000 increase in the amortization of intangible assets. The Company also recorded a $1,126,000 loss on impairment of intangible assets caused by a reduction in value of the management agreement intangible asset due to the closure of the entities under management and income from an adjustment of $1,276,000 for the reduction of an earnout liability. The management fee intangible asset and the earn-out liability were recorded as part of the purchase of RFFG of Cleveland, LLC and DMCC, LLC.

Results of Operations

Net Revenues
Consolidated net revenues are comprised of the following:

	Year Ended September 30
(In Thousands)	2011	2010

Agricultural contract services	$12,412	$2,803
Industrial contract services	12,349	—
Professional contract services	7,160	6,217
Direct hire placement services	4,430	2,897
Management services	838	—

Consolidated net revenues	$37,189	$11,917

Consolidated net revenues increased by $25,272,000 (212.1%) from the prior year primarily due to the acquisition of On-Site Services, Inc($12,412,000), RFFG of Cleveland, LLC ($4,290,000), DMCC, LLC ($3,017,000), and Ashley Ellis, LLC ($246,000) and the creation of the management services company Business Management Personnel company ($838,000), the startups of BMCH in Ohio ($4,940,000) and BMCHPA in Pennsylvania ($102,000) which contributed $25,845,000 in net revenues for fiscal 2011. Professional contract and placement services revenues increased by $943,000 (16.9%) and $1,533,000 (52.9%) from the prior year, respectively. Due to the improving economic conditions that prevailed during the year ended September 30, 2011, the Company experienced an increase in demand for these services.

Cost of Contract Services

Consolidated cost of contract services are comprised of the following:

	Year Ended September 30
(In Thousands)	2011	2010

Agricultural contract services	$11,835	$2,705
Industrial contract services	10,551	—
Professional contract services	5,019	4,406

Consolidated cost of contract services	$27,405	$7,111

The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. The cost of contract services for the year ended September 30, 2011 increased by $20,294,000 (285.4%) due to the acquisition of On-Site Services, Inc., RFFG of Cleveland, LLC, DMCC, LLC and Ashley Ellis, LLC. Due to a higher demand for skilled workers the professional contract services division was able to charge a higher rate of return, increasing the gross profit margin from 29.1% in the prior year to 29.9% in the current year. The businesses acquired in 2010 and 2011 have lower gross margins, agricultural 4.6% and industrial contract 14.6%, which was the primary reason for the decrease in the consolidated contract service gross profit margin from 21.1% in the prior year to 14.1% in the current year.

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

Selling, general and administrative expenses for the year ended September 30, 2011 increased $2,577,000 (41.1%) as compared to the prior year. The placement sales consultants’ commissions, payroll tax expenses increased $ 799,000 (45.2%) and compensation in the operating divisions increased by $1,039,000 (94.6%), reflecting greater commission expense on the higher volume of placement business and the addition of Ashley Ellis, LLC $110,000. Administrative compensation increased by $77,000 (10.0%), reflecting the increase in staff from the acquisition of On-Site Services, Inc., RFFG of Cleveland, LLC, DMCC, LLC and Ashley Ellis, LLC. Branch occupancy costs increased by $124,000 (23.5%) for the period due to the Company operating more branch offices than last year. Recruitment advertising also increased $171,000 (46.2%) due to an increase in the utilization of job board posting services.

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, the former owners of RFFG, LLC have ceased operations as of July 15, 2011 and as a result the Management Agreement was effectively terminated and no future cash flows from this agreement are expected. As a result, the Company recorded a loss on impairment of intangible assets of $1,126,000 and a reduction in the associated earn-out liability of $1,276,000.

Other
There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Interest expense has increased $162,000 in 2011 primarily due to a full year of interest expense recorded for the Wells Fargo and Crest mark financing agreements and the accretion of the discount recorded on the liability for the former CEO’s consulting agreement as well as interest on earn-out liabilities as more fully described below.

Liquidity and Capital Resources

As of September 30, 2011 the Company had cash and cash equivalents of $314,000, which was a decrease of $631,000 from September 30, 2010. Net working capital at September 30, 2011 was $987,000, which was a decrease of $222,000 from September 30, 2010 and the current ratio was 1.2 to 1. Shareholders’ equity as of September 30, 2011 was $4,694,000 which represented 40.8% of total assets.

During the year ended September 30, 2011, net cash used by operating activities was $2,290,000. The net income for the period, adjusted for depreciation and amortization and other non-cash charges, was $929,000, while the large increase in accounts receivables and accrued compensation caused the working capital items to decrease by $3,219,000. During the year ended September 30, 2010, net cash used by operating activities was $1,865,000. The net loss for fiscal 2010, adjusted for depreciation and other non-cash charges, was $1,256,000, while working capital items resulted in a decrease of $609,000. Overall, the increase in cash used in operations during fiscal 2011 is due to the significant increase in accounts receivables generated by the acquisitions of On-Site Services, Inc., RFFG of Cleveland, LLC, DMCC, LLC and Ashley Ellis, LLC.

The Company used $284,000 in investing activities during fiscal 2011. As part of the Ashley Ellis, LLC acquisition the Company used $200,000 in investing activities. The Company provided $1,943,000 of net cash from financing activities in 2011 by the increase in short term debt and the exercising of stock options.

On August 31, 2011, the Company entered into an asset purchase agreement with Ashley Ellis LLC, an Illinois limited liability company, and Brad A. Imhoff, for the purchase of certain assets of Ashley Ellis, including customer lists, comprising Ashley Ellis’ services business. Ashley Ellis’ services business was operated from offices in Illinois, Texas and Georgia and provided services related to the recruitment and placement of technical personnel. The asset purchase agreement was deemed effective on September 1, 2011. Brad A. Imhoff is the brother of Herbert F. Imhoff, Jr., a director and President of the Company. The assets purchased related to Ashley Ellis, LLC acquisition was not considered a significant acquisition and as such the acquisition of these assets will be accounted for as a business combination.

As consideration for the assets, the Company paid Ashley Ellis $200,000 on the date of closing and agreed to pay Ashley Ellis an additional $200,000 within six months of closing. The Company also agreed to issue to Ashley Ellis 1,250,000 shares of the Company’s common stock.

In November 2010, the Company purchased certain assets of RFFG of Cleveland, LLC and DMCC Staffing, LLC (“DMCC”) and entered into a management agreement with RFFG, LLC (the previous parent company of RFFG of Cleveland and DMCC Staffing, LLC) to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers compensation, benefits, physical locations, IT, and employees. Thomas J. Bean, a 10% shareholder of the Company (prior to consideration of common shares issued in this transaction), is the owner of RFFG. The assets purchased related to RFFG of Cleveland, LLC and DMCC Staffing, LLC constitute businesses and as such the acquisition of these assets will be accounted for as a business combination.

In consideration of the services provided under the management agreement, RFFG will pay the Company approximately 6% of its gross revenues. Gross revenues of RFFG are expected to approximate $18,000,000 on an annual basis, resulting in an expected management fee of approximately $1,000,000 per year. The Company added employees to provide the services required under the management agreement. In consideration for the assets acquired and the rights under the management contract, the Company paid $2,400,000 through the issuance of its common stock. In addition, the purchase agreement requires the Company to make additional payments of up to a total of $2,400,000 over the next four years if certain performance targets are achieved. Under the terms of the agreement, the maximum amount payable under the earn-out agreement for fiscal 2011 is $450,000.

During fiscal 2010, the Company acquired certain assets of On-Site Services, Inc. through the issuance of 1,476,015 shares of its common stock. Additionally, the former owner of On-Site services, Inc is entitled to earn-out payments over the next four years totaling up to $1,020,000; $600,000 of which is payable in cash and $420,000 of which is payable in either cash or common stock or any combination thereof, in the Company’s sole discretion, upon the attainment of certain aggregate performance targets. The Company has determined that the fair value of the contingent consideration that could be paid under this earn-out agreement is zero based on the estimated probability of any payment being made. The assets purchased related to On-Site Staffing, LLC constitute businesses and as such the acquisition of these assets will be accounted for as a business combination

All of the Company’s office facilities are leased. As of September 30, 2011, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled $2,552,000. At that date, the Company also had contractual obligations to purchase approximately $144,000 of recruitment advertising through December 2011.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000. As of September 30, 2011, $460,000 remains payable under this agreement and is included in accrued compensation and long-term obligations on the Company’s balance sheet.

During fiscal 2010, the Company had a loan and security agreement with Crest mark Bank for financing of its accounts receivable. Under the terms, the Company was allowed to borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan was secured by accounts receivable and other property of the Company. Interest was charged at the rate of 1% above the prime rate. In addition, the agreement required a service fee of $3,500 per month and an annual fee equal to 1% of the total maximum borrowing under the facility. The term was for three years or earlier upon demand by Crest mark, and with automatic renewals for consecutive two-year terms unless terminated by either party.

In December 2010, the Company terminated its agreement with Crestmark Bank and entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings on a revolving basis of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of .5%) plus 5.25% for a total interest rate of 5.75%. Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet. The outstanding borrowings at September 30, 2011 are $1,938,000 and the remaining borrowing availability is $1,062,000.

The Company believes that the borrowing availability under the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the acquisitions of On-Site, RFFG of Cleveland, DMCC Staffing, and Ashley Ellis. In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. In addition, as discussed above, the Company entered into an AR Credit Facility with Wells Fargo to provide working capital financing. In the event Wells Fargo elects not to advance us funds on our accounts receivable balance or the performance of the acquired entities does not meet our expectations, we could experience liquidity constraints.

As of September 30, 2011, there were approximately $8,500,000 of losses available to reduce federal taxable income in future years through 2030, and there were approximately $7,000,000 of losses available to reduce state taxable income in future years, expiring from 2011 through 2029. Due to the sale of shares of common stock to PSQ during fiscal 2009 and the change in ownership of PSQ in November 2010, the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years. The Company is currently evaluating the effects of any such limitation. Future realization of the tax benefits of net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, and during the year then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.

Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include deferred income tax valuation allowances, accounts receivable allowances, accounting for acquisitions, and evaluation of impairment of long-lived assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in the June 1, 2010 acquisition of On-Site Services, Inc., the November 1, 2010 purchase of DMCC Staffing, LLC and RFFG of Cleveland, LLC and Ashley Ellis, LLC on September 1, 2011. The Company early adopted ASU 2011-08, the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. The Company early adopted this provision and does not believe that ASU 2011-08 will have a significant impact on the Company’s consolidated financial statements. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

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

Segment Data
The Company has three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment, revenue recognition are considered in determining these operating segments.

Revenue Recognition
Placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Contract service revenues are recognized when services are rendered.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08). Under ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company early adopted this provision and does not believe that ASU 2011-08 will have a significant impact on the Company’s consolidated financial statements.

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

Item 8, Financial Statements and Supplementary Data.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
	As of September 30
(In Thousands)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$314	$945
Accounts receivable, less allowances (2011 - $137; 2010 - $86)	6,604	1,419
Other	190	216

Total current assets	7,108	2,580

Property and equipment, net	409	383
Goodwill	1,280	172
Intangible assets, net	2,699	259

Total assets	$11,496	$3,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$485	$107
Accrued compensation	2,391	769
Short-term debt	1,938	—
Other	1,307	495

Total current liabilities	6,121	1,371

Long-term obligations	681	431

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding - 21,699 shares in 2011 and 14,856 shares in 2010	10,031	7,287
Accumulated deficit	(5,337)	(5,695)

Total shareholders’ equity	4,694	1,592

Total liabilities and shareholders’ equity	$11,496	$3,394

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30
(In Thousands, Except Per Share Data)	2011	2010

Net revenues:
Contract staffing services	$31,921	$9,020
Direct hire placement services	4,430	2,897
Management services	838	—

Net revenues	37,189	11,917
Cost of contract services	27,405	7,111
Selling, general and administrative expenses	8,841	6,264
Amortization of intangible assets	537	53
Loss on impairment of intangible assets	1,126	—
Reduction of earn-out liability	(1,276)	—

Income (loss) from operations	556)	(1,511	) )
Interest expense	(198)	(36)
Investment loss	—	(9)

Net Income (loss)	$358	$(1,556)

Weighted average number of shares -basic and diluted	18,394	13,874
Weighted average number of shares -basic and diluted	18,648	13,874

Net income (loss) per share - basic	$.02	$(.11)
Net income (loss) per share - diluted	.02	(.11)

Cash dividends declared per share	$—	$—

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Year Ended September 30
(In Thousands)	2011	2010

Common shares outstanding:
Number at beginning of year	14,856	13,380
Issuance of common stock for acquisitions	6,831	1,476
Exercises of stock options	12	—

Number at end of year	21,699	14,856

Common stock:
Balance at beginning of year	$7,287	$6,743
Issuance of common stock for acquisitions	2,731	487
Compensation paid by majority shareholder	—	46
Stock compensation expense	8	11
Exercises of stock options	5	—

Balance at end of year	$10,031	$7,287

Accumulated deficit:
Balance at beginning of year	$(5,695)	$(4,139)
Net Income (loss)	358	(1,556)

Balance at end of year	$(5,337)	$(5,695)

See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30
(In Thousands)	2011	2010

Operating activities:
Net Income (loss)	$358	$(1,556)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	713	243
Reduction of earn-out liability	(1,276)	—
Loss on impairment of intangible assets	1,126	—
Stock compensation expense	8	11
Compensation paid by majority shareholder	—	46
Non cash interest expense	120	36
Bad debt expense	66	40
Changes in current assets and current liabilities -
Accounts receivable	(5,250)	(422)
Accounts payable	378	(241)
Accrued compensation	1,622	103
Other current items, net	398	55
Long-term obligation	(553)	(180)

Net cash used in operating activities	(2,290)	(1,865)

Investing activities:
Acquisition of property and equipment	(84)	—
Acquisition of Ashley Ellis	(200)	—

Net cash used in investing activities	(284)	—

Financing activities:
Exercises of stock options	5	—
Net proceeds from short-term debt	1,938	—

Net cash provided by financing activities	1,943	—

Decrease in cash and cash equivalents	(631)	(1,865)
Cash and cash equivalents at beginning of year	945	2,810

Cash and cash equivalents at end of year	$314	$945

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$66	$36

Supplemental Disclosure of Non-cash investing activities:
In August 2011, the Company purchased certain assets of Ashley Ellis, LLC as discussed in Note 4 in exchange for of 1,250 shares of stock valued at $331.
In November 2010, the Company purchased certain assets of DMCC Staffing, LLC and RFFG of Cleveland, LLC as discussed in Note 4 in exchange for 5,581 shares of common stock valued at $2,400.
In June 2010, the Company purchased certain assets of On-Site Services, Inc. as discussed in Noted 4 in exchange for 1,476 shares of common stock, valued at $487.
See notes to consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

General Employment Enterprises, Inc. (the “Company”) provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s agricultural staffing services provide agricultural workers for farms and groves. The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania. The Company’s two largest customers represented approximately 17.4% and 11.5% of total revenues and $203,000 and $971,000 of accounts receivable in fiscal 2011 and 8.6 % and 8.3% of total revenues and $324,000 and $36,000 in accounts receivable in fiscal 2010, and no other customer accounted for more than 5% of net revenues during either year.

In recent years the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of stock, to improve the overall profitability and cash flows of the Company. In addition, in December 2010, the Company entered into an account purchase agreement with Wells Fargo Business Credit to provide working capital financing. The account purchase agreement allows Wells Fargo to advance the Company funds on accounts receivable at its sole discretion. In the event Wells Fargo elects not to advance us funds on our accounts receivable balance or the performance of the acquired entities does not meet our expectations, the Company could experience liquidity constraints.

2. Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates and Assumptions
Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, deferred income tax valuation allowances, accounts receivable allowances, accounting for acquisitions, and evaluation of impairment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Revenue Recognition
Direct hire placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Contract staffing service revenues are recognized when services are rendered.

Cost of Contract Staffing Services
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

Income or Loss Per Share
Basic income or loss per share is based on the average number of common shares outstanding. Diluted income per share is based on the average number of common shares and the dilutive effect of stock options. Stock options are not considered to be dilutive during loss periods. The diluted net income per share includes the effect of 255,000 stock options in fiscal 2011. The diluted net loss per share in fiscal 2010 excludes 388,000 stock options as they had an anti-dilutive effect.

Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At September 2011 and 2010, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable Allowances
An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance.

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

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in the June 1, 2010 acquisition of On-Site Services, Inc., the November 1, 2010 purchase of DMCC Staffing, LLC and RFFG of Cleveland, LLC and the Ashley Ellis, LLC acquisition on September 1, 2011. The Company assesses goodwill for impairment at least annually. The Company early adopted ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08), which allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

Intangible Assets
Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets
The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method.

Stock-Based Compensation
Compensation expense is recorded for the fair value of stock options issued to directors and employees. The expense is measured as the estimated fair value of the stock options on the date of grant and is recorded over the vesting periods.

Advertising
The Company expenses advertising costs as incurred. Advertising costs were $541,000 and $370,000 for the years ended September 30, 2011 and 2010, respectively.

Segment Data
The Company has three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment, and revenue recognition are considered in determining these operating segments.

3. Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 impacts presentation only, it will have no material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08). Under ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The Company early adopted this provision in fiscal 2011.

4. Acquisitions

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

Ashley Ellis, LLC

On August 31, 2011, General Employment Enterprises, Inc. (the “Company”) entered into an asset purchase agreement with Ashley Ellis LLC, an Illinois limited liability company (“Ashley Ellis”), and Brad A. Imhoff (the “Ashley Ellis Asset Purchase Agreement”), for the purchase of certain assets of Ashley Ellis, primarily customer lists, comprising Ashley Ellis’ services business. Ashley Ellis’ services business was operated from offices in Illinois, Texas and Georgia and provided services related to the recruitment and placement of technical personnel. The Ashley Ellis Asset Purchase Agreement was deemed effective on September 1, 2011.

Brad A. Imhoff is the brother of Herbert F. Imhoff, Jr., a director and President of the Company. Brad A. Imhoff and Ashley Ellis, an entity of which Brad A. Imhoff is the sole member and Chief Executive Officer, were parties to the transaction. As consideration for the assets, the Company paid Ashley Ellis $200,000 on the date of closing and agreed to pay Ashley Ellis an additional $200,000 within six months of closing. The Company also agreed to issue to Ashley Ellis 1,250,000 restricted shares of the Company’s common stock. As the sole member of Ashley Ellis, Brad A. Imhoff has an interest in the entire consideration paid by the Company to Ashley Ellis for the assets.

In connection with the transactions contemplated by the Ashley Ellis Asset Purchase Agreement, on August 31, 2011, the Company and Ashley Ellis entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Ashley Ellis was granted certain piggyback registration rights with respect to the Shares to be issued to Ashley Ellis under the Ashley Ellis Asset Purchase Agreement. The Registration Rights Agreement contains certain indemnification provisions for the benefit of the Company and Ashley Ellis and other customary provisions. The total consideration is summarized as follows:

In Thousands

Stock consideration	$331
Future payout consideration	200
Payout consideration	200

Total consideration for acquisition	$731

The following table summarizes the approximate fair value of the assets acquired and liabilities assumed at the date of closing.

In Thousands

Fixed assets	$114
Intangible assets – trade name	17
Intangible assets – customer relationships	577
Goodwill	23

Total fair value of assets acquired	$731

The assets purchased from Ashley Ellis constitute a business and as such, the acquisition of these assets was accounted for as a business combination. The assets purchased related to the Ashley Ellis, LLC acquisition were not considered a significant acquisition. The results of operations of Ashley Ellis, LLC are included in the Company’s statement of operations from the effective date of the acquisition, September 1, 2011.

Acquisition of DMCC Staffing, LLC and RFFG of Cleveland, LLC

Effective November 1, 2010, the Company, through its wholly-owned subsidiary, Triad Personnel Services, Inc. (Triad), entered into an asset purchase agreement (the “Asset Purchase Agreement”), dated as of October 29, 2010, with DMCC Staffing, LLC (“DMCC”), RFFG of Cleveland, LLC (“RFFG of Cleveland”), and Thomas J. Bean, for the purchase of certain assets of DMCC and RFFG of Cleveland, primarily customer lists, comprising DMCC’s and RFFG of Cleveland’s services business. Thomas Bean was the beneficial owner of approximately 9.9% of the Company’s outstanding shares prior to acquisition. The business is operated from offices in Ohio and provides labor and human resource solutions, including temporary staffing, human resources and payroll outsourcing services, labor and employment consulting and workforce solutions. RFFG of Cleveland has one customer.

The closing of the Asset Purchase Agreement was subject to certain conditions, including entry into a definitive management and services agreement for the management of the businesses of certain affiliates of DMCC, RFFG of Cleveland and Mr. Bean (the “Management Agreement”) by the Company. On November 30, 2010, Business Management Personnel, Inc. (“BMP”), a wholly-owned subsidiary of the Company, entered into the Management Agreement, effective as of November 1, 2010, with RFFG, LLC (“RFFG”). Refer to Note 5, Entry into Management Service Agreement for a further description.

The assets purchased from RFFG of Cleveland and DMCC constitute businesses and as such the acquisition of these assets were accounted for as a business combination. Pursuant to the Asset Purchase Agreement, the Company agreed to issue $2,400,000 in shares of its common stock (5,581,395 shares based on the December 30, 2010 closing date) to DMCC and RFFG of Cleveland upon receipt of (a) stockholder approval of the transaction and of an increase to the Company’s authorized Common Stock and (b) approval of an additional listing application by the NYSE Amex Stock Exchange. On March 24, 2011, the Company received written consents in lieu of a meeting of shareholders from the holders of 71.9% of the shares of Common Stock, (i) approving the issuance of 5,581,395 shares of the Common Stock to DMCC Staffing and RFFG of Cleveland pursuant to the Asset Purchase Agreement and the issuance of any additional shares of Common Stock to DMCC and RFFG of Cleveland as may be necessary pursuant to certain earn-out payment provisions under the Asset Purchase Agreement; and (ii) approving an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of capital stock from 20,100,000 shares to 50,100,000 shares and to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares.

Commencing in 2011, if the aggregate EBITDA of the businesses acquired, plus any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments. In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect to such period will be reduced proportionately. The EBITDA Targets are $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met. Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four. At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock. Through September 30, 2011, $416,000 of earn-out payments were currently due.

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

The results of operations of DMCC and RFFG of Cleveland are included in the Company’s statement of operations from the effective date of the acquisition, November 1, 2010. The Company wrote off the intangible asset associated with the management agreement and reduced the earn-out liability by $1,276,000 when it was determined that RFFG ceased doing business on July 15, 2011 and therefore, future management fees would no longer would be earned, as discussed further in Note 5.

Acquisition of On-Site Services, Inc.

On June 1, 2010, the Company, through its wholly-owned subsidiary Triad Personnel Services, Inc., entered into an asset purchase agreement (the “On-Site Asset Purchase Agreement”) with On-Site Services, Inc. (“On-Site”) and Thomas J. Bean. On-Site is located in Florida and provides labor and human resource solutions, including temporary staffing, human resources, labor and employment consulting and workforce solutions to the agricultural industry. Pursuant to the On-Site Asset Purchase Agreement, upon On-Site’s direction, the Company issued 1,476,015 shares of its Common Stock (no par value) to Big Red Investments Partnership, Ltd, an affiliate of On-Site (based on a stated value of $600,000 divided by the average share price of the 20 consecutive trading days prior to the second trading day prior to the closing of the On-Site Asset Purchase Agreement). For accounting purposes, the shares of Common Stock issued were valued at approximately $487,000 based on the quoted market price on the closing date. Under the On-Site Asset Purchase Agreement, if the aggregate EBITDA of the business acquired meets certain targets over a period of four years, the Company will be required to make earn-out payments to On-Site totaling up to $1,020,000, $600,000 of which is payable in cash and $420,000 of which is payable in cash or Common Stock, or any combination thereof, at the Company’s sole discretion. The Company determined the fair value of the contingent consideration that could be paid under the earn-out provisions of the On-Site Asset Purchase Agreement was zero based on the estimated probability that no payment will be made under this earn-out arrangement. Therefore, at the date of the acquisition, no contingent consideration was recorded. Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations. As of September 30, 2011, there have been no earn-out payments accrued or changes in the estimated fair value of the potential earn-out consideration. In addition, the Company also provided the principal, Thomas J. Bean, of On-Site a non-interest bearing advance of $300,000 on June 1, 2010, which was fully repaid by June 30, 2010.

The following table summarizes the approximate fair value of the assets acquired at the date of the closing.

In Thousands

Fixed assets	$3
Intangible assets - non-compete agreement	89
Intangible assets - customer relationships	223
Goodwill	172

Total fair value of assets acquired	$487

The results of operations of On-Site are included in the Company’s statement of operations from the date of the acquisition.

Pro Forma Information

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions described above had occurred on the first day of the earliest period presented.

	Fiscal Year Ended
	September 30
(In thousands)	2011	2010

Net revenues	$40,367	$29,217
Net income (loss)	$633	$(820)

Basic and diluted loss per share	$.03	$(.04)

5. Entry into Management Service Agreement

In conjunction with the Asset Purchase Agreement for DMCC and RFFG of Cleveland, BMP, an Ohio corporation and a wholly-owned subsidiary of the Company, entered into a management service agreement (the “Management Agreement”) with RFFG effective November 1, 2010.

Pursuant to the Management Agreement, BMP agreed to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers’ compensation, benefits, physical locations, information technologies and employees. The Management Agreement provided that additional services may be added if BMP and RFFG mutually agree to the cost to be charged by BMP for such services and as long as BMP has the resources to provide such services.

In consideration of the services provided under the Management Agreement, RFFG, LLC agreed to pay BMP monthly fees that approximate 6% of its gross revenues on an annual basis. For the year ended September 30, 2011, the Company recorded approximately $838,000 of revenue related to this agreement. As of September 30, 2011, BMP has $225,000 of management fee receivable.

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, RFFG, LLC ceased operations as of July 15, 2011 and, as a result, the Management Service Agreement was effectively terminated. As a result, the Company recorded a loss on impairment of intangible assets of $1,126,000 (as discussed further in Note 9), offset by income of $1,276,000 for the reduction of an associated earn-out liability.

6. Placement Service Revenues

The provision for falloffs and refunds, which is reflected in the consolidated statement of operations as a reduction of placement service revenues, was $695,000 in fiscal 2011 and $393,000 in fiscal 2010.

7. Income Taxes

The components of the provision for income taxes are as follows:
	Year Ending September 30
(In Thousands)	2011	2010

Current tax provision	$—	$—
Deferred tax provision (credit) related to:
Temporary differences	(300)	2
Loss carryforwards	104	(590)
Valuation allowances	196	588

Provision for income taxes	$—	$—

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company’s provision for income taxes are as follows:

	Year Ended September 30
(In Thousands)	2011	2010

Income tax provision (credit) at statutory federal tax rate	$122	$(529)
Federal valuation allowance	(122)	529

Provision for income taxes	$—	$—

The net deferred income tax asset balance as of September 30 related to the following:

(In Thousands)	2011	2010

Temporary differences	$811	$511
Net operating loss carryforwards	3,366	3,470
Valuation allowances	(4,177)	(3,981)

Net deferred income tax asset	$—	$—

As of September 30, 2011 there were approximately $8,500,000 of losses available to reduce federal taxable income in future years through 2030, and there were approximately $7,000,000 of losses available to reduce state taxable income in future years, expiring from 2011 through 2030. Due to common stock transactions in the current and prior years, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years. The Company is currently evaluating the effects of any such limitation.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2011, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2011.

As of September 30, 2011, the Company’s federal income tax returns for fiscal 2008 and subsequent years were subject to examination. The Company’s policy is to recognize penalties and interest in income tax expense; however, no penalties or interest were recognized in fiscal 2011 or 2010.

8. Property and Equipment

Property and equipment consisted of the following as of September 30:

(In Thousands)	2011	2010

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures	2,066	1,886

Total property and equipment, at cost	3,513	3,333
Accumulated depreciation and amortization	(3,104)	(2,950)

Property and equipment, net	$409	$383

Disposals of property and equipment, consisting primarily of fully-depreciated office furniture and equipment, had an original cost of $ 24,000 and $136,000 in fiscal 2011 and 2010, respectively.

9. Intangible Assets – finite life

As of September 30, 2011
(In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Non-Compete	$89	$24	—	$65
Customer Relationships	2,913	296	—	2,617
Management Agreement	1,396	270	1,126	—
Trade Name	17	—	—	17

	$4,415	$590	$1,126	$2,699

As of September 30, 2010
(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Non-Compete	$89	$10	$79
Customer Relationships	223	$43	$180

	$312	$53	$259

Finite life intangible assets are comprised of a non-compete agreement, management agreement, trade name and customer relationships. The non-compete agreement and trade name are amortized on a straight – line basis over the estimated useful lives of 5 years. The customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to 10 years. The management agreement intangible was being amortized over the five year term of the agreement. Over the next five years, annual amortization expense for these finite life intangible assets will be $393,000 in 2012, $376,000 in 2013, $359,000 in 2014, $340,000 in 2015 and $322,000.

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

The Company recorded an impairment charge of $1,126,000 for the remaining unamortized amount of the Management Services Agreement intangible asset. The impairment charge represents the difference between the fair value and the carrying value of the intangible asset. No future cash flows associated with the Management Services Agreement are expected as the management agreement was effectively terminated as a result of the managed entity, RFFG, LLC, ceasing operations in July 2011.

10. Other Current Liabilities

Other current liabilities consisted of the following as of September 30:

(In Thousands)	2011	2010

Accrued expenses	$201	$110
Accrued rent	31	110
Second Installment of the Ashley Ellis, LLC purchase price	200	—
Contingent earn-out liability due within one year	803	—
Deferred rent	72	275

Total other current liabilities	$1,307	$495

11. Line of Credit

Through December 2010, the Company had a loan and security agreement with Crest mark Bank for financing of its accounts receivable. Under the terms, the Company could borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000. The loan was secured by accounts receivable and other property of the Company. Interest was charged at the rate of 1% above the prime rate (3.25% at September 20, 2010). Interest expense under this agreement was $4,500 for the year ending September 30, 2011. In addition, the agreement required a maintenance fee of $3,500 per month and an annual loan fee of 1% of the maximum borrowing amount under the agreement. The Company incurred $29,000 and $77,000 of fees related to this agreement during the year ended September 30, 2011 and 2010, respectively.

In December 2010, the Company terminated its agreement with Crest mark Bank and entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25% (effective rate was 5.75 % as of September 30, 2011). Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility on demand. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased and carries the receivables and any outstanding borrowings on its consolidated balance sheet.

The Company believes that the borrowing availability provided by the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the acquisitions of certain assets of On-Site, RFFG of Cleveland, DMCC and Ashley Ellis, LLC.

As of September 30, 2011, the borrowing base availability under this agreement was $1,062,000 and the outstanding borrowings, which are classified as short-term debt on the 2011 consolidated balance sheet, were $1,938,000. Total interest expense related to the line of credit for the year ending September 30, 2011 approximated $79,000.

The loan and security agreement with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement. As of September 30, 2011, the Company was in compliance with all such covenants.

12. Lease Obligations

The Company leases space for all of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods from three to five years. The corporate office lease expires in 2015. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Rent expense was $ 617,000 in fiscal 2011 and $583,000 in fiscal 2010. As of September 30, 2011, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $2,552,000, as follows: fiscal 2012 - $823,000, fiscal 2013 - $736,000, fiscal 2014 - $556,000, fiscal 2015 - $324,000, fiscal 2016 - $90,000 and fiscal 2017 - $23,000.

13. Commitments

As of September 30, 2011, the Company had contractual obligations to purchase approximately $144,000 of recruitment advertising through December 2011.

14. Long-Term Obligations

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration. During fiscal 2009, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded additional common stock in the amount of $280,000 based on a quoted market price of $.56 per share on the date of the award. As of September 30, 2011, the liability for future payments was reflected on the consolidated balance sheet as accrued compensation of $180,000 and long-term obligations of $280,000. As of September 30, 2010, the liability for future payments was reflected on the consolidated balance sheet as accrued compensation of $180,000 and a long-term obligation of $431,000.

In November 2010, in conjunction with the purchase of RFFG of Cleveland LLC and DMCC Staffing LLC the Company accrued an earn-out liability as discussed in Note 4, which was subsequently reduced by $1,276,000. The remaining long-term portion of the earn-out liability is $209,000 on September 30, 2011.

The Company additionally has a long-term balance of deferred rent $192,000 at September 30, 2011.

15. Common Stock

In fiscal 2010, the Company issued 1,476,000 shares of its common stock in connection with the acquisition of On-Site Services, Inc.

During fiscal 2010, the majority shareholder of the Company paid $46,000 of compensation to an executive of the Company on behalf of the Company. As a result, the Company recorded this amount as a capital contribution with the compensation expense recorded in its statement of operations for the year ended September 30, 2010.

In November 2010, the Company issued 5,581,395 shares of common stock in connection with the acquisition of DMCC staffing, LLC and RFFG of Cleveland, LLC.

In September 2011, the Company issued 1,250,000 shares of its common stock in connection with the acquisition of Ashley Ellis, LLC.

16. Stock Option Plans

As of September 30, 2011, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan and 1999 Stock Option Plan. All three plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting and as of September 30, 2011 there were 720,840 shares available for issuance under the plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2011 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

A summary of stock option activity is as follows:
	Year Ended September 30
(Number of Options in Thousands)	2011	2010

Number of options outstanding:
Beginning of year	388	630
Granted	—	10
Exercised	(12)	—
Terminated	(75)	(253)

End of year	301	387

Number of options exercisable at end of year	255	318
Number of options available for grant at end of year	731	686

Weighted average option prices per share:
Granted during the year	$—	$.31
Exercised during the year	.40	—
Terminated during the year	1.26	.83
Outstanding at end of year	.95	.99
Exercisable at end of year	1.00	1.06

Stock options outstanding as of September 30, 2011 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $1.00	235	$.73	189	$.75	6.08
$1.25 to $2.39	66	1.72	66	1.72	.88

As of September 30, 2011, the aggregate intrinsic value of outstanding stock options and exercisable stock options was zero. The stock options exercised during the year had an intrinsic value of $.12 a share.

The average fair value of stock options granted was estimated to be $0.17 per share in fiscal 2010. No stock options were issued in fiscal year 2011. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2011	2010

Expected option life (years)	5.0	5.0
Expected stock price volatility	65%	65%
Expected dividend yield	—%	—%
Risk-free interest rate	.96%	1.5%

Stock-based compensation expense attributable to stock options was $8,000 in fiscal 2011 and $11,000 in fiscal 2010. As of September 30, 2011, there was $22,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 4 years.

17. Segment Data

As a result of the acquisition of certain of the assets of DMCC and RFFG of Cleveland and entry into the Management Agreement discussed above, the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation. Accordingly, the Company’s segment disclosures were revised in the current year.

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, and accounting, (c) temporary staffing in the agricultural industry, (d) temporary light industrial staffing and (e) management services. Intersegment net service revenues are not significant. Revenues generated from the temporary professional services staffing, temporary staffing in the agricultural industry and light industrial staffing are classified as contract staffing services revenues in the statements of operations. Selling, general and administrative expenses are not separately allocated among agricultural, professional services or industrial staffing services within the contract staffing services sector for internal reporting purposes.

17. Segment Data - continued
	Fiscal Year Ended
	September 30
(In Thousands)	2011	2010

Direct Hire Placement Services
Revenue	$4,430	$2,897
Placement services gross margin	100%	100%
Operating loss	(678)	(1,248)
Depreciation & amortization	180	185
Accounts receivable – net	699	297
Intangible assets	584	—
Goodwill	24	—
Total assets	5,301	2,259

Management Services
Revenue	$838	$—
Operating income	519	—
Fee receivable	225	—
Intangible assets	—	—
Goodwill	—	—
Total assets	225	—

Contract Staffing Services
Agricultural services revenue	$12,412	$2,803
Industrial services revenue	12,349	—
Professional services revenue	7,160	6,217
Agricultural services gross margin	4.6%	3.5%
Industrial services gross margin	14.6%	—
Professional services gross margin	29.9%	29.1%
Operating income (loss)	$715	$(263)
Depreciation and amortization	533	58
Accounts receivable – agricultural services	666	274
Accounts receivable – industrial services	3,837	—
Accounts receivable – professional services	1,177	848
Intangible assets	2,115	259
Goodwill	1,256	172
Total assets	$5,970	$1,135

Consolidated
Total revenue	$37,189	$11,917
Operating income (loss)	556	(1,511)
Depreciation and amortization	713	243
Total accounts receivables - net	6,604	1,419
Intangible assets	2,699	259
Goodwill	1,280	172
Total assets	$11,496	$3,394

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois

We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. as of September 30, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois
December 28, 2011

Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T), Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision and with the participation of the chief executive officer and the chief financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011. Management’s assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include the controls of DMCC Staff, LLC, RFFG of Cleveland, LLC and Ashley Ellis, LLC which the Company acquired during the year ended September 30, 2011, and whose financial statements reflect total assets and net revenues of 44.9% and 20.1%, respectively, of the related consolidated balances as of and for the year ended September 30, 2011.

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

PART III

Item 10, Directors, Executive Officers and Corporate Governance.

Information set forth in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the headings “Election of Directors,” “Directors and Executive Officers” and “Corporate Governance” are incorporated herein by reference.

The Company has a code of ethics that applies to all of its directors and employees, including its principal executive officer, principal financial officer and principal accounting officer. The code of ethics is filed as an exhibit to this annual report.

Item 11, Executive Compensation.

Information set forth in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the heading “Executive Compensation” is incorporated herein by reference.

Item 12, Security Ownership of Certain Beneficial Owners and Management.

Information set forth in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans were as follows as of September 30, 2011
(number of shares in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	301	$0.95	731

Equity compensation plans not approved by security holders	—	—	—

Total	301	$0.95	731

Item 13, Certain Relationships and Related Transactions, and Director Independence.

Information set forth in the Company’s Proxy Statement for the 2012 annual meeting of shareholders under the heading “Director Independence” is incorporated herein by reference.

Item 14, Principal Accountant Fees and Services.

Information set forth in the Company’s Proxy Statement for the 2011 annual meeting of shareholders under the heading “Principal Accountant Fees” is incorporated herein by reference.

PART IV

Item 15, Exhibits and Financial Statement Schedules.

Documents Filed

The following documents are filed as part of this report:
Page

Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheet as of September 30, 2011 and September 30, 2010	11

Consolidated Statement of Operations for the years ended	12
September 30, 2011 and September 30, 2010

Consolidated Statement of Shareholders’ Equity for the years ended	13
September 30, 2011 and September 30, 2010

Consolidated Statement of Cash Flows for the years ended	14
September 30, 2011 and September 30, 2010

Notes to Consolidated Financial Statements	15

All other financial statements schedules are omitted because they are not applicable.

Exhibits

The following exhibits are filed as part of this report:

No.	Description of Exhibit

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

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: 12/28/2011	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 12/28/2011	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza Chief Executive Officer (Principal executive officer)

Date: 12/28/2011	By: /s/ James R. Harlan
James R. Harlan Chief Financial Officer (Principal financial and accounting officer)

Date: 12/28/2011	By: /s/ Dennis W. Baker
Dennis W. Baker, Director

Date: 12/28/2011	By: /s/ Herbert F. Imhoff, Jr.
Herbert F. Imhoff, Jr., Director

Date: 12/28/2011	By: /s/ Charles W. B. Wardell III
Charles W. B. Wardell III, Director

Date: 12/28/2011	By: /s/ Thomas C. Williams
Thomas C. Williams, Director