Form 10-Q
period 2011-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2012-02-14
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
Yes ☒ No ☐

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2011 was 20,449,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended December 31, 2011
INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	September 30
(In Thousands)	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45	$314
Accounts receivable, less allowances (December 2011- $187; September 2011 - $137)	7,464	6,604
Other	160	190

Total current assets	7,669	7,108
Property and equipment, net	385	409
Goodwill	1,280	1,280
Intangible assets, net	2,599	2,699

Total assets	$11,933	$11,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400	$485
Accrued compensation	2,532	2,391
Short-term debt	2,360	1,938
Other	1,286	1,307

Total current liabilities	6,578	6,121

Long-term obligations	632	681

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding - 21,699 shares at December 2011 and at September 2011	10,037	10,031
Accumulated deficit	(5,314)	(5,337)

Total shareholders’ equity	4,723	4,694

Total liabilities and shareholders’ equity	$11,933	$11,496

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended December 31
(In Thousands, Except Per Share Data)	2011	2010

Net revenues:
Contract staffing services	$10,907	$4,887
Direct hire placement services	1,873	923
Management services	—	162
Net revenues	12,780	5,972

Cost of contract services	9,322	4,115
Selling, general and administrative expenses	3,283	1,735
Amortization of intangible assets	100	94

Income from operations	75	28
Interest expense	52	13

Net Income	$23	$15

Weighted average number of shares – basic	21,699	14,917
Weighted average number of shares – diluted	21,928	14,921

Net Income per share – basic and diluted	$—	$—

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended December 31
(In Thousands)	2011	2010

Operating activities:
Net income	$23	$15
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	134	141
Stock compensation expense	6	2
Other non-cash items	—	9
Changes in current assets and current liabilities -
Accounts receivable	(860)	(1,723)
Accounts payable	(85)	589
Accrued compensation	141	88
Other items, net	(40)	(87)
Net cash used in operating activities	(681)	(966)
Investing activities:
Acquisition of property and equipment	(10)	—
Financing activities:
Net proceeds from short-term debt	422	264
Net cash provided by financing activities	422	264

Decrease in cash and cash equivalents	(269)	(702)
Cash and cash equivalents at beginning of period	314	945

Cash and cash equivalents at end of period	$45	$243

Supplemental Disclosure of Cash Flow Information:
Interest paid	$37	$15

Supplemental Disclosure of Non-Cash Investing Activities:

•	In August 2011, the Company purchased certain assets of Ashley Ellis, LLC in exchange for 1,250 shares of common stock value at $331.
•	In November 2010, the Company purchased certain assets of DMCC Staffing, LLC and RFFG of Cleveland, LLC in exchange for the issuance of 5,581 shares of common stock valued at $2,400.

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months
	Ended December 31
(In Thousands)	2011	2010

Common shares outstanding:
Number at beginning of period	21,699	14,856
Issuance of common stock for acquisition	—	5,581
Number at end of period	21,699	20,437

Common stock:
Balance at beginning of period	$10,031	$7,287
Issuance of common stock for acquisitions	—	2,400
Stock compensation expense	6	2

Balance at end of period	$10,037	$9,689

Accumulated deficit:
Balance at beginning of period	$(5,337)	$(5,695)
Net Income	23	15

Balance at end of period	$(5,314)	$(5,680)

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and the rules of the United States Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of results for a full year.  The September 30, 2011 consolidated balance sheet was derived from audited financial statements.  These financial statements should be read in conjunction with the financial statements included in the annual report on Form 10-K for the year ended September 30, 2011 of General Employment Enterprises, Inc. (the “Company”).

2. Entry into Asset Purchase Agreements

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

Index

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

Commencing in 2011, if the aggregate EBITDA of the businesses acquired, plus any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.  In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect to such period will be reduced proportionately.  The EBITDA Targets are $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met.  Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four.  At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.  Through December 31, 2011, $556,000 of earn-out payments were currently due and are included in other liabilities on the consolidated balance sheet.

Index

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

The results of operations of DMCC and RFFG of Cleveland are included in the Company’s statement of operations from the effective date of the acquisition, November 1, 2010.  The Company wrote off the intangible asset associated with the management agreement and reduced the earn-out liability by $1,276,000 in September 2011 when it was determined that RFFG ceased doing business on July 15, 2011 and therefore, future management fees would no longer would be earned.

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

Index

Level 3: Inputs that are both significant to the fair value measurement and unobservable.

Pro forma Information

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions described above had occurred on the first day of the earliest period presented.

	Three months ended
	December 31
(In thousands)	2011	2010

Net revenues	$12,780	$6,563
Net income	$23	$26

Basic and diluted loss per share	$0.00	$0.00

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

In consideration of the services provided under the Management Agreement, RFFG, LLC agreed to pay BMP monthly fees that approximate 6% of its gross revenues on an annual basis.  For the quarter ended December 31, 2010, approximately $162,000 of revenues were recorded related to this agreement.

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, RFFG, LLC ceased operations as of July 15, 2011 and, as a result, the Management Service Agreement was effectively terminated.  No future revenues are expected related to this agreement.  As a result, the Company recorded a loss on impairment of intangible assets in September 2011of $1,126,000, offset by income of $1,276,000 for the reduction of an associated earn-out liability.

4. Recent Accounting Developments:

In May 2011, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (ASU 2011-04).  ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in GAAP.  ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and shall be applied prospectively.  The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 2011-08).  Under ASU 2011-08, a company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary.  ASU 2011-08 is effective for interim and annual impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  The Company early adopted this provision in fiscal 2011 and it did not have a material impact on our consolidated financial statements.

Index

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three months ending December 31, 2011 and 2010, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

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

	Three Months Ended
	December 31
(In Thousands)	2011	2010

Direct Hire Placement Services
Revenue - net	$1,873	$923
Placement services gross margin	100%	100%
Operating loss	(203)	(152)
Depreciation & amortization	64	47
Accounts receivable – net	1,043	477
Intangible assets - net	555	—
Goodwill	24	—
Total assets	4,697	4,988

Management Services
Revenue - net	$—	$162
Operating income	—	164
Fee receivable	137	162
Intangible assets –net	—	1,342
Total assets	137	1,504

Index

Contract Staffing Services
Agricultural services revenue – net	$2,565	$2,377
Industrial services revenue – net	6,284	935
Professional services revenue – net	2,058	1,575
Agricultural services gross margin	5.7%	3.9%
Industrial services gross margin	12.5%	17.4%
Professional services gross margin	31.5%	32.9%
Operating income	$278	$16
Depreciation and amortization	72	95
Accounts receivable net – agricultural services	1,411	932
Accounts receivable net – industrial services	3,751	676
Accounts receivable net – professional services	1,122	898
Intangible assets - net	2,044	2,332
Goodwill	1,256	1,256
Total assets	7,099	2,385

Consolidated
Revenue -net	12,780	5,972
Operating income	75	28
Depreciation and amortization	136	141
Total accounts receivable – net	7,464	3,143
Intangible assets – net	2,599	3,674
Goodwill	1,280	1,256
Total assets	$11,933	$8,877

6. Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenue, was $205,000 and $192,000 for the three months ended December 31, 2011 and 2010, respectively.

7. Customer Concentration

The portion of consolidated net revenues derived from the Company’s largest customer was approximately 7.4% for the three months ended December 31, 2011. This customer accounted for 8.8% of the consolidated accounts receivable as of December 31, 2011.

The portion of consolidated net revenues derived from the Company’s largest customer was approximately 13.7% for the three months ended December 31, 2010. This customer accounted for 11.3% of the consolidated accounts receivable as of December 31, 2010.

8. Income Taxes

There was no provision for income taxes recorded for the three months ended December 31, 2011 and 2010 as a result of cumulative net operating losses of the Company which it expects will be used to offset current tax liabilities.

Index

9. Property and Equipment

Property and equipment, net consisted of the following:
	December 31	September 30
(In thousands)	2011	2011

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures	2,076	2,066

Total property and equipment, at cost	3,523	3,513
Accumulated depreciation and amortization	(3,138)	(3,104)

Property and equipment, net	$385	$409

10. Intangible Assets – finite life

As of December 31, 2011
(In Thousands)	Cost	Accumulated Amortization and Impairment	Net Book Value

Non-Compete	$89	$28	$61
Customer Relationships	2,913	391	2,522
Management Agreement	1,396	1,396	—
Trade Name	17	1	16

	$4,415	$1,816	$2,599

As of September 30, 2011
(In Thousands)	Cost	Accumulated Amortization and Impairment	Net Book Value

Non-Compete	$89	$24	$65
Customer Relationships	2,913	296	2,617
Management Agreement	1,396	1,396	—
Trade Name	17	—	17

	$4,415	$1,716	$2,699

Finite life intangible assets are comprised of a non-compete agreement, management agreement, trade name and customer relationships.  The non-compete agreement and trade name are amortized on a straight – line basis over the estimated useful lives of 5 years.  The customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to 10 years.  The management agreement intangible was being amortized over the five year term of the agreement.  Over the next five years, annual amortization expense for these finite life intangible assets will be $394,000 in fiscal 2012, $376,000 in fiscal 2013, $359,000 in fiscal 2014, $340,000 in fiscal 2015 and $1,230,000 thereafter.

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

Index

The Company recorded an impairment charge of $1,126,000 in September 2011 for the remaining unamortized amount of the Management Services Agreement intangible asset.  The impairment charge represents the difference between the fair value and the carrying value of the intangible asset.  No future cash flows associated with the Management Services Agreement are expected as the management agreement was effectively terminated as a result of the managed entity, RFFG, LLC, ceasing operations in July 2011.

11. Commitments

As of December 31, 2011, the Company had contractual obligations to purchase approximately $560,000 of recruitment advertising through December 31, 2011.

12. Line of Credit

The Company had a loan and security agreement with Crestmark Bank for financing of its accounts receivable which was terminated in December 2010.  Interest expense under this agreement was $4,500 for the three months ended December 31, 2010.  In addition, the agreement required a maintenance fee of $3,500 per month and an annual loan fee of 1% of the maximum borrowing amount under the agreement.  The Company incurred $29,000 of fees related to this agreement during the three months ended December 31, 2010.

In December 2010, the Company entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”).  The AR Credit Facility provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25% (effective rate was 5.83 % as of December 31, 2011).

The Company believes that the borrowing availability provided by the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the prior year acquisitions of certain assets.

The outstanding borrowings under this agreement, which are classified as short-term debt on the consolidated balance sheets were $2,360,000 and $1,938,000 as of December 31, 2011 and September 30, 2011, respectively.  As of December 31, 2011, the borrowing base availability under this agreement was $337,000.  Total interest expense related to the line of credit for the three months ended December 31, 2011 approximated $44,000.

The loan and security agreement with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement.  As of December 31, 2011, the Company was in compliance with all such covenants.

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

Businesses in the agricultural industry, light industrial staffing and management services are the direct result of acquisitions over the last two fiscal years.  Onsite Services Inc. was acquired June 2010 which allowed us entry to the agricultural industry while the acquisition of RFFG of Cleveland, LLC and DMCC Staffing, LLC in November 2011 allowed entry into the light industrial market and management services.  Lastly, Ashley Ellis, LLC was acquired in August 2011 and complemented the professional staffing segment.

The Company’s professional staffing services business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 8.5% in December 2011 and 9.4% in December 2010.  Our revenues are highly contingent on the unemployment rate and we are optimistic that employment levels continue to decline as we enter a Presidential election year.

Index

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company.  We believe our current segments complement one another and position us for future growth.

As of December 31, 2011, the Company operated eighteen branch offices located in eleven states.

Results of Operations – Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Results of Operations

Net revenues
Consolidated net revenues are comprised of the following:

	Three Months Ended December 31,
(In thousands)	2011	2010	$ change	% change
Placement Services	$1,873	$923	$950	102.9%
Management Services	—	162	(162)	(100%)
Professional Contract Services	2,058	1,575	483	30.7
Agricultural Contract Services	2,565	2,377	188	7.9
Industrial Contract Services	6,284	935	5,349	572
Consolidated Net Revenues	$12,780	$5,972	$6,808	114.0%

Consolidated net revenues increased $6,808,000 or 114.0% from the same period last year primarily due to the acquisition of certain assets of RFFG of Cleveland and DMCC in November 2010.  The Industrial Contract Services segment has seen tremendous growth over the last year with the addition of these entities as well as the start up of BMCH Inc. and BMCHPA, Inc. in May 2011 and July 2011, respectively.  The incremental revenue growth due BMCH Inc. and BMCHPA, Inc was $4,891,000 in the three months ended December 31, 2011.  These increases are coupled with strong demand for Placement Services and Professional Contract Services.  Increases in each area were partially offset with a $162,000 decrease in Management Services revenue due to the termination of the agreement with RFFG Inc. in July 2011.

Cost of contract services
The cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the three months ended December 31, 2011 increased $5,207,000 or 126.6% primarily due to revenue growth.  Cost of services expressed as a percentage of net revenue increased from 68.9% for the three months ended December 31, 2010 to 72.9% for the three months ended December 31, 2011 primary due to revenue mix.  The current quarter has significantly more Industrial service revenue which carries a lower gross profit percentage.  See chart below for summary of Gross Profit % by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	December 31, 2011	December 31, 2010
Direct hire placement services	100%	100%
Management services	n/a	100%
Agricultural contract services	5.7%	3.9%
Industrial contract services	12.5%	17.2%
Professional contract services	31.5%	32.9%
Combined Gross Profit Margin %	27.1%	31.1%

Index

For the three months ended December 31, 2011, we saw an improvement in Agricultural Services to 5.7% due to aggressive pricing while we saw a decrease in Professional Services to 31.5% due to a more competitive market place.  Industrial Services saw a decrease in margin rate due to the incremental revenue of BMCH Inc. which was had lower margins.

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

Selling, general and administrative expenses for the three months ended December 31, 2011 increased $1,548,000 or 89.2% compared to the same period last year primarily due to revenue growth.  Expressed as a % of revenue, selling, general and administrative expenses decreased from 29.1% to 25.7 % as we leverage our growth.

Amortization of intangible assets
Amortization expense of $100,000 and $94,000 recorded for the three months ended December 31, 2011and 2010 represents the amortization associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of Onsite, RFFG of Cleveland, DMCC and Ashley Ellis.

Interest expense
Interest expense for the three months ended December 31, 2011 increased $39,000, or 300% from the same period last year primarily as a result of higher borrowings.  Borrowings have increased as we continue to grow the business.

Other
There was no provision for income taxes recorded for the three months ended December 31, 2011 and 2010 as a result of cumulative net operating losses of the Company which it expects will be used to offset current tax liability.  As of September 30, 2011 there were approximately $8,500,000 of losses available to reduce federal taxable income in future years through 2030, and there were approximately $7,000,000 of losses available to reduce state taxable income in future years, expiring from 2012 through 2030.  Due to common stock transactions in the current and prior years, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.

Index

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the three months ended December 31, 2011	For the three months ended December 31, 2010
Cash flows used in operating activities	$(681)	$(966)
Cash flows used in investing activities	(10)	—
Cash flows provided by financing activities	422	264

As of December 31, 2011, the Company had cash and cash equivalents of approximately $45,000, which was a decrease of approximately $269,000 from September 30, 2011.  Net working capital (current assets less current liabilities) at December 31, 2011 was approximately $1,091,000, which was an increase of approximately $104,000 from September 30, 2011 and the current assets divided by current liabilities – current ratio - was 1.2 to 1.   Net cash used in operating activities for the three months ended December 31, 2011 and the three months ended December 31, 2010 was ($681,000) and ($966,000), respectively.  The fluctuation is due to timing of our accounts receivable collections and payments of accounts payable and payroll accruals.

Net cash used in investing activities for the three months ended December 31, 2011 was ($10,000) and zero for the three months ended December 31, 2010.  The increase was the direct result of a vehicle purchase to support our Agricultural segment.

Net cash flow provided by financing activities for the three months ended December 31, 2011 was $422,000 compared to $264,000 in the three months ended December 31, 2010.  Fluctuations in financing activities are attributable to the level of borrowings.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  There have been no significant changes from the amounts presented in the Form 10-K.

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

In consideration of the services provided under the management agreement, RFFG will pay the Company approximately 6% of its gross revenues.  The Company added employees to provide the services required under the management agreement.  In July 2011, the management agreement was effectively terminated as a result of RFFG ceasing operations.  There are no future revenues expected under this agreement.   In consideration for the assets acquired and the rights under the management contract, the Company paid $2,400,000 through the issuance of its common stock.  In addition, the purchase agreement requires the Company to make additional payments of up to a total of $2,400,000 over the next four years if certain performance targets are achieved.  Through December 31, 2011, payments of $556,000 are currently due.

Index

In June 2010, the Company acquired certain assets of On-Site Services, Inc. through the issuance of 1,476,015 shares of its common stock.  Additionally, the former owner of On-Site services, Inc is entitled to earn-out payments over the next four years totaling up to $1,020,000; $600,000 of which is payable in cash and $420,000 of which is payable in either cash or common stock or any combination thereof, in the Company’s sole discretion, upon the attainment of certain aggregate performance targets.  The Company has determined that the fair value of the contingent consideration that could be paid under this earn-out agreement is zero based on the estimated probability of any payment being made. The assets purchased related to On-Site Staffing, LLC constitute businesses and as such the acquisition of these assets will be accounted for as a business combination

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.  As of December 31, 2011, $420,000 remains payable under this agreement and is included in accrued compensation and long-term obligations on the Company’s balance sheet.

In December 2010, the Company entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”).  The AR Credit Facility provides for borrowings on a revolving basis of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of .5%) plus 5.25% for a total interest rate of 5.75%.  Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility.  Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date.  The Company continues to be responsible for the servicing and administration of the receivables purchased.  The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.  The outstanding borrowings at December 31, 2011 are $2,360,000 and the remaining borrowing availability is $337,000.

As of September 30, 2011, there were approximately $8,500,000 of losses available to reduce federal taxable income in future years through 2030, and there were approximately $7,000,000 of losses available to reduce state taxable income in future years, expiring from 2011 through 2029.  Due to the sale of shares of common stock to PSQ during fiscal 2009 and the change in ownership of PSQ in November 2010, the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.  Future realization of the tax benefits of net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized.  Accordingly, the Company maintained a full valuation allowance as of December 31, 2011 and September 30, 2011.

The Company believes that the borrowing availability under its AR Credit Facility will be adequate to fund continuing operations and the increase in working capital due to growth in the business.  In the event Wells Fargo elects not to advance us funds on our accounts receivable balance or the performance of the acquired entities do not meet our expectations, we could experience liquidity constraints.

Index

Off-Balance Sheet Arrangements

As of December 31, 2011, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2011, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s first quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Index

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date : February 14, 2012	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza
Chairman of the Board and Chief Executive Officer

By: /s/ Jarett A. Misch
Jarett A. Misch
Chief Financial Officer and Treasurer