Form 10-Q
period 2012-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2012-05-15
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 14, 2012 was 21,699,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended March 31, 2012
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

Index

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31	September 30
(In Thousands)	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95	$314
Accounts receivable, less allowances (March 31, 2012- $174; September 30, 2011 - $137)	6,484	6,604
Other	262	190

Total current assets	6,841	7,108
Property and equipment, net	540	409
Goodwill	1,280	1,280
Intangible assets, net	2,499	2,699

Total assets	$11,160	$11,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295	$485
Accrued compensation	2,690	2,391
Short-term debt	2,299	1,938
Other	1,055	1,307

Total current liabilities	6,339	6,121

Long-term obligations	573	681

Total liabilities	6,912	6,802

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding - 21,699 shares at March 2012 and at September 2011	10,077	10,031
Accumulated deficit	(5,829	(5,337

Total shareholders’ equity	4,248	4,694

Total liabilities and shareholders’ equity	$11,160	$11,496

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months		Six Months
	Ended March 31		Ended March 31
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Net revenues:
Contract services	$11,064	$6,626	$21,971	$11,512
Placement services	1,638	990	3,511	1,913
Management services	-	288	-	450
Net revenues	12,702	7,904	25,482	13,875

Cost of contract services	9,438	5,803	18,760	9,918
Selling, general and administrative expenses	3,624	2,025	6,907	3,760
Amortization of intangible assets	100	155	200	249

Loss from operations	(460)	(79)	(385)	(52)
Interest expense	55	25	107	38

Net loss and comprehensive loss	$(515)	$(104)	$(492)	$(90)

Average number of shares – basic and diluted	21,699	20,447	21,699	17,652

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(.01)

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Six Months
	Ended March 31
(In Thousands)	2012	2011

Common shares outstanding:
Number at beginning of period	21,699	14,856
Issuance of common stock for acquisition	-	5,581
Issuance of common stock for options	-	12
Number at end of period	21,699	20,449

Common stock:
Balance at beginning of period	$10,031	$7,287
Stock compensation expense	46	4
Issuance of common stock for options	-	5
Issuance of common stock for acquisition	-	2,400

Balance at end of period	$10,077	$9,696

Accumulated deficit:
Balance at beginning of period	$(5,337)	$(5,695)
Net loss	(492)	(90)

Balance at end of period	$(5,829)	$(5,785)

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended March 31
(In Thousands)	2012	2011

Operating activities:
Net loss	$(492)	$(90)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	345
Stock compensation expense	46	4
Other non-cash items	-	18
Changes in current assets and current liabilities -
Accounts receivable	120	(2,597)
Accounts payable	(190)	28
Accrued compensation	299	758
Other, net	(232)	(82)
Net cash used in operating activities	(174)	(1,616)
Investing activities:
Acquisition of property and equipment	(206)	(1)
Acquisition of Ashley Ellis	(200)	-
Net cash used in investing activities	(406)	(1)
Financing activities:
Net proceeds from short-term debt	361	1,266
Exercises of stock options	-	5
Net cash provided by financing activities	361	1,271

Decrease in cash and cash equivalents	(219)	(346)
Cash and cash equivalents at beginning of period	314	945

Cash and cash equivalents at end of period	$95	$599

Supplemental Disclosure of Cash Flow Information:
Interest paid	$96	$25

Supplemental Disclosure of Non-Cash Investing Activities:

•	In November 2010, the Company purchased certain assets of DMCC Staffing, LLC and RFFG of Cleveland, LLC in exchange for the issuance of 5,581 shares of common stock valued at $2,400.

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

Brad A. Imhoff is the brother of Herbert F. Imhoff, Jr., a director and President of the Company.  Brad A. Imhoff and Ashley Ellis, an entity of which Brad A. Imhoff is the sole member and Chief Executive Officer, were parties to the transaction.  As consideration for the assets, the Company paid Ashley Ellis $200,000 on the date of closing and paid an additional $200,000 in February 2012.  The Company also issued Ashley Ellis 1,250,000 restricted shares of the Company’s common stock valued at $331,000.

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

In conjunction with the acquisition, the Company entered into a definitive management and services agreement for the management of the businesses of certain affiliates of DMCC, RFFG of Cleveland and Mr. Bean (the “Management Agreement”), as described in Note 3.  On November 30, 2010, Business Management Personnel, Inc. (“BMP”), a wholly-owned subsidiary of the Company, entered into the Management Agreement, effective as of November 1, 2010, with RFFG, LLC (“RFFG”).

Pursuant to the Asset Purchase Agreement, the Company issued $2,400,000 in shares of its common stock (5,581,395 shares based on the December 30, 2010 closing date) to DMCC and RFFG of Cleveland.

If the aggregate EBITDA of the businesses acquired, plus any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.  In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect to such period will be reduced proportionately.  Starting in the calendar year ending December 31, 2012, the EBITDA Targets are adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four.  At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.  As of March 31, 2012, the Company has accrued approximately $1 million of estimated earn-out payments, of which $585,000 is currently due and is included in other liabilities and long-term obligations on the consolidated balance sheets.

Index

Pro forma Information

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions described above had occurred on the first day of the earliest period presented.

	Three Months Ended		Six Months Ended
	March 31		March 31
(In thousands)	2012	2011	2012	2011

Net revenues	$12,702	$8,610	$25,482	$15,900
Net loss	$(565)	$(10)	$(542)	$14

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.03)	$0.00

3. Entry into Management Service Agreement

In conjunction with the Asset Purchase Agreement for DMCC and RFFG of Cleveland, BMP, an Ohio corporation and a wholly-owned subsidiary of the Company, entered into a management service agreement (the “Management Agreement”) with RFFG, LLC (“RFFG”), effective November 1, 2010.

Pursuant to the Management Agreement, BMP agreed to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers’ compensation, benefits, physical locations, information technologies and employees.

In consideration of the services provided under the Management Agreement, RFFG, LLC agreed to pay BMP monthly fees that approximate 6% of its gross revenues on an annual basis.  For the three and six months ended March 31, 2011, approximately $288,000 and $450,000, respectively, of revenues were recorded related to this agreement.

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, RFFG, LLC ceased operations as of July 15, 2011 and, as a result, the Management Service Agreement was effectively terminated.  No future revenues are expected related to this agreement.  At March 31, 2012, the Company has a $137,000 Management Fee Receivable related to this agreement.

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

Index

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

Pursuant to FASB ASC Topic 220, “Comprehensive Income” (“ASC Topic 220”), the Company is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of its condensed consolidated balance sheets. For the three and six months ending March 31, 2012 and 2011, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

5. Segment Data

The Company’s segments consist of the following: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, and accounting, (c) temporary staffing in the agricultural industry, (d) temporary light industrial staffing and (e) management services.  Intersegment net service revenues are not significant.  Revenues generated from the temporary professional services staffing, temporary staffing in the agricultural industry and light industrial staffing are classified as contract staffing services revenues in the statements of operations.  Selling, general and administrative expenses are not separately allocated among agricultural, professional services or industrial staffing services within the contract staffing services sector for internal reporting purposes.

	Three Months Ended		Six Months Ended
	March 31		March 31
(In Thousands)	2012	2011	2012	2011

Direct Hire Placement Services
Revenue - net	$1,638	$990	$3,511	$1,913
Placement services gross margin	100%	100%	100%	100%
Operating loss	(601)	(108)	(803)	(260)
Depreciation & amortization	61	49	125	96
Accounts receivable – net	795	599	795	599
Intangible assets - net	525	-	525	-
Goodwill	24	-	24	-
Total assets	3,817	4,997	3,817	4,997

Management Services
Revenue - net	$-	$288	$-	$450
Operating income	-	201	-	363
Fee receivable	137	371	137	371

Contract Staffing Services
Agricultural services revenue – net	$1,787	$3,035	$4,352	$5,412
Industrial services revenue – net	7,254	1,991	13,538	2,925
Professional services revenue – net	2,023	1,600	4,081	3,175
Agricultural services gross margin	3.1%	4.4%	4.6%	4.2%
Industrial services gross margin	13.2%	13.0%	12.9%	14.4%
Professional services gross margin	30.4%	26.9%	31.1%	29.9%
Operating income (loss)	$141	$(172)	$418	$(155)
Depreciation and amortization	80	164	150	249
Accounts receivable net – agricultural services	525	868	525	868
Accounts receivable net – industrial services	4,073	1,221	4,073	1,221
Accounts receivable net – professional services	954	897	954	897
Intangible assets - net	1,974	3,519	1,974	3,519
Goodwill	1,256	1,256	1,256	1,256
Total assets	7,206		7,206

Consolidated
Revenue -net	$12,702	$7,904	$25,482	$11,512
Operating income (loss)	(460)	(79)	(335)	(90)
Depreciation and amortization	141	204	275	345
Total accounts receivable – net	6,484	4,017	6,484	4,017
Intangible assets – net	2,499	3,519	2,499	3,519
Goodwill	1,280	1,256	1,280	1,256
Total assets	$11,160	$9,889	$11,160	$9,889

Index

6. Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statement of operations as a reduction of placement service revenue, was $159,000 and $170,000 for the three months ended March 31, 2012 and 2011, respectively, and $364,000 and $362,000 for the six months ended March 31, 2012 and 2011, respectively.

7. Customer Concentration

The portion of consolidated net revenues derived from the Company’s largest customer was 10.4% for the three months ended March 31, 2012.  The Accounts Receivable balance for this customer was $872,000 at March 31, 2012.   No other customer accounted for more than 10% of net revenues during the quarter ended March 31, 2012.  For the six months ended March 31, 2012, no one customer accounted for more than 10% of net revenue.

The portion of consolidated net revenues derived from the Company’s largest customer was 21.4% for the three months ended March 31, 2011.  The second largest customer accounted for 15.2% for the quarter ending March 31, 2011.  No other customer accounted more than 10% of net revenues during the quarter ended March 31, 2011.  For the six months ended March 31, 2011, the company’s largest customer was 18.1% of net revenue with the second largest accounting for 12.2%.  No other customer accounted for more than 10% of net revenues during the six months ended March 31, 2011.

8. Property and Equipment

Property and equipment, net consisted of the following:
	March 31	September 30
(In thousands)	2012	2011

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures	2,270	2,066

Total property and equipment, at cost	3,717	3,513
Accumulated depreciation and amortization	(3,177)	(3,104)

Property and equipment, net	$540	$409

Index

9. Intangible Assets – finite life

As of March 31, 2012
(In Thousands)	Cost	Accumulated Amortization and Impairment	Net Book Value

Non-Compete	$89	$33	$56
Customer Relationships	2,913	485	2,428
Management Agreement	1,396	1,396	-
Trade Name	17	2	15

	$4,415	1,916	2,499

As of September 30, 2011
(In Thousands)	Cost	Accumulated Amortization and Impairment	Net Book Value

Non-Compete	$89	$24	$65
Customer Relationships	2,913	296	2,617
Management Agreement	1,396	1,396	—
Trade Name	17	—	17

	$4,415	$1,716	$2,699

Finite life intangible assets are comprised of a non-compete agreement, management agreement, trade name and customer relationships.  The non-compete agreement and trade name are amortized on a straight – line basis over the estimated useful lives of 5 years.  The customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to 10 years.  The management agreement intangible was previously being amortized over the five year term of the agreement.  Amortization expense for these finite life intangible assets will be $193,000 for the remainder of fiscal 2012, $376,000 in fiscal 2013, $359,000 in fiscal 2014, $340,000 in fiscal 2015, $321,000 in fiscal 2016 and $910,000 thereafter.

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

10. Commitments

As of March 31, 2012, the Company had contractual obligations to purchase approximately $380,000 of recruitment advertising through December 31, 2012.

Index

11. Line of Credit

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

In December 2010, the Company entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”).  The AR Credit Facility provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25% (effective rate was 5.75% as of March 31, 2012).

In February 2012 the AR Credit Facility with Wells Fargo Bank N.A. was amended whereby the facility maximum increased to $4,500,000 from $3,000,000.

The Company believes that the borrowing availability provided by the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from the prior year acquisitions of certain assets.

The outstanding borrowings under this agreement, which are classified as short-term debt on the consolidated balance sheets were $2,299,000 and $1,938,000 as of March 31, 2012 and September 30, 2011, respectively.  As of March 31, 2012, the borrowing base availability under this agreement was $639,000.  Total interest expense related to the line of credit for the three months ended March 31, 2012 and 2011 was $50,000 and $18,000 respectively, and $88,000 and $19,000 for the six months ended March 31, 2012 and 2011, respectively.

The loan and security agreement with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement.  As of March 31, 2012, the Company was in compliance with all such covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General Employment Enterprises, Inc. (the “Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893.  The Company’s segments consist of the following: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in the agricultural industry and (c) temporary staffing services in light industrial staffing.

The agricultural industry, light industrial staffing and management services segments are the direct result of acquisitions over the last two fiscal years.  Onsite Services Inc. was acquired June 2010 which allowed us entry to the agricultural industry while the acquisition of RFFG of Cleveland, LLC and DMCC Staffing, LLC in November 2011 allowed entry into the light industrial market and management services.  Lastly, Ashley Ellis, LLC was acquired in August 2011 and complemented the professional staffing segment.

The Company’s professional staffing services business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 8.2% in March 2012 and 8.9% in March 2011.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company.  We believe our current segments complement one another and position us for future growth.

As of March 31, 2012, the Company operated eighteen branch offices located in eleven states.

Index

Results of Operations – Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Results of Operations

Net revenues

Consolidated net revenues comprised of the following:
	Three Months Ended March 31,
				% change
(In thousands)	2012	2011	$ change
Placement Services	$1,638	$990	$648	65.5%
Management Services	-	288	(288)	(100.0)
Professional Contract Services	2,023	1,600	423	26.4
Agricultural Contract Services	1,787	3,035	(1,248)	(41.1)
Industrial Contract Services	7,254	1,991	5,263	264.5
Consolidated Net Revenues	$12,702	$7,904	$4,798	60.7%

Consolidated net revenues increased $4,798,000 or 60.7% from the same period last year primarily due to the acquisition of certain assets of Ashley Ellis, LLC in September 2011 and Industrial Contract start ups of BMCH Inc. and BMCHPA, Inc. in May 2011 and July 2011, respectively.  The Ashley Ellis acquisition resulted in incremental Placement Services and Professional Contract Services revenue of $393,000 and $366,000 respectively.  These increases were partially offset by decreases in Management Services revenue resulting from the termination of the management agreement with RFFG Inc. in July 2011 and by the loss of a major customer in the Agricultural Contract Services segment in January 2012.

Cost of contract services
The cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the three months ended March 31, 2012 increased $3,635,000 or 62.6% primarily due to revenue growth.  Cost of contract services expressed as a percentage of net contract services revenue decreased to 85.3% for the three months ended March 31, 2012 from 87.6% for the three months ended March 31, 2011.  See chart below for summary by segment:

	Three Months Ended	Three Months Ended
Cost of contract services as % of net contract services revenue	March 31, 2012	March 31, 2011
Direct hire placement services	0%	0%
Management services	n/a	0%
Agricultural contract services	96.9%	95.6%
Industrial contract services	86.8%	87.0%
Professional contract services	69.6%	73.1%
Total	85.3%	87.6%

Costs as a percentage of net revenue have increased in the Agricultural segment as we had to aggressively price business to offset lost revenue.  Industrial contract costs as percentage of net revenue have decreased primarily due to growth in higher margin business while Professional contract service costs as a percentage of net revenue have decreased as a result of management initiatives implemented to drive profitable growth in this segment.

Index

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

Selling, general and administrative expenses for the three ended March 31, 2012 increased $1,599,000 or 79.0% compared to the same period last year.  Increase can be attributed to a larger organization as the Company operated more branch offices with the acquisition of Ashley Ellis as well with the start up of BMCH Inc. and BMCHPA, Inc.  Additionally, total compensation for our operating divisions has increased significantly more than the increases in net revenue primarily due to a compensation policy change in the Professional Services segment.  In order to attract, retain and motivate the operating teams in a competitive marketplace, commission structures as well as base compensation were changed which resulted in a move away from advances and toward base salaries.  While revenue growth is strong, the Company has not yet leveraged total compensation expense in this segment with this change.

Amortization of intangible assets
Amortization expense of $100,000 and $155,000 was recorded for the three months ended March 31, 2012 and 2011, respectively.  Amount represents the amortization associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of Onsite, RFFG of Cleveland, DMCC and Ashley Ellis.  The reduction is primarily due to a decrease in the amortization of the management agreement intangible asset as a result of the $1,126,000 impairment charge recorded in September 2011 upon the termination of the related management services agreement with RFFG, Inc.

Interest expense
Interest expense for the three months ended March 31, 2012 was $55,000 as compared to $25,000 for the three months ended March 31, 2011.  The increase is the result of higher borrowings due to growth of business through acquisitions.

Other
There was no provision for income taxes recorded for the three months ended March 31, 2012 and March 31, 2011 as a result of current and historical net operating losses which offset any current tax liability.

Index

Results of Operations – Six Months Ended March 31, 2012 Compared to the Six Months Ended March 31, 2011

Results of Operations

Net revenues

Consolidated net revenues comprised of the following:
	Six Months Ended March 31,
(In thousands)	2012	2011	$ change	% change
Placement Services	$3,511	$1,913	$1,598	83.5%
Management Services	-	450	(450)	(100.0)
Professional Contract Services	4,081	3,175	906	28.5
Agricultural Contract Services	4,352	5,412	(1,060)	20.0
Industrial Contract Services	13,538	2,925	10,613	362.8

Consolidated Net Revenues	$25,482	$13,875	$11,607	83.7%

Consolidated net revenues increased $11,607,000 or 83.7% from the same period last year primarily due to the acquisition of certain assets of Ashley Ellis, LLC in September 2011 and Industrial Contract start ups of BMCH Inc. and BMCHPA, Inc. in May 2011 and July 2011, respectively.  The Ashley Ellis acquisition resulted in incremental Placement Services and Professional Contract Services revenue of $992,000 and $683,000, respectively.  These increases were partially offset by decreases in Management Services revenue resulting from the termination of the management agreement with RFFG Inc. in July 2011 and by the loss of a major customer in the Agricultural Contract Services segment in January 2012.

Cost of contract services
The cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the six months ended March 31, 2012 increased $8,842,000 or 89.2% primarily due to revenue growth.  Cost of contract services expressed as a percentage of net contract services revenue decreased to 85.4% for the six months ended March 31, 2012 from 86.2% for the six months ended March 31, 2011.  See chart below for summary by segment:

	Six Months Ended	Six Months Ended
Cost of contract services as % of net contract services revenue	March 31, 2012	March 31, 2011
Direct hire placement services	0%	0%
Management services	n/a	0%
Agricultural contract services	95.4%	95.8%
Industrial contract services	87.1%	85.6%
Professional contract services	68.9%	70.1%
Total	85.4%	86.2%

Costs as a percentage of net revenue have remained constant in the Agricultural segment.  Industrial contract costs as percentage of net revenue increased primarily to significant revenue growth in lower margin business while Professional contract service costs as a percentage of net revenue has decreased as the result of more profitable business with the Ashley Ellis acquisition coupled with management initiatives implemented to drive growth in this segment.

Index

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

Selling, general and administrative expenses for the six months ended March 31, 2012 increased $3,147,000 or 83.7% compared to the same period last year.  The increase can be attributed to a larger organization as the Company operated more branch offices with the acquisition of Ashley Ellis as well with the start up of BMCH Inc. and BMCHPA, Inc.  Additionally, the previously discussed compensation change in the Professional Services segment also contributed to the increase.

Amortization of intangible assets
Amortization expense of $200,000 and $249,000 recorded for the six months ended March 31, 2012 and 2011 represents the amortization associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of Onsite, RFFG of Cleveland, DMCC and Ashley Ellis.  The reduction is primarily due to a decrease in the amortization of the management agreement intangible assets as a result of the $1,126,000 impairment charge recorded in September 2011 upon the termination of the related management services agreement with RFFG, Inc.

Interest expense
Interest expense for the six months ended March 31, 2012 was $107,000 compared to $38,000 for the six months ended March 31, 2011 primarily as a result of higher borrowings.  Borrowings have increased as we continue to grow the business through acquisitions.

Other
There was no provision for income taxes recorded for the six months ended March 31, 2012 and 2011 as a result of current and historical net operating losses of the Company which offset any current tax liability.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	Six months ended March 31, 2012	Six months ended March 31, 2011
Cash flows used in operating activities	$(174)	$(1,616)
Cash flows used in investing activities	(406)	(1)
Cash flows provided by financing activities	361	1,271

As of March 31, 2012, the Company had cash and cash equivalents of approximately $95,000, which was a decrease of $219,000 from September 30, 2011.  Net working capital (current assets less current liabilities) at March 31, 2012 was $502,000, which was a decrease of $485,000 from September 30, 2011.  Current assets divided by current liabilities – current ratio - was 1.1 to 1.   Net cash used in operating activities for the six months ended March 31, 2012 and the six months ended March 31, 2011 was ($174,000) and ($1,616,000), respectively.  The improvement is primarily due to the timing of Accounts Receivable billings and collections as a result of the DMCC and RFFG acquisitions in the prior year offset by a larger operating loss and the change in payroll accruals.

Index

Net cash used in investing activities for the six months ended March 31, 2012 was ($406,000) and ($1,000) for six months ended March 31, 2011.  The change was the direct result of a $200,000 payment made to Ashley Ellis, LLC as required by the purchase agreement as well as vehicle purchases to support the Light Industrial segment.

Net cash flow provided by financing activities for the six months ended March 31, 2012 was $361,000 compared to $1,271 in the six months ended March 31, 2011.  Fluctuations in financing activities are attributable to the level of borrowings on the AR Credit Facility with Wells Fargo.

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

As consideration for the assets, the Company paid Ashley Ellis $200,000 on the date of closing and paid Ashley Ellis an additional $200,000 in February 2012.  The Company also issued 1,250,000 shares of the Company’s common stock to Ashley Ellis.

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

In consideration of the services provided under the management agreement, RFFG agreed to pay the Company approximately 6% of its gross revenues.  The Company added employees to provide the services required under the management agreement.  In July 2011, the management agreement was effectively terminated as a result of RFFG ceasing operations.  There are no future revenues expected under this agreement.   In consideration for the assets acquired and the rights under the management contract, the Company paid $2,400,000 through the issuance of its common stock.  In addition, the purchase agreement requires the Company to make additional payments of up to a total of $2,400,000 over the four year period ending December 31, 2014 if certain performance targets are achieved.  As of March 31, 2012, the Company has accrued approximately $1,000,000 of estimated payments, of which $585,000 is currently due.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.  As of March 31, 2012, $381,000 remains payable under this agreement and is included in accrued compensation and long-term obligations on the Company’s balance sheet.  The agreement expires on June 30, 2014.

In December 2010, the Company entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”).  The AR Credit Facility provides for borrowings on a revolving basis of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of .5%) plus 5.25% for a total interest rate of 5.75%.  Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility.  Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date.  The Company continues to be responsible for the servicing and administration of the receivables purchased.  The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.  The outstanding borrowings at March 31, 2012 are $2,299,000 and the remaining borrowing availability is $639,000.

Index

In February 2012 the AR Credit Facility with Wells Fargo Bank N.A. was amended whereby the facility maximum increased to $4,500,000 from $3,000,000.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2012, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s second quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2012 the Company became aware of a lien on the business by the Ohio Bureau of Workers Compensation for $229,000.  The Company believes this claim represents unpaid workers compensation premium for a period prior to the acquisition of RFFG of Cleveland in November 2010.  The Company is currently defending its position on this matter.

Index

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

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date : May 14, 2012	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza
Chairman of the Board and Chief Executive Officer

By: /s/ Jarett A. Misch
Jarett A. Misch
Chief Financial Officer and Treasurer