Form 10-Q
period 2012-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2012-08-14
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 13, 2012 was 21,699,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended June 30, 2012
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

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(In Thousands)	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$600	$314
Accounts receivable, less allowances (June 30, 2012- $158; September 30, 2011 - $137)	6,786	6,604
Other	236	190

Total current assets	7,622	7,108
Property and equipment, net	538	409
Goodwill	1,280	1,280
Intangible assets, net	2,401	2,699

Total assets	$11,841	$11,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$485
Accrued compensation	3,083	2,391
Short-term debt	2,519	1,938
Other	1,111	1,307

Total current liabilities	6,904	6,121

Long-term obligations	530	681

Total liabilities	7,434	6,802

Shareholders’ equity:
Preferred stock; authorized - 100 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding -21,699 shares at June 2012 and at September 2011	10,157	10,031
Accumulated deficit	(5,750)	(5,337)

Total shareholders’ equity	4,407	4,694

Total liabilities and shareholders’ equity	$11,841	$11,496

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(In Thousands, Except Per Share Amounts)	2012	2011	2012	2011

Net revenues:
Contract services	$12,095	$10,239	$34,066	$21,7511
Placement services	1,765	1,142	5,276	3,055
Management services	-	336	-	786
Net revenues	13,860	11,717	39,342	25,592

Cost of contract services	10,093	9,049	28,853	18,967
Selling, general and administrative expenses	3,540	2,215	10,447	5,974
Amortization of intangible assets	99	154	299	403

Income (loss) from operations	128	299	(257)	248
Interest expense	49	77	156	115

Net income (loss) and comprehensive income (loss)	$79	$222	$(413)	$133

Average number of shares – basic	21,699	20,449	21,699	18,584
Average number of shares – diluted	21,923	20,750	21,699	18,884

Net income (loss) per share - basic	$0.00	$0.01	$(0.02)	$0.01
Net income (loss) per share - diluted	$0.00	$0.01	$(0.02)	$0.01

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Nine Months
	Ended June 30,
(In Thousands)	2012	2011

Common shares outstanding:
Number at beginning of period	21,699	14,856
Issuance of common stock for acquisition	-	5,581
Issuance of common stock for options	-	12
Number at end of period	21,699	20,449

Common stock:
Balance at beginning of period	$10,031	$7,286
Stock compensation expense	126	7
Issuance of common stock upon exercise of stock options	-	5
Issuance of common stock for acquisition	-	2,400

Balance at end of period	$10,157	$9,698

Accumulated deficit:
Balance at beginning of period	$(5,337)	$(5,695)
Net (loss) income	(413)	133

Balance at end of period	$(5,750)	$(5,562)

See notes to consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended June 30,
(In Thousands)	2012	2011

Operating activities:
Net (loss) income	$(413)	$133

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	414	541
Stock compensation expense	126	7
Other non-cash items	-	66
Changes in current assets and current liabilities -
Accounts receivable	(182)	(3,134)
Accounts payable	(294)	76
Accrued compensation	692	896
Other, net	(143)	(160)
Net cash provided by (used in) operating activities	200	(1,575)
Investing activities:
Acquisition of property and equipment	(245)	(54)
Final payment for Ashley Ellis acquisition	(200)	-
Net cash used in investing activities	(445)	(54)
Financing activities:
Net proceeds from short-term debt	581	976
Partial payment of earn-out liability	(50)	-
Exercises of stock options	-	5
Net cash provided by financing activities	531	981

Increase (decrease) in cash and cash equivalents	286	(648)
Cash and cash equivalents at beginning of period	314	945

Cash and cash equivalents at end of period	$600	$297

Supplemental Disclosure of Cash Flow Information:
Interest paid	$145	$73

Supplemental Disclosure of Non-Cash Investing Activities:

•	In November 2010, the Company purchased certain assets of DMCC Staffing, LLC and RFFG of Cleveland, LLC in exchange for the issuance of 5,581 shares of common stock valued at $2,400.

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation

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

Brad A. Imhoff is the brother of Herbert F. Imhoff, Jr., a director and President of the Company.  Brad A. Imhoff and Ashley Ellis, an entity in which Brad A. Imhoff is the sole member and Chief Executive Officer, were parties to the transaction.  As consideration for the assets, the Company paid Ashley Ellis $200,000 on the date of closing and paid an additional $200,000 in February 2012.  The Company also issued Ashley Ellis 1,250,000 restricted shares of the Company’s common stock valued at $331,000.

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

Index

If the aggregate EBITDA of the businesses acquired, plus any management fees paid to the Company under the Management Agreement, meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.  In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect to such period will be reduced proportionately.  Starting in the calendar year ending December 31, 2012, the EBITDA Targets are adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four.  At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.  As of June 30, 2012, the Company has accrued approximately $1 million of estimated earn-out payments of which $565,000 has been earned and is currently due.  The estimated short term earn-out liability is included in other liabilities and the estimated long-term portion of the earn-out liability is included in long-term obligations on the consolidated balance sheets.

Pro forma Information

The following unaudited pro forma information represents the Company’s results of operations as if the acquisitions described above had occurred on the first day of the earliest period presented.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011

Net revenues	$13,860	$12,556	$39,342	$27,846
Net income (loss)	$79	$363	$(413)	$377

Basic and diluted net income (loss) per share	$0.00	$0.02	$(0.02)	$0.02

3.	Entry into Management Service Agreement

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

In consideration of the services provided under the Management Agreement, RFFG, LLC agreed to pay BMP monthly fees that approximate 6% of its gross revenues on an annual basis.  For the three and nine months ended June 30, 2011, approximately $336,000 and $786,000, respectively, of revenues were recorded related to this agreement.

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, RFFG, LLC ceased operations as of July 15, 2011 and, as a result, the Management Service Agreement was effectively terminated.  No future revenues are expected related to this agreement.  At June 30, 2012, the Company has a $137,000 management fee receivable related to this agreement which is included in accounts receivable on the consolidated balance sheets.

4.	Recent Accounting Developements

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will adopt this ASU for the year ending December 31, 2013. The adoption of ASU 2012-02 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), as amended by ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). The ASUs increase the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present OCI as part of the statement of shareholders’ equity. The amendments require companies to present all non-owner changes in shareholders’ equity, either as one continuous statement or as two separate but consecutive statements. The ASUs do not change the current option for presenting components of OCI gross of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. The amendments are effective for interim and annual reporting periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted.  For the three and nine months ending June 30, 2012 and 2011, comprehensive income consisted of net income only, and there were no items of other comprehensive income for any of the periods presented.

5.	Segment Data

The Company’s segments consist of the following: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, and accounting, (c) temporary staffing in the agricultural industry, (d) temporary light industrial staffing and (e) management services.  Intersegment net service revenues are not significant.  Revenues generated from the temporary professional services staffing, temporary staffing in the agricultural industry and light industrial staffing are classified as contract staffing services revenues in the consolidated statements of comprehensive income (loss).  Selling, general and administrative expenses are not separately allocated among agricultural, professional services or industrial staffing services within the contract staffing services sector for internal reporting purposes.

Index

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Dollars In Thousands)	2012	2011	2012	2011

Direct Hire Placement Services
Revenue - net	$1,765	$1,142	$5,276	$3,055
Placement services gross margin	100%	100%	100%	100%
Operating loss	$(442)	$(92)	$(1,245)	$(352)
Depreciation & amortization	58	38	183	134
Accounts receivable – net	902	538	902	538
Intangible assets – net	495	-	495	-
Goodwill	24	-	24	-
Total assets	3,585	1,871	3,585	1,871

Management Services
Revenue - net	$-	$336	$-	$786
Operating income	-	223	-	586
Fee receivable	137	523	137	523

Contract Staffing Services
Agricultural services revenue – net	$2,497	$5,635	$6,849	$11,047
Industrial services revenue – net	7,160	2,677	20,968	5,602
Professional services revenue – net	2,438	1,927	6,519	5,102
Agricultural services gross margin	4.3%	4.7%	4.5%	4.4%
Industrial services gross margin	14.7%	13.4%	13.5%	13.7%
Professional services gross margin	34.6%	29.0%	32.4%	29.8%
Operating income (loss)	$570	$168	$988	$14
Depreciation and amortization	81	158	231	407
Accounts receivable net – agricultural services	1,067	939	1,067	939
Accounts receivable net – industrial services	3,628	1,615	3,628	1,615
Accounts receivable net – professional services	1,052	938	1,052	938
Intangible assets - net	1,906	3,365	1,906	3,365
Goodwill	1,256	1,256	1,256	1,256
Total assets	8,119	7,580	8,119	7,580

Consolidated
Revenue -net	$13,860	$11,717	$39,342	$25,592
Operating income (loss)	128	299	(257)	248
Depreciation and amortization	139	196	414	541
Total accounts receivable – net	6,786	4,553	6,786	4,553
Intangible assets – net	2,401	3,365	2,401	3,365
Goodwill	1,280	1,256	1,280	1,256
Total assets	$11,841	$9,974	$11,841	$9,974

6.	Placement Service Revenues

The provision for falloffs and refunds, reflected in the consolidated statements of comprehensive income (loss) as a reduction of placement service revenue, was $355,000 and $186,000 for the three months ended June 30, 2012 and 2011, respectively, and $719,000 and $547,000 for the nine months ended June 30, 2012 and 2011, respectively.

7.	Customer Concentration

For the three and nine months ended June 30, 2012, no single customer accounted for more than 10% of net revenue.

Index

For the three months ended June 30, 2011, the portion of consolidated net revenues derived from the Company’s largest customer was 29.8%.  The second largest customer accounted for 11% of consolidated net revenues for the quarter ending June 30, 2011.  No other customer accounted more than 10% of net revenues during the quarter ended June 30, 2011.

For the nine months ended June 30, 2011, the portion of consolidated net revenues derived from the Company’s largest customer was 23.5% with the second largest customer accounting for 11.7%.  No other customer accounted for more than 10% of net revenues during the nine months ended June 30, 2011.

8.	Property and Equipment

Property and equipment, net consisted of the following:
	June 30,	September 30,
(In thousands)	2012	2011

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures	2,309	2,066

Total property and equipment, at cost	3,759	3,513
Accumulated depreciation and amortization	(3,218)	(3,104)

Property and equipment, net	$538	$409

9.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized.  The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur.  The Company elected early adoption of ASU 2011-08, the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary.  Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

The loss of a significant customer by Onsite during the nine months ended June 30, 2012 could have a negative effect on future earnings and cash flows from operations, and is a factor indicating the possibility of future impairment to the Company’s goodwill. The Company will continue to monitor the reporting unit and further deterioration in the reporting unit's actual results may ultimately result in a future impairment. In the event that the Company determines goodwill is impaired in the future, it would need to recognize a non-cash impairment charge.

Intangible Assets

As of June 30, 2012
(In Thousands)	Cost	Accumulated Amortization and Impairment	Net Book Value

Non-Compete	$89	$37	$52
Customer Relationships	2,913	578	2,335
Management Agreement	1,396	1,396	-
Trade Name	17	3	14

	$4,415	2,014	2,401

As of September 30, 2011
(In Thousands)	Cost	Accumulated Amortization and Impairment	Net Book Value

Non-Compete	$89	$24	$65
Customer Relationships	2,913	296	2,617
Management Agreement	1,396	1,396	—
Trade Name	17	—	17

	$4,415	$1,716	$2,699

Index

Finite life intangible assets are comprised of a non-compete agreement, management agreement, trade name and customer relationships.  The non-compete agreement and trade name are amortized on a straight – line basis over estimated useful lives of 5 years.  The customer relationships are amortized based on the estimated future undiscounted cash flows over estimated remaining useful lives of three to 10 years.  The management agreement intangible was previously being amortized over the five year term of the agreement.  Amortization expense for the remaining finite life intangible assets will be $95,000 for the remainder of fiscal 2012, $376,000 in fiscal 2013, $359,000 in fiscal 2014, $340,000 in fiscal 2015, $321,000 in fiscal 2016 and $910,000 thereafter.

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

The Company recorded an impairment charge of $1,126,000 in the fourth quarter of fiscal 2011 for the remaining unamortized amount of the Management Services Agreement intangible asset.  The impairment charge represents the difference between the fair value and the carrying value of the intangible asset.  No future cash flows associated with the Management Services Agreement are expected as the management agreement was effectively terminated as a result of the managed entity, RFFG, LLC, ceasing operations in July 2011.

10.	Commitments

As of June 30, 2012, the Company had contractual obligations to purchase approximately $260,000 of recruitment advertising through December 31, 2012.

11.	Line of Credit

The Company had a loan and security agreement with Crestmark Bank for financing of its accounts receivable which was terminated in December 2010.  Interest expense under this agreement was $4,500 during the nine months ended June 30, 2011.  In addition, the agreement required a maintenance fee of $3,500 per month and an annual loan fee of 1% of the maximum borrowing amount under the agreement.  The Company incurred $29,000 of fees related to this agreement during the nine months ended June 30, 2011.

In December 2010, the Company entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”).  The AR Credit Facility provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25% (effective rate was 5.75% as of June 30, 2012).  Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility.

In February 2012 the AR Credit Facility was amended whereby the facility maximum increased to $4,500,000 from $3,000,000.

The Company believes that the borrowing availability provided by the Wells Fargo agreement will be adequate to fund the increase in working capital needs resulting from its acquisitions.

The outstanding borrowings under this agreement, which are classified as short-term debt on the consolidated balance sheets were $2,519,000 and $1,938,000 as of June 30, 2012 and September 30, 2011, respectively.  As of June 30, 2012, the borrowing base availability under this agreement was $304,000.  Total interest expense related to the line of credit for the three months ended June 30, 2012 and 2011 was $44,000 and $35,000 respectively, and $148,000 and $73,000 for the nine months ended June 30, 2012 and 2011, respectively.

The loan and security agreement with Wells Fargo Bank includes certain customary covenants which require compliance until termination of the agreement.  As of June 30, 2012, the Company was in compliance with all such covenants.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General Employment Enterprises, Inc. (the “Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893.  The Company’s segments consist of the following: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in the agricultural industry (c) temporary staffing services in light industrial staffing and (d) management services.

The agricultural industry, light industrial staffing and management services segments are the direct result of acquisitions over the last two fiscal years.  Onsite Services Inc. was acquired June 2010 which provided us entry to the agricultural industry while the acquisition of RFFG of Cleveland, LLC and DMCC Staffing, LLC in November 2011 provided entry into the light industrial market and management services.  Lastly, Ashley Ellis, LLC was acquired in August 2011 and complemented the Company’s professional staffing segment.

The Company’s professional staffing services business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 8.2% in June 2012 and 9.2% in June 2011.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company.  We believe our current segments complement one another and position us for future growth.

As of June 30, 2012, the Company operated nineteen branch offices located in eleven states.

Results of Operations – Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Results of Operations

Net revenues
Consolidated net revenues are comprised of the following:
	Three Months Ended June 31,

(Dollars In Thousands)	2012	2011	$ change	% change
Placement Services	$1,765	$1,142	$623	54.6%
Management Services	-	336	(336)	(100.0)
Professional Contract Services	2,438	1,927	511	26.5
Agricultural Contract Services	2,497	5,635	(3,138)	(55.7)
Industrial Contract Services	7,160	2,677	4,483	167.5
Consolidated Net Revenues	$13,860	$11,717	$2,143	18.3%

Consolidated net revenues increased $2,143,000 or 18.3% from the same period last year primarily due to the acquisition of certain assets of Ashley Ellis, LLC in September 2011 and the start ups of two industrial service contract companies, BMCH Inc. and BMCHPA, Inc., in May 2011 and July 2011, respectively.  The Ashley Ellis acquisition resulted in incremental Placement Services and Professional Contract Services revenue of $578,000 and $540,000 respectively.  These increases were partially offset by decreases in Management Services revenue resulting from the termination of the management agreement with RFFG Inc. in July 2011 and by the loss of a major customer in the Agricultural Contract Services segment in January 2012.

Index

Cost of contract services
The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the three months ended June 30, 2012 increased $1,044,000, or 11.5%, primarily due to revenue growth.  Cost of contract services expressed as a percentage of net contract services revenue decreased to 83.4% for the three months ended June 30, 2012 from 88.4% for the three months ended June 30, 2011 as presented below by segment:

	Three Months Ended	Three Months Ended
Cost of contract services as % of related net revenues	June 30, 2012	June 30, 2011
Direct hire placement services	0%	0%
Management services	n/a	0%
Agricultural contract services	95.7%	95.3%
Industrial contract services	85.2%	86.6%
Professional contract services	65.4%	71.0%

Costs as a percentage of net revenue have increased in the Agricultural segment as we had to aggressively price business to offset lost revenue.  Industrial contract costs as percentage of net revenue have decreased primarily due to growth in higher margin business while Professional contract service costs as a percentage of net revenue have decreased as a result of management initiatives implemented to drive profitable growth in this segment as well as the Ashley Ellis acquisition in September 2011.

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

Selling, general and administrative expenses for the three months ended June 30, 2012 increased $1,325,000 or 59.8% compared to the same period last year.  This increase can be attributed to an increase in the number of branch offices as a result of the acquisition of Ashley Ellis and the start up of BMCH Inc. and BMCHPA, Inc.  Additionally, the Company changed its compensation policy in the Professional Services segment resulting in an increase in total compensation for our operating divisions.  In order to attract, retain and motivate the operating teams in a competitive marketplace, commission structures as well as base compensation were changed which resulted in a transition from advances to base salaries.  While revenue growth is strong, the Company has not yet fully leveraged total compensation expense in this segment after this change.

Amortization of intangible assets
Amortization expense of $99,000 and $154,000 was recorded for the three months ended June 30, 2012 and 2011, respectively, associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of Onsite, RFFG of Cleveland, DMCC and Ashley Ellis.  The reduction is primarily due to a decrease in the amortization of the management agreement intangible asset as a result of the $1,126,000 impairment charge recorded in the fourth quarter of fiscal 2011 upon the effective termination of the related management services agreement with RFFG, Inc.

Index

Interest expense
Interest expense for the three months ended June 30, 2012 was $49,000, as compared to $77,000 for the three months ended June 30, 2011.

Other
There was no provision for income taxes recorded for the three months ended June 301, 2012 and June 30, 2011 as a result of current year to date and historical net operating losses which offset any current tax liability.

Results of Operations – Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011

Results of Operations

Net revenues
Consolidated net revenues are comprised of the following:
	Nine Months Ended June 30,
(Dollars In Thousands)	2012	2011	$ change	% change
Placement Services	$5,276	$3,055	$2,221	72.7%
Management Services	-	786	(786)	(100.0)
Professional Contract Services	6,519	5,102	1,417	27.8
Agricultural Contract Services	6,849	11,047	(4,198)	(38.0)
Industrial Contract Services	20,698	5,602	15,096	269.5
Consolidated Net Revenues	$39,342	$25,592	$13,750	53.7%

Consolidated net revenues increased $13,750,000, or 53.7% from the same period last year primarily due to the acquisition of certain assets of Ashley Ellis, LLC in September 2011 and strart ups of two industrial contract services companies, BMCH Inc. and BMCHPA, Inc., in May 2011 and July 2011, respectively.  The Ashley Ellis acquisition resulted in incremental Placement Services and Professional Contract Services revenue of $1,571,000 and $1,223,000, respectively.  These increases were partially offset by decreases in Management Services revenue resulting from the termination of the management agreement with RFFG Inc. in July 2011 and by the loss of a major customer in the Agricultural Contract Services segment in January 2012.

Cost of contract services
The cost of contract services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  The cost of contract services for the nine months ended June 30, 2012 increased $9,886,000 or 52.1% primarily due to the related revenue growth.  Cost of contract services expressed as a percentage of net contract services revenue decreased to 84.7% for the nine months ended June 30, 2012 from 87.2% for the nine months ended June 30, 2011 as presented below by segment:

	Nine Months Ended	Nine Months Ended
Cost of contract services as % of related net revenues	June 30, 2012	June 30, 2011
Direct hire placement services	0%	0%
Management services	n/a	0%
Agricultural contract services	95.5%	95.6%
Industrial contract services	86.5%	86.3%
Professional contract services	67.6%	70.2%

Costs as a percentage of net revenue have decreased slightly in the Agricultural segment due to better pricing. Industrial contract costs as percentage of net revenue increased primarily to significant revenue growth in lower margin business while Professional contract service costs as a percentage of net revenue has decreased as the result of more profitable business with the Ashley Ellis acquisition, coupled with management initiatives implemented to drive growth in this segment.

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

Selling, general and administrative expenses for the nine months ended June 30, 2012 increased $4,473,000 or 74.9% compared to the same period last year.  The increase can be attributed to an increase in the number of branch offices with the acquisition of Ashley Ellis and the start up of BMCH Inc. and BMCHPA, Inc.  Additionally, the previously discussed change in compensation policy in the Professional Services segment also contributed to the increase.

Amortization of intangible assets
Amortization expense of $299,000 and $403,000 recorded for the nine months ended June 30, 2012 and 2011 represents the amortization associated with the identifiable intangibles recorded for the Company’s acquisitions of certain assets of Onsite, RFFG of Cleveland, DMCC and Ashley Ellis.  The reduction is primarily due to a decrease in the amortization of the management agreement intangible assets as a result of the $1,126,000 impairment charge recorded in the fourth quarter of fiscal 2011 upon the termination of the related management services agreement with RFFG, Inc.

Interest expense
Interest expense for the nine months ended June 30, 2012 increased to $156,000 compared to $115,000 for the nine months ended June 30, 2011 primarily as a result of higher borrowings as we continue to grow the business.

Other
There was no provision for income taxes recorded for the nine months ended June 30, 2012 and 2011 as a result of current and historical net operating losses of the Company which offset any current tax liability.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	Nine months ended June 30, 2012	Nine months ended June 30, 2011
Cash flows provided by (used in) operating activities	$200	$(1,575)
Cash flows used in investing activities	(445)	(54)
Cash flows provided by financing activities	531	981

As of June 30, 2012, the Company had cash and cash equivalents of $600,000, which was an increase of $286,000 from September 30, 2011.  Net working capital (current assets less current liabilities) at June 30, 2012 was $718,000, which was a decrease of $269,000 from September 30, 2011.  Net cash provided by operating activities for the nine months ended June 30, 2012 was $200,000 compared to net cash used in operating activities of ($1,575,000) for the nine months ended June 30, 2011.  The improvement is primarily due to the timing of Accounts Receivable billings and collections as a result of the DMCC and RFFG acquisitions in the prior year offset by a larger operating loss and the timing of payroll.

Index

Net cash used in investing activities was ($445,000) for the nine months ended June 30, 2012 and ($54,000) for nine months ended June 30, 2011.  The change was the result of the $200,000 final payment for the aquisition of Ashley Ellis, LLC as required by the purchase agreement, vehicle purchases to support the Light Industrial segment and equipment purchases for our new office in San Mateo, California.

Net cash flow provided by financing activities for the nine months ended June 30, 2012 was $531,000, compared to $981 in the nine months ended June 30, 2011.  Fluctuations in financing activities are attributable to the level of borrowings on the AR Credit Facility with Wells Fargo offset by a $50,000 payment related to the RFFG earn-out liability made during the three months ended June 30, 3012.

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

In consideration of the services provided under the management agreement, RFFG agreed to pay the Company approximately 6% of its gross revenues.  The Company added employees to provide the services required under the management agreement.  In July 2011, the management agreement was effectively terminated as a result of RFFG ceasing operations.  There are no future revenues expected under this agreement.   In consideration for the assets acquired and the rights under the management contract, the Company paid $2,400,000 through the issuance of its common stock.  In addition, the purchase agreement requires the Company to make additional payments of up to a total of $2,400,000 over the four year period ending December 31, 2014 if certain performance targets are achieved.  As of June 30, 2012, the Company has accrued approximately $1,000,000 of estimated payments, of which $565,000 is currently due.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s Chairman, Chief Executive Officer and President (the “former CEO”) resigned from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.  As of June 30, 2012, $341,000 remains payable under this agreement and is included in accrued compensation and long-term obligations on the Company’s balance sheet.  The agreement expires on June 30, 2014.

Index

In December 2010, the Company entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”).  In February 2012 the AR Credit Facility with Wells Fargo Bank N.A. was amended whereby the facility maximum increased to $4,500,000 from $3,000,000.  The AR Credit Facility provides for borrowings on a revolving basis of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of .5%) plus 5.25% for a total interest rate of 5.75%.  Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility.  Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date.  The Company continues to be responsible for the servicing and administration of the receivables purchased and carries the receivables and any outstanding borrowings on its consolidated balance sheets.  The outstanding borrowings at June 30, 2012 are $2,519,000 and the remaining borrowing availability is $304,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2012, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s third quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2012 the Company became aware of a lien on the business by the Ohio Bureau of Workers Compensation for $229,000.  The Company believes this claim represents unpaid workers compensation premiums for a period prior to the acquisition of RFFG of Cleveland in November 2010.  The Company is currently defending its position on this matter.

Index

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date : August 14, 2012	By: /s/ Salvatore J. Zizza
Salvatore J. Zizza
Chairman of the Board and Chief Executive Officer

By: /s/ Jarett A. Misch
Jarett A. Misch
Chief Financial Officer and Treasurer