Form 10-K
period 2012-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2013-03-29
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-05707

GENERAL EMPLOYMENT ENTERPRISES, INC
(Exact name of registrant as specified in its charter)

Illinois	36-6097429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Tower Lane, Suite 2200, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 954-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NYSE MKT

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
Yes     ☐             No      ☒

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
Yes     ☐             No       ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2012 was 3,306,305 x 0.57 = $1,884,594.

The number of shares outstanding of the registrant’s common stock as of March 28, 2013 was 21,699,675.

ii

iii

PART I

Forward Looking Statement
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Business.

General

General Employment Enterprises, Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893.  In 1987 the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois.  In June 2010, the Company purchased certain assets of On-Site Services, a temporary staffing agricultural business.  In December 2010, the Company purchased certain assets of DMCC Staffing, LLC (“DMCC”) and RFFG of Cleveland, LLC (“RFFG of Cleveland”) an industrial staffing business located in the state of Ohio.  In August 2011, the Company purchased certain assets of Ashley Ellis, LLC (“Ashley Ellis”), a professional staffing and placement business. The principal executive office of the Company is located at One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois.

Changes in Control of the Company

On January 3, 2012, each of Trinity HR Services, LLC, a Delaware limited  liability company (“Trinity Services”), Trinity HR, LLC, a Kentucky limited liability company (“Trinity HR”), Brandon Simmons, Jeff Moody and J. Sherman Henderson III (collectively, the “Trinity Group”) filed Schedule 13Ds (the “Schedule 13D Filings”) with the Securities and Exchange Commission disclosing that each of Messrs. Simmons, Moody and Henderson, as co-managers of Trinity Services and Trinity HR, may be deemed to beneficially own, in the aggregate, 12,825,281 shares of the Company’s common stock, no par value (the “Common Stock”), or approximately 59.1% of the issued and outstanding Common Stock based on the number of shares outstanding as of September 30, 2011, reported by the Company in its Annual Report on Form 10-K for the period ended September 30, 2011, filed on December 29, 2011, constituting a change of control for the Company.

According to the Schedule 13D Filings, Gregory L. Skaggs, the sole member of PSQ, LLC, a Kentucky limited liability company (“PSQ”), which owned 9,325,281 shares of Common Stock, or approximately 43% of the issued and outstanding Common Stock (the “PSQ Shares”), had sold his entire membership interest in PSQ to Trinity Services, effective as of December 12, 2011, which Trinity Services distributed to itself on December 13, 2011.  The PSQ Shares were purchased by Trinity Services for $500,000, payable in monthly installments through seller financing from Mr. Skaggs and approximately $45,000 of short term borrowings from Derby Capital, LLC, an affiliate of Messrs. Henderson and Moody.  Trinity Services pledged the PSQ Shares to Mr. Skaggs as collateral for payment of the balance of the purchase price.

The Schedule 13D Filings also disclosed that Trinity HR had acquired 3,500,000 shares of Common Stock (the “RFFG Shares” and, together with the PSQ Shares, the “Shares”) or approximately 16.1% of the issued and outstanding Common Stock, from RFFG, LLC (“RFFG”), a wholly owned subsidiary of Trinity HR, on December 21, 2011 as a distribution from RFFG.  Trinity HR acquired RFFG from WTS Acquisition LLC on September 8, 2011.  RFFG previously obtained beneficial ownership of the RFFG Shares in early September 2011 as a prospective purchase price payment from the Company to RFFG in connection with the sale by RFFG to the Company of a portion of its business on December 30, 2010.

On August 28, 2012, Brandon Simmons filed an Amendment No. 1 to Schedule 13D (the “Trinity 13D Filing”) with the SEC disclosing that on August 21, 2012, (i) Trinity Services sold 9,325,281 shares (the “Services Shares”) of Common Stock to LEED HR (owned and controlled by Michael Schroering our Chairman of the Board and Chief Executive Officer) and (ii) Trinity HR sold 2,974,719 shares (the “HR Shares” and, together with the Services Shares, the “Transferred Shares”) of Common Stock to LEED (collectively, the “Trinity Transfer”).  As a result of the Trinity Transfer, LEED acquired an aggregate of 12,300,000 shares of Common Stock, or approximately 57% of the issued and outstanding Common Stock based on the number of shares outstanding as of August 13, 2012, reported by the Company in its Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on August 14, 2012, constituting a change of control for the Company.

According to the Trinity 13D Filing and the exhibits attached thereto, the Services Shares were purchased by LEED for a purchase price of $2,274,000, payable as follows: (i) $37,900 in cash at closing, (ii) $721,000 within 45 days thereof, and (iii) the balance by delivery of a promissory note.  As additional consideration, LEED also agreed to promptly pay Trinity Services, 40% of any proceeds in excess of $4,662,641 received by LEED from (x) the sale of the first 2,974,719 Transferred Shares either sold by LEED or subject to a “Deemed Sale” (defined as shares deemed to be sold if, after the third anniversary date from August 21, 2012, the market price of the Transferred Shares exceeds $0.50, subject to certain exclusions), and (y) all dividends or distributions made by the Company.  Under the promissory note, LEED is required to pay to Trinity Services, $1,515,100 plus interest accrued at an annual rate of one percent (1%), not later than January 21, 2014.  LEED is also required to pay Trinity Services under the promissory note, one-half (1/2) of the net proceeds of any sales of the Transferred Shares yielding aggregate proceeds to LEED in excess of $250,000 in any twelve-month period.

According to the Trinity 13D Filing and the exhibits attached thereto, the HR Shares were purchased by LEED for a purchase price of $726,000, payable as follows: (i) $12,100 in cash at closing, (ii) $229,000 within 45 days thereof, and (iii) the balance by delivery of a promissory note.  As additional consideration, LEED also agreed to promptly pay Trinity HR, 40% of any proceeds in excess of $1,487,359.50 received by LEED from (x) the sale of the first 2,974,719 Transferred Shares either sold by LEED or subject to a Deemed Sale (as defined above), and (y) all dividends or distributions made by the Company.  Under the promissory note, LEED is required to pay to Trinity HR, $484,900 plus interest accrued at an annual rate of one percent (1%), not later than January 21, 2014.  LEED is also required to pay Trinity HR under the promissory note, one-half (1/2) of the net proceeds of any sales of the Transferred Shares yielding aggregate proceeds to LEED in excess of $250,000 in any twelve-month period.

On August 24, 2012, the Company was informed of the transfer of 3,357,410 shares of Common Stock, constituting approximately 15.5% of the issued and outstanding Common Stock, from Big Red Investment Partnership, Ltd. to LEED, pursuant to a privately negotiated transaction (the “Big Red Transfer”).  As a result of the Trinity Transfer and the Big Red Transfer, LEED may be deemed to beneficially own 15,657,410 shares of Common Stock, constituting approximately 74% of the issued and outstanding Common Stock.  LEED is controlled by our current Chief Executive officer and Chairman of the Board, Michael Schroering.

Services Provided

The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in the agricultural industry and (c) temporary staffing services in light industrial staffing.

The Company’s placement services include placing candidates into regular, full-time jobs with client-employers. The Company’s contract services include professional employees and light industrial employees on temporary assignments, under contracts with client companies. Professional and light industrial contract workers are employees of the Company, typically working at the client location and at the direction of client personnel for periods of one week to one year.  The Company’s light industrial staffing provides services to clients through five offices in Ohio and one office in Pennsylvania.  The Company’s temporary staffing in the agricultural industry provides agricultural workers for farms and groves primarily located in Florida.  Most of the workers migrate from location to location because the work is seasonal depending on the type of crop.

In conjunction with the purchase of the assets of DMCC and RFFG of Cleveland in fiscal 2011, the Company entered into a management service agreement (the “Management Agreement”) with RFFG to operate its day to day business, but due to an unresolved issue with the Ohio Bureau of Workers Compensation, the former owners of RFFG ceased operations as of July 15, 2011.  As a result the consolidated statements of operations reflect a loss on impairment of intangible assets of $1,126,000, offset by income of $1,276,000 from the reduction of an associated earn-out liability.   We do not provide management services to any other company and management does not currently intend to provide management services to any other company in the foreseeable future.

The percentage of revenues derived from each of the Company’s distinctive services is as follows:

	Year Ended September 30
	2012	2011
Agricultural contract services	15%	34%
Industrial contract services	54%	33%
Professional contract services	17%	19%
Direct hire placement services	14%	12%
Management services	-%	2%

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Ashley Ellis, Triad Personnel Services, Triad Staffing, Generation Technologies, BMCH, BMCHPA and On-Site Services. As of September 30, 2012, it operated twenty two branch offices located in downtown or suburban areas of major U.S. cities in eleven states. The offices were located in Arizona, California (4), Florida (2), Georgia, Illinois (2), Indiana, Massachusetts, North Carolina, Ohio (7), Pennsylvania and Texas.

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

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2012; however the Company did have two large customers that represented approximately 17.4% and 11.5% of the Company’s consolidated revenue for fiscal 2011.

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

Recruiting

The success of the Company’s services is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are generally recruited through telephone contact by the Company’s employment consultants or through postings on the Internet. For Internet postings, the Company maintains its own web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company maintains database records of applicants’ skills to assist in matching them with job openings and contract assignments. The Company generally screens and interviews all applicants who are presented to its clients.  The Company’s agricultural service employees are generally seasonal migrant workers, who are typically recurring workers or are directly recruited by the customers.

Employees

As of September 30, 2012, the Company had approximately 140 regular employees and the number of contract service employees varied week to week from a minimum of 200 to a maximum of 4,000.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 139a), 14 and 15(d) if the Securities and Exchange Act of 1934, as amended.  The public may obtain these filings at the Securities and Exchange Commission (SEC)’s Public Reference Room at 100 F Street, NE, Washington DC 20549 or by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site at http//www.sec.gov that contains reports, proxy and information statements and other information regarding the General Employment Enterprise’s and other companies that file material with the SEC electronically.   Copies of the Company’s reports can be obtained, free of charge, electronically through our internet website, http//www.generalemployment.com.

Item 1A. Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE

The Company experienced significant losses for the year ended September 30, 2012. There can be no assurance that the Company will not incur losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or continue to operate profitably.

RECENT GLOBAL TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit, our ability to refinance debt and disrupting our customers’ businesses, which are heavily dependent on retail and e-commerce transactions. Although we currently believe that we will be able to obtain the necessary financing in the future, there is no assurance that these institutions will be able to loan us the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

WE DEPEND ON ATTRACTING, INTEGRATING, MANAGING, AND RETAINING QUALIFIED PERSONNEL.

Our success depends upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to fulfill our clients’ needs. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income.

OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD, TOGETHER WITH HIS AFFILIATES, CONTROL A MAJORITY OF THE COMBINED VOTING POWER OF OUR COMMON STOCK, WHICH MAY GIVE RISE TO CONFLICTS OF INTERESTS

Michael Schroering, our Chief Executive Officer and Chairman of the Board, together with his affiliates control approximately 74% of the Company’s voting shares outstanding. As a result, Mr. Schroering and his affiliates are able to control all matters requiring the Company’s stockholders’ approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, and could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets.  The interests of Mr. Schroering and his affiliates may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

In addition, there have been two civil actions brought against Mr. Schroering and certain of his affiliates questioning the validity of the two transactions that have resulted in Mr. Schroering’s ownership of approximately 74% of the Company, including a lawsuit in which the Company has been named.  In the event Mr. Schroering is deemed to not have properly acquired these shares, it is unclear whether Mr. Schroering will remain our Chief Executive Officer and Chairman of the Board and/or who will control the Company thereafter.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

Competition in the market for placement and staffing services is intense. The Company faces competition from many larger, more established companies. In addition, other companies could seek to introduce competing services and increased competition could result in a decrease in the price charged by the Company’s competitors for their services or reduce demand for the Company’s products and services, which would have a material adverse effect on the Company’s business, operating results and financial condition.  There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provides competitive services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

CHANGES IN GOVERNMENT REGULATION COULD LIMIT OUR GROWTH OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS

We are subject to the same federal, state and local laws as other companies conducting placement and staffing services, which is extensive.  The adoption or modification of laws related to the placement and staffing industry, such as the Healthcare for America Plan, could harm our business, operating results and financial condition by increasing our costs and administrative burdens.

INTERRUPTION OF THE COMPANY’S BUSINESS COULD RESULT FROM INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The U.S. economy in general is being adversely affected by terrorist activities and potential activities. Any economic downturn could adversely impact the Company’s results of operations, impair the Company’s ability to raise capital or otherwise adversely affect the Company’s ability to grow the business. It is impossible to predict how this may affect the Company’s business or the economy in the U.S. and in the world. In the event of further threats or acts of terrorism, the Company’s business and operations may be severely and adversely affected or destroyed.

SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODEL COULD HURT SHORT-TERM RESULTS

The Company’s present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (for example, building market share before the Company’s competitors). Any such alteration or replacement of the business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. The Company cannot assure that any adjustment or change in the business and revenue model will prove to be successful.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND DISTRACT MANAGEMENT.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS. IN ADDITION, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We cannot provide assurance as to the result of these efforts. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations

WE HAVE EXPERIENCED A SIGNIFICANT CHANGE IN THE COMPOSITION OF OUR BOARD OF DIRECTORS (THE “BOARD”) AND SENIOR MANAGEMENT, INCLUDING THE DEPARTURE OF OUR FORMER CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, AND PRESIDENT. FAILURE OF ANY NEW MANAGEMENT AND BOARD MEMBERS TO INTEGRATE THEMSELVES INTO, AND EFFECTIVELY MANAGE, OUR BUSINESS, INCLUDING ANY NEW STRATEGIES THEY MAY ADOPT, COULD RESULT IN MATERIAL HARM TO THE COMPANY.

On February 22, 2013, Jarett A. Misch, our former Chief Financial Officer and Treasurer resigned from all positions with the Company.  To assist the Company in completion of the fiscal 2012 audit, the Company engaged Andrew J. Norstrud, a Consultant with Norco Accounting & Consulting, who subsequently became our Chief Financial Officer effective March 28, 2013.  On January 31, 2013, Herbert F. Imhoff Jr., our former President and a director, retired from all positions with the Company.  On December 26, 2012, Salvatore J. Zizza, our former Chief Executive Officer and Chairman of the Board, retired from all positions with the Company, and Mr. Schroering was appointed by the Board as Chief Executive Officer and Chairman of the Board.  On October 2, 2012, Edward O. Hunters was appointed to the Board to fill the vacancy created by the resignation of Charles W.B. Wardell III on September 4, 2012.

The failure of our Directors or any new members of management to perform effectively or the loss of any of the Directors or former or current members of management could have a significant negative impact on our business, financial condition and results of operations. In addition, our Board and management may institute strategies that differ from those we are applying currently. If any new strategies are adopted, it may take management a significant amount of time to fully implement such new strategies. If any new strategies are unsuccessful or if we are unable to execute them successfully, there could be a significant negative impact on our business, financial condition, and results of operations.

WE HAVE NOT REGISTERED WITH THE SEC OR LISTED WITH THE NYSE MKT, THE SHARES UNDERLYING OPTIONS ISSUED UNDER OUR 2011 INCENTIVE PLAN.

We have issued options to purchase 1.5 million shares of our common stock under the Company's 2011 Incentive Plan, all of which are fully vested and exercisable.  We have not yet filed a registration statement on Form S-8, registering the shares underlying such options, nor have we listed such shares with the NYSE MKT.  If we do not register these shares, the Company may be subject to civil or other penalties (including sanctions) by regulatory authorities and/or stockholders for certain violations of federal or state securities laws.  We may also be subject to the suspension of trading in, or removal from listing from, the NYSE MKT for failure to comply with our NYSE MKT listing agreement.

WE ARE NOT CURRENTLY IN COMPLIANCE WITH THE NYSE MKT LLC’S REPORTING REQUIREMENTS AND FAILURE TO REGAIN AND MAINTAIN COMPLIANCE WITH THIS STANDARD COULD RESULT IN DELISTING AND ADVERSELY AFFECT THE MARKET PRICE AND LIQUIDITY OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

Our common stock is currently listed on the NYSE MKT LLC (“NYSE MKT”). Companies trading on the NYSE MKT, such as us, must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports filed under Section 13 of the Exchange Act. If we fail to remain current on our reporting requirements, we could be removed from the NYSE MKT.

On January 17, 2013 and February 21, 2013, the Company received notices from the NYSE MKT staff indicating that the Company is below certain of the NYSE MKT’s continued listing standards due to its delinquency in filing its Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and the delinquency in filing its Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as set forth in sections 134 and 1101 of the NYSE MKT Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the NYSE MKT and on January 31, 2013 presented its plan for both reports to the NYSE MKT.  On March 5, 2013, the NYSE MKT notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until April 17, 2013 to regain compliance with the continued listing standards.  The Company will be subject to periodic review by the NYSE MKT staff during the extension period.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE MKT LLC. If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest. Such factors may result in a decrease in our stock’s trading price. Delisting may also restrict us from issuing additional securities or securing financing.

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK IS LIKELY TO OCCUR DUE TO THE LOW TRADING VOLUME OF OUR STOCK

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:
•	Changes in earnings estimates and outlook by financial analysts;
•	Our failure to meet investors’ performance expectations;
•	General market and economic conditions;
•	Our small trading volume.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE

Such patterns include:
•	Control of the market for the security by one or a few broker–dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid–ask differentials and markups by selling broker–dealers; and
•
The wholesale dumping of the same securities by promoters and broker–dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

In addition, many of the risks described elsewhere in this “Risk Factors” section could adversely affect the Company’s stock price. The stock markets have experienced price and volume volatility that have affected many companies’ stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These types of fluctuations may affect the market price of our common stock.

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS COULD DISCOURAGE BROKERS FROM MAKING A MARKET IN OUR STOCK

The Company’s common stock may be considered a low priced security under rules promulgated under the Exchange Act. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low price stock would be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchase of such stocks compared to other securities.

NO DIVIDENDS ANTICIPATED

The Company intends to retain all future earnings for use in the development of the Company’s business and does not anticipate paying any cash dividends on the Common Stock in the near future.

WE MAY NOT BE ABLE TO OBTAIN THE NECESSARY ADDITIONAL FINANCING TO ACHIEVE OUR STRATEGIC GOALS

There is no guarantee that we will be able to obtain financing required to continue to expand our business or that our present funding sources will continue to extend terms under which we can operate efficiently.  If we are unable to secure financing under favorable terms, we may be materially adversely affected.  On January 14, 2013, the Company and Wells Fargo Bank, National Association entered into a Fifth Amendment (the “Fifth Amendment”) to its Account Purchase Agreement dated as of December 14, 2010 (the “AR Credit Facility”).  The Fifth Amendment extended the term of the AR Credit Facility to December 14, 2013.  Notwithstanding the foregoing extension, Wells Fargo may issue a written notice to the Company shortening the term of the of the AR Credit Facility  to a date 60 days following such notice in the event that (i) the Company is not dismissed without prejudice from a recently brought lawsuit entitled Derby Capital LLC and Derby Capital JOB LLC, as plaintiffs, vs. Trinity HR Services, LLC, et al., as defendants, a lawsuit seeking to establish relative ownership among stockholders which the Company believes it should not be a party to, (ii) the Company fails to furnish Wells Fargo its audited financial statements for its fiscal year ended September 30, 2012 by March 15, 2013 or if the results in such audited financial statements are not satisfactory to Wells Fargo in its sole discretion,  (iii) background checks of newly appointed officers of the Company are unsatisfactory to Wells Fargo in its sole discretion, or (iv) significant changes have occurred to the composition of the Company’s Board of Directors as determined by Wells Fargo in its sole discretion.  In March of 2013 the Company and Wells Fargo entered into a Sixth Amendment that extended the required delivery date on certain documents, such as the audited financial statements, until April 30, 2013.

Our continued viability depends on our ability to raise capital.  Changes in economic, regulatory or competitive conditions may lead to cost increases.  Management may also determine that it is in our best interest to expand more rapidly than currently intended, to expand marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. In any such case or other change of circumstance, additional financing will be necessary. If any additional financing is required, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at times required by us, if at all. In such event, we may be required to materially alter our business plan or curtail all or a part of our expansion plans.

WE MAY NOT BE ABLE TO MANAGE EXPECTED GROWTH AND INTERNAL EXPANSION

We have not yet undergone the significant managerial and internal expansion that we expect will occur, and our inability to manage growth could hurt our results of operations. Expansion of our operations will be required to address anticipated growth of our customer base and market opportunities. Expansion will place a significant strain on our management, operational and financial resources. Currently, we have a limited number of employees. We will need to improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, procedures and controls to expand, train and manage our employee base. Our failure to manage growth effectively could have a damaging effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s policy is to lease commercial office space for all of its offices.  The Company’s headquarters are located in a modern 31-story building near Chicago, Illinois. The Company leases 8,200 square feet of space at that location under a lease that will expire in 2015.

The Company’s staffing offices are located in downtown and suburban business centers in eleven states.  The states that we have locations in are; Arizona, California, Florida, Georgia, Illinois, North Carolina, Indiana, Ohio, Texas, Massachusetts and Pennsylvania. Established offices are operated from leased space ranging from 800 to 2,000 square feet, generally for initial lease periods of one to five years, with cancellation clauses after certain periods of occupancy in some cases.  Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3. Legal Proceedings.

In March 2012, the Company became aware of a lien on the business by the Ohio Bureau of Workers Compensation for $229,000, which has been fully accrued for.  The Company believes this claim represents unpaid workers compensation premium for a period prior to the acquisition of certain assets of RFFG of Cleveland in November 2010.  The Company is currently defending its position in this matter.

As of March 28, 2013, there were no other material legal proceedings pending against the Company.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the NYSE MKT and is traded under the symbol “JOB.”  The following table sets forth the quarterly high and low sales prices per share of the Company’s common stock on the consolidated market for each quarter within the last two fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2012:
High	$.33	$.53	$.69	$.65
Low	.18	.22	.41	.25

Fiscal 2011:
High	$.33	$.53	$.69	$.65
Low	.18	.22	.41	.25

Holders of Record
There were approximately 600 holders of record of the Company’s common stock on March 28, 2013.

Dividends

No dividends were declared or paid during the years ended September 30, 2011 and September 30, 2012. We do not anticipate paying any cash dividends for the foreseeable future.

Stock Repurchases by Issuer

During the two years ended September 30, 2012 and 2011, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2012, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan.  All four plans were approved by the shareholders.  The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans.  During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was approved by the Board and shareholders to make an additional 592,000 options available for granting and as of September 30, 2012 there were 700,840 shares available for issuance under such plan.  As of September 30, 2012 there were 500,000 shares available for issuance under the 2011 Company Incentive Plan.  The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees.  Vesting periods are established by the Compensation Committee at the time of grant.

Equity Compensation Plan Information

(number of shares in thousands)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	1,747	$0.38	1,201

Equity compensation plans not approved by security holders	—	—	—

Total	1,747	$0.38	1,201

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

The Company provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States.  The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis.  The Company’s agricultural staffing services provide agricultural workers for farms and groves.  The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania.

The Company’s professional staffing services business is highly dependent on national employment trends in general and on the demand for professional staff in particular.  As an indicator of employment conditions, the national unemployment rate was 7.8% in September 2012 and 9.1% in September 2011.  In the past 12 months the unemployment rate has slowly decreased by approximately 1%; overall the trend has been flat over the past several years.

Results of Operations

Net Revenues
Consolidated net revenues are comprised of the following:

	Year Ended September 30
(In Thousands)	2012	2011

Agricultural contract services	$7,852	$12,412
Industrial contract services	28,206	12,349
Professional contract services	9,132	7,160
Direct hire placement services	7,215	4,430
Management services	-	838

Consolidated net revenues	$52,405	$37,189

Consolidated net revenues for the year ended September 30, 2012 increased by approximately 41% to approximately $52 million compared with the prior year of approximately $37 million.  The increase in revenue was due to a significant increase in revenue from contract services and direct placement, which was partially offset by the loss of a major customer in the Agriculture division and the termination of the management services agreement.    Contract service revenues, including On-Site Services, Inc., RFFG of Cleveland, LLC, DMCC, LLC and Ashley Ellis, LLC increased by approximately 42%, and direct hire placement service revenues increased by approximately 63%.

Cost of Contract Services

Consolidated cost of contract services are comprised of the following:

	Year Ended September 30
(In Thousands)	2012	2011

Agricultural contract services	$7,506	$11,835
Industrial contract services	23,368	10,551
Professional contract services	7,362	5,019

Consolidated cost of contract services	$38,236	$27,405

Cost of contract services for the year ended September 30, 2012 increased by approximately 40% to approximately $38 million compared with the prior year of approximately $27 million.  Cost of contract services, as a percentage of contract revenue, for the year ended September 30, 2012 decreased approximately 1%.  The overall increase in cost of contract services was directly related to the increase in revenue.  The decrease of approximately 1% of cost of  contract services as a percentage of contract services revenue was related to the decrease in the agricultural business.

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

Selling, general and administrative expenses for the year ended September 30, 2012 increased by approximately $6 million to approximately $15 million as compared to the prior year of approximately $9 million.  The increase in selling, general and administrative expense was primarily related to the increase business; however there were also significant increases in stock compensation expense, bad debt expense, certain compensation expense related to the change of control, impairment of long-term assets and some general onetime expenses.    Selling, general and administrative expenses are not expected to continue to grow at a higher pace than revenue as the Company is able to eliminate many of the onetime expenses incurred in fiscal 2012 and the Company is able to capitalize on the consolidation of the acquisitions.

For the year ended September 30, 2012 there was a decrease in the amortization of intangible assets of approximately $143,000, which was primarily due to the impairment of long term intangible assets and a reduction of earn-out liabilities in the prior year.

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, the former owners of RFFG have ceased operations as of July 15, 2011 and as a result the Management Agreement was effectively terminated and no future cash flows from this agreement are expected.  As a result, the Company recorded a loss on impairment of intangible assets of $1,126,000 and a reduction in the associated earn-out liability of $1,276,000, in 2011.

During the year ended September 30, 2012, the Company wrote off the intangible assets and goodwill of approximately $274,000 related to the Agricultural division due to the loss of a large customer in 2012.

Taxes
There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $364,000, which was an increase of approximately $50,000 from approximately $314,000 at September 30, 2011.  Net working capital at September 30, 2012 was approximately $530,000, which was a decrease of approximately $457,000 from September 30, 2011.  The Company’s current ratio was approximately 1.1 a decrease of approximately 0.1 from the prior year.  Shareholders’ equity as of September 30, 2012 was approximately $4,105,000 which represented approximately 37% of total assets.

During the year ended September 30, 2012, net cash provided by operating activities was approximately $95,000.  The net loss for the year ended September 30, 2012 was approximately $1,011,000, adjusting the net loss for depreciation and amortization, stock compensation expense, impairment of goodwill and other non-cash charges; there was approximately $231,000 provided by operations.  Considering the changes in current assets and current liabilities, in addition to the significant increase in provision for doubtful accounts of $491,000 there was a net decrease of approximately $136,000, resulting in the positive cash flow from operations.

The Company used $511,000 in investing activities during fiscal 2012.  As part of the Ashley Ellis acquisition, and the Company used $200,000 in investing activities.  In addition, the Company used cash to acquire equipment in the amount of approximately $261,000.

The Company provided $466,000 of net cash from financing activities in 2012 by the increase in short term debt of approximately $466,000.

During the year ended September 30, 2011, net cash used by operating activities was $2,290,000.  The net income for the year ended September 30, 2012, adjusted for depreciation and amortization and other non-cash charges, was $929,000, while the large increase in accounts receivables and accrued compensation caused the working capital items to decrease by $3,219,000.  Overall, the increase in cash used in operations during fiscal 2011 is due to the significant increase in accounts receivables generated by the acquisitions of On-Site Services, Inc., RFFG of Cleveland, LLC, DMCC, LLC and Ashley Ellis, LLC.

The Company used $284,000 in investing activities during fiscal 2011.  As part of the Ashley Ellis, LLC acquisition, the Company used $200,000 in investing activities.  The Company provided $1,943,000 of net cash from financing activities in 2011 by the increase in short term debt and the exercising of stock options.

On August 31, 2011, the Company entered into an asset purchase agreement with Ashley Ellis LLC, an Illinois limited liability company (“Ashley Ellis”), and Brad A. Imhoff, for the purchase of certain assets of Ashley Ellis, including customer lists, comprising Ashley Ellis’ services business.  Ashley Ellis’ services business was operated from offices in Illinois, Texas and Georgia and provided services related to the recruitment and placement of technical personnel.  The asset purchase agreement was deemed effective on September 1, 2011.  Brad A. Imhoff is the brother of Herbert F. Imhoff, Jr., a former director of the Company and our former President.  Mr. Imhoff, Jr. resigned from all positions of the Company effective January 31, 2013.  The assets purchased from Ashley Ellis constitute a business and as such, the acquisition of these assets was accounted for as a business combination. The assets purchased related to the Ashley Ellis, LLC acquisition was not considered a significant acquisition.  The results of operations of Ashley Ellis, LLC are included in the Company’s statement of operations from the effective date of the acquisition, September 1, 2011.

As consideration for the assets, the Company paid Ashley Ellis $200,000 on the date of closing and agreed to pay Ashley Ellis an additional $200,000 within six months of closing.  The Company also issued to Ashley Ellis 1,250,000 shares of the Company’s common stock

In December 2010, the Company purchased certain assets of RFFG of Cleveland, LLC (“RFFG of Cleveland”) and DMCC Staffing, LLC (“DMCC”) and entered into a management agreement with RFFG, LLC (the previous parent company of RFFG of Cleveland and DMCC Staffing, LLC) to provide services to RFFG to operate its day-to-day business, including services related to accounting, sales, finance, workers compensation, benefits, physical locations, IT, and employees.  Thomas J. Bean, a 10% shareholder of the Company at the time (prior to consideration of common shares issued in this transaction), was the manager of RFFG. The assets purchased related to RFFG of Cleveland and DMCC Staffing constitute businesses and as such the acquisition of these assets will be accounted for as a business combination.

In consideration of the services provided under the management agreement, RFFG was to pay the Company approximately 6% of its gross revenues.  Gross revenues of RFFG were expected to approximate $18,000,000 on an annual basis, resulting in an expected management fee of approximately $1,000,000 per year.  The Company added employees to provide the services required under the management agreement.  In consideration for the assets acquired and the rights under the management agreement, the Company paid $2,400,000 through the issuance of its common stock.  In addition, the purchase agreement requires the Company to make additional payments of up to a total of $2,400,000 over the next four years if certain performance targets are achieved.  Under the terms of the purchase agreement, the maximum amount payable under the earn-out agreement for fiscal 2011 is $450,000.  The Management Agreement was terminated when RFFG’s operations were closed and as of September 30, 2012, there are no services being provided.  In addition, since the Company was providing certain management services, RFFG and the transactions between the RFFG and the Company were considered to be related party in nature because Thomas Bean, a manager, was a 10% owner of the Company at the time. The Company is currently in discussions with RFFG to amend the original purchase agreement as it relates to the earn-out since the value of the management agreement was of significant value with respect to the original purchase.  The Company has made payment of approximately $50,000 related to the earn-out liability and has a current liability of approximately $182,000, net of applicable off-sets at September 30, 2012.  At September 30, 2012 there is approximately $834,000 accrued for earn-out payments related to the original purchase agreement.

All of the Company’s office facilities are leased.  As of September 30, 2012, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $2,200,000.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, Herbert F. Imhoff, Jr., the Company’s then Chairman and Chief Executive Officer retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to Mr. Imhoff, Jr. for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000.  As of September 30, 2012, $280,000 remains payable under this agreement and is included in accrued compensation and long-term obligations on the Company’s balance sheet.  On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company, however he will continue to receive his monthly payments related to the accrued compensation of $280,000.

In December 2010, the Company terminated its agreement with Crestmark Bank and entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”).  The AR Credit Facility has been subsequently amended and  provides for borrowings on a revolving basis of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of .5%) plus 5.25% for a total interest rate of 5.75%.  Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility.  Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date.  The Company continues to be responsible for the servicing and administration of the receivables purchased.  The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet.  The outstanding borrowings at September 30, 2012 are $2,404,000 and the remaining borrowing availability is $596,000.

On January 14, 2013, the Company and Wells Fargo Bank, National Association entered into a Fifth Amendment (the “Fifth Amendment”) to its AR Credit Facility.  The Fifth Amendment extended the term of the AR Credit Facility to December 14, 2013.  Notwithstanding the foregoing extension, Wells Fargo may issue a written notice to the Company shortening the term of the of the AR Credit Facility to a date 60 days following such notice in the event that (i) the Company is not dismissed without prejudice from a recently brought lawsuit entitled Derby Capital LLC and Derby Capital JOB LLC, as plaintiffs, vs. Trinity HR Services, LLC, et al., as defendants, a lawsuit seeking to establish relative ownership among stockholders which the Company believes it should not be a party to, (ii) the Company fails to furnish Wells Fargo its audited financial statements for its fiscal year ended September 30, 2012 by March 15, 2013 or if the results in such audited financial statements are not satisfactory to Wells Fargo in its sole discretion,  (iii) background checks of newly appointed officers of the Company are unsatisfactory to Wells Fargo in its sole discretion, or (iv) significant changes have occurred to the composition of the Company’s Board of Directors as determined by Wells Fargo in its sole discretion.  In March 2013, the Company and Wells Fargo entered into a Sixth Amendment that extended the required delivery date on certain of the foregoing requirements, such as the audited financial statements, until April 30, 2013.  To date, the Company has not received notice from Wells Fargo of any intent to shorten the term of the AR Credit Facility.

The AR Credit Facility with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement.  As of September 30, 2012, the Company was in compliance with all such covenants.

The Company believes that the borrowing availability under the AR Credit Facility will be adequate to fund the increase in working capital needs resulting from the acquisitions of On-Site, RFFG of Cleveland, DMCC Staffing, and Ashley Ellis.  In recent years, the Company has incurred significant losses and negative cash flows from operations.  Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company.  In addition, as discussed above, the Company entered into an AR Credit Facility with Wells Fargo to provide working capital financing.

As of September 30, 2012, there were approximately $8,900,000 of losses available to reduce federal taxable income in future years through 2030, and there were approximately $7,525,000 of losses available to reduce state taxable income in future years, expiring from 2012 through 2031.  Due to the sale of shares of common stock to PSQ during fiscal 2009 and the change in ownership of PSQ in November 2010, the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation. Future realization of the tax benefits of net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  Based on the weight of available evidence, the Company determined that it is more likely than not that all of the deferred tax assets will not be realized.  Accordingly, the Company maintained a full valuation allowance as of September 30, 2012.

Due to the sale of shares of common stock to LEED HR during fiscal 2012 and the resulting change in control, the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

Management believes with current cash flow from operations and the availability under the AR Credit Facility, the Company will have sufficient cash for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2012 and 2011, and during the two years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Income Taxes

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

Accounts Receivable
The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period.  An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues.  These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers.  The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance.  Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $259,000 and $137,000 is considered necessary as of September 30, 2012 and September 30, 2011, respectively.  The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.  The Company does not accrue interest on past due receivables.

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in the June 1, 2010 acquisition of On-Site Services, Inc., the November 1, 2010 purchase of DMCC Staffing, LLC and RFFG of Cleveland, LLC and Ashley Ellis, LLC on September 1, 2011.  The Company early adopted, the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary.  An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

Fair Value Measurement
The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

Segment Data
The Company has three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services.  These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment, revenue recognition are considered in determining these operating segments.  Management services are no longer in operations during the year ended September 30, 2012.

Revenue Recognition
Placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company’s guarantee period.  Contract service revenues are recognized when services are rendered.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance was effective for the Company beginning January 1, 2012. The adoption of this standard did not materially affect the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 – Testing indefinite-Lived Intangible Assets for Impairments (“ASU 2012-02”, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairments.  FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test.  Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of quantitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than note (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset.  ASU 2012-02 does note revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in the events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 201-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
General Employment Enterprises, Inc.
Oakbrook Terrace, Illinois

We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. as of September 31, 2012 and 2011, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with US generally accepted accounting principles

/s/ FRIEDMAN LLP

New York, New York
March 29, 2013

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	September 30,	September 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$364	$314
Accounts receivable, less allowances (2012 - $259; 2011 - $137)	6,761	6,604
Other	246	190
Total Current Assets	7,371	7,108

Property and equipment, net (2012 - $3,240; 2011 - $3,104)	518	409
Goodwill	1,106	1,280
Intangible assets, net	2,204	2,699

TOTAL ASSETS	$11,199	$11,496

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$2,404	$1,938
Accounts payable	173	485
Accrued compensation	3,068	2,391
Other current liabilities	1,196	1,307
Total Current Liabilities	6,841	6,121

Long-term liabilities	253	681

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock; authorized - 100 shares; no par value; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding - 21,699 at September 30, 2012 and September 30, 2011	10,453	10,031
Accumulated deficit	(6,348)	(5,337)
Total Shareholders' Equity	4,105	4,694

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,199	$11,496

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended September 30,
	2012	2011

NET REVENUES:
Contract staffing services	$45,190	$31,921
Direct hire placement services	7,215	4,430
Management services	-	838
NET REVENUES	52,405	37,189

Cost of contract services	38,236	27,405
Selling, general and administrative expenses	14,308	8,841
Amortization of intangible assets	394	537
Loss on impairment of intangible assets and goodwill	274	1,126
Reduction of earn-out liability	-	(1,276)

INCOME (LOSS) FROM OPERATIONS	(807)	556
Interest expense	(204)	(198)

NET (LOSS) INCOME	$(1,011)	$358

NET INCOME(LOSS) PER SHARE - BASIC	$(0.05)	$0.02
NET INCOME(LOSS) PER SHARE - DILUTED	$(0.05)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	21,699	18,394
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	21,699	18,648

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)
				Total
	Common Stock		Accumulated	Shareholders'
	Shares	Amount	Deficit	Equity

Balance, September 30, 2010	14,856	$7,287	$(5,695)	$1,592

Issuance of common stock for acquisitions	6,831	2,731	-	2,731

Exercises of stock options	12	5	-	5

Stock compensation expense	-	8	-	8

Net income	-	-	358	358

Balance, September 30, 2011	21,699	$10,031	$(5,337)	$4,694

Stock compensation expense		422		422

Net loss	-	-	(1,011)	(1,011)

Balance, September 30, 2012	21,699	$10,453	$(6,348)	$4,105

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended September 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,011)	$358
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	546	713
Reduction of earn-out liability	-	(1,276)
Loss on impairment of goodwill	173
Loss on impairment of other intangible assets	101	1,126
Stock compensation expense	422	8
Non cash interest expense	-	120
Provision for doubtful accounts	491	66
Changes in assets and liabilities -
Accounts receivable	(648)	(5,250)
Accounts payable	(312)	378
Accrued compensation	677	1,622
Other current items, net	(164)	398
Long-term liabilities	(180)	(553)
Net cash provided by (used by) operating activities	95	(2,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(261)	(84)
Partial payment of earn-out	(50)	-
Acquisition of Ashley Ellis	(200)	(200)
Net cash used in investing activities	(511)	(284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	-	5
Net proceeds from short-term debt	466	1,938
Net cash provided by financing activities	466	1,943

Net increase (decrease) in cash and cash equivalents	50	(631)

Cash and cash equivalents at beginning of year	314	945

Cash and cash equivalents at end of year	$364	$314

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$182	$66
Cash paid for taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:

In August 2011, the Company purchased certain assets of Ashley Ellis, LLC as discussed in Note 4 in exchange for 1,250 shares of stock valued at $331.

In November 2010, the Company purchased certain assets of DMCC Staffing, LLC and RFFG of Cleveland, LLC as discussed in Note 4 in exchange for 5,581 shares of stock valued at $2,400.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

General Employment Enterprises, Inc. (the “Company”) provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States.  The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis.  The Company’s agricultural staffing services provide agricultural workers for farms and groves.  The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania.  There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2012, however the Company did have two large customers that represented approximately 17.4% and 11.5% of the Company’s consolidated revenue in fiscal 2011.

The Company experienced significant losses for the year ended September 30, 2012.  Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of stock, to improve the overall profitability and cash flows of the Company.  In December 2010, the Company entered into an account purchase agreement with Wells Fargo Business Credit to provide working capital financing.  The account purchase agreement allows Wells Fargo to advance the Company funds on accounts receivable at its sole discretion.  In the event Wells Fargo elects not to advance us funds on our accounts receivable balance or the performance of the acquired entities does not meet our expectations, the Company could experience liquidity constraints.

2. Significant Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.

Principles of Consolidation
The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries.  All significant inter-company accounts and transactions are eliminated in consolidation.

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

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe that we have adequately reserved for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

 Income or Loss per Share
Basic income or loss per share is based on the average number of common shares outstanding.  Diluted income per share is based on the average number of common shares and the dilutive effect of stock options.  Stock options are not considered to be dilutive during loss periods.  The diluted net loss per share in fiscal 2012 excludes approximately 589,000 stock options as they had an anti-dilutive effect.  The diluted net income per share includes the effect of 254,000 stock options in fiscal 2011.

Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.  At September 2012 and 2011, there were no cash equivalents.  The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable
The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement falloffs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period.  An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues.  These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers.  The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance.  Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $259,000 and $137,000 is considered necessary as of September 30, 2012 and September 30, 2011, respectively.  The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.  The Company does not accrue interest on past due receivables.

Property and Equipment
Property and equipment are recorded at cost.  Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures.  The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years.  The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable.  If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value.  There was no impairment of property and equipment for the years ended September 30, 2012 and September 30, 2011.

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in the June 1, 2010 acquisition of On-Site Services, Inc., the November 1, 2010 purchase of DMCC Staffing, LLC and RFFG of Cleveland, LLC and the Ashley Ellis, LLC acquisition on September 1, 2011.  The Company assesses goodwill for impairment at least annually.  The Company early adopted, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary.  An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

Fair Value Measurement
The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of the Company’s current assets and current liabilities approximately their carrying values due to their short term nature.  The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs further disclosed in note 11.  The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as further disclosed in Notes 4,5 and 8.

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

Advertising
The Company expenses advertising costs as incurred.  Advertising costs were approximately $870,000 and $541,000 for the years ended September 30, 2012 and 2011, respectively.

Segment Data
The Company has three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services.  These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment, revenue recognition are considered in determining these operating segments.  Management services are no longer in operations during the year ended September 30, 2012.

3. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance was effective for the Company beginning January 1, 2012. The adoption of this standard did not materially affect the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 – Testing indefinite-Lived Intangible Assets for Impairments (“ASU 2012-02”, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairments.  FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test.  Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of quantitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than note (i.e. a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset.  ASU 2012-02 does note revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in the events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 201-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Brad A. Imhoff is the brother of Herbert F. Imhoff, Jr., a former director and President of the Company who retired from all positions effective January 31, 2013.  Brad A. Imhoff and Ashley Ellis, an entity of which Brad A. Imhoff is the sole member and Chief Executive Officer, were parties to the transaction.  As consideration for the assets, the Company paid Ashley Ellis $200,000 on the date of closing and paid Ashley Ellis an additional $200,000 within six months of closing.  The Company also issued to Ashley Ellis 1,250,000 restricted shares of the Company’s common stock.  As the sole member of Ashley Ellis, Brad A. Imhoff has an interest in the entire consideration paid by the Company to Ashley Ellis for the assets.

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

In Thousands

Stock consideration	$331
Cash consideration	400

Total consideration for acquisition	$731

The following table summarizes the approximate fair value of the assets acquired and liabilities assumed at the date of closing.

In Thousands

Property and Equipment	$114
Intangible assets – trade name	17
Intangible assets – customer relationships	577
Goodwill	23

Total fair value of assets acquired	$731

The assets purchased from Ashley Ellis constitute a business and as such, the acquisition of these assets was accounted for as a business combination. The assets purchased related to the Ashley Ellis, LLC acquisition was not considered a significant acquisition.  The results of operations of Ashley Ellis, LLC are included in the Company’s statement of operations from the effective date of the acquisition, September 1, 2011.  Goodwill and the intangible assets acquired in this transaction are deductible for tax purposes.

Acquisition of DMCC Staffing, LLC and RFFG of Cleveland, LLC

Effective November 1, 2010, the Company, through its wholly-owned subsidiary, Triad Personnel Services, Inc. (Triad), entered into an asset purchase agreement (the “Asset Purchase Agreement”), dated as of October 29, 2010, with DMCC Staffing, LLC (“DMCC”), RFFG of Cleveland, LLC (“RFFG of Cleveland”), and Thomas J. Bean, for the purchase of certain assets of DMCC and RFFG of Cleveland, primarily customer lists, comprising DMCC’s and RFFG of Cleveland’s services business.  Thomas Bean was the beneficial owner of approximately 9.9% of the Company’s outstanding shares prior to this acquisition.  The business is primarily operated from offices in Ohio and provides labor and human resource solutions, including temporary staffing, human resources and payroll outsourcing services, labor and employment consulting and workforce solutions.  When the assets were purchased, there was only one primary customer.

The closing of the Asset Purchase Agreement was subject to certain conditions, including entry into a definitive management and services agreement for the management of the businesses of certain affiliates of DMCC, RFFG of Cleveland and Mr. Bean (the “Management Agreement”) by the Company.  On November 30, 2010, Business Management Personnel, Inc. (“BMP”), a wholly-owned subsidiary of the Company, entered into the Management Agreement, effective as of November 1, 2010, with RFFG, LLC (“RFFG”). The Management Agreement was terminated in July 2011. Refer to Note 5, Entry into Management Agreement for a further description.

The assets purchased from RFFG of Cleveland and DMCC constitute businesses and as such the acquisition of these assets were accounted for as a business combination. Pursuant to the Asset Purchase Agreement, the Company agreed to issue $2,400,000 in shares of its common stock (5,581,395 shares based on the December 30, 2010 closing date) to DMCC and RFFG of Cleveland upon receipt of (a) stockholder approval of the transaction and of an increase to the Company’s authorized Common Stock and (b) approval of an additional listing application by the NYSE MKT.  On March 24, 2011, the Company received written consents in lieu of a meeting of shareholders from the holders of 71.9% of the shares of Common Stock, (i) approving the issuance of 5,581,395 shares of the Common Stock to DMCC Staffing and RFFG of Cleveland pursuant to the Asset Purchase Agreement and the issuance of any additional shares of Common Stock to DMCC and RFFG of Cleveland as may be necessary pursuant to certain earn-out payment provisions under the Asset Purchase Agreement; and (ii) approving an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of capital stock from 20,100,000 shares to 50,100,000 shares and to increase the number of authorized shares of Common Stock from 20,000,000 shares to 50,000,000 shares.

Commencing in 2011, if the aggregate EBITDA of the businesses acquired, plus any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments.  In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect to such period will be reduced proportionately.  The EBITDA Targets are $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011, and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met.  Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four.  At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock.  Through September 30, 2012, $232,000 has been earned related to the purchase agreement earn-out, net of off-sets, and the Company made one $50,000 cash payment against this liability.

The Company is currently in discussions with RFFG to amend the Asset Purchase Agreement as it relates to the earn-out since the value of the Management Agreement was a significant value of the original agreement and was terminated in July 2011.

The accounting guidance requires that contingent consideration be added to the purchase price and the resultant liability be recorded at fair value.  Given the terms of the earn-out provisions of the Asset Purchase Agreement, the Company believes that the earn-out will be paid and accordingly, has included the fair value of the projected total earn-out payments in the total consideration paid for the acquisition.  Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations.  At September 30, 2012 the expected earn-out liability is approximately $845,000 based on the originally present value accounting for the transaction.

The total consideration is summarized as follows:

In Thousands

Stock consideration	$2,400
Earn-out consideration	2,198

Total consideration for acquisition	$4,598

The following table summarizes the approximate fair value of the assets acquired and liabilities assumed at the date of closing.

In Thousands

Property and equipment	$5
Intangible assets - management agreement	1,396
Intangible assets - customer relationships	2,113
Goodwill	1,084

Total fair value of assets acquired	$4,598

Goodwill and the intangible assets acquired in this transaction are deductible for tax purposes.

The Company wrote off the intangible asset associated with the management agreement of approximately $1,126,000 and reduced the earn-out liability by $1,276,000 when it was determined that RFFG ceased doing business on July 15, 2011 and therefore, future management fees would no longer would be earned, as discussed further in Note 5.

As with any asset purchase of a business the purchaser may be held accountable for the seller’s debts and liabilities where; (i) there is an express or implied agreement of assumption; (ii) the transaction amounts to a de facto consolidation or merger of the buyer or seller corporation; (iii) the purchaser is merely a continuation of the seller; or (iv) the transaction is for the fraudulent purpose of escaping liability for the seller’s obligations.  There are always several factors in the determination of any successor corporation legal liabilities related to the predecessor company.   Other than the current litigation related to the Ohio Bureau of Workers Compensation, the Company has not been noticed of any additional claims, however additional claims could be material to the business.

The loss of a significant customer by Onsite during the year ended September 30, 2012 had a negative effect on future earnings and cash flows from operations, and is a factor indicating the possibility of future impairment to the Company’s goodwill. The Company has determined that based on expected future cash flows there was an impairment of the related intangible assets of approximately $274,000.

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

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, RFFG ceased operations as of July 15, 2011 and, as a result, the Management Agreement was effectively terminated.  As a result, the Company recorded a loss on impairment of intangible assets of $1,126,000 (as discussed further in Note 9), offset by income of $1,276,000 for the reduction of an associated earn-out liability.   There was approximately $140,000 unpaid related to this Management Agreement, which was offset against amounts owed related to the earn-out agreement.  In addition, since the Company was providing certain management services, RFFG and the transactions between RFFG and the Company were considered to be related party in nature because Thomas Bean was a 10% owner of the Company at the time.

There continued to be some expenses related to transportation, fuel and utilities that were paid by the Company to RFFG after RFFG ceased operations and the Management Agreement was effectively terminated.

6. Placement Service Revenues

The provision for falloffs and refunds, which is reflected in the consolidated statements of operations as a reduction of placement service revenues, was $1,026,000 in fiscal 2012 and $695,000 in fiscal 2011.

7. Property and Equipment

Property and equipment consisted of the following as of September 30th:

(In Thousands)	Useful Lives	2012	2011

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,311	2,066

Total property and equipment, at cost		3,758	3,513
Accumulated depreciation and amortization		(3,240)	(3,104)

Property and equipment, net		$518	$409

Disposals of property and equipment, consisting primarily of fully-depreciated office furniture and equipment, had an original cost of $16,000 and $24,000 in fiscal 2012 and 2011, respectively.  Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the years ended September 30, 2012 and 2011 was approximately $152,000 and $176,000, respectively.

8. Goodwill and Intangible Assets

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

The loss of a significant customer by Onsite during the year ended September 30, 2012 had a negative effect on future earnings and cash flows from operations, and is a factor indicating the possibility of future impairment to the Company’s goodwill. The Company has determined that based on expected future cash flows there was an impairment of the related intangible assets of $101,000 and goodwill of approximately $173,000.

Intangible Assets

As of September 30, 2012
(In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Non-Compete	$89	$48	41	$—
Customer Relationships	2,913	662	60	2,191
Management Agreement	1,396	270	1,126	—
Trade Name	17	4	—	13

	$4,415	$984	$1,227	$2,204

As of September 30, 2011
(In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Non-Compete	$89	$24	—	$65
Customer Relationships	2,913	296	—	2,617
Management Agreement	1,396	270	1,126	—
Trade Name	17	—	—	17

	$4,415	$590	$1,126	$2,699

Amortization expense was approximately $394,000 and approximately $537,000 for the years ended September 30, 2012 and 2011, respectively.

Finite life intangible assets are comprised of a non-compete agreement, management agreement, trade name and customer relationships.  The non-compete agreement and trade name are amortized on a straight – line basis over the estimated useful lives of 5 years.  The customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to 10 years.  The management agreement intangible was being amortized over the five year term of the agreement.  Over the next five years, annual amortization expense for these finite life intangible assets will be $393,000 in 2013, $376,000 in 2014, $359,000 in 2015, $340,000 in 2016 and $322,000 in 2017 and $414,000 thereafter.

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

During the year ended, September 30, 2012, the Company recorded an impairment charge of approximately $101,000 for the remaining unamortized amount of the non-compete and a certain amount of the customer relationship intangible asset related to the agricultural operation.  In addition the Company recorded an impairment charge of approximately $173,000 related to the goodwill of the agriculture operation.   The impairment charge represents the difference between the fair value and the carrying value of the intangible assets.  The agricultural operation has limited margins and lost a large customer and management determined that the present value of the future cash flows associated with the operation did not support the recorded value.

During the year ended, September 30, 2011, the Company recorded an impairment charge of $1,126,000 for the remaining unamortized amount of the Management Agreement intangible asset.  The impairment charge represents the difference between the fair value and the carrying value of the intangible asset.  No future cash flows associated with the Management Agreement are expected as the management agreement was effectively terminated as a result of the managed entity, RFFG, ceasing operations in July 2011.

9. Short-term Debt

The Company, through December 2010, had a loan and security agreement with Crest mark Bank for the financing of its accounts receivable.  Under the terms, the Company could borrow up to 85% of its eligible accounts receivable, not to exceed $3,500,000.  The loan was secured by accounts receivable and other property of the Company.  Interest was charged at the rate of 1% above the prime rate.  Interest expense under this agreement was $4,500 for the year ending September 30, 2011.  In addition, the agreement required a maintenance fee of $3,500 per month and an annual loan fee of 1% of the maximum borrowing amount under the agreement.  The Company incurred $29,000 of fees related to this agreement during the year ended September 30, 2011.

In December 2010, the Company terminated its agreement with Crest mark Bank and entered into a two-year, $3,000,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”) which has been subsequently amended.  The AR Credit Facility as amended, provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR plus 5.25% (effective rate was 5.65% as of September 30, 2012 and 5.75 % as of September 30, 2011).  Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility on demand.  Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date.  The Company continues to be responsible for the servicing and administration of the receivables purchased and carries the receivables and any outstanding borrowings on its consolidated balance sheet.

On January 14, 2013, the Company and Wells Fargo Bank, National Association entered into a Fifth Amendment (the “Fifth Amendment”) to its AR Credit Facility.  The Fifth Amendment extended the term of the AR Credit Facility to December 14, 2013.  Notwithstanding the foregoing extension, Wells Fargo may issue a written notice to the Company shortening the term of the of the AR Credit Facility to a date 60 days following such notice in the event that (i) the Company is not dismissed without prejudice from a recently brought lawsuit entitled Derby Capital LLC and Derby Capital JOB LLC, as plaintiffs, vs. Trinity HR Services, LLC, et al., as defendants, a lawsuit seeking to establish relative ownership among stockholders which the Company believes it should not be a party to, (ii) the Company fails to furnish Wells Fargo its audited financial statements for its fiscal year ended September 30, 2012 by March 15, 2013 or if the results in such audited financial statements are not satisfactory to Wells Fargo in its sole discretion,  (iii) background checks of newly appointed officers of the Company are unsatisfactory to Wells Fargo in its sole discretion, or (iv) significant changes have occurred to the composition of the Company’s Board of Directors as determined by Wells Fargo in its sole discretion.  In March 2013, the Company and Wells Fargo entered into a Sixth Amendment that extended the required delivery date on certain of the foregoing requirements, such as the audited financial statements, until April 30, 2013.  To date, the Company has not received notice from Wells Fargo of any intent to shorten the term of the AR Credit Facility.

The AR Credit Facility with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement.  As of September 30, 2012, the Company was in compliance with all such covenants.

The Company believes that the borrowing availability provided by the AR Credit Facility will be adequate to fund the increase in working capital needs resulting from the acquisitions of certain assets of On-Site, RFFG of Cleveland, DMCC and Ashley Ellis, LLC.

As of September 30, 2012, the borrowing base availability under this agreement was $596,000 and the outstanding borrowings, which are classified as short-term debt on the 2012 consolidated balance sheet, were approximately $2,404,000.  Total interest expense related to the line of credit for the years ending September 30, 2012 and September 30, 2011 approximated $176,000 and $79,000, respectively.

The AR Credit Facility includes certain covenants which require compliance until termination of the agreement.  As of the date of March 29, 2013, the Company was in compliance with all such covenants.

10. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30th
(In Thousands)	2012	2011

Accrued expenses	$282	$201
Accrued rent	-	31
Second Installment of the Ashley Ellis, LLC purchase price	-	200
Contingent earn-out liability due within one year	834	803
Deferred rent	80	72

Total other current liabilities	$1,196	$1,307

11. Long-Term Liabilities

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement.  Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration.  During fiscal 2009, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded additional common stock in the amount of $280,000 based on a quoted market price of $.56 per share on the date of the award.  As of September 30, 2012, the liability for future payments was reflected on the consolidated balance sheet as accrued compensation of $180,000 and long-term liability of $100,000.  As of September 30, 2011, the liability for future payments was reflected on the consolidated balance sheet as accrued compensation of $180,000 and a long-term liability of $280,000.

In November 2010, in conjunction with the purchase of RFFG of Cleveland and DMCC the Company accrued an earn-out liability as discussed in Note 4, which was subsequently reduced by $1,276,000.  There is no longer a remaining long-term earn-out liability on September 30, 2012.

12. Common Stock

In November 2010, the Company issued 5,581,395 shares of common stock in connection with the acquisition of DMCC and RFFG of Cleveland.

In September 2011, the Company issued 1,250,000 shares of its common stock in connection with the acquisition of Ashley Ellis, LLC.

13. Stock Option Plans

As of September 30, 2012, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan.  All four plans were approved by the shareholders.  The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans.  During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was approved by the Board and shareholders to make an additional 592,000 options available for granting and as of September 30, 2012 there were 700,840 shares available for issuance under the Second Amended and Restated 1997 Stock Option Plan.  As of September 30, 2012 there were 500,000 shares available for issuance under the 2011 Company Incentive Plan.  The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees.  Vesting periods are established by the Compensation Committee at the time of grant.  All stock options outstanding as of September 30, 2012 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

A summary of stock option activity is as follows:

	Year Ended September 30
(Number of Options in Thousands)	2012	2011

Number of options outstanding:
Beginning of year	301	388
Granted	1,747	—
Exercised	—	(12)
Terminated	(301)	(75)

End of year	1,747	301

Number of options exercisable at end of year	1,658	255
Number of options available for grant at end of year	1,201	731

Weighted average option prices per share:
Granted during the year	$.41	$—
Exercised during the year	—	.40
Terminated during the year	—	1.26
Outstanding at end of year	.38	.95
Exercisable at end of year	.40	1.00

Stock options outstanding as of September 30, 2012 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $1.00	1,747	$.38	1,658	$.40	4
$1.25 to $2.39

As of September 30, 2012, the aggregate intrinsic value of outstanding stock options and exercisable stock options was $0.19.  There were no stock options exercised during the year.

The average fair value of stock options granted was estimated to be $0.26 per share in fiscal 2012.  No stock options were issued in fiscal year 2011.   This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2012	2011
Expected option life (years)	5.0
Expected stock price volatility	76%
Expected dividend yield	—%
Risk-free interest rate	.91%

Stock-based compensation expense attributable to stock options was $422,000 in fiscal 2012 and $8,000 in fiscal 2011.  As of September 30, 2012, there was approximately $46,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 2.5 years.

14. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ending September 30,
(In Thousands)	2012	2011

Current tax provision	$—	$—
Deferred tax provision (credit) related to:
Temporary differences
Stock option Expense	74	2
Deferred compensation expense	(60)	(57)
Vacation expense	39	32
Intangible assets	94	(272)
Allowance for doubtful accounts	46	19
Other	(45)	(24)
Loss carryforwards	(194)	104
Valuation allowances	46	196

Provision for income taxes	$—	$—

The differences between income taxes calculated at the 34% statutory U.S. federal income tax rate and the Company’s provision for income taxes are as follows:

	Year Ended September 30,
(In Thousands)	2012	2011

Income tax provision at statutory federal tax rate	$50	$122
Valuation allowance	(50)	(122)

Provision for income taxes	$—	$—

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
(In Thousands)	2012	2011

Temporary differences
Stock option Expense	$217	$138
Deferred compensation expense	120	184
Vacation expense	30	47
Intangible assets	107	282
Allowance for doubtful accounts	104	55
Other	85	105
Net operating loss carryforwards	3,560	3,366
Valuation allowances	(4,223)	(4,177)

Net deferred income tax asset	$—	$—

As of September 30, 2012 there were approximately $8,900,000 of losses available to reduce federal taxable income in future years through 2031, and there were approximately $7,525,000 of losses available to reduce state taxable income in future years, expiring from 2012 through 2031.  Due to common stock transactions in the current and prior years, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  As of September 30, 2012 and 2011, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years.  The Company also considered whether there was any currently available information about future years.  Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.  Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past.  Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income.  The Company determined that it is more likely than not that all of the deferred tax assets will not be realized.  Accordingly, the Company maintained a full valuation allowance as of September 30, 2012 and 2011.

As a result of continuing losses, we have determined that it is more likely than not that we will not realize the benefits of the deferred tax assets and therefore we have recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. As a result, the valuation allowance on our net deferred tax assets decreased by approximately $131,000 for the year ended September 31, 2012.

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state tax authorities. We are not currently under examination in any federal or state jurisdiction.

15. Contingencies and Commitments

In March 2012, the Company became aware of a lien on the business by the Ohio Bureau of Workers Compensation for $229,000, which has been fully accrued for.  The Company believes this claim represents unpaid workers compensation premium for a period prior to the acquisition of certain assets of RFFG of Cleveland in November 2010.  The Company is currently defending its position in this matter.

As of March 28, 2013, there were no other material legal proceedings pending against the Company.

Lease

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

Rent expense was $ 1,028,000 in fiscal 2012 and $617,000 in fiscal 2011.  As of September 30, 2012, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $2,200,000, as follows: fiscal 2013 - $922,000, fiscal 2014 - $733,000, fiscal 2015 - $424,000, fiscal 2016 - $99,000 and thereafter - 22,000.

16. Segment Data

As a result of the acquisition of certain of the assets of DMCC and RFFG of Cleveland and entry into the Management Agreement discussed above, the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation.  Accordingly, the Company’s segment disclosures were revised in the current year.

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, and accounting, (c) temporary staffing in the agricultural industry, (d) temporary light industrial staffing and (e) management services.  Inter-segment net service revenues are not significant.  Revenues generated from the temporary professional services staffing, temporary staffing in the agricultural industry and light industrial staffing are classified as contract staffing services revenues in the statements of operations.  Selling, general and administrative expenses are not separately allocated among agricultural, professional services or industrial staffing services within the contract staffing services sector for internal reporting purposes.

As of March 28, 2013, there were no other material legal proceedings pending against the Company.
	Fiscal Year Ended
	September 30
(In Thousands)	2012	2011

Direct Hire Placement Services
Revenue	$7,215	$4,430
Placement services gross margin	100%	100%
Operating loss	(1,701)	(678)
Depreciation & amortization	237	180
Accounts receivable – net	980	699
Intangible assets	465	584
Goodwill	24	24
Total assets	3,334	5,301
Management Services
Revenue	$—	$838
Operating income	—	519
Fee receivable	—	225
Total assets	—	225

Contract Staffing Services
Agricultural services revenue	$7,852	$12,412
Industrial services revenue	28,206	12,349
Professional services revenue	9,132	7,160
Agricultural services gross margin	4.41%	4.6%
Industrial services gross margin	17.15%	14.6%
Professional services gross margin	19.38%	29.9%
Operating income (loss)	$894	$715
Depreciation and amortization	309	533
Accounts receivable – agricultural services	597	666
Accounts receivable – industrial services	4,056	3,837
Accounts receivable – professional services	1,128	1,177
Intangible assets	1,739	2,115
Goodwill	1,083	1,256
Total assets	$7,865	$5,970

Consolidated
Total revenue	$52,405	$37,189
Operating income (loss)	(807)	556
Depreciation and amortization	546	713
Total accounts receivables – net	6,761	6,604
Intangible assets	2,204	2,699
Goodwill	1,106	1,280
Total assets	$11,199	$11,496

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 26, 2012, the Company dismissed BDO USA, LLP (“BDO”), its independent registered public accounting firm. The decision was approved by the Company’s Audit Committee.

The reports of BDO on the Company’s financial statements for the fiscal years ended September 30, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended September 30, 2011 and September 30, 2010, (i) there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audit of the Company’s financial statements for the fiscal year ended September 30, 2012 (the “2012 Audit”), on October 12, 2012, BDO notified the Company of its need to expand the scope of the procedures to be performed as part of the 2012 Audit, to ascertain the extent of the Company’s business and financial affiliation with Mr. Wilbur Anthony Huff following the indictment of Mr. Huff for various conspiracies and fraudulent schemes.  On October 18, 2012, BDO set out a work plan for such extended audit procedures (the “Work Plan”), which consisted of two phases.  The first phase of the Work Plan had estimated fees of $150,000, without any limit or guarantee.  BDO could not estimate the fees for phase II of the Work Plan.  Through multiple communications, the Company’s Audit Committee expressed its disagreement to BDO regarding the necessity and scope of the extended audit procedures.  After being unable to agree upon the extent of the 2012 Audit, the Company’s Audit Committee informed BDO, on November 26, 2012, that it was terminating the services of BDO due to (i) the open ended nature of fees which may be imposed by BDO for the two phase Work Plan, (ii) the open ended time frame for the completion of both phases of the Work Plan, and (iii) the uncertainty of BDO’s conclusion following the completion of the Work Plan.

 On November 29, 2012, the Company engaged Friedman, LLP (“Friedman”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the fiscal years ending September 30, 2012 and 2011. The appointment of Friedman was approved by the Company’s Audit Committee.

During each of the Company’s two most recent fiscal years and through the interim period preceding the engagement of Friedman, the Company (a) has not engaged Friedman as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with Friedman regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Friedman concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Empire Resorts, Inc.’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

The evaluation of General Employments Inc.’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by our internal auditors and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Because of inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management applies its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10, Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company as of March 29, 2013 are as follows:

Name	Age	Position
Michael K. Schroering	55	Chief Executive Officer, Chairman of the Board
Brad A. Imhoff	50	Chief Operating Officer, President of the Professional Staffing Division
Andrew J. Norstrud	39	Chief Financial Officer, Treasurer
Katy M. Imhoff	29	Vice President of Operations, Vice President of the Professional Staffing Division
Edward Hunter	66	Director
Thomas C. Williams	53	Director
Dennis W. Baker	66	Director

Michael K, Schroering – Chief Executive Officer, Chairman of the Board
Mr. Schroering joined General Employment Enterprises as a director in November 2012 and become the Chairman of the Board and Chief Executive Officer in December 2012. Prior to joining the Company, he served as President of The Schroering Company which he founded in 1993. The Schroering Company is a Louisville-based commercial real estate firm specializing in consulting services, site procurement, owner and tenant representation for the sale/leasing of office and industrial space. Other companies under his leadership have been active in real estate development through GlobalPort United, LLC which owns interest in several million square feet of big box warehouse space. Mr. Schroering received a B.A. in Business Administration in Finance and Management from Loyola University (1979) and went to the University of Louisville School of law (1979 – 1981).

Brad A. Imhoff – Chief Operating Officer, President of the Professional Staffing Division
Mr. Imhoff has served as Chief Operating Officer and President of the Professional Staffing Division since September 1, 2011. Prior to joining the Company, Mr. Imhoff, co-founded Ashley Ellis, LLC (“Ashley Ellis”) a company that provided services related to the recruitment and placement of technical personnel, in January 2009 and served as its Chief Executive Officer and sole member from January 2009 until August 31, 2011, at which time substantially all of the assets of Ashley Ellis were acquired by the Company. Prior to founding Ashley Ellis, Mr. Imhoff worked as a sales consultant and participated in sales training seminars from January 2005 to January 2009. Prior to that, Mr. Imhoff managed and co-owned Camden Aviation LLC, a private jet charter company, from January 2000 to January 2005 and, co-founded and served as Chief Executive Officer of Camden Vale Corporation, an information technology recruiting firm, from January 1995 to October 2001. Mr. Imhoff previously served as Vice President of Staffing of the Company from October 1985 to January 1995.

Andrew J. Norstrud – Chief Financial Officer, Treasurer
Mr. Norstrud joined General Employment Enterprises in March 2013.  Prior to joining the Company, Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013.  From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak.  Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc., and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building an exceptional financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies.  Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies.  Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida.  He is a Florida licensed Certified Public Accountant.

Katy Imhoff – Vice President of Operations, Vice President of Professional Division
Ms. Imhoff has served as Vice President of Operations and Vice President of the Professional Staffing Division since September 1, 2011. Prior to joining the Company, Ms. Imhoff co-founded Ashley Ellis in January 2009, a company that provided services related to the recruitment and placement of technical personnel, and served as its Chief Operations Officer and Vice President until August 31, 2011, when Ashley Ellis become a wholly owned subsidiary of the Company. Prior to founding Ashley Ellis, Ms. Imhoff served as a consultant from 2006 to December1 2008 for the Company and, previously, for Austin Vale, an India-based recruitment firm for technical personnel. In this position, Ms. Gallagher consulted on strategic planning, marketing and training. Prior to that, Ms. Gallagher was the sole owner of Ashton Zane Inc, a provider of sales training seminars across the country, from 2004 to 2006.

Edward Hunter – Director
Mr. Hunter joined the Company in October 2012 as a Director.  Mr. Hunter has practiced as an international business lawyer and litigator for more than 35 years, in both private practice and as in-house counsel. Most recently, he practiced with the business-focused firm of Robinson & Robinson, LLP, from 2002 to 2010, and since then with his own law office in Laguna Hills, California. Within the past five years, he served as a director of En Pointe Technologies, Inc. (formerly NASDAQ-CM: (now privately held)) (2003-2009) and of International Stem Cell Corporation (OTC: ISCO) (2007-2009), where he also served as Chairman of the respective Compensation Committees and as a member of their Audit Committees. From 2006 to 2009, he served on the board of Ovex Technologies (Pvt.) Ltd. of Lahore, Pakistan, chaired its Compensation Committee, and served on its Audit Committee. He previously served on the registrant’s Board of Directors from February 2009 to July 2009. He has been designated a “financial expert” within the meaning of the Sarbanes-Oxley Act of 2002 (“SOX”) and has experience implementing internal control and other procedures to comply with SOX requirements.  In addition to legal training and experience as an attorney, Mr. Hunter has completed the Corporate Directors Certification Program at the UCLA Anderson Graduate School of Management and the certification procedures of the National Association of Corporate Directors. As chair of three previous Compensation Committees, he led each company’s compliance with Regulation S-K (nonfinancial disclosures) and the evolving new rules and standards for executive compensation.

Thomas C. Williams – Director
Mr. Williams has served as a director of the Company since July 2009. Since 2005, Mr. Williams has served as acting Vice Chairman of Capital Management of Bermuda (previously Travelers of Bermuda), a company providing pension benefits for expatriates who have worked outside the U.S. and accrued benefits towards their retirement which are not covered by their domestic pension plans. Mr. Williams served as the Chief Executive Officer of Innova Insurance Ltd., a Bermuda based insurer, which provides extension risk to the Capital Markets on life insurance related assets from 2005 to 2009 when it was acquired.  Mr. Williams is Chairman of the Nominating Committee and is a member of the Audit and Compensation Committees. The Company believes that Mr. Williams is qualified to sit on the board of directors because of his significant management experience.

Dennis W. Baker – Director
Mr. Baker has served as a director of the Company since 2000. From April 1975 to April 2006, Mr. Baker held various positions with CF Industries Holdings, Inc., a fertilizer manufacturing and distribution company, and most recently served as Treasurer from March 1988 to April 2007, when he retired. During this time, he also held the following titles at CF Industries Holdings, Inc.: Assistant Treasurer, Director of Financial Planning and Budgeting, Manager of Financial Planning, Manager of Budgets and Capital Expenditure Control, Capital Expenditure Control Analyst and Financial Analyst. On May 1, 2011 Mr. Baker was elected to the Board of Directors of CIS World, Inc. Mr. Baker is Chairman of the Audit Committee and is a member of the Compensation and Nominating Committees. The Company believes that Mr. Baker is qualified to sit on the board of directors because of his extensive management experience.

All executive officers are elected annually by the Board of Directors at the first meeting of the board held following each Annual Meeting of Shareholders, and they hold office until their successors are elected and qualified.

Brad A. Imhoff is married to Katy Imhoff, the Vice President of operations for the Company.  Brad A. Imhoff is the brother of Herbert F. Imhoff Jr., our former President and former director.  Herbert Imhoff, Jr. retired from all positions within the Company effective January 31, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership (typically, Forms 3, 4 and/or 5) of such equity securities with the SEC. Such entities are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) reports.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended September 30, 2012 and 2011, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing, except as follows:

•
Michael Schroering was late in filing his initial Form 3 dated September 21, 2012 reflecting the acquisition of 199,334 shares directly and 15,842,410 shares indirectly through LEED HR, LLC on August 16, 2012.

•	LEED HR, LLC was late in filing its initial Form 3 dated September 14, 2012 reflecting the acquisition of 15,842,410 shares on August 16, 2012.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors believes that the Company’s Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with the Company’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and expertise. The Board of Directors believes that the combined role of Chairman and Chief Executive Officer is in the best interest of shareholders because it promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance. The Board of Directors does not have a lead independent director.

The Board of Directors provides overall risk oversight for the Company as part of its normal, ongoing responsibilities. It receives reports from Mr. Schroering and other members of senior management on a periodic basis on areas of risk facing the Company. In addition, board committees oversee specific elements of risk or potential risk.

Director Independence

The Board of Directors has determined that each director, other than Mr. Schroering, is an independent director under the listing standards of the NYSE MKT. In addition, the Board of Directors has determined that each current member of the Audit Committee meets the additional independence criteria required for audit committee membership under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

Board and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings when an important matter requires Board action between scheduled meetings. The Board of Directors held eight meetings during the last fiscal year. No director of the Company attended less than 75% of the total meetings of the Board and Committees on which such Board members served during this period.

There are three standing committees of the Board of Directors, which are the Nominating Committee, the Audit Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the board.  The Nominating Committee met two times during 2012.

The Company does not have a policy regarding the consideration of diversity, however defined, in identifying nominees for director. Instead, in evaluating candidates to serve on the Company’s Board of Directors, consideration is given to the level of experience, financial literacy and business acumen of the candidate. In addition, qualified candidates for director are those who, in the judgment of the Nominating Committee, have significant decision-making responsibility, with business, legal or academic experience. The Nominating Committee will consider recommendations for board candidates that are received from various sources, including directors and officers of the Company, other business associates and shareholders, and all candidates will be considered on an equal basis, regardless of source.

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois 60181. Submissions must be in accordance with the Company’s By-Laws and include: (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee; (b) the name, address and number of shares beneficially owned by the shareholder; (c) the name, address and contact information of the candidate being recommended; (d) a description of the qualifications and business experience of the candidate; (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder; and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of three non-employee directors: Thomas C. Williams (Chairman), Dennis W. Baker, and Edward Hunter.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is not available on the Company’s website. A copy of the Nominating Committee Charter was attached as an appendix to the proxy statement prepared in connection with the February 10, 2011 Annual Meeting of Shareholders.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met four times during fiscal 2012.

The Audit Committee is presently composed of three non-employee directors: Dennis W. Baker (Chairman), Edward Hunter and Thomas C. Williams. The Board of Directors has determined that Mr. Baker, Mr. Hunter and Mr. Williams are all considered an “audit committee financial expert” as defined by rules of the SEC.  The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is not available on the Company’s website. A copy of the Audit Committee Charter is attached as appendix A to the proxy filed with the SEC on January 27, 2012.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants, but has not done so. The Compensation Committee met three times during fiscal 2012.

In the past, the Compensation Committee has met each September to consider the compensation of the Company’s executive officers, including the establishment of base salaries and performance targets for the succeeding year, and the consideration of stock option awards. Management provides the Compensation Committee with such information as may be requested by the Compensation Committee, which in the past has included historical compensation information of the executive officers, tally sheets, internal pay equity statistics, and market survey data. Under the guidelines of the NYSE MKT, the chief executive officer may not be present during the Compensation Committee’s deliberations regarding his compensation. If requested by the committee, the chief executive officer may provide recommendations regarding the compensation of the other officers.

The Compensation Committee also has the responsibility to make recommendations to the Board of Directors regarding the compensation of directors.

The Compensation Committee is presently composed of three non-employee directors: Edward Hunter (Chairman), Dennis W. Baker, and Thomas C. Williams.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is not available on the Company’s website. A copy the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the March 22, 2010 Annual Meeting of Shareholders.

Shareholder Communications

The Board of Directors has established a procedure by which shareholders of the Company can communicate with the Board of Directors. Shareholders interested in communicating with the Board of Directors as a group or with individual directors may do so, in writing. Correspondence to the directors should be sent by regular mail c/o the Secretary, General Employment Enterprises, Inc., One Tower Lane, Suite 2200, Oakbrook Terrace, Illinois 60181. Any such correspondence will be reviewed by the Secretary, who will then forward it to the appropriate parties. Communications that are solicitations or deemed to be irrelevant to the Board of Directors’ responsibilities may be discarded, at the discretion of the Secretary.

The Company has a code of ethics that applies to all of its directors and employees, including its principal executive officer, principal financial officer and principal accounting officer.  The code of ethics is filed as an exhibit to this Annual Report.

Item 11, Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Information

The following table summarizes all compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officer, its two most highly compensated executive officers other than the principal executive officer, and up to two additional individuals who were serving as executive officers at the end of the last completed fiscal year, for each of the last two completed fiscal years. These individuals are referred to throughout this proxy statement as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Salvatore J. Zizza	2012	120,000		––	76,500	(1)			––		196,500
former Chief Executive Officer and Chairman of the Board(2)	2011	97,667		––	––				––		97,667

Herbert F. Imhoff, Jr.(3)	2012	––		––	76,500	(1)			180,000		256,500
former President	2011	––		––	––				180,000		180,000

Brad Imhoff(4)	2012	180,000		––	––				2,500		182,500
Chief Operating Officer and President, Professional Staffing Division	2011	15,000		––	––				2,500		17,500

Katy Imhoff(5)	2012	150,000		––	––				––		150,000
Vice President, Professional Staffing Division	2011	12,500		––	––				––		12,500

Marilyn L. White(6)	2012	––		––	––				––		––
former Vice President	2011	137,500		––	––				32,500	(7)	170,000

Jarett Misch(8)	2012	108,200		––	––				9,500		117,700
former Chief Financial Officer and Treasurer	2011	––		––	––				––		––

James R. Harlan(9) former Chief Financial Officer and Treasurer	2011	119,167		––	––				––		119,167

(1)
Includes an option to purchase 300,000 shares of common stock at a price of $0.41 per share, granted on February 22, 2012.  Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.   In connection with Mr. Zizza’s retirement, the Board agreed to extend the period during which Mr. Zizza can exercise his stock options that are vested from one year to eighteen months from the date of his retirement on December 26, 2012.

(2)	As of December 26, 2012, Mr. Zizza retired from all positions with the Company.
(3)	As of August 31, 2011, Herbert F. Imhoff, Jr. no longer served as Chief Operating Officer of the Company. Effective January 31, 2013, Mr. Herbert Imhoff, Jr. retired from all positions with the Company.
(4)	On August 31, 2011, Mr. Brad Imhoff was appointed Chief Operating Officer and President of the Professional Staffing Division.

(5)	On August 31, 2011, Ms. Imhoff was appointed Vice President, Professional Staffing Division
(6)	On August 31, 2011, Marilyn L. White was terminated from her position as Vice President of the Company.
(7)	Amount represents severance payment made to Ms. White
(8)	On December 30, 2011, James Harlan was terminated from his position as Chief Financial Officer and Treasurer.
(9)	Mr. Misch was appointed Chief Financial Officer and Treasurer of the Company effective January 3, 2012. On February 22, 2013, Mr. Misch resigned from all positions with the Company.

Employment and Change in Control Agreements

Salvatore J. Zizza: On September 7, 2011, the Company and Salvatore J. Zizza, the Company’s Chairman and Chief Executive Officer, entered into an employment agreement (the “Zizza Employment Agreement”) and a change of control agreement (the “Zizza Change of Control Agreement”), each dated as of September 1, 2011. The Zizza Employment Agreement provides for a two-year term ending on September 1, 2013, unless Mr. Zizza’s employment is earlier terminated by either party in accordance with the provisions thereof. Mr. Zizza is to receive a base salary at the rate of $120,000 per year, subject to increase in the discretion of the Board of Directors of the Company. Mr. Zizza will also receive a life insurance policy with coverage equal to two times his base salary and a disability income insurance policy with coverage equal to 50% of his base salary. Mr. Zizza will be entitled to receive equity compensation on the same terms and conditions as other executives and members of the Board of Directors of the Company. In the event that Mr. Zizza’s employment is terminated (other than as a result of Mr. Zizza’s death or disability) either (i) by the Company for a reason other than Cause or (ii) by Mr. Zizza for Good Reason (each as defined in the Zizza Employment Agreement), Mr. Zizza will continue to receive his base salary and other benefits provided under the Zizza Employment Agreement for the remainder of the term of the Zizza Employment Agreement.

The term of the Zizza Change of Control Agreement commenced on September 1, 2011 and will terminate on the earlier of (i) two years following the date of execution; (ii) termination of Mr. Zizza’s employment; or (iii) the execution of a written agreement between the Company and Mr. Zizza terminating the Zizza Change of Control Agreement. Under the Zizza Change of Control Agreement, in the event that the Company terminates Mr. Zizza’s employment without Cause or Mr. Zizza resigns with Good Reason after a Change of Control (each as defined in the Zizza Change of Control Agreement), Mr. Zizza will receive, subject to his execution of a separation agreement and release of claims in a form reasonably satisfactory to the Company, (i) a lump sum payment equal to all unpaid compensation remaining from the day of separation to the end of the term of the Zizza Employment Agreement; (ii) continuation of health insurance benefits for six months following his separation from service; (iii) reimbursement for the premiums associated with COBRA for 18 months following the six-month continuation of health insurance period; and (iv) the same percentage of Company-paid group-term life insurance benefits as were provided to Mr. Zizza and his family under plans of the Company as of the Change of Control for a total of twenty-four months following the year in which Mr. Zizza separates from service.

On December 26, 2012, Mr. Zizza informed the Board that he was retiring from all positions with the Company, effective immediately.  Under the terms of the Zizza Employment Agreement, Mr. Zizza will continue to receive his base salary of $10,000 per month through August 31, 2013.  Additionally, the Board agreed to extend the period during which Mr. Zizza can exercise his stock options that are vested and outstanding as of December 26, 2012 from one year to eighteen months from the date of his retirement.  As of December 26, 2012, Mr. Zizza had options to purchase 300,000 shares of the Company’s common stock vested and outstanding.

Brad A. Imhoff: In connection with Brad A. Imhoff’s appointment as Chief Operating Officer of the Company, the Company entered into an employment agreement (the “Imhoff Employment Agreement”) and a change of control agreement (the “Imhoff Change of Control Agreement”) with Mr. Imhoff, each dated as of August 31, 2011. The Imhoff Employment Agreement provides for a three-year term ending on September 1, 2014, unless Mr. Imhoff’s employment is earlier terminated in accordance with the provisions thereof. Mr. Imhoff is to receive a base salary at the rate of $180,000 per year for the term of the Imhoff Employment Agreement. Mr. Imhoff is also entitled to receive an annual bonus equal to 10% of the increase in profits earned by the Company’s Professional Staffing Division over the prior fiscal year minus an agreed upon corporate allocation and not including any profits of acquired entities or assets until the applicable earnout periods related thereto have expired. The fiscal year ending September 30, 2011 will be used as the first baseline to determine the profitability bonus and will be used in subsequent years to determine the profitability bonus to the extent that profits in subsequent years are less than profits for the fiscal year ending September 30, 2011. Upon the expiration of the term of the Imhoff Employment Agreement or termination of Mr. Imhoff’s employment by the Company with cause under the circumstances set forth in the Imhoff Employment Agreement, the Company’s obligations are limited generally to paying Mr. Imhoff his base salary through the termination date.

The term of the Imhoff Change of Control Agreement commenced on August 31, 2011 and will terminate on the earlier of (i) three years following the date of execution; (ii) termination of Mr. Imhoff’s employment; or (iii) the execution of a written agreement between the Company and Mr. Imhoff terminating the Imhoff Change of Control Agreement. Under the Imhoff Change of Control Agreement, in the event that the Company terminates Mr. Imhoff’s employment without Cause or Mr. Imhoff resigns with Good Reason after a Change of Control (each as defined in the Imhoff Change of Control Agreement), Mr. Imhoff will receive, subject to his execution of a separation agreement and release of claims in a form reasonably satisfactory to the Company, (i) a lump sum payment equal to all unpaid compensation remaining from the day of separation to the end of the term of the Imhoff Employment Agreement; (ii) continuation of health insurance benefits for six months following his separation from service; (iii) reimbursement for the premiums associated with COBRA for 18 months following the six-month continuation of health insurance period; and (iv) the same percentage of Company-paid group-term life insurance benefits as were provided to Mr. Imhoff and his family under plans of the Company as of the Change of Control for a total of twenty-four months following the year in which Mr. Imhoff separates from service.

Katy M. Imhoff: On August 31, 2011, the Company and Katy Gallagher, Vice President Operations, entered into an employment agreement (the “Katy Imhoff Employment Agreement”) and a change of control agreement (the “Katy Imhoff Change of Control Agreement”). Ms. Imhoff will serve as the Vice President of Operations and the Vice President of the Professional Staffing Division of the Company. The Katy Imhoff Employment Agreement provides for a three-year term ending on September 1, 2014, unless Ms. Imhoff’s employment is earlier terminated in accordance with the provisions thereof. Ms. Imhoff is to receive a base salary at the rate of $150,000 per year for the term of the Katy Imhoff Employment Agreement. Upon the Death, Disability, expiration of the term of the Katy Imhoff Employment Agreement, or a termination of Ms. Imhoff’s employment with Cause (each as defined in the Katy Imhoff Employment Agreement), the Company’s obligations are limited generally to paying Ms. Imhoff her base salary through the termination date.

The term of the Katy Imhoff Change of Control Agreement commenced on August 31, 2011 and will terminate on the earlier of (i) three years following the date of execution; (ii) termination of Ms. Imhoff’s employment; or (iii) the execution of a written agreement between the Company and Ms. Imhoff terminating the Katy Imhoff Change of Control Agreement. Under the Katy Imhoff Change of Control Agreement, in the event that the Company terminates Ms. Imhoff’s employment without Cause or Ms. Imhoff resigns with Good Reason after a Change of Control (each as defined in the Katy Imhoff Change of Control Agreement), Ms. Imhoff will receive, subject to her execution of a separation agreement and release of claims in a form reasonably satisfactory to the Company, (i) a lump sum payment equal to all unpaid compensation remaining from the day of separation to the end of the term of the Katy Imhoff Employment Agreement; (ii) continuation of health insurance benefits for six months following her separation from service; (iii) reimbursement for the premiums associated with COBRA for 18 months following the six-month continuation of health insurance period; and (iv) the same percentage of Company-paid group-term life insurance benefits as were provided to Ms. Imhoff and her family under plans of the Company as of the Change of Control for a total of twenty-four months following the year in which Ms. Imhoff separates from service.

Consulting Agreement
In connection with the completion of the sale of shares of Common Stock to PSQ on July 1, 2009, Mr. Imhoff, Jr. resigned from his positions as Chairman of the Board and Chief Executive Officer of the Company and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, dated as of June 22, 2009, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of Common Stock to Mr. Imhoff, Jr. in exchange for his service to the Company.  On January 31, 2013, Mr. Herbert Imhoff informed the Board that he was retiring from all positions with the Company, effectively immediately.   Mr. Imhoff Jr. will continue to receive monthly payments of $15,000 through June 30, 2014 as well as medical benefits provided by the Company.  Additionally, under the terms of his stock option agreements, he will have one year to exercise his stock options that are vested and outstanding as of January 31, 2013.  As of January 31, 2013, Mr. Imhoff, Jr, had options to purchase 315,000 shares of the Company’s common stock vested and outstanding.

Option Awards
The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 15 - Stock Option Plans” in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers during fiscal 2012 were at option prices that were equal to the market price on the date of grant, had vesting dates two years or less after the date of grant, and had expiration dates ten years after the date of grant.  Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.  There were no stock options awarded in fiscal 2011.

All Other Compensation

Name	Year	Executive Retirement Plan ($)	Consulting Fees ($)	Other ($)		Total All Other Compensation ($)

Salvatore J. Zizza	2012	––	––	76,500	(1)	76,500
former Chief Executive Officer and Chairman of the Board	2011	––	––	––		––

Herbert F. Imhoff, Jr.	2012	––	180,000	76,500	(1)	256,500
former President	2011	––	180,000	––		180,000

Marilyn L. White	2012	––	––	––		––
former Vice President	2011	––	––	32,500	(2)	32,500

(1)
Includes an option to purchase 300,000 shares of common stock at a price of $0.41 per share, granted on February 22, 2012. Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.  In connection with Mr. Zizza’s retirement, the Board agreed to extend the period during which Mr. Zizza can exercise his stock options that are vested from one year to eighteen months from the date of his retirement on December 26, 2012.

(2)	Amount represents severance payment made to Ms. White.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to Named Executive Officers and Directors that were outstanding as of September 30, 2012:

	Option Awards						Stock Awards
N	Number of Securities Underlying Unexercised Options: # Exercisable		Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $
Salvatore J. Zizza former Chairman of the Board of Directors, Chief Executive Officer	300,000	(2)	0	0	0.41	6/25/14	0	0	0	0

Herbert F. Imhoff, Jr. President	300,000	(2)	0	0	0.41	1/30/14	0	0	0	0

Dennis Baker, Director	300,000	(2)	0	0	0.41	2/22/17	0	0	0	0
	15,000		0	0	2.39	2/25/17	0	0	0	0
	15,000	(1)	0	0	0.73	2/22/19	0	0	0	0

Charles W. B. Wardell III, Director	300,000	(2)	0	0	0.41	10/4/13	0	0	0	0
(3)	15,000	(1)	0	0	0.73	9/4/13	0	0	0	0

Thomas C. Williams, Director	300,000	(2)	0	0	0.41	2/22/17	0	0	0	0
(2)	15,000	(1)	0	0	0.73	2/22/19	0	0	0	0

(1)	The options vest at the rate of 3,000 every year beginning on September 30, 2012. Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.
(2)
Includes an option to purchase 300,000 shares of common stock at a price of $0.41 per share, granted on February 22, 2012.  Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.

(3)	Charles W. B. Wardell resigned as of September 4, 2012

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service.

Potential Payments upon Termination of Employment or Change in Control

We have entered into certain agreements (such as the employment agreements discussed above under the caption “Employment and Change in Control Agreements”) and maintain certain plans that require us to provide compensation to the named executive officers in the event of certain terminations of their employment or if the Company experiences a change in control. The amount of compensation that would be payable at September 30, 2012 to each named executive officer for such terminations is shown in the tables below.

Brad A. Imhoff:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Not for Cause Termination	Death or Disability	For Cause Termination	Change in Control	Good Reason
Compensation:
Base Salary Continuance	$––	$345,000	$––	$––	$345,000	$345,000
Vacation Pay	––	31,000	––	––	31,000	31,000

Benefits and Perquisites:
Life Insurance	––	656	––	––	656	656
Disability Insurance	––	1,158	––	––	1,158	1,158
Medical Dental Vision	––	11,287	––	––	11,287	11,287
Total	$––	$389,101	$––	$––	$389,101	$389,101

Katy M. Imhoff:

Executive Benefits and Payments Upon Termination	Voluntary Termination	Involuntary Not for Cause Termination	Death or Disability	For Cause Termination	Change in Control	Good Reason
Compensation:
Base Salary Continuance	$––	$287,500	$––	$––	$287,500	$287,500
Vacation Pay	––	25,862	––	––	25,862	25,862

Benefits and Perquisites:
Life Insurance	––	656	––	––	656	656
Disability Insurance	––	965	––	––	965	965
Medical Dental Vision	––	11,297	––	––	11,297	11,297
Total	$––	$326,280	$––	$––	$326,280	$326,280

DIRECTOR COMPENSATION

Compensation of Directors

Under the Company’s standard compensation arrangements that were in effect during fiscal 2011, each non-employee director received a monthly retainer of $2,000 with the exception of Mr. Baker who received $2,500 per month from March 2011 forward. Directors did not receive any additional compensation for attendance at meetings of the Board of Directors or its committees. Employees of the Company did not receive any additional compensation for service on the Board of Directors.

The following table sets forth information concerning the compensation paid to each of the directors during fiscal 2012:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)

Dennis W. Baker	30,000	76,500	106,500
Herbert F. Imhoff, Jr.	24,000	(2)	24,000
Charles W. B. Wardell III	24,000	76,500	100,500
Thomas C. Williams	24,000	76,500	100,500

(1)
The aggregate number of outstanding option awards at the end of fiscal 2012 were as follows for each of the non-employee directors: Mr. Baker – 330,000; Mr. Imhoff, Jr. – 315,000; Mr. Wardell – 315,000; Mr. Williams – 315,000.  Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.

(2)	Options granted were included in compensation above as Herbert F. Imhoff, Jr. was also an employee. Herbert F. Imhoff, Jr. has since retired from all positions for the Company.

Option Awards
The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 16 - Stock Option Plans” in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2012 accompanying this proxy statement.

Item 12, Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Listed in the following table is information concerning persons known to the Company to be beneficial owners of more than five percent of the Company’s outstanding Common Stock, and information concerning the beneficial ownership of the Company’s outstanding Common Stock by each director, director nominee and named executive officer, as defined below, individually, and by all current directors and executive officers as a group. Unless noted otherwise, the named persons have sole voting and dispositive power over the shares listed. Except as noted otherwise, the information is as of March 28, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

LEED HR, LLC and Michael Schroering(2) LEED HR, LLC 2650 East Point Parkway, Suite 280 Louisville, KY 40223	16,041,744	(2)	73.9%

Dennis W. Baker.	373,800	(3)	1.7%

Thomas C. Williams	306,000	(4)	1.4%

Brad A. Imhoff	1,252,300	(5)	5.8%

Katy M. Imhoff	1,252,300	(6)	5.8%

Andrew J. Norstrud(7)	––		––

Edward Hunter(8)	––		––

Current directors and executive officers as a group (6 individuals)	17,973,844		82.8%
* Represents less than 1%.

(1)           Based on 21,699,675 shares issued and outstanding as of March 28, 2013.

(2)           Based on the Schedule 13D filed on September 13, 2013 and the Schedule 13D/A filed on September 21, 2012 by each of LEED HR, LLC a Kentucky limited liability company, and Mr. Schroering, which disclosed that LEED HR, LLC owns directly 15,824,410 shares of Common Stock.  Mr. Schroering owns directly 199,334 shares of Common Stock.  Mr. Schroering is the sole manager of LEED HR, LLC.  By virtue of this relationship, Mr. Schroering may be deemed to beneficially own, the  15,824,410 shares of Common Stock owned directly by LEED HR, LLC.

(3)           Represents (i) 52,800 shares of Common Stock owned, (and (ii) 321,000 shares issuable upon the exercise of stock options that are currently exercisable.

(4)           Represents 306,000 shares issuable upon the exercise of stock options that are currently exercisable.

(5)           Represents (i) 1,250,000 shares of Common Stock held directly by Ashley Ellis LLC, of which Mr. Imhoff is the sole member and Chief Executive Officer , (ii) 1,150 shares of Common Stock directly owned and (iii) 1,150 shares of Common Stock owned by Mr. Imhoff’s daughter, Lisa Imhoff.

(6)           Ms. Imhoff is married to Mr. Brad Imhoff and may be deemed to own the shares beneficially owned by him.   Ms. Imhoff disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

(7)           Mr. Norstrud joined the Company effective March 28, 2013.

(8)           Mr. Hunter joined the Company effective October 2, 2012.

Item 13, Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

On August 31, 2011, the Company entered into an asset purchase agreement (the “Ashley Purchase Agreement”) with Ashley Ellis, an Illinois limited liability company, and Brad A. Imhoff for the purchase of certain assets of Ashley Ellis, including customer lists, comprising Ashley Ellis’ services business. Ashley Ellis’ services business was operated from offices in Illinois, Texas and Georgia and provided services related to the recruitment and placement of technical personnel. The Ashley Purchase Agreement was deemed effective on September 1, 2011.

Brad A. Imhoff is the brother of Herbert F. Imhoff, Jr., a former director and the former President of the Company.  Effective January 31, 2013, Herbert Imhoff, Jr. retired from all positions with the Company. Brad A. Imhoff and Ashley Ellis, an entity of which Brad A. Imhoff is the sole member and Chief Executive Officer, were parties to the transaction. As consideration for the assets, the Company paid Ashley Ellis $200,000 on the date of closing and paid Ashley Ellis an additional $200,000 within six months of closing. The Company also issued to Ashley Ellis 1,250,000 restricted shares of the Company’s common stock. As the sole member of Ashley Ellis, Brad A. Imhoff has an interest in the entire consideration paid by the Company to Ashley Ellis for the assets.

In connection with the transactions contemplated by the Ashley Purchase Agreement, on August 31, 2011, the Company and Ashley Ellis entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which Ashley Ellis was granted certain piggyback registration rights with respect to the shares to be issued to Ashley Ellis under the Ashley Purchase Agreement. The Registration Rights Agreement contains certain indemnification provisions for the benefit of the Company and Ashley Ellis and other customary provisions.

In conjunction with the acquisition of DMCC and RFFG of Cleveland in December 2011, BMP, an Ohio corporation and a wholly-owned subsidiary of the Company, entered into a management service agreement (the “Management Agreement”) with RFFG effective November 1, 2010.   Thomas J. Bean, a 10% shareholder of the Company at the time (prior to consideration of common shares issued in this transaction), was the manager of RFFG.

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

In consideration of the services provided under the Management Agreement, RFFG agreed to pay BMP monthly fees that approximate 6% of its gross revenues on an annual basis.  For the year ended September 30, 2011, the Company recorded approximately $838,000 of revenue related to this agreement.  As of September 30, 2011, BMP has $225,000 of management fee receivable.

Due to an unresolved issue with the Ohio Bureau of Workers Compensation, RFFG ceased operations as of July 15, 2011 and, as a result, the Management Agreement was effectively terminated.  As a result, the Company recorded a loss on impairment of intangible assets of $1,126,000 (as discussed further in Note 9), offset by income of $1,276,000 for the reduction of an associated earn-out liability.   There was approximately $140,000 unpaid related to this Management Agreement, which was offset against amounts owed related to certain earn-out payments provided under the original Asset Purchase Agreement.

In November 2009, the Company discovered that it did not receive the proceeds from a bank for a $2,300,000 certificate of deposit that was scheduled to mature in October 2009. Although the Company made a formal inquiry of the bank, it did not receive an adequate explanation for the bank’s non-performance related to the deposit. In December 2009, the Company entered into an agreement to assign its interests in the certificate of deposit, without recourse and the Company was reimbursed for the face value of the deposit.  At that time, management believed the certificate of deposit was purchased by an unrelated third party that had other business interests with the bank.  New information was brought to management’s attention in October 2012 and it now believes Thomas J. Bean was involved and that others, who may or may not have been related to the Company may also have been involved in the transaction.

Director Independence

The Board of Directors has determined that each director, other than Mr. Schroering, is an independent director under the listing standards of the NYSE MKT. In addition, the Board of Directors has determined that each current member of the Nominating Committee, Compensation Committee and Audit Committee meets the additional independence criteria required for such membership under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

Item 14, Principal Accountant Fees and Services.

The Audit Committee is governed by a charter. The Audit Committee held four meetings during fiscal year 2012. The Audit Committee is comprised solely of independent directors as defined by the NYSE Amex Stock Exchange listing standards and Rule 10A-3 of the Securities Exchange Act of 1934.

Audit Committee of the Board of Directors
Dennis W. Baker, Committee Chair
Thomas C. Williams
Edward Hunter

INDEPENDENT PUBLIC ACCOUNTANTS

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2012 and 2011. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

PRINCIPAL ACCOUNTANT FEES

The following table presents fees billed or expected to be billed by BDO USA, LLP and Friedman, LLP for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended September 30, 2012 and 2011, and fees billed by BDO USA, LLP during those years for other professional services:

	Fiscal	Fiscal
	2012(1)(2)	2011

Audit fees	$350,000	$122,000
Audit-related fees	18,000	4,000
Tax fees	—	—
All other fees	—	52,000

“Audit fees” relate to services for the audit of the Company’s consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements included in the Company’s quarterly reports filed with the SEC.

“Audit-related fees” relate to services that are reasonably related to the audit of the Company’s consolidated financial statements and are not included in “audit fees.” These services include audits of the Company’s 401(k) retirement plan, the acquisition of certain assets of On-Site Services, Inc. and consultations on certain accounting matters.

“All other fees” relate to services rendered in connection with the subpoena issued to the Company by the SEC on February 14, 2011.

(1)	Friedman, LLP performed an audit of the Company’s financial statements for the years ended, September 30, 2012 and September 30, 2011
(2)
BDO USA, LLP charged the Company $50,000 for services for the year ended September 30, 2012, however did not complete the audit due to a dispute related to the audit fees required to complete the audit.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, and to not engage them to perform the specific non-audit services proscribed by law or regulation. At the beginning of each fiscal year, the Audit Committee meets with the independent registered public accounting firm and approves the fees and services to be performed for the ensuing year. On a quarterly basis, the Audit Committee reviews the fees billed for all services provided for the year to date, and it pre-approves additional services if necessary. The Audit Committee’s pre-approval policies allow management to engage the independent registered public accounting firm for consultations on tax or accounting matters up to an aggregate of $10,000 annually. All fees listed in the table above were approved in accordance with the Audit Committee’s policies.

PART IV

Item 15, Exhibits and Financial Statement Schedules.

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

10.20*
Amendment No. 4 dated as of February 5, 2010 to Statement of Acquisition of Beneficial Ownership by Herbert F. Imhoff, Jr. Incorporated by reference to Form SC 13D dated February 5, 2010, Commission File No. 5-40677.

10.21
Account Purchase Agreement dated as December 14, 2010 by and between Wells Fargo Bank, National Association and Triad Personnel Services, Inc., the Company, BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc. d/b/a Triad Temporaries (the “Account Purchase Agreement”).  Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, Commission File No. 001-05707.

10.22	First Amendment to Account Purchase Agreement dated May 2, 2011. Filed herewith.

10.23
Second Amendment to Account Purchase Agreement dated as February 15, 2012.  Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 30, 2012, Commission File No. 001-05707.

10.24	Third Amendment to Account Purchase Agreement dated September 25, 2012. Filed herewith.

10.25	Fourth Amendment to Account Purchase Agreement dated December 14, 2012. Filed herewith.

10.26	Fifth Amendment to Account Purchase Agreement dated as January 14, 2013. Filed herewith.

10.27
Asset Purchase Agreement, dated as of August 31, 2011, by and among General Employment Enterprises, Inc., Ashley Ellis LLC and Brad A. Imhoff.  Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.28
Registration Rights Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Ashley Ellis LLC.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.29
Employment Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Katy M. Imhoff.  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.30
Change of Control Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Katy M. Imhoff.  Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.31
Employment Agreement, dated as of September 1, 2011, by and between General Employment Enterprises, Inc. and Salvatore J. Zizza.  Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.32
Change of Control Agreement, dated as of September 1, 2011, by and between General Employment Enterprises, Inc. and Salvatore J. Zizza.  Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.33
Employment Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Brad A. Imhoff.  Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.34
Change of Control Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Brad A. Imhoff.  Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.35
Registration Rights Agreement, effective as of December 30, 2010, by and among General Employment Enterprises, Inc., Triad Personnel Services, Inc., DMCC Staffing, LLC and RFFG of Cleveland, LLC.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2011, Commission File No. 001-05707.

10.36	General Employment Enterprises, Inc. 2011 Incentive Plan. Incorporated by reference as Appendix B to the Company’s Proxy Statement dated January 23, 2012, Commission File No. 1-05707.*

10.37	Sixth Amendment to Account Purchase Agreement dated as March 27, 2013. Filed herewith.

14.01
General Employment Enterprises, Inc. Code of Ethics for Directors, Officers and Employees, adopted as of August 16, 2004. Incorporated by reference to Exhibit 14.01 to the Company’s Form 8-K Current Report dated August 16, 2004, Commission File No. 1-05707.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instant document, filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
 (Registrant)

Date: 3/29/2013	By: /s/ Michael Schroering
Michael Schroering
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 3/29/2013	By: /s/ Michael Schroering
Michael Schroering
Chief Executive Officer
(Principal executive officer)

Date: 3/29/2013	By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal financial and accounting officer)

Date: 3/29/2013	By: /s/ Dennis W. Baker
Dennis W. Baker, Director

Date: 3/29/2013	By: /s/ Edward Hunter
Edward Hunter, Director

Date: 3/29/2013	By: /s/ Thomas C. Williams
Thomas C. Williams, Director