Form 10-Q
period 2012-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2013-04-16
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of April 12, 2013 was 21,699,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended December 31, 2012
INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this Form 10-Q Quarterly Report which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “believe”, “will” and “expect.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company’s actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2012, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Index

PART I – FINANCIAL INFORMATION
Item 1.       Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)
	December 31,	September 30,
	2012	2012

ASSETS

CURRENT ASSETS:
Cash	$247	$364
Accounts receivable, less allowances (December - $220; September - $259)	7,611	6,761
Other	216	246
Total current assets	8,074	7,371

Property and equipment, net	563	518
Goodwill	1,106	1,106
Intangible assets, net	2,125	2,204

TOTAL ASSETS	$11,868	$11,199

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt	$3,095	$2,404
Accounts payable	121	173
Accrued compensation	2,952	3,068
Other current liabilities	1,216	1,196
Total current liabilities	7,384	6,841

Long-term liabilities	191	253

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock; authorized - 100 shares; no par value; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding - 21,699 shares at December 31, 2012 and September 30, 2012	10,455	10,453
Accumulated deficit	(6,162)	(6,348)
Total Shareholders' Equity	4,293	4,105

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,868	$11,199

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended December 31,

	2012	2011

NET REVENUES:
Contract staffing services	$12,487	$10,907
Direct hire placement services	2,156	1,873
NET REVENUES	14,643	12,780

Cost of contract services	10,437	9,322
Selling, general and administrative expenses	3,871	3,283
Amortization of intangible assets	79	100

INCOME FROM OPERATIONS	256	75

Interest expense	(70)	(52)

NET INCOME	$186	$23

NET INCOME PER SHARE - BASIC	$0.01	$0.00
NET INCOME PER SHARE - DILUTED	$0.01	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	21,699	21,699
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	22,107	21,928

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(In Thousands)

				Total
	Common Stock		Accumulated	Shareholders'
	Shares	Amount	Deficit	Equity

Balance, September 30, 2011	21,699	$10,031	$(5,337)	$4,694

Stock compensation expense	-	422	-	422

Net loss	-	-	(1,011)	(1,011)

Balance, September 30, 2012	21,699	$10,453	$(6,348)	$4,105

Stock compensation expense	-	2	-	2

Net income	-	-	186	186

Balance, December 31, 2012	21,699	$10,455	$(6,162)	$4,293

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Three Months Ended December 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$186	$23
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	121	134
Stock compensation expense	2	6
Provision for doubtful accounts	32	-
Changes in assets and liabilities -
Accounts receivable	(882)	(860)
Accounts payable	(52)	(85)
Accrued compensation	(116)	141
Other current items, net	50	(40)
Long-term liabilities	(62)	-
Net cash used by operating activities	(721)	(681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(87)	(10)
Net cash used in investing activities	(87)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	691	422
Net cash provided by financing activities	691	422

Net decrease in cash	(117)	(269)

Cash at beginning of period	364	314

Cash at end of period	$247	$45

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$60	$37
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

General Employment Enterprises, Inc. (the “Company,” “we,” “our” or “us”) provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s agricultural staffing services provide agricultural workers for farms and groves. The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania.

The Company has experienced significant losses in the past.  Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of stock, to improve the overall profitability and cash flows of the Company. The Company entered into an account purchase agreement with Wells Fargo Business Credit to provide working capital financing. The account purchase agreement allows Wells Fargo to advance the Company funds on accounts receivable at its sole discretion. In the event Wells Fargo elects not to advance us funds on our accounts receivable balance or the performance of the acquired entities does not meet our expectations, the Company could experience liquidity constraints.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of General Employment Enterprises, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

Principles of Consolidation
The condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

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

Index

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

Due to the sale of shares of common stock to LEED HR during fiscal 2012 and the resulting change in control, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

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

Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 2012 and September 30, 2012, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable
The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $220,000 and $259,000 is considered necessary as of December 31, 2012 and September 30, 2012, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three month periods ended December 31, 2012 and December 31, 2011.

Index

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in the acquisition of On-Site Services, Inc. (“On-site”), DMCC Staffing, LLC (“DMCC”) and RFFG of Cleveland, LLC (“RFFG of Cleveland”) and the Ashley Ellis, LLC (“Ashley Ellis”). The Company assesses goodwill for impairment at least annually. The Company early adopted, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short term nature. The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs.

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

Index

Segment Data
The Company has three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

3. Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairments (“ASU 2012-02”, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairments. FASB issued ASU 2012-12 in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of quantitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not (i.e. a likelihood of more than 50 percent) not impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU 2012-02 does not amend the requirement to test these assets for impairment between annual tests if there is a change in the events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 201-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful Lives	December 31	,	September 30	,
(In thousands)		2012		2012

Computer software	5 years	$1,447		$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,395		2,311

Total property and equipment, at cost		3,842		3,758
Accumulated depreciation and amortization		(3,279)		(3,240)

Property and equipment, net		$563		$518

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three month period ended December 31, 2012 and 2011 was approximately $42,000 and $34,000, respectively.

Index

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

Intangible Assets

As of December 31, 2012
( In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Customer Relationships	$2,690	$578	$-	$2,112
Trade Name	17	4	-	13

	$2,707	$582	$-	$2,125

As of September 30, 2012
(In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Non-Compete	$89	$48	$41	$-
Customer Relationships	2,913	662	60	2,191
Management Agreement	1,396	270	1,126	-
Trade Name	17	4	-	13

	$4,415	$984	$1,227	$2,204

Amortization expense was approximately $79,000 for the three months ended December 31, 2012 and was approximately $100,000 for the three months ended December 31, 2011.

Finite life intangible assets are comprised of non-compete agreements, management agreements, trade names and customer relationships. The non-compete agreements and trade names are amortized on a straight – line basis over the estimated useful lives of 5 years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to 10 years. The management agreement intangible was being amortized over the five year term of the agreement. Over the next five years, annual amortization expense for these finite life intangible assets will be $393,000 in 2013, $376,000 in 2014, $359,000 in 2015, $340,000 in 2016 and $322,000 in 2017 and $335,000 thereafter.

Index

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

During the three month periods ended December 31, 2012 and 2011, the Company did not record any impairment of intangible assets.

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

6. Short-term Debt

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”) which has been subsequently amended. The AR Credit Facility as amended, provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of 0.5%) plus 5.25% (effective rate was 5.75% as of December 31, 2012 and September 30, 2012). Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility on demand. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased and carries the receivables and any outstanding borrowings on its consolidated balance sheet.

On January 14, 2013, the Company and Wells Fargo Bank, National Association entered into a Fifth Amendment (the “Fifth Amendment”) to its AR Credit Facility. The Fifth Amendment extended the term of the AR Credit Facility to December 14, 2013. Notwithstanding the foregoing extension, Wells Fargo may issue a written notice to the Company shortening the term of the AR Credit Facility to a date 60 days following such notice in the event that (i) the Company is not dismissed without prejudice from a recently brought lawsuit entitled Derby Capital LLC and Derby Capital JOB LLC, as plaintiffs, vs. Trinity HR Services, LLC, et al., as defendants, a lawsuit seeking to establish relative ownership among stockholders which the Company believes it should not be a party to, (ii) the Company fails to furnish Wells Fargo its audited financial statements for its fiscal year ended September 30, 2012 by March 15, 2013 or if the results in such audited financial statements are not satisfactory to Wells Fargo in its sole discretion, (iii) background checks of newly appointed officers of the Company are unsatisfactory to Wells Fargo in its sole discretion, or (iv) significant changes have occurred to the composition of the Company’s Board of Directors as determined by Wells Fargo in its sole discretion. In March 2013, the Company and Wells Fargo entered into a Sixth Amendment to the AR Creidt Facility that extended the required delivery date on certain of the foregoing requirements, such as the audited financial statements, until April 30, 2013. To date, the Company has not received notice from Wells Fargo of any intent to shorten the term of the AR Credit Facility.

Index

As of December 31, 2012, the borrowing base availability under this agreement was approximately $100,000 and the outstanding borrowings, which are classified as short-term debt on the condensed consolidated balance sheet, were approximately $3,095,000. Total interest expense related to the line of credit for the three months ending December 31, 2012 and December 31, 2011 approximated $45,000 and $44,000, respectively.

The AR Credit Facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants.

7. Long-Term Liabilities

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration. During fiscal 2009, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded additional common stock in the amount of $280,000 based on a quoted market price of $0.56 per share on the date of the award. On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of December 31, 2012, the liability for future payments was reflected on the condensed consolidated balance sheet as accrued compensation of $180,000 and long-term liability of $79,000.

8. Contingencies and Commitments

In March 2012, the Company became aware of a lien on its business by the Ohio Bureau of Workers Compensation for $229,000, which has been fully accrued for. The Company believes this claim represents unpaid workers compensation premium for a period prior to the acquisition of certain assets of RFFG of Cleveland in November 2010. The Company is currently defending its position in this matter. As of the date of this report, there were no other material legal proceedings pending against the Company.

Effective November 1, 2010, the Company, through its wholly-owned subsidiary, Triad Personnel Services, Inc. (Triad), entered into an asset purchase agreement (the “Asset Purchase Agreement”), dated as of October 29, 2010, with DMCC, RFFG of Cleveland, and Thomas J. Bean, for the purchase of certain assets of DMCC and RFFG of Cleveland, primarily customer lists, comprising DMCC’s and RFFG of Cleveland’s services business.

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

Commencing in 2011, under the Asset Purchase Agreement, if the aggregate EBITDA of the businesses acquired, plus any management fees paid to the Company under the Management Agreement meets certain targets (each, an “EBITDA Target”) over a four-year period ending December 31, 2014 (the “Earnout Period”), the Company will be required to make earn-out payments to DMCC and RFFG of Cleveland, each payable in three equal installments. In the event that an EBITDA Target for a certain period is not met, the earn-out payment in respect to such period will be reduced proportionately. The EBITDA Targets are $300,000, $600,000, $900,000 and $1,200,000 for each of the three-, six-, nine- and twelve-month periods, respectively, in the fiscal year ending December 31, 2011 and earn-out payments will consist of quarterly payments of $150,000, payable in three equal monthly installments, if the relevant EBITDA Targets are met. Starting in the fiscal year ending December 31, 2012, the EBITDA Targets will be adjusted annually to reflect the EBITDA for the twelve-month period ending on December 31st of the most recently completed fiscal year (each, an “Annual EBITDA Target”) and earn-out payments for the year will be adjusted to equal 50% of the relevant Annual EBITDA Target divided by four. At the end of each fiscal year during the Earnout Period, if the aggregate EBITDA for the 12-month period then ended is greater than the Annual EBITDA Target for such year, then the Company will pay to DMCC and RFFG of Cleveland the amount of such excess, 50% in cash and 50% in shares of common stock. Through December 31, 2012, approximately $382,000 has been earned related to the purchase agreement earn-out, net of off-sets, and the Company has made one $50,000 cash payment against this liability.  Subsequent to December 31, 2012, the Company has paid an additional $110,000 cash payment against this liability.

The Company is currently in discussions with RFFG to amend the Asset Purchase Agreement as it relates to the earn-out since the value of the Management Agreement was a significant value of the original agreement and was terminated in July 2011.

The accounting guidance requires that contingent consideration be added to the purchase price and the resultant liability be recorded at fair value. Given the terms of the earn-out provisions of the Asset Purchase Agreement, the Company believes that the earn-out will be paid and accordingly, has included the fair value of the projected total earn-out payments in the total consideration paid for the acquisition. Any subsequent changes in the estimated fair value of this contingent consideration will be recorded in the Company’s statement of operations. At December 31, 2012 the expected earn-out liability is approximately $870,000 based on the original present value accounting for the transaction.

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

Index

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

Rent expense was $277,000 and $221,000 for the three month periods ended December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $2,200,000, as follows: fiscal 2013 - $922,000, fiscal 2014 - $733,000, fiscal 2015 - $424,000, fiscal 2016 - $99,000 and thereafter - 22,000.

9. Segment Data

As a result of the acquisition of certain of the assets of DMCC and RFFG of Cleveland the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation.

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

	Three Months Ended
	December 31,
(In Thousands)	2012	2011

Direct Hire Placement Services
Revenue – net	$2,156	$1,873
Placement services gross margin	100%	100%
Operating loss	(273)	(203)
Depreciation & amortization	56	64
Accounts receivable – net	1,137	1,043
Intangible assets – net	435	555
Goodwill	24	24
Total assets	2,869	4,697

Management Services
Revenue – net	$0	$0
Operating income	0	0
Fee receivable	0	137
Intangible assets –net	0	0
Total assets	0	137

Contract Staffing Services
Agricultural services revenue – net	$1,626	$2,565
Industrial services revenue – net	8,376	6,284
Professional services revenue – net	2,485	2,058
Agricultural services gross margin	4.50%	5.70%
Industrial services gross margin	13.20%	12.50%
Professional services gross margin	34.90%	31.50%
Operating income	529	278
Depreciation and amortization	65	72
Accounts receivable net – agricultural services	654	1,411
Accounts receivable net – industrial services	4,745	3,751
Accounts receivable net – professional services	1,075	1,122
Intangible assets – net	1,690	2,044
Goodwill	1,082	1,256
Total assets	8,999	7,099

Consolidated
Revenue –net	$14,643	$12,780
Operating income	256	75
Depreciation and amortization	121	134
Total accounts receivable – net	7,611	7,464
Intangible assets – net	2,125	2,599
Goodwill	1,106	1,280
Total assets	$11,868	$11,933

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General Employment Enterprises, Inc. (the “Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in the agricultural industry, and (c) temporary staffing services in light industrial staffing.

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

Results of Operations – Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Results of Operations

Net revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended December 31,
(In thousands)	2012	2011	$ change	% change
Placement Services	$2,156	$1,873	$283	15%
Professional Contract Services	2,485	2,058	427	21
Agricultural Contract Services	1,626	2,565	(939)	(37)
Industrial Contract Services	8,376	6,284	2,092	33
Consolidated Net Revenues	$14,643	$12,780	$1,863	15%

Consolidated net revenues increased approximately $1,863,000 or 15% compared with the same period last year. The increase in revenue was due to a significant increase in revenue from contract services and direct placement, which was partially offset by the loss of a major customer in the agriculture division.  The increase in the Contract services was attributable to the Hurricane Sandy clean up efforts, the opening of a new office and new customers.

Index

Cost of contract services

The cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  Cost of contract services for the three month period ended December 31, 2012 increased by approximately 12% to approximately $10,437,000 compared with the prior period of approximately $9,322,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended December 31, 2012 decreased approximately 1.6% to 71.3% compared with the prior period of approximately 72.9%. The overall increase in cost of contract services was directly related to the increase in revenue. The decrease of approximately 1.6% of cost of contract services as a percentage of contract services revenue was related to the increase in the Professional Contract and the decrease in the agricultural business, the amount was slightly off-set by an increase of Industrial Contract services to one customer that has a lower than average margin.

See chart below for summary of Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	December 31, 2012	December 31, 2011
Direct hire placement services	100%	100%
Agricultural contract services	4.5%	5.7%
Industrial contract services	13.2%	12.5%
Professional contract services	34.9%	31.5%
Combined Gross Profit Margin % (1)	28.7%	27.1%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the three months ended December 31, 2012 increased $588,000 or 18% compared to the same period last. The increase in selling, general and administrative expense was primarily related to the increase in business; however there were also significant increases in professional service expenses.  Management does expect these higher than normal expenses to continue through the end of the second quarter, however going forward selling, general and administrative expenses are not expected to continue to grow at a higher pace than revenue and should decrease significantly once the Company is able to capitalize on the consolidation of the acquisitions.

Amortization of intangible assets

For the three month period ended December 31, 2012, there was a decrease in the amortization of intangible assets of approximately $21,000, which was primarily due to the impairment of long term intangible assets in prior periods.

During the year ended September 30, 2012, the Company wrote off the intangible assets and goodwill of approximately $274,000 related to the Agricultural division due to the loss of a large customer in 2012.

Interest expense

Interest expense for the three months ended December 31, 2012 increased $18,000, or 35% compared with the same period last year primarily as a result of higher borrowings. Borrowings have increased as we continue to grow the business.

Index

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the three months ended December 31, 2012	For the three months ended December 31, 2011
Cash flows used in operating activities	$(721)	$(681)
Cash flows used in investing activities	$(87)	$(10)
Cash flows provided by financing activities	$691	$422

As of December 31, 2012, the Company had cash of approximately $247,000, which was a decrease of approximately $117,000 from approximately $364,000 at September 30, 2012. Net working capital at December 31, 2012 was approximately $690,000, which was an increase of approximately $160,000 from September 30, 2012. Shareholders’ equity as of December 31, 2012 was approximately $4,293,000 which represented approximately 36% of total assets.
Net cash used in operating activities for the three months ended December 31, 2012 and the three months ended December 31, 2011 was ($721,000) and ($681,000), respectively. The fluctuation is due to timing of our accounts receivable collections and payments of accounts payable and payroll accruals.

Net cash used in investing activities for the three months ended December 31, 2012 and December 31, 2011 was ($87,000) and ($10,000) respectively. The increase was to acquire additional equipment.

Net cash flow provided by financing activities for the three months ended December 31, 2012 was $691,000 compared to $422,000 in the three months ended December 31, 2011. Fluctuations in financing activities are attributable to the level of borrowings.

All of the Company’s office facilities are leased. As of December 31, 2012, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $2,200,000.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012. There have been no significant changes from the amounts presented in the Form 10-K.

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

In consideration of the services provided under the management agreement, RFFG was to pay the Company approximately 6% of its gross revenues. Gross revenues of RFFG were expected to approximate $18,000,000 on an annual basis, resulting in an expected management fee of approximately $1,000,000 per year. The Company added employees to provide the services required under the management agreement. In consideration for the assets acquired and the rights under the management agreement, the Company paid $2,400,000 through the issuance of its common stock. In addition, the purchase agreement requires the Company to make additional payments of up to a total of $2,400,000 over the next four years if certain performance targets are achieved. Under the terms of the purchase agreement, the maximum amount payable under the earn-out agreement for fiscal 2011 is $450,000. The Management Agreement was terminated when RFFG’s operations were closed and as of December 31, 2012, there are no services being provided. In addition, since the Company was providing certain management services, RFFG and the transactions between the RFFG and the Company were considered to be related party in nature because Thomas Bean, a manager, was a 10% stockholder of the Company at the time. The Company is currently in discussions with RFFG to amend the original purchase agreement as it relates to the earn-out since the value of the management agreement was of significant value with respect to the original purchase. The Company has made no payments during the quarter ended December 31, 2012 related to the earn-out liability and has a current liability of approximately $870,000, net of applicable off-sets at December 31, 2012.  Subsequent to December 31, 2012, the Company paid approximately $110,000 of this liability.

Index

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, Herbert F. Imhoff, Jr., the Company’s then Chairman and Chief Executive Officer retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to Mr. Imhoff, Jr. for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000. As of December 31, 2012, $235,000 remains payable under this agreement and is included in accrued compensation and long-term obligations on the Company’s balance sheet. On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company, however he will continue to receive his monthly payments related to the accrued compensation of $235,000.

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility has been subsequently amended and provides for borrowings on a revolving basis of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of .5%) plus 5.25% for a total interest rate of 5.75% at December 31, 2012. Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet. The outstanding borrowings at December 31, 2012 was approximately $3,095,000 and the remaining borrowing availability was approximately $100,000.

On January 14, 2013, the Company and Wells Fargo Bank, National Association entered into a Fifth Amendment (the “Fifth Amendment”) to its AR Credit Facility. The Fifth Amendment extended the term of the AR Credit Facility to December 14, 2013. Notwithstanding the foregoing extension, Wells Fargo may issue a written notice to the Company shortening the term of the of the AR Credit Facility to a date 60 days following such notice in the event that (i) the Company is not dismissed without prejudice from a recently brought lawsuit entitled Derby Capital LLC and Derby Capital JOB LLC, as plaintiffs, vs. Trinity HR Services, LLC, et al., as defendants, a lawsuit seeking to establish relative ownership among stockholders which the Company believes it should not be a party to, (ii) the Company fails to furnish Wells Fargo its audited financial statements for its fiscal year ended September 30, 2012 by March 15, 2013 or if the results in such audited financial statements are not satisfactory to Wells Fargo in its sole discretion, (iii) background checks of newly appointed officers of the Company are unsatisfactory to Wells Fargo in its sole discretion, or (iv) significant changes have occurred to the composition of the Company’s Board of Directors determined by Wells Fargo in its sole discretion. In March 2013, the Company and Wells Fargo entered into a Sixth Amendment to the AR Credit Facility that extended the required delivery date on certain of the foregoing requirements, such as the audited financial statements, until April 30, 2013. To date, the Company has not received notice from Wells Fargo of any intent to shorten the term of the AR Credit Facility.

The AR Credit Facility with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants.

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

Due to the sale of shares of common stock to LEED HR during fiscal 2012 and the resulting change in control, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

Management believes with current cash flow from operations and the availability under the AR Credit Facility, the Company will have sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2012, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2012, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s first quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2012, the Company became aware of a lien on the business by the Ohio Bureau of Workers Compensation for $229,000, which has been fully accrued. The Company believes this claim represents unpaid workers compensation premium for a period prior to the acquisition of certain assets of RFFG of Cleveland in November 2010. The Company is currently defending its position in this matter.

As of April 12, 2013, there were no other material legal proceedings pending against the Company.

Item 1A.	Risk Factors

Not required.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: April 15, 2013	By: /s/ Michael Schroering
Michael Schroering
Chief Executive Officer
(Principal executive officer)

By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal financial and accounting officer)