Form 10-Q
period 2013-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2013-05-15
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 12, 2013 was 21,699,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended March 31, 2013
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

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)
	March 31,	September 30,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$364
Accounts receivable, less allowances (March - $242; September - $259)	6,969	6,761
Other	540	246
Total current assets	7,546	7,371
Property and equipment, net	515	518
Goodwill	1,106	1,106
Intangible assets, net	2,044	2,204
TOTAL ASSETS	$11,211	$11,199
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,592	$2,404
Accounts payable	213	173
Accrued compensation	3,411	3,068
Other current liabilities	1,308	1,196
Total current liabilities	7,524	6,841
Long-term liabilities	213	253
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 100 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding - 21,699shares at March 31, 2013 and September 30, 2012	10,463	10,453
Accumulated deficit	(6,989)	(6,348)
Total shareholders' equity	3,474	4,105
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,211	$11,199

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

NET REVENUES:
Contract staffing services	$11,493	$11,064	$23,980	$21,971
Direct hire placement services	2,058	1,638	4,214	3,511
NET REVENUES	13,551	12,702	28,194	25,482
Cost of contract services	9,952	9,438	20,389	18,760
Selling, general and administrative expenses	4,291	3,624	8,161	6,907
Amortization of intangible assets	80	100	160	200
LOSS FROM OPERATIONS	(772)	(460)	(516)	(385)
Interest expense	46	55	117	107
LOSS BEFORE PROVISION FOR INCOME TAX	(818)	(515)	(633)	(492)
Provision for income tax	(8)	-	(8)	-
NET LOSS	$(826)	$(515)	$(641)	$(492)
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.03)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	21,699	21,699	21,699	21,699

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

				Total
	Common Stock		Accumulated	Shareholders'
	Shares	Amount	Deficit	Equity

Balance, September 30, 2011	21,699	$10,031	$(5,337)	$4,694

Stock compensation expense	-	422	-	422

Net loss	-	-	(1,011)	(1,011)

Balance, September 30, 2012	21,699	$10,453	$(6,348)	$4,105

Stock compensation expense	-	10	-	10

Net loss	-	-	(641)	(641)

Balance, March 31, 2013	21,699	$10,463	$(6,989)	$3,474

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Six Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(641)	$(492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243	275
Stock compensation expense	10	46
Provision for doubtful accounts	62	-
Changes in assets and liabilities -
Accounts receivable	(270)	120
Accounts payable	40	(190)
Accrued compensation	343	299
Other current items, net	(82)	(232)
Long-term liabilities	(40)	-
Net cash used by operating activities	(335)	(174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(80)	(206)
Partial payment of earn-out	(100)	-
Acquisition of Ashley Ellis	-	(200)
Net cash used in investing activities	(180)	(406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	188	361
Net cash provided by financing activities	188	361

Net decrease in cash	(327)	(219)

Cash at beginning of period	364	314

Cash at end of period	$37	$95

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$107	$96
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of General Employment Enterprises, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

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

Index

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

Due to the private sale of shares of common stock to LEED HR during fiscal 2012 and the resulting change in control, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

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

Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At March 31, 2013 and September 30, 2012, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable
The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $242,000 and $259,000 is considered necessary as of March 31, 2013 and September 30, 2012, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Index

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six month periods ended March 31, 2013 and March 31, 2012.

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

Index

Stock-Based Compensation
Compensation expense is recorded for the fair value of stock options issued to directors and employees. The expense is measured as the estimated fair value of the stock options on the date of grant and is recorded over the vesting periods.

Segment Data
The Company has three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.  We did not provide management services during the period and management does not currently intend to provide management services in the future.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful Lives	March 31,	September 30,
(In thousands)		2013	2012
Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,298	2,311

Total property and equipment, at cost		3,745	3,758
Accumulated depreciation and amortization		(3,230)	(3,240)
Property and equipment, net		$515	$518

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and six month period ended March 31, 2013 and 2012 was approximately $41,000 and $83,000 and $34,000 and $75,000, respectively.

Index

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur.   The Company performs a qualitative impairment assessment before proceeding to the two-step impairment test. If the Company determines, on the basis of quantitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not (i.e. a likelihood of more than 50 percent) not impaired, the entity would not need to calculate the fair value of the asset.   Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.  There was no impairment recorded during the three and six month periods ended March 31, 2013 and 2012.

Intangible Assets

As of March 31, 2013
( In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer Relationships	$2,690	$658	$-	$2,032
Trade Name	17	5	-	12
	$2,707	$663	$-	$2,044

As of September 30, 2012
(In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Non-Compete	$89	$48	$41	$-
Customer Relationships	2,913	662	60	2,191
Management Agreement	1,396	270	1,126	-
Trade Name	17	4	-	13
	$4,415	$984	$1,227	$2,204

Amortization expense was approximately $81,000 and $160,000 for the three and six months ended March 31, 2013, respectively and was approximately $100,000 and $200,000 for the three and six months ended March 31, 2012, respectively.

The non-compete agreements and trade names are amortized on a straight – line basis over the estimated useful lives of five years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to 10 years. The management agreement intangible was being amortized over the five year term of the agreement. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $393,000 in 2013, $376,000 in 2014, $359,000 in 2015, $340,000 in 2016 and $322,000 in 2017 and $254,000 thereafter.

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

During the three and six month periods ended March 31, 2013 and 2012, the Company did not record any impairment of intangible assets.

During the year ended, September 30, 2012, the Company recorded an impairment charge of approximately $101,000 for the remaining unamortized amount of the non-compete and a certain amount of the customer relationship intangible asset related to the agricultural operation. In addition, the Company recorded an impairment charge of approximately $173,000 related to the goodwill of the agriculture operation. The impairment charge represented the difference between the fair value and the carrying value of the intangible assets. The agricultural operation has limited margins and lost a large customer and management determined that the present value of the future cash flows associated with the operation did not support the recorded value.

6. Short-term Debt

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”) which has been subsequently amended. The AR Credit Facility as amended, provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of 0.5%) plus 5.25% (effective rate was 5.75% as of March 31, 2013 and September 30, 2012). Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility on demand. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased and carries the receivables and any outstanding borrowings on its consolidated balance sheet.

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

As of March 31, 2013, the availability under this agreement was approximately $500,000 and the outstanding borrowings, which are classified as short-term debt on the condensed consolidated balance sheet, were approximately $2,592,000. Total interest expense related to the line of credit for the three months ended March 31, 2013 and 2012 approximated $44,000 and $50,000 respectively, and approximated $85,000 and $88,000 for the six months ended March 31, 2013 and 2012, respectively.

Index

The AR Credit Facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants.

7. Long-Term Liabilities

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration. During fiscal 2009, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded additional common stock in the amount of $280,000 based on a quoted market price of $0.56 per share on the date of the award. On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of March 31, 2013, the liability for future payments was reflected on the condensed consolidated balance sheet as accrued compensation of $180,000 and long-term liability of $34,000.

8. Contingencies and Commitments

On April 22, 2013 the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), General Employment Enterprises, Inc., an Illinois corporation (“Parent”), and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of Parent (“Buyer”).

The Company has agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of Parent common stock, which at the time was valued at approximately $320,000 for full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company has accrued approximately $870,000 in short term liabilities.

As with any asset purchase of a business the purchaser may be held accountable for the seller’s debts and liabilities where; (i) there is an express or implied agreement of assumption; (ii) the transaction amounts to a de facto consolidation or merger of the buyer or seller corporation; (iii) the purchaser is merely a continuation of the seller; or (iv) the transaction is for the fraudulent purpose of escaping liability for the seller’s obligations. There are always several factors in the determination of any successor corporation legal liabilities related to the predecessor company. Other than the Ohio Bureau of Workers Compensation, the Company has not been noticed of any additional claims, however additional claims could be material to the business.

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

Rent expense was approximately $278,000 and $555,000 and $224,000 and $445,000 for the three and six month periods ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $2,322,000, as follows: fiscal 2013 - $527,000, fiscal 2014 - $763,000, fiscal 2015 - $521,000, fiscal 2016 - $236,000 and thereafter - $275,000.

Index

9. Segment Data

As a result of the acquisition of certain of the assets of DMCC and RFFG of Cleveland the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation.

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, and accounting, (c) temporary staffing in the agricultural industry, and (d) temporary light industrial staffing.  Intersegment net service revenues are not significant. Revenues generated from the temporary professional services staffing, temporary staffing in the agricultural industry and light industrial staffing are classified as contract staffing services revenues in the statements of operations. Selling, general and administrative expenses are not separately allocated among agricultural, professional services or industrial staffing services within the contract staffing services sector for internal reporting purposes.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2013	2012	2013	2012

Direct Hire Placement Services
Revenue – net	$2,058	$1,638	$4,214	$3,511
Placement services gross margin	100%	100%	100%	100%
Operating loss	(742)	(601)	(1,015)	(803)
Depreciation & amortization	56	61	112	125
Accounts receivable – net	1,103	795	1,103	795
Intangible assets – net	406	525	406	525
Goodwill	24	24	24	24
Total assets	2,499	3,817	2,499	3,817

Contract Staffing Services
Agricultural services revenue – net	$2,130	$1,787	$3,756	$4,352
Industrial services revenue – net	7,056	7,254	15,432	13,538
Professional services revenue – net	2,307	2,023	4,792	4,081
Agricultural services gross margin	3.4%	3.1%	3.6%	4.6%
Industrial services gross margin	11.4%	13.2%	11.9%	12.9%
Professional services gross margin	31.9%	30.4%	33.7%	31.1%
Operating (loss) income	$(30)	$141	$499	$418
Depreciation and amortization	66	80	131	150
Accounts receivable net – agricultural services	549	525	549	525
Accounts receivable net – industrial services	4,316	4,073	4,316	4,073
Accounts receivable net – professional services	1,001	954	1,001	954
Intangible assets – net	1,638	1,974	1,638	1,974
Goodwill	1,082	1,256	1,082	1,256
Total assets	8,712	7,206	8,712	7,206

Consolidated
Revenue –net	$13,551	$12,702	$28,194	$25,482
Operating loss	(772)	(460)	(516)	(385)
Depreciation and amortization	122	141	243	275
Total accounts receivable – net	6,969	6,484	6,969	6,484
Intangible assets – net	2,044	2,499	2,044	2,499
Goodwill	1,106	1,280	1,106	1,280
Total assets	$11,211	$11,160	$11,211	$11,160

10.  Related Party Transactions

The Company contracted with Norco Accounting & Consulting Inc. (“Norco”) to provide accounting and consulting services prior to Andrew J. Norstrud (our current CFO) joining the Company. Norco charged approximately $63,000 for consulting services and approximately $13,000 in related expense during the second quarter ended March 31, 2013.   Norco is 50% owned by Andrew J. Norstrud, who joined the Company on March 29, 2013, as the Company’s Chief Financial Officer. The Company no longer uses Norco for accounting and consulting services.

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

Results of Operations – Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Results of Operations

Net revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended March 31,
(In thousands)	2013	2012	$ change	% change
Placement Services	$2,058	$1,638	$420	26%
Professional Contract Services	2,307	2,023	284	14
Agricultural Contract Services	2,130	1,787	343	19
Industrial Contract Services	7,056	7,254	(198)	(3)
Consolidated Net Revenues	$13,551	$12,702	$849	7%

Consolidated net revenues increased approximately $849,000 or 7% compared with the same period last year. The increase in revenue was due to a significant increase in revenue from contract services and direct placement, which was partially offset by the loss of a major customer in the agriculture division.

Index

Cost of contract services

Cost of services includes wages and related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the three month period ended March 31, 2013 increased by approximately 5% to approximately $9,952,000 compared with the prior period of approximately $9,438,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended March 31, 2013 decreased less than 1% to 73.4% compared with the prior period of approximately 74.3%. The overall increase in cost of contract services was directly related to the increase in revenue. The decrease of approximately 1% of cost of contract services as a percentage of contract services revenue was related to the increase in the Professional Contract business and the decrease in the agricultural business.

See below for summary of Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	March 31, 2013	March 31, 2012
Direct hire placement services	100%	100%
Agricultural contract services	3.4%	3.1%
Industrial contract services	11.4%	13.2%
Professional contract services	31.9%	30.4%
Combined Gross Profit Margin % (1)	13.4%	14.7%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the three months ended March 31, 2013 increased $667,000 or 18% compared to the same period last. The increase was primarily related to the significant increase in professional service expenses. Management expects these higher than normal expenses to be significantly reduced in the third quarter and are not expected to continue to grow at a higher pace than revenue and should decrease significantly once the Company is able to capitalize on the consolidation of the acquisitions.

Index

Amortization of intangible assets

For the three month period ended March 31, 2013, there was a decrease in the amortization of intangible assets of approximately $20,000, which was primarily due to the impairment of long term intangible assets in prior periods.

During the year ended September 30, 2012, the Company wrote off the intangible assets and goodwill of approximately $274,000 related to the Agricultural division due to the loss of a large customer in 2012.

Interest expense

Interest expense for the three months ended March 31, 2013 decreased $9,000, or 16% compared with the same period last year primarily as a result of lower average borrowings.

Results of Operations – Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2012

Results of Operations

Net revenues

Consolidated net revenues are comprised of the following:

	Six Months Ended March 31,
(In thousands)	2013	2012	$ change	% change
Placement Services	$4,214	$3,511	$703	20%
Professional Contract Services	4,792	4,081	711	17
Agricultural Contract Services	3,756	4,352	(596)	(14)
Industrial Contract Services	15,432	13,538	1,894	14
Consolidated Net Revenues	$28,194	$25,482	$2,712	11%

Consolidated net revenues increased approximately $2,712,000 or 11% compared with the same period last year. The increase in revenue was due to a significant increase in revenue from contract services and direct placement, which was partially offset by the loss of a major customer in the agriculture division. The increase in the Contract services was attributable to the Hurricane Sandy cleanup efforts, the opening of a new office and new customers.

Cost of contract services

Cost of services includes wages and related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the six month period ended March 31, 2013 increased by approximately 9% to approximately $20,389 compared with the prior period of approximately $18,760. Cost of contract services, as a percentage of contract revenue, for the six month period ended March 31, 2013 decreased approximately 1.3% to 72.3% compared with the prior period of approximately 73.6%. The overall increase in cost of contract services was directly related to the increase in revenue. The decrease of approximately 1.3% of cost of contract services as a percentage of contract services revenue was related to the increase in the Professional Contract and the decrease in the agricultural business, the amount was slightly off-set by an increase of Industrial Contract services to one customer that has a lower than average margin.

Index

See chart below for summary of Gross Profit percentage by segment:

	Six Months Ended	Six Months Ended
Gross Profit Margin %	March 31, 2013	March 31, 2012
Direct hire placement services	100%	100%
Agricultural contract services	3.6%	4.6%
Industrial contract services	11.9%	12.9%
Professional contract services	33.7%	31.1%
Combined Gross Profit Margin % (1)	15.0%	14.6%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the six months ended March 31, 2013 increased $1,254,000 or 18% compared to the same period last. The increase was primarily related to the increase in business; however there were also significant increases in professional service expenses. Management expects these higher than normal expenses to be significantly reduced in the third quarter and are not expected to continue to grow at a higher pace than revenue and should decrease significantly once the Company is able to capitalize on the consolidation of the acquisitions.

Amortization of intangible assets

For the six month period ended March 31, 2013, there was a decrease in the amortization of intangible assets of approximately $40,000, which was primarily due to the impairment of long term intangible assets in prior periods.

During the year ended September 30, 2012, the Company wrote off the intangible assets and goodwill of approximately $274,000 related to the Agricultural division due to the loss of a large customer in 2012.

Interest expense

Interest expense for the six months ended March 31, 2013 increased $10,000, or 9% compared with the same period last year primarily as a result of higher borrowings.

Index
.
Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the six months ended March 31, 2013	For the six months ended March 31, 2012
Cash flows used in operating activities	$(335)	$(174)
Cash flows used in investing activities	$(180)	$(406)
Cash flows provided by financing activities	$188	$361

As of March 31, 2013, the Company had cash of approximately $37,000, which was a decrease of approximately $327,000 from approximately $364,000 at September 30, 2012. Net working capital at March 31, 2013 was approximately $22,000, which was a decrease of approximately $508,000 from September 30, 2012. Shareholders’ equity as of March 31, 2013 was approximately $3,474,000 which represented approximately 31% of total assets.

Net cash used in operating activities for the six months ended March 31, 2013 and the six months ended March 31, 2012 was ($335,000) and ($174,000), respectively. The fluctuation is due to timing of our accounts receivable collections, net income loss and payments of accounts payable and payroll accruals.

Net cash used in investing activities for the six months ended March 31, 2013 and March 31, 2012 was ($180,000) and ($406,000) respectively. The decrease was to acquire additional equipment and payments for acquisitions.

Net cash flow provided by financing activities for the six months ended March 31, 2013 was $188,000 compared to $361,000 in the six months ended March 31, 2012. Fluctuations in financing activities are attributable to the level of borrowings.

All of the Company’s office facilities are leased. As of March 31, 2013, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $2,322,000.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012. There have been no significant changes from the amounts presented in the Form 10-K.

On April 22, 2013 the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), General Employment Enterprises, Inc., an Illinois corporation (“Parent”), and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of Parent (“Buyer”).

The Company has agreed to pay the Sellers additional cash consideration of between $550,000 and $650,000, depending on the length of the payment terms, and 1,100,000 shares of Parent common stock, which at the time was valued at approximately $320,000 in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, Herbert F. Imhoff, Jr., the Company’s then Chairman and Chief Executive Officer retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to Mr. Imhoff, Jr. for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000. As of March 31, 2013, $190,000 remains payable under this agreement and is included in accrued compensation and long-term obligations on the Company’s balance sheet. On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company, however he will continue to receive his monthly payments related to the accrued compensation of $190,000.

Index

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility has been subsequently amended and provides for borrowings on a revolving basis of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of .5%) plus 5.25% for a total interest rate of 5.75% at March 31, 2013. Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet. The outstanding borrowing at March 31, 2013 was approximately $2,592,000 and the remaining borrowing availability was approximately $500,000.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls andProcedures.

Disclosure Controls and Procedures

As of March 31, 2013, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s second quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In March 2012, the Company became aware of a lien on the business by the Ohio Bureau of Workers Compensation for $229,000, which has been settled and fully resolved.

As of May 14, 2013, there were no material legal proceedings pending against the Company.

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

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: May 14, 2013	By: /s/ Michael Schroering
Michael Schroering
Chief Executive Officer
(Principal executive officer)

By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal financial and accounting officer)