Form 10-Q
period 2013-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2013-08-15
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 13, 2013 was 22,799,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended June 30, 2013

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

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	June 30,	September 30,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1	$364
Accounts receivable, less allowances (June - $198; September - $259)	5,833	6,164
Other current assets	843	246
Assets of discontinued operations	1,092	608
Total current assets	7,769	7,382
Property and equipment, net	560	507
Goodwill	1,106	1,106
Intangible assets, net	1,964	2,204
TOTAL ASSETS	$11,399	$11,199
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,955	$2,404
Accounts payable	533	173
Accrued compensation	2,541	3,033
Other current liabilities	1,294	1,196
Liabilities from discontinued operations	647	35
Total current liabilities	7,970	6,841
Long-term liabilities	171	253
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 100 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 50,000 shares; issued and outstanding - 21,699 shares at June 30, 2013 and September 30, 2012	10,475	10,453
Accumulated deficit	(7,217)	(6,348)
Total shareholders' equity	3,258	4,105
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,399	$11,199

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

NET REVENUES:
Contract staffing services	$9,128	$9,598	$29,352	$27,216
Direct hire placement services	1,593	1,765	5,807	5,276
NET REVENUES	10,721	11,363	35,159	32,492
Cost of contract services	7,038	7,702	23,806	22,312
Selling, general and administrative expenses	3,614	3,433	11,565	10,099
Amortization of intangible assets	80	99	240	299
INCOME (LOSS) FROM OPERATIONS	(11)	129	(452)	(218)
Interest expense	48	49	190	156
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(59)	80	(642)	(374)
Provision for income tax	-	-	(8)	-
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(59)	$80	$(650)	$(374)
Loss from discontinued operations	$(169)	$-	$(219)	$(39)
NET INCOME (LOSS)	$(228)	$80	$(869)	$(413)
BASIC NET INCOME (LOSS) PER SHARE
From continuing operations	$(0.00)	$0.00	$(0.03)	$(0.02)
From discontinued operations	$(0.01)	$0.00	$(0.01)	$(0.00)
Total net income (loss) per share	$(0.01)	$0.00	$(0.04)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	21,699	21,699	21,699	21,699
DILUTED NET INCOME (LOSS) PER SHARE
From continuing operations	$(0.00)	$0.00	$(0.03)	$(0.02)
From discontinued operations	$(0.01)	$-	$(0.01)	$(0.00)
Total net income (loss) per share	$(0.01)	$0.00	$(0.04)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	21,699	21,923	21,699	21,699

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(In Thousands)

				Total
	Common Stock		Accumulated	Shareholders'
	Shares	Amount	Deficit	Equity

Balance, September 30, 2011	21,699	$10,031	$(5,337)	$4,694

Stock compensation expense	-	422	-	422

Net loss	-	-	(1,011)	(1,011)

Balance, September 30, 2012	21,699	$10,453	$(6,348)	$4,105

Stock compensation expense	-	22	-	22

Net loss	-	-	(869)	(869)

Balance, June 30, 2013	21,699	$10,475	$(7,217)	$3,258

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Nine Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(869)	$(413)
Loss from discontinued operations	(219)	(39)
Loss from continuing operations	(650)	(374)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	365	414
Stock compensation expense	22	126
Provision for doubtful accounts	92	-
Changes in operating assets and liabilities -
Accounts receivable	239	219
Accounts payable	360	(294)
Accrued compensation	(301)	305
Other current items, net	(349)	(143)
Long-term liabilities	(82)	-
Net cash (used in) provided by operating activities - Continuing Operations	(304)	253
Net cash used by operating activities - Discontinued Operations	(279)	(53)
Net cash (used in) provided by operating activities	(583)	200

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(177)	(244)
Partial payment of earn-out	(150)	(50)
Acquisition of Ashley Ellis	-	(200)
Net cash used in investing activities - Continuing Operations	(327)	(494)
Net cash used in investing activities - Discontinued Operations	(4)	(1)
Net cash used in investing activities	(331)	(495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	551	581
Net cash provided by financing activities - Continuing Operations	551	581
Net cash provided by financing activities - Discontinued Operations	-	-
Net cash provided by financing activities	551	581

Net change in cash - Continuing Operations	(80)	340
Net change in cash - Discontinued Operations	(283)	(54)

Cash at beginning of period - Continuing Operations	364	314
Cash at beginning of period - Discontinued Operations	-	-

Cash at end of period	$1	$600

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$151	$145
Cash paid for taxes	$8	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

General Employment Enterprises, Inc. (the “Company,” “we,” “our” or “us”) provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s agricultural staffing services provided agricultural workers for farms and groves, until July 7, 2013 when the Company ceased operations within its agricultural division, terminated all the division’s employees and began the process of liquidating all assets of this division.  The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania.

The Company has experienced significant losses in the past. Management has implemented a strategy which included cost reduction efforts, closure of the agricultural division as well as identifying strategic acquisitions, financed primarily through the issuance of stock, to improve the overall profitability and cash flows of the Company. The Company entered into an account purchase agreement with Wells Fargo Business Credit to provide working capital financing. The account purchase agreement allows Wells Fargo to advance the Company funds on accounts receivable at its sole discretion. In the event Wells Fargo elects not to advance us funds on our accounts receivable balance or the performance of the acquired entities does not meet our expectations, the Company could experience liquidity constraints.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

Liquidity
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

Discontinued operations
A discontinued operation is a component of an entity that has either been disposed of, or that is classified as held for sale, which represents a separate major line of business or geographical area of operations and is part of a single coordinated plan to dispose of a separate line of business or geographical area of operations. In accordance with the rules regarding the presentation of discontinued operations, the assets, liabilities and activity of our agricultural business have been reclassified as a discontinued operation for all periods presented.

Index
Estimates and Assumptions
Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the condensed consolidated financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, deferred income tax valuation allowances, accounts receivable allowances, accounting for acquisitions and evaluation of impairment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At June 30, 2013 and September 30, 2012, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Index
Accounts Receivable
The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $198,000 and $259,000 is considered necessary as of June 30, 2013 and September 30, 2012, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine month periods ended June 30, 2013 and 2012. For property and equipment included in current asset of discontinued operations in the accompanying balance sheet the Company has ceased recording depreciation expense.

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in the acquisition of DMCC Staffing, LLC (“DMCC”) and RFFG of Cleveland, LLC (“RFFG of Cleveland”) and Ashley Ellis, LLC (“Ashley Ellis”). The Company assesses goodwill for impairment at least annually. The Company early adopted, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

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

Index
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

Segment Data
The Company had three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services until July 15, 2011 when the Company stopped performing these services.  These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments. We did not provide management services during the nine month period ended June 30, 2013 and management does not currently intend to provide management services in the future.

3. Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force).  ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years.   The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful Lives	June 30	September 30
(In thousands)		2013	2012

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,346	2,311

Total property and equipment, at cost		3,793	3,758
Accumulated depreciation and amortization		(3,219)	(3,240)
Property and equipment, net		574	518
Less: Property and equipment, net from discontinued operations		$(14)	$(11)
Property and equipment, net		$560	$507

Index
Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and nine month period ended June 30, 2013 and 2012 was approximately $42 and $125 and $41 and $116, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. The Company performs a qualitative impairment assessment before proceeding to the two-step impairment test. If the Company determines, on the basis of quantitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not (i.e. a likelihood of more than 50 percent) not impaired, the entity would not need to calculate the fair value of the asset. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three and nine month periods ended June 30, 2013 and 2012.

Intangible Assets

As of June 30, 2013

( In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer Relationships	$2,690	$737	$-	$1,953
Trade Name	17	6	-	11

	$2,707	$743	$-	$1,964

As of September 30, 2012

(In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Non-Compete	$89	$48	$41	$-
Customer Relationships	2,913	662	60	2,191
Management Agreement	1,396	270	1,126	-
Trade Name	17	4	-	13

	$4,415	$984	$1,227	$2,204

Index
Amortization expense was approximately $80,000 and $240,000 for the three and nine months ended June 30, 2013, respectively and was approximately $99,000 and $299,000 for the three and nine months ended June 30, 2012, respectively.

The non-compete agreements and trade names are amortized on a straight – line basis over the estimated useful life of five years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to ten years. The management agreement intangible was being amortized over the five year term of the agreement. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $393,000 in 2013, $376,000 in 2014, $359,000 in 2015, $340,000 in 2016 and $322,000 in 2017 and $174,000 thereafter.

Long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

During the three and nine month periods ended June 30, 2013 and 2012, the Company did not record any impairment of intangible assets.

During the year ended, September 30, 2012, the Company recorded an impairment charge of approximately $101,000 for the remaining unamortized amount of the non-compete and a certain amount of the customer relationship intangible asset related to the agricultural operation. In addition, the Company recorded an impairment charge of approximately $173,000 related to the goodwill of the agriculture operation. The impairment charge represented the difference between the fair value and the carrying value of the intangible assets.   The Agricultural Division has been operating at a loss since the loss of a major customer in 2012 and management has decided that the Agricultural Services Division was not a core business in the future operations of  the Company and has discontinued operations as of July 7, 2013 and begun the process of liquidation.

6. Short-term Debt

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”) which has been subsequently amended. The AR Credit Facility as amended, provides for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of 0.5%) plus 5.25% (effective rate was 5.75% as of June 30, 2013 and September 30, 2012). Under the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility on demand. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased and carries the receivables and any outstanding borrowings on its consolidated balance sheet.

Index

As of June 30, 2013, the availability under this agreement was approximately $150,000 and the outstanding borrowings, which are classified as short-term debt on the condensed consolidated balance sheet, were approximately $2,955,000. Total interest expense related to the line of credit for the three months ended June 30, 2013 and 2012 approximated $44,000 and $44,000 respectively, and approximated $130,000 and $131,000 for the nine months ended June 30, 2013 and 2012, respectively.

The AR Credit Facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants.

7. Long-Term Liabilities

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration. During fiscal year 2009, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded additional common stock in the amount of $280,000 based on a quoted market price of $0.56 per share on the date of the award. On January 31, 2013, Mr. Imhoff Jr. (the “former CEO”) retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of June 30, 2013, the liability for future payments was reflected on the condensed consolidated balance sheet as accrued compensation $175,000.

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

The Company has agreed to pay the Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of Parent common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013 which was valued at approximately $330,000.  The Company has accrued approximately $700,000 in short term liabilities as of June 30, 2013.

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

Index

Rent expense was approximately $257,000 and $812,000 and $296,000 and $741,000 for the three and nine month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $1,925,000, as follows: fiscal 2013 - $230,000, fiscal 2014 - $703,000, fiscal 2015 - $481,000, fiscal 2016 - $236,000 and thereafter - $275,000.

In August of 2013, the Company executed a termination agreement for the San Mateo office, which has not been in operation for the past eight months.  This termination required the Company pay approximately $25,000 immediately, which has been accrued as of June 30, 3013, however the termination will relieve the Company of approximately $80,000 of additional lease payments over the next two years.

9. Segment Data

As a result of the acquisition of certain of the assets of DMCC and RFFG of Cleveland the Company’s internal reporting was adjusted and as a result, the Company re-assessed its segment presentation.

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, and accounting, and (c) temporary light industrial staffing. Intersegment net service revenues are not significant. Revenues generated from the temporary professional services staffing and light industrial staffing are classified as contract staffing services revenues in the statements of operations. Selling, general and administrative expenses are not separately allocated among agricultural, professional services or industrial staffing services within the contract staffing services sector for internal reporting purposes.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2013	2012	2013	2012

Direct Hire Placement Services
Revenue – net	$1,593	$1,765	$5,807	$5,276
Placement services gross margin	100%	100%	100%	100%
Operating loss	(608)	(441)	(1,623)	(1,245)
Depreciation & amortization	56	58	168	183
Accounts receivable – net	665	902	665	902
Intangible assets – net	376	495	376	495
Goodwill	24	24	24	24
Total assets	1,797	3,585	1,797	3,585

Contract Staffing Services
Industrial services revenue – net	$6,899	$7,160	$22,331	$20,697
Professional services revenue – net	2,229	2,438	7,021	6,519
Industrial services gross margin	12.3%	14.7%	12.0%	13.5%
Professional services gross margin	33.3%	34.6%	33.6%	32.4%
Operating income	597	570	1,171	1,027
Depreciation and amortization	66	89	197	231
Accounts receivable net – industrial services	4,089	3,628	4,089	3,628
Accounts receivable net – professional services	1,079	1,052	1,079	1,052
Intangible assets – net	1,588	1,906	1,588	1,906
Goodwill	1,083	1,256	1,083	1,256
Total assets	8,510	7,215	8,510	7,215

Consolidated
Revenue –net	$10,721	$11,363	$35,159	$32,492
Operating income (loss)	(11)	129	(452)	(218)
Depreciation and amortization	122	139	365	414
Total accounts receivable – net	5,833	5,582	5,833	5,582
Intangible assets – net	1,964	2,401	1,964	2,401
Goodwill	1,106	1,280	1,106	1,280
Total assets	$10,307	$10,800	$10,307	$10,800

Index
10. Discontinued Operations

As of July 7, 2013, the Board of Directors of General Employment Enterprises, Inc. determined that the best course of action related to the Agricultural division was to terminate operations and to liquidate the division’s assets and to focus the business on the light industrial and professional divisions.  On July 7, 2013, all staffing was discontinued and the entire operations of the agricultural division were discontinued as of August 1, 2013.  All employees have been terminated and a one-time expense of approximately $100,000 was recognized as of June 30, 2013.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2013	2012	2013	2012

Discontinued Operations
Agricultural services revenue – net	$2,840	$2,497	$6,596	$6,849
Agricultural services gross margin	3.0%	4.3%	3.4%	4.5%
Agricultural services net loss	(169)	-	(219)	(39)
Accounts receivable net – Agricultural services	$1,078	1,067	1,078	1,067
A Fixed assets – Agricultural services	14	11	14	11
Total assets – Agricultural services	$1,092	1,054	1,092	1,054

Total liabilities – Agricultural services	$415	$751	$415	$751

The Company will continue to pay the former head of the Agricultural division for a period of six months and sell him the property and equipment for approximately $9,000.   The Company expects to collect the receivables over a period of the next ninety days.

11. Related Party Transactions

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

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

12. Subsequent Events

Subsequent to June 30, 2013 the Company issued 1,100,000 shares of common stock related to the Amended and Restated Asset Purchase agreement valued at approximately $330,000 which has all been disclosed in Note 8 above.

On August 13, 2013 the Company entered into an employment agreement with Andrew J. Norstrud. The Employment Agreement provides for a three-year term ending on March 29, 2016, unless employment is earlier terminated in accordance with the provisions thereof. Mr. Norstrud is to receive a starting base salary at the rate of $200,000 per year and can be adjusted by the Compensation Committee. Mr. Norstrud is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Compensation Committee.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General Employment Enterprises, Inc. (the “Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in the agricultural industry which was discontinued as of July 7, 2013, and (c) temporary staffing services in light industrial staffing.

The Company provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis.. The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.
As of July 7, 2013, the Board of Directors of General Employment Enterprises, Inc. determined that the best course of action related to the Agricultural division was to terminate operations and to liquidate the division’s assets and to focus the business on the light industrial and professional divisions.  On July 7, 2013, all staffing was discontinued and the entire operations of the agricultural division were discontinued as of August 1, 2013.  All employees have been terminated and a one-time expense of approximately $100,000 was recognized as of June 30, 2013.

Results of Operations – Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended June 30,
(In thousands)	2013	2012	$ change	% change
Placement Services	$1,593	$1,765	$(172)	(10)%
Professional Contract Services	2,229	2,438	(209)	(9)
Industrial Contract Services	6,899	7,160	(261)	(4)
Consolidated Net Revenues	$10,721	$11,363	$(642)	(6)%

Consolidated net revenues decreased approximately $642,000 or 6% compared with the same period last year. The decrease in revenue was due to a significant decrease in revenue from contract services and direct placement. There was a lack of concentration on new sales at the beginning of the year, which resulted in a temporary decrease in the overall sales of the Company. Management has taken immediate action, including as of June 15, 2013, the termination of the Chief Operating Officer of the Professional Contract Services division. The current management of the Company believes this was a short term decrease that has been rectified with the implemented changes.

Cost of contract services

Cost of services includes wages and related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the three month period ended June 30, 2013 decreased by approximately 9% to approximately $7,038,000 compared with the prior period of approximately $7,702,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended June 30, 2013 decreased by approximately 2% to 66% compared with the prior period of approximately 68%. The overall decrease in cost of contract services was primarily related to a $500,000 rebate received from the Ohio Bureau of Workers Compensation which was off-set by an increase cost in workers compensation rates and the increase in wages in professional contract services. The Company has increased our billable rates, in certain locations, to account for the increase in labor costs.

Index
See below for summary of Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	June 30, 2013	June 30, 2012
Direct hire placement services	100%	100%
Industrial contract services	12.3%	14.7%
Professional contract services	33.3%	34.6%
Combined Gross Profit Margin % (1)	34.4%	32.2%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses include the following categories:

•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.

•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

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

Selling, general and administrative expenses for the three months ended June 30, 2013 increased $181,000 or 5% compared to the same period last year. The increase was primarily related to the significant increase in professional service expenses and one-time accrued expenses for terminated employees and the San Mateo terminated lease. Management expects these higher than normal expenses to be significantly reduced in the fourth quarter and are not expected to continue to grow at a higher pace than revenue and should decrease significantly once the Company is able to capitalize on the consolidation of the acquisitions.

Index
Amortization of intangible assets

For the three month period ended June 30, 2013, there was a decrease in the amortization of intangible assets of approximately $19,000, which was primarily due to the impairment of long term intangible assets in prior periods.

During the year ended September 30, 2012, the Company wrote off the intangible assets and goodwill of approximately $274,000 related to the agricultural division due to the loss of a large customer in 2012.

Interest expense

Interest expense for the three months ended June 30, 2013 was consistent with the same period last year.

Discontinued Operations

As a result of terminating our agricultural division in July of 2013, we have reclassified the operations of that division to loss from discontinued operations, in the accompanying statement of operations.  For the three months ended June 30, 2013 and 2012 the company recognized a loss of $169 and $0, respectively, for this division.

Results of Operations – Nine Months Ended June 30, 2013 Compared to the Nine Months Ended June 30, 2012

Net revenues

Consolidated net revenues are comprised of the following:

	Nine Months Ended June 30,
(In thousands)	2013	2012	$ change	% change
Placement Services	$5,807	$5,276	$531	10%
Professional Contract Services	7,021	6,519	502	8
Industrial Contract Services	22,331	20,697	1,634	8
Consolidated Net Revenues	$35,159	$32,492	$2,667	8%

Consolidated net revenues increased approximately $2,667,000 or 8% compared with the same period last year. The increase in revenue was due to a significant increase in revenue from contract services and direct placement.  The increase in the Contract services was attributable to the Hurricane Sandy cleanup efforts, the opening of a new office and new customers.

Cost of contract services

Cost of services include wages and related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the nine month period ended June 30, 2013 increased by approximately 7% to approximately $23,806,000 compared with the prior period of approximately $22,312,000. Cost of contract services, as a percentage of contract revenue, for the nine month period ended June 30, 2013 decreased approximately 1% to 68% compared with the prior period of approximately 69%. The overall increase in cost of contract services was directly related to the increase in revenue. The decrease of approximately 1% of cost of services as a percentage of contract services revenue was related to the increase in the Professional Contract and a rebate of approximately $500,000 from the Ohio Bureau of Workers Compensation, the amount was slightly off-set by an increase of Industrial Contract services to one customer that has a lower than average margin.

Index
See chart below for summary of Gross Profit percentage by segment:

	Nine Months Ended	Nine Months Ended
Gross Profit Margin %	June 30, 2013	June 30, 2012
Direct hire placement services	100%	100%
Industrial contract services	12%	13.5%
Professional contract services	33.6%	32.4%
Combined Gross Profit Margin % (1)	32.3%	31.3%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses include the following categories:

•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.

•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

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

Selling, general and administrative expenses for the nine months ended June 30, 2013 increased $1,466,000 or 15% compared to the same period last year. The increase was primarily related to the increase in business; however there were also significant increases in professional service expenses. Management expects these higher than normal expenses to be significantly reduced in the fourth quarter and are not expected to continue to grow at a higher pace than revenue and should decrease significantly once the Company is able to capitalize on the consolidation of the acquisitions.

Amortization of intangible assets

For the nine month period ended June 30, 2013, there was a decrease in the amortization of intangible assets of approximately $59,000, which was primarily due to the impairment of long term intangible assets in prior periods.

During the year ended September 30, 2012, the Company wrote off the intangible assets and goodwill of approximately $274,000 related to the Agricultural division due to the loss of a large customer in 2012.

Interest expense

Interest expense for the nine months ended June 30, 2013 increased $34,000, or 22% compared with the same period last year primarily as a result of higher borrowings.

Index
Discontinued Operations

As a result of terminating our agricultural division in July of 2013, we have reclassified the operations of that division to loss from discontinued operations, in the accompanying statement of operations.  For the nine months ended June 30, 2013 and 2012 the company recognized a loss of $219 and $39, respectively, for this division.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012
Cash flows (used in) provided by operating activities	$(583)	$200
Cash flows used in investing activities	$(323)	$(493)
Cash flows provided by financing activities	$551	$581

As of June 30, 2013, the Company had cash of approximately $1,000, which was a decrease of approximately $363,000 from approximately $364,000 at September 30, 2012. Negative net working capital at June 30, 2013 was approximately $201,000, which was a decrease of approximately $742,000 from September 30, 2012. Shareholders’ equity as of June 30, 2013 was approximately $3,258,000 which represented approximately 29% of total assets.

Net cash (used in) provided by operating activities for the nine months ended June 30, 2013 and 2012 was ($583,000) and $200,000, respectively. The fluctuation is due to timing of our accounts receivable collections, increase in net loss for the period and payments of accounts payable and payroll accruals.

Net cash used in investing activities for the nine months ended June 30, 2013 and June 30, 2012 was ($323,000) and ($493,000) respectively. The decrease was due to a higher amount of property and equipment acquired in the prior year and payments in 2012 for a prior year acquisitions.

Net cash flow provided by financing activities for the nine months ended June 30, 2013 was $551,000 compared to $581,000 in the nine months ended June 30, 2012. Fluctuations in financing activities are attributable to the level of borrowings.

All of the Company’s office facilities are leased. As of June 30, 2013, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $1,925,000.

Information about future minimum lease payments, purchase commitments and long-term obligations is presented in the notes to consolidated financial statements contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012. There have been no significant changes from the amounts presented in the Form 10-K. The divesture of the On-site division did not result in any material reduction in the minimum lease payments, purchase commitments or long-term obligations disclosed in the September 30, 2012 Form 10-K.

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

The Company has agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013 and was valued at approximately $330,000. During the quarter ended June 30, 2013 the Company paid $150,000 of the cash consideration noted above. The Company has accrued the remaining approximate $700,000 in short term liabilities as of June 30, 2013.

Index
In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, Herbert F. Imhoff, Jr., the Company’s then Chairman and Chief Executive Officer retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to Mr. Imhoff, Jr. for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000. As of June 30, 2013, $175,000 remains payable under this agreement and is included in accrued compensation on the Company’s balance sheet. On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company, however he will continue to receive his monthly payments related to the accrued compensation of $175,000.

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”). The AR Credit Facility has been subsequently amended and provides for borrowings on a revolving basis of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of .5%) plus 5.25% for a total interest rate of 5.75% at June 30, 2013. Upon the terms and subject to the conditions in the agreement, Wells Fargo may determine which receivables are eligible receivables, may determine the amount it will advance on any such receivables, and may require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility. Wells Fargo also has the right to require the Company to repurchase receivables that remain outstanding 90 days past their invoice date. The Company continues to be responsible for the servicing and administration of the receivables purchased. The Company will carry the receivables and any outstanding borrowings on its consolidated balance sheet. The outstanding borrowing at June 30, 2013 was approximately $2,955,000 and the remaining borrowing availability was approximately $150,000.

The AR Credit Facility with Wells Fargo Bank includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants.

The Company believes that the borrowing availability under the AR Credit Facility will be adequate to fund the working capital needs. In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. In addition, as discussed above, the Company entered into an AR Credit Facility with Wells Fargo to provide working capital financing.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Index
Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2013, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s third quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of August 13, 2013, there were no material legal proceedings pending against the Company.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Index
Item 5.	Other Information

On August 13, 2013 the Company entered into an employment agreement with Andrew J. Norstrud.   The Employment Agreement provides for a three-year term ending on March 29, 2016, unless employment is earlier terminated in accordance with the provisions thereof.  Mr. Norstrud is to receive a starting base salary at the rate of $200,000 per year and can be adjusted by the Compensation Committee.  Mr. Norstrud is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Compensation Committee.  The foregoing description of the Employment Agreements is qualified in its entirety by reference to the full text of the employment agreement, which is attached to this Report on Form 10-Q as Exhibit 10.38.

Mr. Norstrud joined the Company from Norco Accounting and Consulting where he concentrated his services on assisting companies with mergers and acquisitions and SEC filing requirements.  Prior to Norco, Mr. Norstrud served as Chief Financial Officer for Jagged Peak Inc. and Segmentz Inc.  In both companies he played an instrumental role in achieving the Company’s strategic goals by pursuing and attaining growth initiatives, building an exceptional financial team, implementing a new accounting system, raising necessary financing and implementing the structure required of public companies.  At Segmentz Inc. he also concentrated on completing and integrating strategic acquisitions.  Previously, Mr. Norstrud worked for both Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. He brings the Company a wealth of knowledge and expertise related to mergers and acquisitions, the processes and procedures to streamline financial reporting and operational controls. Mr. Norstrud earned a Master of Accounting with a systems emphasis from the University of Florida and is a Florida licensed Certified Public Accountant.

Item 6.	Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.38	Employment Agreement between General Employment Enterprises, Inc. and Andrew J. Norstrud, dated March 29, 2013, executed August 12, 2013.

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: August 15, 2013	By: /s/ Michael Schroering
Michael Schroering
Chief Executive Officer
(Principal executive officer)

By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal financial and accounting officer)