Form 10-K
period 2013-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2014-01-13
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-05707

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Illinois	36-6097429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

184 Shuman Blvd., Suite 420, Naperville, IL	60563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 954-0400

One Tower Lane, Suite 2200, Oakbrook Terrace, IL 60181
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
Yes  ☒         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐          No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 28, 2013 was 4,471,171 x 0.38 = $1,699,045.

The number of shares outstanding of the registrant’s common stock as of January 13, 2014 was 22,799,675.

ii

iii

PART I

Forward Looking Statement
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risk Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1.	Business.

General

General Employment Enterprises, Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893.  In 1987, the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois.  In June 2010, the Company purchased certain assets of On-Site Services, a temporary staffing agricultural business.  In December 2010, the Company purchased certain assets of DMCC Staffing, LLC (“DMCC”) and RFFG of Cleveland, LLC (“RFFG of Cleveland”) an industrial staffing business located in the state of Ohio.  In August 2011, the Company purchased certain assets of Ashley Ellis, LLC (“Ashley Ellis”), a professional staffing and placement business. The principal executive office of the Company is located at 184 Shuman Blvd., Suite 420, Naperville, Illinois.

Services Provided

The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in the agricultural industry, which was discontinued as of July 7, 2013, and (c) temporary staffing services in light industrial staffing.

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

The percentage of revenues derived from each of the Company’s continuing operations is as follows:

	Year Ended September 30,
	2013	2012
Industrial contract services	64%	63%
Professional contract services	20%	20%
Direct hire placement services	16%	17%

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Ashley Ellis, Triad Personnel Services, Triad Staffing, Generation Technologies, BMCH, and BMCHPA. As of September 30, 2013, it operated twenty-one branch offices in downtown or suburban areas of major U.S. cities in eleven states. The offices were located in Arizona, California (3), Florida (2), Georgia, Illinois (2), Indiana, Massachusetts, North Carolina, Ohio (7), Pennsylvania and Texas.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins, which list candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2013 or in fiscal 2012.

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

The agricultural staffing service was considered a niche business that required a high capital reserve to cover the weekly payroll.  There were few businesses in this market.  The Company discontinued this business as of July 7, 2013.

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

Employees

As of September 30, 2013, the Company had approximately 160 regular employees and the number of contract service employees varied week to week from a minimum of approximately 500 to a maximum of 4,000.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act.  The public may obtain these filings at the Securities and Exchange Commission (the “SEC”) Public Reference Room at 100 F Street, NE, Washington DC 20549 or by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site at http//www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that file material with the SEC electronically.   Copies of the Company’s reports can be obtained, free of charge, electronically through our internet website, http//www.generalemployment.com.

Item 1A.	Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company experienced significant losses for the year ended September 30, 2013. There can be no assurance that the Company will not incur losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or continue to operate profitably.

RECENT GLOBAL TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

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

ONE OF OUR BOARD OF DIRECTORS, TOGETHER WITH HIS AFFILIATES, CONTROLS A MAJORITY OF THE COMBINED VOTING POWER OF OUR COMMON STOCK, WHICH MAY GIVE RISE TO CONFLICTS OF INTERESTS.

Michael Schroering, our former Chief Executive Officer and current director, together with his affiliates, control approximately 70% of the Company’s voting shares outstanding. As a result, Mr. Schroering and his affiliates are able to control all matters requiring the Company’s shareholders’ approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, and could deprive the Company’s shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets.  The interests of Mr. Schroering and his affiliates may not always coincide with your interests or the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

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

CHANGES IN GOVERNMENT REGULATION COULD LIMIT OUR GROWTH OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS.

We are subject to the same federal, state and local laws as other companies conducting placement and staffing services, which is extensive.  The adoption or modification of laws related to the placement and staffing industry, such as the Healthcare for America Plan, could harm our business, operating results and financial condition by increasing our costs and administrative burdens.

INTERRUPTION OF THE COMPANY’S BUSINESS COULD RESULT FROM INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

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

SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODEL COULD HURT SHORT-TERM RESULTS.

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

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND DISTRACT MANAGEMENT.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS. IN ADDITION, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE.

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

We cannot provide assurance as to the result of these efforts. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

WE HAVE EXPERIENCED A SIGNIFICANT CHANGE IN THE COMPOSITION OF OUR BOARD OF DIRECTORS AND SENIOR MANAGEMENT, INCLUDING THE DEPARTURE OF OUR FORMER CHAIRMAN, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, AND PRESIDENT. FAILURE OF ANY NEW MANAGEMENT AND BOARD OF DIRECTORS MEMBERS TO INTEGRATE THEMSELVES INTO, AND EFFECTIVELY MANAGE, OUR BUSINESS COULD RESULT IN MATERIAL HARM TO THE COMPANY.

On February 22, 2013, Jarett A. Misch, our former Chief Financial Officer and Treasurer resigned from all positions with the Company.  On January 31, 2013, Herbert F. Imhoff Jr., our former President and a director, retired from all positions with the Company.  On December 26, 2012, Salvatore J. Zizza, our former Chief Executive Officer and Chairman of the Board, retired from all positions with the Company, and Mr. Schroering was appointed by the Board as Chief Executive Officer and Chairman of the Board.  Mr. Schroering resigned his position as Chief Executive Officer and Chairman of the Board of Directors on November 3, 2013, however remains as a Board of Directors member.  On October 2, 2012, Edward O. Hunter was appointed to the Board of Directors to fill the vacancy created by the resignation of Charles W.B. Wardell III on September 4, 2012.  Andrew J. Norstrud was appointed Chief Financial Officer on March 29, 2013, and subsequently has assumed the Principle Executive Officer role upon Michael Schroering’s resignation.

The failure of our directors or any new members of management to perform effectively or the loss of any of the directors or members of management could have a significant negative impact on our business, financial condition and results of operations. In addition, our Board of Directors and management may institute strategies that differ from those we are applying currently. If any new strategies are adopted, it may take management a significant amount of time to fully implement such new strategies. If any new strategies are unsuccessful or if we are unable to execute them successfully, there could be a significant negative impact on our business, financial condition, and results of operations.

WE HAVE NOT REGISTERED WITH THE SEC OR LISTED WITH THE NYSE MKT, THE SHARES UNDERLYING OPTIONS ISSUED UNDER OUR 2011 INCENTIVE PLAN.

We have issued options to purchase 1.3 million shares of our common stock under the 2011 Incentive Plan, all of which are fully vested and exercisable.  We have not yet filed a registration statement on Form S-8, registering the shares underlying such options, nor have we listed such shares with the NYSE MKT.  If we do not register these shares, the Company may be subject to civil or other penalties (including sanctions) by regulatory authorities and/or shareholders for certain violations of federal or state securities laws.  We may also be subject to the suspension of trading in, or removal from listing from, the NYSE MKT for failure to comply with the NYSE MKT listing agreement.

WE ARE NOT CURRENTLY IN COMPLIANCE WITH THE NYSE MKT LLC’S REPORTING REQUIREMENTS AND FAILURE TO REGAIN AND MAINTAIN COMPLIANCE WITH THIS STANDARD COULD RESULT IN DELISTING AND ADVERSELY AFFECT THE MARKET PRICE AND LIQUIDITY OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

Our common stock is currently listed on the NYSE MKT LLC (“NYSE MKT”). Companies trading on the NYSE MKT must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports filed under Section 13 of the Exchange Act. If we fail to remain current on our reporting requirements, we could be removed from the NYSE MKT.

On January 17, 2013 and February 21, 2013, the Company received notices from the NYSE MKT staff indicating that the Company is below certain of the NYSE MKT’s continued listing standards due to the Company’s delinquency in filing its Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and the delinquency in filing its Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as set forth in sections 134 and 1101 of the NYSE MKT Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the NYSE MKT and on January 31, 2013, presented its plan for both reports to the NYSE MKT.  On March 5, 2013, the NYSE MKT notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until April 17, 2013, to regain compliance with the continued listing standards.  The Company has since become compliant will all delinquencies in filings.

On June 6, 2013, the Company received a letter from NYSE MKT which stated, among other things, that the Company has equity less than $4 million and has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years and, in the opinion of NYSE MKT, it is questionable as to whether the Company will be able to continue operations and/or meet its obligations as they mature based on its current overall financial condition,  pursuant to Sections 1003(a)(ii) and 1003(a)(iv) of the NYSE MKT's Company Guide, respectively.  The Company was afforded the opportunity to submit a plan of compliance to the NYSE MKT and on July 8, 2013, presented its plan to correct its deficiencies related to Sections 1003(a)(ii) and 1003(a)(iv) of the NYSE MKT's Company Guide.  On August 27, 2013, NYSE MKT notified the Company that it accepted the Company's plan of compliance and granted the Company an extension until October 7, 2013, to obtain the necessary financing to provide the necessary cash flow to continue operations and/or meet its obligations as they mature and until June 6, 2014, to have the required $4 million in equity.  On October 29, 2013, the Company received a letter from the NYSE MKT stating that, based on the review of the information provided by the Company, the Company has made significant progress towards regaining compliance with Section 1003(a)(iv) of the Company Guide.  Based on the Company’s progress to date and actions the Company plans to implement in the future, in accordance with Section 1009 of the Company Guide, the NYSE MKT has determined to extend the Financial Impairment Plan Period until February 21, 2014.  The foregoing is subject to the Company making a public announcement by November 4, 2013, continuing to provide updates to the NYSE MKT staff and continuing to show progress in regaining compliance.  The plan period for the Company to regain compliance with Section 1003(a)(ii) remains June 6, 2014.  On November 4, 2013, a press release announcing the acceptance by the NYSE MKT LLC of the plan was issued.

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK IS LIKELY TO OCCUR DUE TO THE LOW TRADING VOLUME OF OUR STOCK.

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:
•	Changes in earnings estimates and outlook by financial analysts;
•	Our failure to meet investors’ performance expectations;
•	General market and economic conditions; and
•	Our small trading volume.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE.

Such patterns include:
•	Control of the market for the security by one or a few broker–dealers that are often related to thepromoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false andmisleading press releases;
•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections byinexperienced sales persons;
•	Excessive and undisclosed bid–ask differentials and markups by selling broker–dealers; and
•	The wholesale dumping of the same securities by promoters and broker–dealers after prices havebeenmanipulated to a desired level, along with the inevitable collapse of those prices withconsequentinvestor losses.

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

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS COULD DISCOURAGE BROKERS FROM MAKING A MARKET IN OUR STOCK.

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

NO DIVIDENDS ANTICIPATED.

The Company intends to retain all future earnings for use in the development of the Company’s business and does not anticipate paying any cash dividends on the Common Stock in the near future.

WE MAY NOT BE ABLE TO OBTAIN THE NECESSARY ADDITIONAL FINANCING TO ACHIEVE OUR STRATEGIC GOALS.

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP (“Keltic”) that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”).  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), interest is paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of debt owed to Wells Fargo and fees from Wells Fargo related to the early termination of their debt agreement.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company expects to incur certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid prior to the closing of the Note or will be paid over the next six months. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

There is no guarantee that we will be able to obtain any additional financing that may be required to continue to expand our business.  Our continued viability depends on our ability to raise capital.  Changes in economic, regulatory or competitive conditions may lead to cost increases.  Management may also determine that it is in our best interest to expand more rapidly than currently intended, to expand marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. In any such case or other change of circumstance, additional financing will be necessary. If any additional financing is required, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at times required by us, if at all. In such event, we may be required to materially alter our business plan or curtail all or a part of our expansion plans.

WE MAY NOT BE ABLE TO MANAGE EXPECTED GROWTH AND INTERNAL EXPANSION.

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

Not applicable.

Item 2.	Properties.

The Company’s policy is to lease commercial office space for all of its offices.  The Company’s headquarters are located in a building near Chicago, Illinois. The Company leases approximately 5,000 square feet of space at that location under a lease that will expire in 2018.

The Company’s staffing offices are located in downtown and suburban business centers in the following eleven states: Arizona, California, Florida, Georgia, Illinois, North Carolina, Indiana, Ohio, Texas, Massachusetts and Pennsylvania. Established offices are operated from leased space ranging from 800 to 2,000 square feet, generally for initial lease periods of one to five years, with cancellation clauses after certain periods of occupancy in some cases.  Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3.	Legal Proceedings.

As of September 30, 2013, there were no other material legal proceedings pending against the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Amended and Restated Purchase agreement with RFFG required the issuance of 1.1 million shares of common stock.  The stock was officially issued on July 2, 2013.  The stock price on July 2, 2013 was $0.2999 and there were shares traded that day at that price.  The value related to this transaction on July 2, 2013 was $329,890.

Market Information

The Company’s common stock is listed on the NYSE MKT and is traded under the symbol “JOB.”  The following table sets forth the quarterly high and low sales prices per share of the Company’s common stock on the consolidated market for each quarter within the last two fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2013:
High	$.47	$.37	$.56	$.68
Low	.16	.27	.31	.42

Fiscal 2012:
High	$.33	$.53	$.69	$.65
Low	.18	.22	.41	.25

Holders of Record

There were approximately 600 holders of record of the Company’s common stock on January 13, 2014.

Dividends

No dividends were declared or paid during the years ended September 30, 2013 and September 30, 2012. We do not anticipate paying any cash dividends for the foreseeable future.

During the two years ended September 30, 2013 and 2012, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2013, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan.  All four plans were approved by the shareholders.  The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans.  During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting and as of September 30, 2013, there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan.  As of September 30, 2013, there were no shares available for issuance under the 2011 Company Incentive Plan.

On July 23, 2013, the Board of Directors approved the Company’s 2013 Incentive Stock Plan (the “2013 Plan”), and resolved to cease issuing securities under all prior Company equity compensation plans.  The 2013 Plan was approved by the Company’s shareholders at the Annual Meeting of Stockholders on September 9, 2013.  The purpose of the 2013 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock.  The 2013 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2013 Plan (the “Committee”).  The Committee has full authority to administer and interpret the provisions of the 2013 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an Award made under the 2013 Plan.  The maximum number of shares that may be granted under the 2013 Plan is 10,000,000.  This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

(number of shares in thousands)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	1,478	$0.40	10,000	(1)
			-
Equity compensation plans not approved by security holders	—	—	—

Total	1,478	$0.40	10,000	(1)

(1)	Includes 10,000,000 shares issuable under the 2013 Plan.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

The Company was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in the agricultural industry which was discontinued as of July 7, 2013, and (c) temporary staffing services in light industrial staffing.

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

As of July 7, 2013, the Company’s Board of Directors determined that the best course of action related to the Agricultural Division was to terminate its operations, to liquidate its assets, and to focus the business on the light industrial and professional divisions.  On July 7, 2013, all staffing was discontinued and the entire operations of the Agricultural Division were discontinued as of August 1, 2013.  All employees have been terminated and a one-time expense of approximately $150,000 was recognized as of September 30, 2013.

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Year Ended September 30,
(In Thousands)	2013	2012

Industrial contract services	$29,816	$28,206
Professional contract services	9,371	9,132
Direct hire placement services	7,317	7,215

Consolidated net revenues	$46,504	$44,553

Consolidated net revenues increased approximately $1,951 or 4% compared with the same period last year. The increase in revenue was primarily due to the work performed related to Hurricane Sandy.  Management has taken significant action during the course of the year to improve both revenue growth and profitability, including the termination or replacement of senior management.   The current management of the Company believes that the changes will eliminate several of the ongoing issues and strengthen the Company’s revenue potential.

Cost of Contract Services

Consolidated cost of contract services are comprised of the following:

	Year Ended September 30,
(In Thousands)	2013	2012

Industrial contract services	$26,058	$23,368
Professional contract services	6,260	7,363

Consolidated cost of contract services	$32,318	$30,731

Cost of services includes wages and related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the year ended September 30, 2013, increased by approximately 5% to approximately $32 million compared with the prior year of approximately $31 million.  Cost of contract services, as a percentage of contract revenue, for the year ended September 30, 2013, remained consistent with the prior year.  There have been significant increases in the workers compensation rates in Ohio, however this was offset in 2013 from a $410,000 rebate received from the Ohio Bureau of Workers Compensation.  The Company is in the process of increasing our rates in 2014 to account for the increases in workers compensation and the Affordable Care Act costs, however management believes that the overall gross margin will decrease as the Company will not be able to increase the rates and maintain the same profit as it has in the past.

Gross Profit percentage by segment:

Gross Profit Margin %	Year Ended September 30, 2013	Year Ended September 30, 2012
Direct hire placement services	100%	100%
Industrial contract services	14.3%	14.2%
Professional contract services	33.2%	28.4%
Combined Gross Profit Margin % (1)	30.5%	31.0%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.
•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.
•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.
•	Recruitment advertising, which includes the cost of identifying job applicants.
•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

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

Selling, general and administrative expenses for the year ended September 30, 2013, increased by approximately $1.3 million to approximately $15.2 million as compared to the prior year of approximately $13.9 million.  The increase was primarily related to the significant increase in professional fees and a one-time expense for terminated employees and the San Mateo terminated lease. Management expects these higher than normal expenses to be significantly reduced in the first quarter of fiscal 2014 and overall expenses are not expected to continue to grow at a higher pace than revenue and should decrease significantly once the Company is able to capitalize on the consolidation of the acquisitions.

Amortization of intangible assets

For the year ended September 30, 2013, there was a decrease in the amortization of intangible assets of approximately $74,000 which was primarily due to the impairment of a long term intangible asset in the prior year.   During the year ended September 30, 2012, the Company wrote off the intangible assets and goodwill of approximately $274,000 related to the Agricultural Division due to the loss of a large customer in 2012.

Interest expense

Interest expense for the year ended September 30, 2013, increased $47,000, or 23% compared with the prior year primarily as a result of higher borrowings.

Discontinued Operations

As a result of terminating our Agricultural Division in July of 2013, we have reclassified the operations of that division to loss from discontinued operations, in the accompanying statement of operations.  For the years ended September 30, 2013 and 2012 the Company recognized a loss of $324,000 and $109,000, respectively, for this division.  There continues to be approximately $238,000 of accounts receivable related to this division that management believes will be collected in 2014, however, if we are unable to collect this receivable, it would result in an additional $238,000 of expense.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the year ended September 30, 2013	For the year ended September 30, 2012
Cash flows (used in) provided by operating activities	$(1,112)	$204
Cash flows used in investing activities	$(341)	$(511)
Cash flows provided by financing activities	$1,413	$466

As of September 30, 2013, the Company had cash and cash equivalents of $361,000, which was a decrease of approximately $3,000 from approximately $364,000 at September 30, 2012.  Negative working capital at September 30, 2013 was approximately $781,000, as compared to net working capital of approximately $541,000 for September 30, 2012.  The Company’s current ratio was approximately 0.91, a decrease of approximately 0.19 from the prior year.  Shareholders’ equity as of September 30, 2013, was approximately $2,613,000 which represented approximately 23% of total assets. The net loss for the year ended September 30, 2013, was approximately $1,890,000.

Net cash (used in) provided by operating activities for the years ended September 30, 2013 and 2012 was approximately ($1,071,000) and $95,000, respectively.  The fluctuation is due to the significant loss sustained during the year ended September 30, 2013.

Net cash used in investing activities for the years ended September 30, 2013 and 2012 was ($345,000) and ($511,000) respectively. The decrease was due to a higher amount of property and equipment acquired in the prior year and payments in 2012 for a prior year acquisitions. The Company used cash to acquire equipment in the amount of approximately $191,000, net of a sale lease back agreement the Company entered into during the year.

Net cash flow provided by financing activities for the year ended September 30, 2013 was $1,413,000 compared to $466,000 in the year ended September 30, 2012. Fluctuations in financing activities are attributable to the level of borrowings.

All of the Company’s office facilities are leased.  As of September 30, 2013, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $1.9 million.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company (“Buyer”).

The Company agreed to pay the Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payment terms and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000.  During the year ended September 30, 2013, the Company paid $200,000 of the cash consideration noted above. The Company has accrued $350,000 at September 30, 2013, for the balance of the liability, however has elected to pay the remaining amount over two years.  The total payments over the two years will be approximately $450,000 with the additional $100,000 to be recorded as interest expense.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, Herbert F. Imhoff, Jr., the Company’s then Chairman and Chief Executive Officer retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to Mr. Imhoff, Jr. for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000. As of September 30, 2013, $135,000 remains payable under this agreement and is included in accrued compensation on the Company’s balance sheet. On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company, however he will continue to receive his monthly payments related to the accrued compensation of $135,000.

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP (“Keltic”) that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”).  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), interest is paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of debt owed to Wells Fargo and fees from Wells Fargo related to the early termination of their debt agreement.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid prior to the closing of the Note or will be paid over the next six months. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  The Keltic facility includes certain covenants which require compliance until termination of the agreement.

The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The Fiscal Quarter ending on December 31, 2013, to be less than Three Hundred Seventy Thousand and 00/100 Dollars ($370,000.00);

(b) The six (6) consecutive calendar month period ending on March 31, 2014, to be less than Seven Hundred Fifteen Thousand and 00/100 Dollars ($715,000.00);

(c) The nine (9) consecutive calendar month period ending on June 30, 2014, to be less than One Million One Hundred Thirty Thousand and 00/100 Dollars ($1,130,000.00);

(d) The Fiscal Year ending on September 30, 2014, to be less than One Million Three Hundred Thousand and 00/100 Dollars ($1,300,000.00); and

(e) For any period commencing on or after October 1, 2014, no less than such amounts as are established by Lender for such period based on the annual financial projections including such period delivered by Borrower pursuant the agreement.  Borrower acknowledges and agrees that the above EBITDA covenant levels, and Lender’s adjustment in accordance with the preceding sentence, have been established by Lender based on Borrower’s operations as conducted on the Effective Date, and that any material change to such operations, whether by Strategic Acquisition or otherwise, will necessitate an adjustment by Lender of the above EBITDA covenant levels, and that Lender will make such adjustments in Lender’s permitted discretion.

As of the date of this report, the Company was in compliance with all administrative and financial covenants.

The Company believes that the borrowing availability under the Keltic facility will be adequate to fund the working capital needs. In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. In addition, as discussed above, the Company entered into the Keltic facility to provide working capital financing.

Due to the LEED HR purchasing a majority ownership during fiscal 2012 and the resulting change in control, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company.  Management believes with current cash flow from operations and the availability under the Keltic facility, the Company will have sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2013 and 2012, and during the two years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Estimates and Assumptions

Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the consolidated financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, deferred income tax valuation allowances, accounts receivable allowances, accounting for acquisitions and evaluation of impairment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $272,000 and $259,000 is considered necessary as of September 30, 2013, and September 30, 2012, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.   Based on management’s review of accounts receivables related to discontinued operations, an allowance of approximately $35,000 is considered necessary as of September 30, 2013.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired in the acquisitions of DMCC Staffing, LLC, RFFG of Cleveland, LLC, and Ashley Ellis, LLC. The Company assesses goodwill for impairment at least annually.  Testing Goodwill for Impairment, which allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

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

Segment Data

The Company had three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services until July 15, 2011, when the Company stopped performing these services.  These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations until October 1, 2012, when the management services were discontinued. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments. We did not provide management services during the year ended September 30, 2013, and management does not currently intend to provide management services in the future.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force).  ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years.   The Company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

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
Naperville, Illinois

We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. as of September 31, 2013 and 2012, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with US generally accepted accounting principles

/s/ FRIEDMAN LLP

New York, New York
January 13, 2014

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	September 30, 2013	September 30, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$361	$364
Accounts receivable, less allowances (2013 - $272; 2012 - $259)	6,697	6,164
Other current assets	416	246
Assets of discontinued operations, less allowances (2013 - $35)	238	608
Total current assets	7,712	7,382
Property and equipment, net	530	507
Goodwill	1,106	1,106
Intangible assets, net	1,884	2,204
TOTAL ASSETS	$11,232	$11,199
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,734	$2,404
Accounts payable	1,015	173
Accrued compensation	2,733	3,033
Other current liabilities	981	1,196
Liabilities from discontinued operations	30	35
Total current liabilities	8,493	6,841
Long-term liabilities	126	253
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 22,799 shares at September 30, 2013 and 21,699 shares at September 30, 2012	10,851	10,453
Accumulated deficit	(8,238)	(6,348)
Total shareholders' equity	2,613	4,105
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,232	$11,199

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended September 30,
	2013	2012

NET REVENUES:
Contract staffing services	$39,187	$37,338
Direct hire placement services	7,317	7,215
NET REVENUES	46,504	44,553
Cost of contract services	32,318	30,731
Selling, general and administrative expenses	15,173	13,852
Amortization of intangible assets	320	394
Loss on impairment of intangible assets and goodwill	-	274
LOSS FROM OPERATIONS	(1,307)	(698)
Interest expense	251	204
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(1,558)	(902)
Provision for income tax	(8)	-
LOSS FROM CONTINUING OPERATIONS	$(1,566)	$(902)
Loss from discontinued operations	$(324)	$(109)
NET LOSS	$(1,890)	$(1,011)
BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(0.07)	$(0.04)
From discontinued operations	$(0.01)	$(0.01)
Total net loss per share	$(0.09)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	21,969	21,699

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

	Common Stock		Accumulated	Total Shareholders'
	Shares	Amount	Deficit	Equity

Balance, September 30, 2011	21,699	$10,031	$(5,337)	$4,694

Stock compensation expense	-	422	-	422

Net loss	-	-	(1,011)	(1,011)

Balance, September 30, 2012	21,699	$10,453	$(6,348)	$4,105

Issuance of common stock	1,100	330	-	330

Stock compensation expense	-	68	-	68

Net loss	-	-	(1,890)	(1,890)

Balance, September 30, 2013	22,799	$10,851	$(8,238)	$2,613

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,890)	$(1,011)
Loss from discontinued operations	(324)	(109)
Loss from continuing operations	(1,566)	(902)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	485	546
Loss on impairment of goodwill	-	173
Loss on impairment of other intangible assets	-	101
Stock compensation expense	68	422
Provision for doubtful accounts	142	491
Loss on sale of fixed assets	78	-
Changes in operating assets and liabilities -
Accounts receivable	(675)	(648)
Accounts payable	842	(312)
Accrued compensation	(300)	677
Other current items, net	(59)	(164)
Long-term liabilities	(127)	(180)
Net cash (used in) provided by operating activities - Continuing Operations	(1,112)	204
Net cash provided by (used in) operating activities - Discontinued Operations	41	(109)
Net cash (used in) provided by operating activities	(1,071)	95

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(191)	(261)
Partial payment of earn-out	(150)	(50)
Acquisition of Ashley Ellis	-	(200)
Net cash used in investing activities - Continuing Operations	(341)	(511)
Net cash used in investing activities - Discontinued Operations	(4)	-
Net cash used in investing activities	(345)	(511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale lease back	122	-
Payments on Capital Lease	(39)	-
Net proceeds from short-term debt	1,330	466
Net cash provided by financing activities	1,413	466

Net change in cash and cash equivalents - Continuing Operations	(40)	159
Net change in cash and cash equivalents - Discontinued Operations	37	(109)

Cash and cash equivalents at beginning of year - Continuing Operations	364	314

Cash and cash equivalents at end of year	$361	$364

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$248	$182
Cash paid for taxes	$8	$-

Non-Cash Investing and Financing Activities:
Property and equipment additions purchased by capital lease	$194	$-
Non-cash payment of earn-out	$330	$-

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

General Employment Enterprises, Inc. (the “Company,” “we,” “our” or “us”) provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s agricultural staffing services provided agricultural workers for farms and groves, until July 7, 2013, when the Company ceased operations within its Agricultural Division, terminated all the division’s employees and began the process of liquidating all assets of this Division.  The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania. There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2013 or in fiscal 2012.

The Company has experienced significant losses in the past. Management has implemented a strategy which included cost reduction efforts, closure of the Agricultural Division as well as identifying strategic acquisitions, financed primarily through the issuance of stock, to improve the overall profitability and cash flows of the Company. The Company entered into a three year revolving credit agreement with Keltic to provide working capital financing. The agreement allows Keltic to advance the Company funds based on a percentage of eligible invoices.

In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company.  Management believes with current cash flow from operations and the availability under the Keltic loan agreement, the Company will have sufficient liquidity for the next 12 months.

2. Significant Accounting Policies and Estimates

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

The provision for falloffs and refunds, which is reflected in the consolidated statements of operations as a reduction of placement service revenues, was $969,000 in fiscal 2013 and $1,026,000 in fiscal 2012.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At September 30, 2013, and September 30, 2012, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012, due to a temporary federal program in effect from December 31, 2010, through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $272,000 and $259,000 is considered necessary as of September 30, 2013, and September 30, 2012, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.   Based on management’s review of accounts receivables related to discontinued operations, an allowance of approximately $35,000 is considered necessary as of September 30, 2013.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the years ended September 30, 2013 and 2012. For property and equipment included in current asset of discontinued operations in the accompanying balance sheet the Company has ceased recording depreciation expense.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired in the acquisitions of DMCC Staffing, LLC, RFFG of Cleveland, LLC, and Ashley Ellis, LLC (“Ashley Ellis”). The Company assesses goodwill for impairment at least annually.  Testing Goodwill for Impairment, which allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short term nature. The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 4.

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of approximately 47,000 and 117,000 were excluded from the computation of diluted earnings per share for the years ended September 30, 2013 and 2012, respectively, because their effect is anti-dilutive.

 Reclassification

Certain reclassifications have been made to the financial statements as of and for the year ended September 30, 2012 to conform to the presentation as of and for the year ended September 30, 2013.

Advertising Expenses

The majority of the Company’s advertising expense budget is used to support the Company’s business.  Most of the advertisements are in print or internet media, with expenses recorded as they are incurred.  For the years ended September 30, 2013 and 2012, included in selling, general and administrative expenses was advertising expense totaling approximately $733,000 and $869,000, respectively.

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

Discontinued operations

A discontinued operation is a component of an entity that has either been disposed of or that is classified as held for sale, which represents a separate major line of business or geographical area of operations and is part of a single coordinated plan to dispose of a separate line of business or geographical area of operations. In accordance with the rules regarding the presentation of discontinued operations, the assets, liabilities and activity of our agricultural business have been reclassified as a discontinued operation for all periods presented.

Segment Data

The Company had three operating business segments a) Contract staffing services, b) Direct hire placement services and c) Management services until July 15, 2011, when the Company stopped performing these services.  These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations until October 1, 2012, when the management services were discontinued. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments. We did not provide management services during the year ended September 30, 2013, and management does not currently intend to provide management services in the future.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740):  Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force).  ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years.   The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations.

Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment

Property and equipment consisted of the following as of September 30:

	Useful Lives	September 30,	September 30,
(In thousands)		2013	2012

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,325	2,311
Total property and equipment, at cost		3,772	3,758
Accumulated depreciation and amortization		(3,242)	(3,240)
Property and equipment, net		530	518
Less: Property and equipment, net from discontinued operations		$-	$(11)
Property and equipment, net		$530	$507

Disposals of property and equipment, consisting primarily of fully-depreciated office furniture, a vehicle and equipment, had an original cost of approximately $28,000 and $16,000 in fiscal 2013 and 2012, respectively.  Leasehold improvements are amortized over the term of the lease.

During the year, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%.   At September 30, 2013, approximately $72,000 is current and included in other current liabilities and approximately $83,000 is included in other long term liabilities.   The terms are 30 months and totaled approximately $155,000 at September 30, 2013 and are as follows: fiscal 2014 - $72,000, fiscal 2015 - $83,000.

Depreciation expense for the year ended September 30, 2013 and 2012 was approximately $165,000 and $152,000, respectively.

4. Goodwill and Intangible Assets

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

The loss of a significant customer by Onsite during the year ended September 30, 2012, had a negative effect on future earnings and cash flows from operations, and is a factor indicating the possibility of future impairment to the Company’s goodwill. The Company has determined that based on expected future cash flows there was an impairment of the related intangible assets of $101,000 and goodwill of approximately $173,000.

Intangible Assets

As of September 30, 2013
(In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Customer Relationships	$2,690	$816	$0	$1,874
Trade Name	17	7	0	10

	$2,707	$823	$0	$1,884

As of September 30, 2012
(In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Non-Compete	$89	$48	41	$—
Customer Relationships	2,913	662	60	2,191
Management Agreement	1,396	270	1,126	—
Trade Name	17	4	—	13

	$4,415	$984	$1,227	$2,204

Amortization expense was approximately $320,000 and $394,000 for the years ended September 30, 2013 and 2012, respectively.

The non-compete agreements were and trade names are amortized on a straight – line basis over the estimated useful life of five years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to ten years. The management agreement intangible was being amortized over the five year term of the agreement. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $320,000 in 2014, $320,000 in 2015, $320,000 in 2016, $320,000 in 2017 and $320,000 in 2018 and $284,000 thereafter.

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

During the year ended, September 30, 2013, the Company did not record any impairment of intangible assets.

During the year ended, September 30, 2012, the Company recorded an impairment charge of approximately $101,000 for the remaining unamortized amount of the non-compete and a certain amount of the customer relationship intangible asset related to the agricultural operation. In addition, the Company recorded an impairment charge of approximately $173,000 related to the goodwill of the agriculture operation. The impairment charge represented the difference between the fair value and the carrying value of the intangible assets.   The Agricultural Division has been operating at a loss since the loss of a major customer in 2012 and management has decided that the Agricultural Division was not a core business in the future operations of the Company and has discontinued operations as of July 7, 2013, and has liquidated all of the divisions assets, other than approximately $238,000 of accounts receivable.

5. Short-term Debt

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”) which has been subsequently amended. The AR Credit Facility as amended, provided for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of 0.5%) plus 5.25% (effective rate was 5.75% as of September 30, 2012). Under the terms and subject to the conditions in the agreement, Wells Fargo could determine which receivables are eligible receivables, could determine the amount advanced on any such receivables, and could require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility on demand. Wells Fargo also had the right to require the Company to repurchase receivables that remained outstanding 90 days past their invoice date. The Company continued to be responsible for the servicing and administration of the receivables purchased and carried the receivables and any outstanding borrowings on its consolidated balance sheet.  The Company paid off the entire outstanding balance of the Wells Fargo credit facility as of September 27, 2013.

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP (“Keltic”) that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”).  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company expects to incur certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid prior to the closing of the Note or will be paid over the next six months. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  The Keltic facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants.

As of September 30, 2013, the availability under the Keltic facility was approximately $1,362,000 and the outstanding borrowings, which are classified as short-term debt on the consolidated balance sheet, were approximately $3,734,000. Total interest expense related to the lines of credit for the years ending September 30, 2013, and September 30, 2012 approximated $174,000 and $176,000, respectively.

The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The Fiscal Quarter ending on December 31, 2013, to be less than Three Hundred Seventy Thousand and 00/100 Dollars ($370,000.00);

(b) The six (6) consecutive calendar month period ending on March 31, 2014, to be less than Seven Hundred Fifteen Thousand and 00/100 Dollars ($715,000.00);

(c) The nine (9) consecutive calendar month period ending on June 30, 2014, to be less than One Million One Hundred Thirty Thousand and 00/100 Dollars ($1,130,000.00);

(d) The Fiscal Year ending on September 30, 2014, to be less than One Million Three Hundred Thousand and 00/100 Dollars ($1,300,000.00); and

(e) For any period commencing on or after October 1, 2014, no less than such amounts as are established by Lender for such period based on the annual financial projections including such period delivered by Borrower pursuant the agreement.  Borrower acknowledges and agrees that the above EBITDA covenant levels, and Lender’s adjustment in accordance with the preceding sentence, have been established by Lender based on Borrower’s operations as conducted on the Effective Date, and that any material change to such operations, whether by Strategic Acquisition or otherwise, will necessitate an adjustment by Lender of the above EBITDA covenant levels, and that Lender will make such adjustments in Lender’s permitted discretion.

As of the date of this report, the Company was in compliance with all administrative and financial covenants.

6. Other Current Liabilities

Other current liabilities consisted of the following:
	September 30,
(In Thousands)	2013	2012

Accrued expenses	$482	$282
Capital lease	72	-
Earn-out liability	350	834
Deferred rent	77	80

Total other current liabilities	$981	$1,196

7. Long-Term Liabilities

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration. During fiscal year 2009, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded a charge to operations in the amount of $280,000 based on a quoted market price of $0.56 per share on the date of the award. On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of September 30, 2013, the liability for future payments was reflected on the consolidated balance sheet as short term accrued compensation $135,000.   Included in long-term liabilities as of September 30, 2013 are capital leases as disclosed in Note 3 and deferred rent.

8. Common Stock

The Amended and Restated Purchase agreement with RFFG required the issuance of 1.1 million shares of common stock.  The stock was officially issued on July 2, 2013.  The stock price on July 2, 2013 was $0.2999 and there were shares traded that day at that price, for a total value of $329,890.

On September 9, 2013 the shareholders approved the increase of common shares authorized to be issued by the Company from 50,000,000 to 200,000,000 and preferred shares from 1,000,000 to 20,000,000.

9. Stock Option Plans

As of September 30, 2013, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan.  All four plans were approved by the shareholders.  The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans.  During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting and as of September 30, 2013 there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan.  As of September 30, 2013, there were no shares available for issuance under the 2011 Company Incentive Plan.  The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees.  Vesting periods are established by the Compensation Committee at the time of grant.  All stock options outstanding as of September 30, 2013 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

On July 23, 2013, the Board of Directors approved the Company’s 2013 Incentive Stock Plan (the “2013 Plan”), and resolved to cease issuing securities under all prior Company equity compensation plans.  The 2013 Plan was approved by the Company’s shareholders at the Annual Meeting of Stockholders on September 9, 2013.  The purpose of the 2013 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock.  The 2013 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2013 Plan (the “Committee”).  The Committee has full authority to administer and interpret the provisions of the 2013 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an Award made under the 2013 Plan.  The maximum number of shares that may be granted under the 2013 Plan is 10,000,000.  This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

A summary of stock option activity is as follows:
	Year Ended September 30,
(Number of Options in Thousands)	2013	2012

Number of options outstanding:
Beginning of year	1,747	301
Granted	108	1,747
Exercised	—	—
Terminated	(377)	(301)

End of year	1,478	1,747

Number of options exercisable at end of year	1,418	1,658
Number of options available for grant at end of year	10,000	1,201

Weighted average option prices per share:
Granted during the year	$.49	$.41
Exercised during the year	—	—
Terminated during the year	.40	—
Outstanding at end of year	.40	.38
Exercisable at end of year	.41	.40

Stock options outstanding as of September 30, 2013 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $1.00	1,463	$.40	1,403	$.41	7
$1.01 to 2.39	15	$2.39	15	$2.39	4

As of September 30, 2013, the aggregate intrinsic value of outstanding stock options and exercisable stock options was approximately $0.23 per share.

The average fair value of stock options granted was estimated to be $0.43 per share in fiscal 2013 and $0.26 per share in fiscal 2012.  This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2013	2012

Expected option life (years)	10.0	5.0
Expected stock price volatility	94%	76%
Expected dividend yield	—%	—%
Risk-free interest rate	2.64% to 1.86%	.91%

Stock-based compensation expense attributable to stock options was $68,000 and $422,000 in 2013 and 2012, respectively.  As of September 30, 2013, there was approximately $2,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 1.5 years.

10. Income Taxes

The components of the provision for income taxes are as follows:
	Year Ending September 30,
(In Thousands)	2013	2012

Current tax provision	$—	$—
Deferred tax provision (credit) related to:
Temporary differences
Stock option expense	21	74
Deferred compensation expense	(63)	(60)
Vacation expense	18	39
Intangible assets	37	94
Allowance for doubtful accounts	(27)	46
Other	(36)	(45)
Loss carryforwards	(664)	(194)
Valuation allowances	714	46

Provision for income taxes	$—	$—

The differences between income taxes calculated at the statutory U.S. federal income tax rate and the Company’s provision for income taxes are as follows:

	Year Ended September 30,
(In Thousands)	2013	2012

Income tax provision at statutory federal tax rate	$22	$50
Valuation allowance	(14)	(50)

Provision for income taxes	$8	$—

The net deferred income tax asset balance related to the following:
	Year Ended September 30,
(In Thousands)	2013	2012

Temporary differences
Stock option Expense	$326	$217
Deferred compensation expense	(59)	120
Vacation expense	69	30
Intangible assets	107	107
Allowance for doubtful accounts	74	104
Other	(49)	85
Net operating loss carryforwards	4,292	3,560
Valuation allowances	(4,760)	(4,223)

Net deferred income tax asset	$—	$—

As of September 30, 2013, there were approximately $10,800,000 of losses available to reduce federal taxable income in future years through 2032, and there were approximately $9,500,000 of losses available to reduce state taxable income in future years, expiring from 2014 through 2032.  Due to common stock transactions in the prior years, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  As of September 30, 2013 and 2012, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years.  The Company also considered whether there was any currently available information about future years.  Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.  Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past.  Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income.  The Company determined that it is more likely than not that all of the deferred tax assets will not be realized.  Accordingly, the Company maintained a full valuation allowance as of September 30, 2013 and 2012.

As a result of continuing losses, we have determined that it is more likely than not that we will not realize the benefits of the deferred tax assets and therefore we have recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero.  The valuation allowance increased by $537,000 and $46,000 in 2013 and 2012, respectively.

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state tax authorities. We are not currently under examination in any federal or state jurisdiction.

11. Contingencies and Commitments

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company (“Buyer”).

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000.  During the year ended September 30, 2013, the Company paid $200,000 of the cash consideration noted above. The Company has accrued $350,000, which is included in other current liabilities on the consolidated balance sheet at September 30, 2013, for the liability, however has elected to pay the remaining amount over two years.  The total payments will be approximately $450,000 with additional $100,000 to be recorded as interest expense.

During the year, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%.   At September 30, 2013, approximately $72,000 is included in other current liabilities and approximately $83,000 in other long term liabilities.   The terms are 30 months and the payments totaled approximately $155,000 at September 30, 2013 and are due as follows: fiscal 2014 - $72,000 and fiscal 2015 - $83,000.

On August 13, 2013 the Company entered into an employment agreement with Andrew J. Norstrud.   The Employment Agreement provides for a three-year term ending on March 29, 2016, unless employment is earlier terminated in accordance with the provisions thereof.  Mr. Norstrud is to receive a starting base salary at the rate of $200,000 per year, which can be adjusted by the Compensation Committee.  Mr. Norstrud is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Compensation Committee.

12. Leases

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

Rent expense was $ 1,087,000 in fiscal 2013 and $1,028,000 in fiscal 2012.  As of September 30, 2013, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $1,875,000, as follows: fiscal 2014 - $793,000, fiscal 2015 - $551,000, fiscal 2016 - $289,000, fiscal 2017 - $159,000 and thereafter - $83,000.

In August of 2013, the Company executed a termination agreement for the San Mateo office, which has not been in operation for the past eight months.  This termination required the Company to pay approximately $25,000, which has been accrued as of September 30, 3013 and was subsequently paid.  This termination will relieve the Company of approximately $80,000 of additional lease payments over the next two years.

13. Segment Data

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

	Fiscal Year Ended
	September 30,
(In Thousands)	2013	2012

Direct Hire Placement Services
Revenue	$7,317	$7,215
Placement services gross margin	100%	100%
Operating loss	(2,226)	(1,701)
Depreciation & amortization	224	237
Accounts receivable – net	625	980
Intangible assets	347	465
Goodwill	24	24
Total assets	4,810	2,727

Contract Staffing Services
Industrial services revenue	$29,816	$28,206
Professional services revenue	9,371	9,132
Industrial services gross margin	12.61%	17.15%
Professional services gross margin	33.19%	19.38%
Operating income (loss)	$660	$799
Depreciation and amortization	261	309
Accounts receivable – industrial services	4,778	4,056
Accounts receivable – professional services	1,294	1,128
Intangible assets	1,537	1,739
Goodwill	1,082	1,082
Total assets	$6,184	$7,865

Consolidated
Total revenue	$46,504	$44,553
Operating loss	(1,566)	(902)
Depreciation and amortization	485	546
Total accounts receivables – net	6,697	6,164
Intangible assets	1,884	2,204
Goodwill	1,106	1,106
Assets from continuing operations	10,994	10,591
Assets from discontinued operations	238	608
Total assets	$11,232	$11,199

14. Discontinued Operations

As of July 7, 2013, the Board of Directors of General Employment Enterprises, Inc. determined that the best course of action related to the Agricultural Division was to terminate operations, to liquidate the Division’s assets, and to focus the business on the light industrial and professional divisions.  On July 7, 2013, all staffing was discontinued and the entire operations of the Agricultural Division were discontinued as of August 1, 2013.  All employees have been terminated and a one-time expense of approximately $100,000 was recognized as of September 30, 2013.

	Years Ended
	September 30,
(In Thousands)	2013	2012

Discontinued Operations
Agricultural services revenue – net	$6,801	$7,852
Agricultural services gross margin	3.3%	4.4%
Agricultural services net loss	(324)	(109)
Accounts receivable net – Agricultural services	238	597
A Fixed assets – Agricultural services	-	10
Total assets – Agricultural services	238	608
Total liabilities – Agricultural services	$30	$35

The Company will continue to pay the former head of the Agricultural Division for a period of six months and sell him the property and equipment for approximately $9,000.   The Company expects to collect the receivables over a period of the next three to nine months.

15. Related Party Transactions

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

None.

Item 9A.	Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by our internal auditors and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS
Executive Officers

The named executive officers and directors of the Company as of January 13, 2014 are as follows:

Name	Age	Position
Andrew J. Norstrud	40	Chief Financial Officer, Principle Executive Officer and Treasurer
Dennis W. Baker	67	Chairman of the Board
Edward Hunter	67	Director
Michael K. Schroering	56	Director
Thomas C. Williams	54	Director

Andrew J. Norstrud – Chief Financial Officer, Treasurer

Mr. Norstrud joined the Company in March 2013.  Prior to joining the Company, Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013.  From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak.  Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc., and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building an exceptional financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies.  Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies.  Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida.  He is a Florida licensed Certified Public Accountant.

Dennis W. Baker – Chairman of the Board

Mr. Baker has served as a Director of the Company since 2000 and became Chairman of the Board in November of 2013. From April 1975 to April 2006, Mr. Baker held various positions with CF Industries Holdings, Inc., a fertilizer manufacturing and distribution company, and most recently served as Treasurer from March 1988 to April 2007, when he retired. During this time, he also held the following titles at CF Industries Holdings, Inc.: Assistant Treasurer, Director of Financial Planning and Budgeting, Manager of Financial Planning, Manager of Budgets and Capital Expenditure Control, Capital Expenditure Control Analyst and Financial Analyst. On May 1, 2011 Mr. Baker was elected to the Board of Directors of CIS World, Inc. Mr. Baker is Chairman of the Audit Committee and is a member of the Compensation and Nominating Committees. The Company believes that Mr. Baker is qualified to sit on the Board of Directors because of his extensive management experience.

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

Michael K. Schroering – Director

Mr. Schroering joined the Company as a director in November 2012 and become the Chairman of the Board and Chief Executive Officer in December 2012. Mr. Schroering resigned as the Chairman of the Board of Directors and Chief Executive Officer on November 3, 2013, but remains a director. Prior to joining the Company, he served as President of The Schroering Company which he founded in 1993. The Schroering Company is a Louisville-based commercial real estate firm specializing in consulting services, site procurement, owner and tenant representation for the sale/leasing of office and industrial space. Other companies under his leadership have been active in real estate development through GlobalPort United, LLC which owns interest in several million square feet of big box warehouse space. Mr. Schroering received a B.A. in Business Administration in Finance and Management from Loyola University (1979) and went to the University of Louisville School of law (1979 – 1981).

Thomas C. Williams – Director

Mr. Williams has served as a director of the Company since July 2009. Since 2005, Mr. Williams has served as acting Vice Chairman of Capital Management of Bermuda (previously Travelers of Bermuda), a company providing pension benefits for expatriates who have worked outside the U.S. and accrued benefits towards their retirement which are not covered by their domestic pension plans. Additionally, Mr. Williams has served as the Chief Executive Officer of Innova Insurance Ltd., a Bermuda based insurer, which provides extension risk to the Capital Markets on life insurance related assets from 2005 to 2009 when it was acquired.  Mr. Williams is Chairman of the Nominating Committee and is a member of the Audit and Compensation Committees. The Company believes that Mr. Williams is qualified to sit on the Board of Directors because of his significant management experience.

All executive officers are elected annually by the Board of Directors at the first meeting of the Board of Directors held following each Annual Meeting of Shareholders, and they hold office until their successors are elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership (typically, Forms 3, 4 and/or 5) of such equity securities with the SEC. Such entities are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) reports.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended September 30, 2013 and 2012, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing.

Board of Directors Leadership Structure and Role in Risk Oversight

Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the management brings company-specific experience and expertise. The Board of Directors believes that a board of directors combined with independent board members and management is in the best interest of shareholders because it promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance.  The Company’s Chief Executive Officer and Chairman, Mr. Schroering, resigned both positions on November 3, 2013, but remains a director.  Mr. Baker assumed the position of Chairman upon Mr. Schroering’s resignation.

The Board of Directors does not have a lead independent director.  The Board of Directors provides overall risk oversight for the Company as part of its normal, ongoing responsibilities. It receives reports from Mr. Schroering and other members of senior management on a periodic basis on areas of risk facing the Company. In addition, Board of Directors committees oversee specific elements of risk or potential risk.

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

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action between scheduled meetings. The Board of Directors held twenty meetings during the last fiscal year. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders.  There are three standing committees of the Board of Directors, which are the Nominating Committee, the Audit Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors.  The Nominating Committee met once during 2013.

The Company does not have a policy regarding the consideration of diversity, however defined, in identifying nominees for director. Instead, in evaluating candidates to serve on the Company’s Board of Directors, consideration is given to the level of experience, financial literacy and business acumen of the candidate. In addition, qualified candidates for director are those who, in the judgment of the Nominating Committee, have significant decision-making responsibility, with business, legal or academic experience. The Nominating Committee will consider recommendations for Board of Directors candidates that are received from various sources, including directors and officers of the Company, other business associates and shareholders, and all candidates will be considered on an equal basis, regardless of source.

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at 184 Shuman Blvd., Suite 420, Naperville, Illinois 60563. Submissions must be in accordance with the Company’s By-Laws and include: (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee; (b) the name, address and number of shares beneficially owned by the shareholder; (c) the name, address and contact information of the candidate being recommended; (d) a description of the qualifications and business experience of the candidate; (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder; and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of three independent directors: Thomas C. Williams (Chairman), Dennis W. Baker, and Edward Hunter.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is not available on the Company’s website. A copy of the Nominating Committee Charter was attached as an appendix to the proxy statement prepared in connection with the February 10, 2011, Annual Meeting of Shareholders.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met nineteen times during fiscal 2013.

The Audit Committee is presently composed of three independent directors: Dennis W. Baker (Chairman), Edward Hunter and Thomas C. Williams. The Board of Directors has determined that Mr. Baker, Mr. Hunter and Mr. Williams are all considered an “audit committee financial expert” as defined by rules of the SEC.  The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is not available on the Company’s website. A copy of the Audit Committee Charter is attached as appendix A to the proxy filed with the SEC on January 27, 2012.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants, but has not done so. The Compensation Committee met seven times during fiscal 2013.

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

The Compensation Committee is presently composed of three independent directors: Edward Hunter (Chairman), Dennis W. Baker, and Thomas C. Williams.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is not available on the Company’s website. A copy the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the March 22, 2010, Annual Meeting of Shareholders.

Shareholder Communications

The Board of Directors has established a procedure by which shareholders of the Company can communicate with the Board of Directors. Shareholders interested in communicating with the Board of Directors as a group or with individual directors may do so, in writing. Correspondence to the directors should be sent by regular mail c/o the Secretary, General Employment Enterprises, Inc., 184 Shuman Blvd, Suite 420, Naperville, Illinois 60563. Any such correspondence will be reviewed by the Secretary, who will then forward it to the appropriate parties. Communications that are solicitations or deemed to be irrelevant to the Board of Directors’ responsibilities may be discarded, at the discretion of the Secretary.

The Company has a code of ethics that applies to all of its directors and employees, including its principal executive officer, principal financial officer and principal accounting officer.  The code of ethics is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Salvatore J. Zizza	2013	––		––	––		––	––	––	––
former Chief Executive Officer	2012	120,000		––	76,500	(1)	––	––	––	196,500
and Chairman of the Board(2)

Brad Imhoff(3)	2013	190,000		––	––		––	––	––	190,000
Former Chief Operating Officer and President, Professional Staffing Division	2012	180,000		––	––		––	––	2,500	182,500

Andrew Norstrud (4)	2013	126,000		––	––		––	––	63,000	189,000
Chief Financial Officer and Treasurer

Michael Schroering (5)
Former Chief Executive Officer and Chairman	2013	40,000		––	––		––	––	––	40,000

(1)	Includes an option to purchase 300,000 shares of common stock at a price of $0.41 per share, granted on February 22, 2012. Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable. In connection with Mr. Zizza’s retirement, the Board of Directors agreed to extend the period during which Mr. Zizza can exercise his stock options that are vested from one year to eighteen months from the date of his retirement on December 26, 2012.
(2)	As of December 26, 2012, Mr. Zizza retired from all positions with the Company.
(3)	On August 31, 2011, Brad Imhoff was appointed Chief Operating Officer and President of the Professional Staffing Division. Brad Imhoff’s employment with the Company ceased on July 15, 2013.
(4)	Mr. Norstrud became the Company’s Chief Financial Officer and Treasurer on March 28, 2013. Mr. Norstrud was a consultant during the year and charged the Company approximately $63,000 for those services through his consulting business, Norco Accounting & Consulting. Since November of 2013, Mr. Norstrud has also been the Principle Executive Officer.
(5)	Mr. Schroering served as the Company’s Chief Executive Officer and Chairman from November 24, 2012, until November 3, 2013. Mr. Schroering remains a director.

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

On December 26, 2012, Mr. Zizza informed the Board of Directors that he was retiring from all positions with the Company, effective immediately.  Under the terms of the Zizza Employment Agreement, Mr. Zizza continued to receive his base salary of $10,000 per month through August 31, 2013.  Additionally, the Board of Directors agreed to extend the period during which Mr. Zizza can exercise his stock options that are vested and outstanding as of December 26, 2012 from one year to eighteen months from the date of his retirement.  As of December 26, 2012, Mr. Zizza had options to purchase 300,000 shares of the Company’s common stock vested and outstanding.

Brad A. Imhoff: In connection with Brad A. Imhoff’s appointment as Chief Operating Officer of the Company, the Company entered into an employment agreement (the “Imhoff Employment Agreement”) and a change of control agreement (the “Imhoff Change of Control Agreement”) with Brad A. Imhoff, each dated as of August 31, 2011. The Imhoff Employment Agreement provides for a three-year term ending on September 1, 2014, unless Mr. Imhoff’s employment is earlier terminated in accordance with the provisions thereof. Brad A. Imhoff is to receive a base salary at the rate of $180,000 per year for the term of the Imhoff Employment Agreement. Brad A. Imhoff is also entitled to receive an annual bonus equal to 10% of the increase in profits earned by the Company’s Professional Staffing Division over the prior fiscal year minus an agreed upon corporate allocation and not including any profits of acquired entities or assets until the applicable earnout periods related thereto have expired. The fiscal year ending September 30, 2011 will be used as the first baseline to determine the profitability bonus and will be used in subsequent years to determine the profitability bonus to the extent that profits in subsequent years are less than profits for the fiscal year ending September 30, 2011. Upon the expiration of the term of the Imhoff Employment Agreement or termination of Brad A. Imhoff’s employment by the Company with cause under the circumstances set forth in the Imhoff Employment Agreement, the Company’s obligations are limited generally to paying Brad A. Imhoff his base salary through the termination date.

The term of the Imhoff Change of Control Agreement commenced on August 31, 2011 and will terminate on the earlier of (i) three years following the date of execution; (ii) termination of Brad A. Imhoff’s employment; or (iii) the execution of a written agreement between the Company and Brad A. Imhoff terminating the Imhoff Change of Control Agreement. Under the Imhoff Change of Control Agreement, in the event that the Company terminates Brad A. Imhoff’s employment without Cause or he resigns with Good Reason after a Change of Control (each as defined in the Imhoff Change of Control Agreement), Brad A. Imhoff will receive, subject to his execution of a separation agreement and release of claims in a form reasonably satisfactory to the Company, (i) a lump sum payment equal to all unpaid compensation remaining from the day of separation to the end of the term of the Imhoff Employment Agreement; (ii) continuation of health insurance benefits for six months following his separation from service; (iii) reimbursement for the premiums associated with COBRA for 18 months following the six-month continuation of health insurance period; and (iv) the same percentage of Company-paid group-term life insurance benefits as were provided to Brad A. Imhoff and his family under plans of the Company as of the Change of Control for a total of twenty-four months following the year in which he separates from service.

On June 26, 2013, the Company entered into an Amended and Restated Employment Agreement with Brad A. Imhoff (the “Amended Agreement”).  The Amended Agreement provided that Brad A. Imhoff would serve as the President of the Professional Staffing Division of the Company until July 15, 2013, at which point Brad A. Imhoff’s employment with the Company ceased.  Under the Amended Agreement the Company paid Brad A. Imhoff an annualized based salary of $180,000 per year, and, in the event the Amended Agreement expired at the end of its term, a one-time payment of $12,500 and continued base salary through October 15, 2013.  The Amended Agreement expressly cancelled and voided the Imhoff Change of Control Agreement.

Andrew Norstrud: On August 13, 2013, the Company entered into an employment agreement with Andrew J. Norstrud (the “Norstrud Employment Agreement”).  The Norstrud Employment Agreement provides for a three-year term ending on March 29, 2016, unless employment is earlier terminated in accordance with the provisions thereof.  Mr. Norstrud is to receive a starting base salary at the rate of $200,000 per year which is subject to adjustment by the Compensation Committee.  Mr. Norstrud is to receive options to purchase 200,000 shares of the Company’s common stock in connection with his execution of the Norstrud Employment Agreement, and is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Compensation Committee.  The option has not been granted by the Compensation Committee at September 30, 2013.  The Norstrud Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 9 - Stock Option Plans” in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers during fiscal 2013 and 2012 were at option prices that were equal to the market price on the date of grant, had vesting dates two years or less after the date of grant, and had expiration dates ten years after the date of grant.  Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

     The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $
Salvatore J. Zizza former Chairman of the Board of Directors, Chief Executive Officer	(1)300,000	-	-	0.41	6/25/14	-	-	-	-

Herbert F. Imhoff, Jr. Former President	(1)300,000	-	-	0.41	1/30/14	-	-	-	-
	(2)15,000	-	-	0.73	1/30/14	-	-	-	-

Andrew Norstrud, Chief Financial Officer and Treasurer	-	-	-	-	-	-	-	-	-

Michael Schroering, Former Chief Executive Officer and Chairman	15,000	-	-	0.48	12/19/22	-	-	-	-

(1)	The options vest at the rate of 3,000 every year beginning on September 30, 2012. Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.
(2)	Includes an option to purchase 300,000 shares of common stock at a price of $0.41 per share, granted on February 22, 2012. Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service.

DIRECTOR COMPENSATION

Compensation of Directors

Under the Company’s standard compensation arrangements that were in effect during fiscal 2013, each non-employee director received a monthly retainer of $2,000 with the exception of Mr. Baker who received $2,500 per month. Directors did not receive any additional compensation for attendance at meetings of the Board of Directors or its committees. Employees of the Company did not receive any additional compensation for service on the Board of Directors.

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2013:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)

Dennis W. Baker	30,000	0	30,000
Herbert F. Imhoff, Jr.	8,000	0	8,000
Charles W. B. Wardell III	16,000	0	16,000
Thomas C. Williams	24,000	0	24,000
Michael Schroering (2)	12,000	6,000	18,000
Edward Hunter (2)	24,000	6,000	30,000

(1)	The aggregate number of outstanding option awards at the end of fiscal 2012 were as follows for each of the non-employee directors: Mr. Baker – 330,000; Mr. Imhoff, Jr. – 315,000; Mr. Wardell – 315,000; Mr. Williams – 315,000. Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.
(2)	December 19, 2012, Michael Schroering and Edward Hunter were awarded 15,000 options at an exercise price of $0.40 per share and were immediately exercisable.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 9 - Stock Option Plans” in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Listed in the following table is information concerning persons known to the Company to be beneficial owners of more than five percent of the Company’s outstanding Common Stock, and information concerning the beneficial ownership of the Company’s outstanding Common Stock by each director, director nominee and named executive officer, as defined below, individually, and by all current directors and executive officers as a group. Unless noted otherwise, the named persons have sole voting and dispositive power over the shares listed. Except as noted otherwise, the information is as of January 13, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

LEED HR, LLC and Michael Schroering(2) LEED HR, LLC 2650 East Point Parkway, Suite 280 Louisville, KY 40223	16,041,744	(2)	70.4%

Dennis W. Baker.	373,800	(3)	1.6%

Thomas C. Williams	306,000	(4)	1.3%

Michael Schroering	15,000		*

Andrew J. Norstrud			*

Current directors and executive officers as a group (5 individuals)	16,736,544		73.4%
* Represents less than 1%.

(1)	Based on 22,799,675 shares issued and outstanding as of December 31, 2013.
(2)	Based on the Schedule 13D filed on September 13, 2013 and the Schedule 13D/A filed on September 21, 2012 by each of LEED HR, LLC a Kentucky limited liability company, and Mr. Schroering, which disclosed that LEED HR, LLC owns directly 15,824,410 shares of Common Stock. Mr. Schroering owns directly 199,334 shares of Common Stock. Mr. Schroering is the sole manager of LEED HR, LLC and is the beneficial owner of these shares. By virtue of this relationship, Mr. Schroering may be deemed to beneficially own, the 15,824,410 shares of Common Stock owned directly by LEED HR, LLC.
(3)	Represents (i) 52,800 shares of Common Stock owned, (and (iii) 321,000 shares issuable upon the exercise of stock options that are currently exercisable.
(4)	Represents 306,000 shares issuable upon the exercise of stock options that are currently exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2013 and 2012. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

A representative of Friedman, LLP is expected to be present at the Annual Meeting to respond to appropriate questions and to make a statement if desired.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2013 and 2012:

	Fiscal	Fiscal

Audit fees	$145,000	$350,000
Audit-related fees	18,500	18,000
Tax fees	—	—
All other fees	—	—

“Audit fees” relate to services for the audit of the Company’s consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements included in the Company’s quarterly reports filed with the SEC.

“Audit-related fees” relate to services that are reasonably related to the audit of the Company’s consolidated financial statements and are not included in “audit fees.” These services include audits of the Company’s 401(k) retirement plan and consultations on certain accounting matters.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this report:

No.	Description of Exhibit

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

3.02	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K filed with the Commission on December 6, 2013.

3.03
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

10.03*
Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2010.

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

10.06*
Operational Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2004. Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004, Commission File No. 1-05707.

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

10.22	First Amendment to Account Purchase Agreement dated May 2, 2011. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.23
Second Amendment to Account Purchase Agreement dated as February 15, 2012.  Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 30, 2012, Commission File No. 001-05707.

10.24	Third Amendment to Account Purchase Agreement dated September 25, 2012. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.25	Fourth Amendment to Account Purchase Agreement dated December 14, 2012. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.26	Fifth Amendment to Account Purchase Agreement dated as January 14, 2013. Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

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

10.36	General Employment Enterprises, Inc. 2011 Incentive Plan. Incorporated by reference as Appendix B to the Company’s Proxy Statement dated January 23, 2012, Commission File No. 1-05707.*

10.37	Sixth Amendment to Account Purchase Agreement dated as March 27, 2013. Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.38	Amended and Restated Employment Agreement with Brad A. Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 1, 2013.

10.39	Amended and Restated Employment Agreement with Katy Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 1, 2013.

10.40	Executive Employment Agreement with Andrew Norstrud, dated March 29, 2013. Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q filed with the Commission on August 15, 2013.

10.41
Amendment to Asset Purchase Agreement by and among DMCC Staffing, LLC, RFFG of Cleveland, LLC, the Company and Triad Personnel Services, Inc., dated April 17, 2013.  Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 24, 2013.

10.42
General Employment Enterprises, Inc. 2013 Incentive Stock Plan, effective July 23, 2013.  Incorporated by reference as Exhibit A to the Company’s Proxy Statement dated August 21, 2013, Commission File No. 001-05707.*

10.43
Loan and Security agreement and between Keltic Financial Partners II, LLP and General Employment Enterprises Inc., Triad Personnel Services, Inc., BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the “Loan Agreement”). Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
 (Registrant)

Date: January 13, 2014	By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Principal Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2014	By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
(Principal Executive Officer)

Date: January 13, 2014	By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 13, 2014	By: /s/ Dennis W. Baker
Dennis W. Baker, Chairman of the Board

Date: January 13, 2014	By: /s/ Michael Schroering
Michael Schroering, Director

Date: January 13, 2014	By: /s/ Thomas C. Williams
Thomas C. Williams, Director