Form 10-Q
period 2013-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2014-02-19
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of February 14, 2014 was 22,799,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended December 31, 2013
INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this Form 10-Q Quarterly Report which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “believe”, “will” and “expect.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company’s actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2013, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaduited)
(In Thousands)

	December 31,	September 30,
	2013	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74	$361
Accounts receivable, less allowances (December - $296; September - $272)	6,159	6,697
Other current assets	337	416
Assets of discontinued operations, less allowances (December and September -$35)	234	238
Total current assets	6,804	7,712
Property and equipment, net	505	530
Goodwill	1,106	1,106
Intangible assets, net	1,803	1,884
TOTAL ASSETS	$10,218	$11,232
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$4,110	$3,734
Accounts payable	595	1,015
Accrued compensation	2,389	2,733
Other current liabilities	650	981
Liabilities from discontinued operations	5	30
Total current liabilities	7,749	8,493
Long-term liabilities	81	126
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 22,799 shares at December 31, 2013 and September 30, 2013	10,853	10,851
Accumulated deficit	(8,465)	(8,238)
Total shareholders' equity	2,388	2,613
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,218	$11,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended December 31,

	2013	2012

NET REVENUES:
Contract staffing services	$9,069	$10,861
Direct hire placement services	1,738	2,156
NET REVENUES	10,807	13,017
Cost of contract services	7,612	8,884
Selling, general and administrative expenses	3,221	3,782
Amortization of intangible assets	81	79
INCOME (LOSS) FROM OPERATIONS	(107)	272
Interest expense	(120)	(70)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(227)	202
Provision for income tax	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	(227)	202
Loss from discontinued operations	-	(16)
NET INCOME (LOSS)	$(227)	$186
BASIC INCOME (LOSS) PER SHARE
From continuing operations	$(0.01)	$0.01
From discontinued operations	$-	$-
Total income (loss) per share	$(0.01)	$0.01
DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$(0.01)	$0.01
From discontinued operations	$-	$-
Total income (loss) per share	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	22,799	21,699
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	22,799	22,107

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

	Common Stock		Accumulated	Shareholders'
	Shares	Amount	Deficit	Equity

Balance, September 30, 2012	21,699	$10,453	$(6,348)	$4,105

Issuance of common stock	1,100	330	-	330

Stock compensation expense	-	68	-	68

Net loss	-	-	(1,890)	(1,890)

Balance, September 30, 2013	22,799	$10,851	$(8,238)	$2,613

Stock compensation expense	-	2	-	2

Net loss	-	-	(227)	(227)

Balance, December 31, 2013	22,799	$10,853	$(8,465)	$2,388

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Three Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(227)	$186
Loss from discontinued operations	-	(16)
Net income (loss) from continuing operations	(227)	202
Adjustments to reconcile net income (loss) from continuing operations to cash used in operating activities:
Depreciation and amortization	125	121
Stock compensation expense	2	2
Provision for doubtful accounts	44	32
Loss on abandoment of leashold improvements	44	-
Changes in operating assets and liabilities -
Accounts receivable	494	(825)
Accounts payable	(420)	(52)
Accrued compensation	(344)	(166)
Other current items, net	(177)	50
Long-term liabilities	(45)	(62)
Net cash used in operating activities - Continuing Operations	(504)	(698)
Net cash used in operating activities - Discontinued Operations	(21)	(23)
Net cash used in operating activities	(525)	(721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(51)	(87)
Partial payment of earn-out	(75)	-
Net cash used in investing activities - Continuing Operations	(126)	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	376	691
Payments on capital lease	(12)	-
Net cash provided by financing activities - Continuing Operations	364	691

Net change in cash - Continuing Operations	(266)	(94)
Net change in cash - Discontinued Operations	(21)	(23)

Cash at beginning of year - Continuing Operations	361	364

Cash at end of year	$74	$247

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$101	$60
Cash paid for taxes	$-	$-

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

Liquidity
In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions to be financed primarily through the issuance of common stock, and to improve the overall profitability and cash flows of the Company. The Company entered into a three year revolving credit agreement with Keltic Financial Partners II, LLP (“Keltic”) to provide working capital financing. Management believes with future cash flow from operations and the availability under the Keltic Credit Facility, the Company will have sufficient liquidity for the next 12 months.

The Company is currently in a continuing default under the terms of their line of credit agreement (See Note 6). Keltic has the ability to terminate the lending obligations under the agreement until this continuing default is cured.  As of the date of this report, Keltic continues to lend the Company funds, in the normal course of business under the agreement, without an increase in the rate of interest or any other changes.  Management will continue to work with Keltic to obtain the proper waivers and amendments to the agreement to ensure normal operations are not interrupted, however if management is not able to reasonably negotiate terms with Keltic, the Company could be required to obtain alternative financing.

Index
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

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues.   Based on management’s review of open guarantees and accounts receivables, an allowance is also recorded at the end of each period as an offset to placement service revenues.   As of December 31, 2013 and September 30, 2013, a provision of approximately $104,000 and $90,000 is considered necessary, respectively.

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

Index
Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 2013 and September 30, 2013, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable
The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $296,000 and $272,000 is considered necessary as of December 31, 2013 and September 30, 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. Based on management’s review of accounts receivables related to discontinued operations, an allowance of approximately $35,000 is considered necessary as of December 31, 2013.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three month periods ended December 31, 2013 and 2012. For property and equipment included in current assets of discontinued operations in the accompanying balance sheet, the Company has ceased recording depreciation expense.

Goodwill
Goodwill represents the excess of cost over the fair value of the net assets acquired in our acquisitions. The Company assesses goodwill for impairment at least annually. The Company adopted, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

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

Index
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

Earnings (loss) per share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.  There were no common share equivalents for the three months ended December 31, 2013.

Advertising Expenses
The majority of the Company’s advertising expense budget is used to support the Company’s business.  Most of the advertisements are in print or internet media, with expenses recorded as they are incurred.  For the three months ended December 31, 2013 and 2012, included in selling, general and administrative expenses was advertising expense totaling approximately $162,000 and $184,000, respectively.

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

Segment Data
The Company has two operating business segments a) Contract staffing services, and b) Direct hire placement services.   These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

Reclassification
Certain reclassifications have been made to the financial statements for the three months ended December 31, 2012 to conform to the current year presentation.

Index
3. Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful Lives	December 31,	September 30,
(In thousands)		2013	2013
Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,113	2,325
Total property and equipment, at cost		3,560	3,772
Accumulated depreciation and amortization		(3,055)	(3,242
Property and equipment, net		$505	$530

Leasehold improvements are amortized over the term of the lease.

During the year ended September 30, 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%.   At December 31, 2013, approximately $72,000 is current and included in other current liabilities and approximately $81,000 is included in other long term liabilities.   The terms are 30 months and the payments remaining totaled approximately $153,000 at December 31, 2013.

Depreciation expense for the three month periods ended December 31, 2013 and 2012 was approximately $44,000 and $42,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized.  The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur.  Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three month periods ended December 31, 2013 and 2012.

Index
Intangible Assets

As of December 31, 2013
( In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Customer Relationships	$2,690	$897	$-	$1,793
Trade Name	17	7	-	10

	$2,707	$904	$-	$1,803

As of September 30, 2013
(In Thousands)	Cost	Accumulated Amortization	Loss on impairment of Intangible assets	Net Book Value

Customer Relationships	$2,690	$816	$-	$1,874
Trade Name	17	7	-	10

	$2,707	$823	$-	$1,884

Amortization expense was approximately $81,000 for the three months ended December 31, 2013 and $79,000 for the three months ended December 31, 2012.

The trade names are amortized on a straight – line basis over the estimated useful life of five years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to ten years. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $320,000 in 2014, $320,000 in 2015, $320,000 in 2016, $320,000 in 2017 and $320,000 in 2018 and $200,000 thereafter.

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

During the three month periods ended December 31, 2013 and 2012, the Company did not record any impairment of intangible assets.

During the year ended September 30, 2013, the Company did not record any impairment of intangible assets.

6. Short-term Debt

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP ("Keltic") that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note").  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company incured certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid prior to the closing of the Note or will be paid over the next six months. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  The Keltic facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants.

Index
The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The Fiscal Quarter ending on December 31, 2013, to be no less than Three Hundred Seventy Thousand and 00/100 Dollars ($370,000.00);

(b) The six (6) consecutive calendar month period ending on March 31, 2014, to be no less than Seven Hundred Fifteen Thousand and 00/100 Dollars ($715,000.00);

(c) The nine (9) consecutive calendar month period ending on June 30, 2014, to be no less than One Million One Hundred Thirty Thousand and 00/100 Dollars ($1,130,000.00);

(d) The Fiscal Year ending on September 30, 2014, to be no less than One Million Three Hundred Thousand and 00/100 Dollars ($1,300,000.00); and

(e) For any period commencing on or after October 1, 2014, no less than such amounts as are established by Lender for such period based on the annual financial projections including such period delivered by Borrower pursuant the agreement.

Borrower acknowledges and agrees that the above EBITDA covenant levels, and Lender's adjustment in accordance with the preceding sentence, have been established by Lender based on Borrower's operations as conducted on the Effective Date, and that any material change to such operations, whether by Strategic Acquisition or otherwise, will necessitate an adjustment by Lender of the above EBITDA covenant levels, and that Lender will make such adjustments in Lender's permitted discretion.

The agreement includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants and as a result, Keltic has the following remedies for the continued default:

(a) Termination of Lending Obligations.  Upon the occurrence and during the continuation of an Event of Default, Lender may, in Lender's sole discretion (i) terminate any or all Loans and correspondingly terminate its obligations to otherwise lend to or extend credit to Borrower under this Agreement, under any Note and/or any other Loan Document, without prior notice to Borrower, and/or (ii) increase the amount of interest payable on any Loan to the applicable Default Rate, and/or (iii) increase all fees payable to Borrower under this Agreement that may be increased upon the occurrence of an Event of Default pursuant to the terms of this Agreement, and/or (iv) demand payment in full of all or any portion of the Obligations or any Note (whether or not payable on demand prior to such Event of Default), and/or (v) take all other and further actions and avail itself of any and all rights and remedies available to Lender under this Agreement, any other Loan Document, under law or in equity.

(b) Obligations Immediately Due.  Notwithstanding the provisions immediately above, upon the occurrence of any Event of Default, without notice, demand or other action by Lender (i) all of Borrower's Obligations to Lender shall immediately become due and payable whether or not payable on demand prior to such Event of Default, and (ii) all interest payable on the Obligations shall increase to the applicable Default Rate, and (iii) all fees payable to Borrower under this Agreement that may be increased upon the occurrence of an Event of Default shall increase to their applicable amount after an Event of Default, and (iv) Lender may take all other and further actions and avail itself of any and all rights and remedies available to Lender under this Agreement, any other Loan Document, under law or in equity.

Index
The Company continues to negotiate with Keltic for a waiver of certain covenants and the amendment of certain covenants.   As of the date of this report, Keltic continues to lend the Company funds in the normal course of business under the agreement, and without an increase in the rate of interest or any other changes.  Management will continue to work with Keltic to obtain the proper waivers and amendments to the agreement to ensure normal operations are not interrupted, however if management is not able to reasonably negotiate terms with Keltic, the Company could be required to obtain alternative financing.

As of December 31, 2013, the outstanding borrowings, which are classified as short-term debt on the consolidated balance sheet, were approximately $4,110,000. As of December 31, 2013, the availability under the Keltic facility was approximately $38,000.

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”) which has been subsequently amended. The AR Credit Facility as amended, provided for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of 0.5%) plus 5.25% (effective rate). Under the terms and subject to the conditions in the agreement, Wells Fargo could determine which receivables are eligible receivables, could determine the amount advanced on any such receivables, and could require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility on demand. Wells Fargo also had the right to require the Company to repurchase receivables that remained outstanding 90 days past their invoice date. The Company continued to be responsible for the servicing and administration of the receivables purchased and carried the receivables and any outstanding borrowings on its consolidated balance sheet.  The Company paid off the entire outstanding balance of the Wells Fargo credit facility as of September 27, 2013.

Total interest expense related to the lines of credit for the three months ended December 31, 2013, and 2012 approximated $73,000 and $45,000, respectively.

7. Accrued compensation

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of December 31, 2013, $105,000 remains payable under this agreement and is include in accrued compensation.

8. Contingencies and Commitments

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company (“Buyer”).

Index
The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000.  The Company elected to pay the cash amount due over two years.  To date, the Company paid $275,000 of the cash consideration noted above. The Company has approximately $295,000 recorded in other current liabilities on the condensed consolidated balance sheet at December 31, 2013.  There was approximately $20,000 of interest recorded for the three month period ended December 31, 2013.

During the year ended September 31, 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%.   At December 31, 2013, approximately $72,000 is included in other current liabilities and approximately $81,000 in other long term liabilities.   The terms are 30 months and the payments remaining totaled approximately $153,000 at December 31, 2013.

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

Rent expense was $237,000 and $277,000 for the three month periods ended December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $1,875,000, as follows: fiscal 2014 - $793,000, fiscal 2015 - $551,000, fiscal 2016 - $289,000, fiscal 2017 - $159,000 and thereafter - $83,000.

Subsequent to December 31, 2013, the Company is negotiating a final termination agreement with the owners of the Oak Brook facility, our former headquarters.  The anticipated terms of the agreement require the Company to pay a termination fee of $125,000.  $100,000 will be paid upon execution of the termination agreement and an additional $25,000 will be paid within 30 days of the agreement.  At December 31, 2013, the Company has accrued the $125,000 in other current liabilities.

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

Index
	Three Months Ended
	December 31,
(In Thousands)	2013	2012

Direct Hire Placement Services
Revenue - net	$1,738	$2,156
Placement services gross margin	100%	100%
Operating loss	(313)	(273)
Depreciation & amortization	59	56
Accounts receivable – net	679	1,137
Intangible assets - net	317	435
Goodwill	24	24
Total assets	4,367	2,869

Contract Staffing Services
Industrial services revenue – net	6,893	8,376
Professional services revenue – net	2,176	2,485
Industrial services gross margin	12.90%	13.20%
Professional services gross margin	31.90%	34.90%
Operating income	206	545
Depreciation and amortization	66	65
Accounts receivable net – industrial services	4,624	4,745
Accounts receivable net – professional services	856	1,075
Intangible assets - net	1,486	1,690
Goodwill	1,082	1,082
Total assets	5,617	8,345

Consolidated
Revenue -net	10,807	13,017
Operating income	(107)	272
Depreciation and amortization	125	121
Total accounts receivable – net	6,159	6,957
Intangible assets – net	1,803	2,125
Goodwill	1,106	1,106
Assets from continuing operations	9,984	11,214
Assets from discontinued operations	234	654
Total assets	$10,218	$11,868

10. Discontinued Operations

As of July 7, 2013, the Board of Directors of General Employment Enterprises, Inc. determined that the best course of action related to the Agricultural Division was to terminate operations and to liquidate the Division’s assets and to focus the business on the light industrial and professional divisions.  On July 7, 2013, all staffing was discontinued and the entire operations of the Agricultural Division were discontinued as of August 1, 2013.  All employees have been terminated and an expense of approximately $100,000 was recognized as of June 30, 2013.

	Three Months Ended
	December,
(In Thousands)	2013	2012

Discontinued Operations
Agricultural services revenue – net	$-	$1,626
Agricultural services gross margin	0%	4.50%
Agricultural services net loss	$-	$(16)
Accounts receivable net – Agricultural services	$234	$654
A Fixed assets – Agricultural services	-	-
Total assets – Agricultural services	$234	$654
Total liabilities – Agricultural services	$5	$33

Index
The Company will continue to pay the former head of the Agricultural Division for a period of six months and sell him the property and equipment for approximately $9,000.   The Company expects to collect the receivables over a period of the next three to nine months.

11. Subsequent Events

In January, 2014 the Company’s board of directors approved granting approximately 1,400,000 options to a director, management and various employees.   The exercise prices ranged from $0.20 to $0.25 with a life of ten years and an average vesting period of three years.

In January of 2014, the Company entered into a consulting agreement with American Ventures.  The terms of the agreement included a payment of 100,000 common shares of the Company’s stock, which are earned over the initial six month contractual period.  As of the issuance of this report, these 100,000 shares have not been issued to American Ventures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General Employment Enterprises, Inc. (the “Company”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing and (b) temporary staffing services in light industrial staffing.

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

As of July 7, 2013, the Company’s Board of Directors determined that the best course of action related to the Agricultural Division was to terminate operations, to liquidate its assets, and to focus the business on the light industrial and professional divisions.  On July 7, 2013, all staffing was discontinued and the entire operations of the Agricultural Division were discontinued as of August 1, 2013.  All employees have been terminated and an expense of approximately $100,000 was recognized as of June 30, 2013.

Results of Operations – Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

Results of Operations

Net revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended December 31,
(In thousands)	2013	2012	$ change	% change
Placement Services	$1,738	$2,156	$(418)	(19)%
Professional Contract Services	2,176	2,485	(309)	(12)
Industrial Contract Services	6,893	8,376	(1,483)	(18)
Consolidated Net Revenues	$10,807	$13,017	$(2,210)	(17)%

Index
Consolidated net revenues decreased approximately $2,210,000 or 17% compared with the same period last year. The decrease in revenue was primarily due to the increase in the prior year for work performed related to Hurricane Sandy.  There was a significant amount of unskilled work performed in the New York and New Jersey area for cleanup of the devastated areas.  A significant number of IT and engineering professionals were also needed on both a contract and permanent basis due to the devastation of the storm.   Management has implemented certain strategies to grow the Company’s light industrial and professional service revenue.

Cost of contract services
Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  Cost of contract services for the three month period ended December 31, 2013 decreased by approximately 14% to approximately $7,612,000 compared with the prior period of approximately $8,884,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended December 31, 2013 increased approximately 2% to 70% compared with the prior period of approximately 68%. The change in the gross margin is related to the decrease in Placement Services revenue.  The Company is in the process of increasing our billing rates in 2014 to account for the increases in workers compensation and the Affordable Care Act costs, however management believes that the overall gross margin will decrease as the Company will not be able to increase the rates and maintain the same profit margins as it has in the past.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	December 31, 2013	December 31, 2012
Direct hire placement services	100%	100%
Industrial contract services	12.9%	13.2%
Professional contract services	31.9%	34.9%
Combined Gross Profit Margin % (1)	29.5%	31.8%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses include the following categories:

•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.
•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.
•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.
•	Recruitment advertising, which includes the cost of identifying job applicants.
•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

Index
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

Selling, general and administrative expenses for the three months ended December 31, 2013 decreased by approximately $561,000 or 15% compared to the same period last year. The decrease was primarily related to the decrease in sales and management’s efforts to reduce costs and eliminate unnecessary expenses.  Overall expenses are expected to stabilize during the fiscal year 2014 and slightly decrease as the Company is able to capitalize on the consolidation of the acquisitions.

Amortization of intangible assets

For the three month period ended December 31, 2013, there was an increase in the amortization of intangible assets of approximately $2,000, which was primarily due to the impairment of long term intangible assets in prior periods.

Interest expense

Interest expense for the three months ended December 31, 2013, increased $50,000, or 71% compared with the same period last year primarily as a result of higher borrowings and interest expense related to the extended payments of our earn out liability.

Discontinued Operations

As a result of terminating our Agricultural Division in July of 2013, we have reclassified the operations of that division to loss from discontinued operations, in the accompanying statement of operations.  For the three months ended December 31, 2013 and 2012 the Company recognized a loss of $0 and $16,000, respectively, for this division.  There continues to be approximately $234,000 of accounts receivable related to this division that management believes will be collected in 2014, however, if we are unable to collect this receivable, it would result in an additional $234,000 of expense.

Taxes

There were no benefits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the three months ended December 31, 2013	For the three months ended December 31, 2012
Cash flows used in operating activities	$(525)	$(721)
Cash flows used in investing activities	$(126)	$(87)
Cash flows provided by financing activities	$364	$691

As of December 31, 2013, the Company had cash and cash equivalents of approximately $74,000, which was a decrease of approximately $287,000 from approximately $361,000 at September 30, 2013. Negative net working capital at December 31, 2013 was approximately $945,000, as compared to negative net working capital of approximately $781,000 for September 30, 2013. Shareholders’ equity as of December 31, 2013 was approximately $2,388,000 which represented approximately 23% of total assets.

Index
Net cash used in operating activities for the three months ended December 31, 2013 and 2012 was ($525,000) and ($721,000), respectively. The fluctuation is due to timing of our accounts receivable collections and payments of accounts payable and payroll accruals.

Net cash used in investing activities for the three months ended December 31, 2013 and December 31, 2012 was ($126,000) and ($87,000) respectively. The increase was due to a higher amount of property and equipment acquired in the current year and earn out payments paid in 2013.

Net cash flow provided by financing activities for the three months ended December 31, 2013 was $364,000 compared to $691,000 in the three months ended December 31, 2012. Fluctuations in financing activities are attributable to the level of borrowings.

All of the Company’s office facilities are leased. As of December 31, 2013, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $1,875,000.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company (“Buyer”).

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000.  The Company elected to pay the cash amount due over two years.  To date, the Company paid $275,000 of the cash consideration noted above. The Company has approximately $295,000 recorded in other current liabilities on the condensed consolidated balance sheet at December 31, 2013.  There was approximately $20,000 of interest recorded for the three month period ended December 31, 2013.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of December 31, 2013, $105,000 remains payable under this agreement and is include in accrued compensation.

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP ("Keltic") that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note").  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company incured certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid prior to the closing of the Note or will be paid over the next six months. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  The Keltic facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants.

Index
The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The Fiscal Quarter ending on December 31, 2013, to be no less than Three Hundred Seventy Thousand and 00/100 Dollars ($370,000.00);

(b) The six (6) consecutive calendar month period ending on March 31, 2014, to be no less than Seven Hundred Fifteen Thousand and 00/100 Dollars ($715,000.00);

(c) The nine (9) consecutive calendar month period ending on June 30, 2014, to be no less than One Million One Hundred Thirty Thousand and 00/100 Dollars ($1,130,000.00);

(d) The Fiscal Year ending on September 30, 2014, to be no less than One Million Three Hundred Thousand and 00/100 Dollars ($1,300,000.00); and

(e) For any period commencing on or after October 1, 2014, no less than such amounts as are established by Lender for such period based on the annual financial projections including such period delivered by Borrower pursuant the agreement.

Borrower acknowledges and agrees that the above EBITDA covenant levels, and Lender's adjustment in accordance with the preceding sentence, have been established by Lender based on Borrower's operations as conducted on the Effective Date, and that any material change to such operations, whether by Strategic Acquisition or otherwise, will necessitate an adjustment by Lender of the above EBITDA covenant levels, and that Lender will make such adjustments in Lender's permitted discretion.

The agreement includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants and, as a result, Keltic has the following remidies for the continued default:

(a) Termination of Lending Obligations.  Upon the occurrence and during the continuation of an Event of Default Lender, may, in Lender's sole discretion (i) terminate any or all Loans and correspondingly terminate its obligations to otherwise lend to or extend credit to Borrower under this Agreement, under any Note and/or any other Loan Document, without prior notice to Borrower, and/or (ii) increase the amount of interest payable on any Loan to the applicable Default Rate, and/or (iii) increase all fees payable to Borrower under this Agreement that may be increased upon the occurrence of an Event of Default pursuant to the terms of this Agreement, and/or (iv) demand payment in full of all or any portion of the Obligations or any Note (whether or not payable on demand prior to such Event of Default), and/or (v) take all other and further actions and avail itself of any and all rights and remedies available to Lender under this Agreement, any other Loan Document, under law or in equity.

(b) Obligations Immediately Due.  Notwithstanding the provisions immediately above, upon the occurrence of any Event of Default, without notice, demand or other action by Lender (i) all of Borrower's Obligations to Lender shall immediately become due and payable whether or not payable on demand prior to such Event of Default, and (ii) all interest payable on the Obligations shall increase to the applicable Default Rate, and (iii) all fees payable to Borrower under this Agreement that may be increased upon the occurrence of an Event of Default shall increase to their applicable amount after an Event of Default, and (iv) Lender may take all other and further actions and avail itself of any and all rights and remedies available to Lender under this Agreement, any other Loan Document, under law or in equity.

The Company continues to negotiate with Keltic for a waiver of certain covenants and the amendment of certain covenants. As of the date of this report, Keltic continues to lend the Company funds in the normal course of business under the agreement without an increase in the rate of interest or any other changes.  Management will continue to work with Keltic to obtain the proper waivers and amendments to the agreement to ensure normal operations are not interrupted, however if management is not able to reasonably negotiate terms with Keltic, the Company could be required to obtain alternative financing, if available.

Index
As of December 31, 2013, the outstanding borrowings, which are classified as short-term debt on the consolidated balance sheet, were approximately $4,110,000. Total interest expense related to the lines of credit for the three months ended December 31, 2013, and December 31, 2012 approximated $73,000 and $45,000, respectively.  As of January 30, 2014, the availability under the Keltic facility was approximately $500,000.

The Company believes that the borrowing availability under the Keltic facility will be adequate to fund our working capital needs. In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, to be financed primarily through the issuance of common stock to improve the overall profitability and cash flows of the Company. Management believes with future cash flow from operations and the availability under the Keltic facility, the Company will have sufficient liquidity for the next 12 months.

Due to LEED HR purchasing a majority ownership during fiscal 2012 and the resulting change in control, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

Off-Balance Sheet Arrangements

As of December 31, 2013, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2013, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s first quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 30, 2013, there were no material legal proceedings pending against the Company.

Item 1A.	Risk Factors

Not required.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date : February 19, 2014	By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Principal Executive Officer
(Principal Executive Officer)

By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)