Form 10-Q
period 2014-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2014-05-20
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 19, 2014 was 25,899,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended March 31, 2014
INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	March 31,	September 30,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$494	$361
Accounts receivable, less allowances (March - $295; September - $272)	6,004	6,697
Other current assets	584	416
Assets of discontinued operations, less allowances (March and September -$35)	229	238
Total current assets	7,311	7,712
Property and equipment, net	455	530
Goodwill	1,106	1,106
Intangible assets, net	1,721	1,884
TOTAL ASSETS	$10,593	$11,232
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,601	$3,734
Accounts payable	1,314	1,015
Accrued compensation	2,749	2,733
Other current liabilities	735	981
Liabilities from discontinued operations	-	30
Total current liabilities	8,399	8,493
Long-term liabilities	52	126
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 25,274 shares at March 31, 2014 and 22,799 at September 30, 2013	11,203	10,851
Additional paid in capital - warrants	131	-
Accumulated deficit	(9,192)	(8,238)
Total shareholders' equity	2,142	2,613
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,593	$11,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,

	2014	2013	2014	2013

NET REVENUES:
Contract staffing services	$7,858	$9,364	$16,927	$20,225
Direct hire placement services	1,776	2,058	3,514	4,214
NET REVENUES	9,634	11,422	20,441	24,439
Cost of contract services	6,713	7,884	14,325	16,768
Selling, general and administrative expenses	3,478	4,194	6,699	7,976
Amortization of intangible assets	82	80	163	160
LOSS FROM OPERATIONS	(639)	(736)	(746)	(465)
Interest expense	88	46	208	117
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	$(727)	$(782)	$(954)	$(582)
Provision for income tax	-	(8)	-	(8)
LOSS FROM CONTINUING OPERATIONS	$(727)	$(790)	$(954)	$(590)
Loss from discontinued operations	-	(36)	-	(51)
NET LOSS	$(727)	$(826)	$(954)	$(641)
BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(0.03)	$(0.04)	$(0.04)	$(0.03)
From discontinued operations	$-	$(0.00)	$-	$(0.00)
Total loss per share	$(0.03)	$(0.04)	$(0.04)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	22,895	21,699	22,847	21,699

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

			Additional Paid In Capital Warrants	Accumulated Deficit	Total Shareholders' Equity
	Common Stock
	Shares	Amount

Balance, September 30, 2012	21,699	$10,453	$-	$(6,348)	$4,105

Issuance of common stock	1,100	330		-	330

Stock compensation expense	-	68		-	68

Net loss	-	-		(1,890)	(1,890)

Balance, September 30, 2013	22,799	$10,851	$-	$(8,238)	$2,613

Stock compensation expense	-	32	-	-	32

Issuance of common stock for services	100	20	-	-	20

Sale of common stock and warrants	2,375	300	131	-	431

Net loss	-	-	-	(954)	(954)

Balance, March 31, 2014	25,274	$11,203	$131	$(9,192)	$2,142

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Six Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(954)	$(641)
Loss from discontinued operations	-	(51)
Net loss from continuing operations	(954)	(590)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	238	243
Stock compensation expense	32	10
Provision for doubtful accounts	23	62
Stock issued for services	10
Loss on abandoment of leasehold improvemments	44
Changes in operating assets and liabilities -
Accounts receivable	670	(270)
Accounts payable	299	40
Accrued compensation	16	343
Other current assets	(158)
Other current liabilities	(318)	(82)
Long-term liabilities	(33)	(40)
Net cash used in operating activities - Continuing Operations	(131)	(284)
Net cash used in operating activities - Discontinued Operations	(21)	(51)
Net cash used in operating activities	(152)	(335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(24)	(80)
Partial payment of earn-out	(133)	(100)
Net cash used in investing activities - Continuing Operations	(157)	(180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	(133)	188
Payments on Capital Lease	(41)	-
Proceeds from related party	185	-
Proceeds from sale of common stock	431	-
Net cash provided by financing activities - Continuing Operations	442	188

Net change in cash - Continuing Operations	154	(276)
Net change in cash - Discontinued Operations	(21)	(51)

Cash at beginning of year - Continuing Operations	361	364

Cash at end of year	$494	$37

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$163	$107
Cash paid for taxes	$-	$-

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

Liquidity
In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions to be financed primarily through the issuance of common stock, and to improve the overall profitability and cash flows of the Company. In 2013, the Company entered into a three year revolving credit agreement with Keltic Financial Partners II, LLP (“Keltic”) to provide working capital financing.

The Company is currently in a continuing default under the terms of their line of credit agreement (See Note 6). Keltic has the ability to terminate the lending obligations under the agreement until this continuing default is cured.  As of the date of this report, Keltic continues to lend the Company funds, in the normal course of business under the agreement, without an increase in the rate of interest or any other changes.  Management will continue to work with Keltic to obtain the proper waivers and amendments to the agreement to ensure normal operations are not interrupted, however if management is not able to reasonably negotiate terms with Keltic, the Company could be required to obtain alternative financing. Management believes with improved future cash flow from operations and the availability under the Keltic Credit Facility, the Company will have sufficient liquidity for the next 12 months.

Principles of Consolidation
The condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Estimates and Assumptions
Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the condensed consolidated financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, deferred tax valuation allowances, accounts receivable allowances, and evaluation of impairment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Index
Revenue Recognition
Direct hire placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Contract staffing service revenues are recognized when services are rendered.

Falloffs and refunds during the period are reflected in the condensed consolidated statements of operations as a reduction of placement service revenues.   Based on management’s review of open guarantees and accounts receivables, an allowance is also recorded at the end of each period as an offset to placement service revenues.   As of March 31, 2014 and September 30, 2013, a provision of approximately $104,000 and $90,000 is considered necessary, respectively.

Cost of Contract Staffing Services
The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

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

Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At March 31, 2014 and September 30, 2013, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Index
Accounts Receivable
The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $295,000 and $272,000 is considered necessary as of March 31, 2014 and September 30, 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. Based on management’s review of accounts receivables related to discontinued operations, an allowance of approximately $35,000 is considered necessary as of March 31, 2014.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six month periods ended March 31, 2014 and 2013. For property and equipment included in current assets of discontinued operations in the accompanying balance sheet, the Company has ceased recording depreciation expense.

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

Index
Intangible Assets
Customer lists and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Earnings (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.  There were no common share equivalents for the three and six months ended March 31, 2014.

Advertising Expenses
The majority of the Company’s advertising expense budget is used to support the Company’s business.  Most of the advertisements are in print or internet media, with expenses recorded as they are incurred.  For the three and six months ended March 31, 2014 and 2013, included in selling, general and administrative expenses was advertising expense totaling approximately $210,000 and $372,000, and approximately $177,000 and $361,000, respectively.

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

Reclassification
Certain reclassifications have been made to the financial statements for the three and six months ended March 31, 2013 to conform to the current year presentation.

3. Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Index
4. Property and Equipment

Property and equipment, net consisted of the following:
	Useful	March 31,	September 30,
(In thousands)	Lives	2014	2013

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	1,513	2,325
Total property and equipment, at cost		2,960	3,772
Accumulated depreciation and amortization		(2,505)	(3,242)
Property and equipment, net		$455	$530

Leasehold improvements are amortized over the term of the lease.

During the quarter ended December 31, 2013, as part of the lease settlement related to the Oak Brook facility, the Company wrote off the assets that were directly related to the facility.  The assets related to this facility amounted to approximately $800,000 with accumulated depreciation associated with such assets in the amount of $756,000, for a loss of $44,000.

During the year ended September 30, 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%.   As of March 31, 2014, approximately $72,000 is current and included in other current liabilities and approximately $42,000 is included in other long term liabilities.   The terms are 30 months and the payments remaining totaled approximately $114,000 at March 31, 2014.

Depreciation expense for the three and six month periods ended March 31, 2014 and 2013 was approximately $37,000 and $75,000, and $41,000 and $83,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized.  The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur.  Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three and six month periods ended March 31, 2014 and 2013.

Intangible Assets

As of March 31, 2014
( In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer Relationships	$2,690	$977	$-	1,713
Trade Name	17	9	-	8

	$2,707	$986	$-	1,721

Index
As of September 30, 2013
(In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer Relationships	$2,690	$816	$-	$1,874
Trade Name	17	7	-	10

	$2,707	$823	$-	$1,884

Amortization expense was approximately $82,000 and $163,000 for the three and six months ended March 31, 2014, respectively and was approximately $80,000 and $160,000 for the three and six months ended March 31, 2013, respectively.

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

During the three and six month periods ended March 31, 2014 and 2013, the Company did not record any impairment of intangible assets.

6. Short-term Debt

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP ("Keltic") that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note").  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (6.5%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  The Keltic facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants.

The Company has several administrative covenants and the following financial covenant:

Index
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

The agreement includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants, as a result, Keltic has the following remedies for the continued default:

(a) Termination of Lending Obligations.  Upon the occurrence and during the continuation of an Event of Default Lender may, in Lender's sole discretion (i) terminate any or all Loans and correspondingly terminate its obligations to otherwise lend to or extend credit to Borrower under this Agreement, under any Note and/or any other Loan Document, without prior notice to Borrower, and/or (ii) increase the amount of interest payable on any Loan to the applicable Default Rate, and/or (iii) increase all fees payable to Borrower under this Agreement that may be increased upon the occurrence of an Event of Default pursuant to the terms of this Agreement, and/or (iv) demand payment in full of all or any portion of the Obligations or any Note (whether or not payable on demand prior to such Event of Default), and/or (v) take all other and further actions and avail itself of any and all rights and remedies available to Lender under this Agreement, any other Loan Document, under law or in equity.

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

Index
As of March 31, 2014, the outstanding borrowings, which are classified as short-term debt, were approximately $3,601,000. As of March 31, 2014, the availability under the Keltic facility was approximately $792,000.

The Company entered into a two-year, $4,500,000 account purchase agreement (“AR Credit Facility”) with Wells Fargo Bank N.A. (“Wells Fargo”) which, provided for borrowings, on a revolving basis, of up to 85% of the Company’s eligible accounts receivable less than 90 days old and bears interest at a rate equal to the three month LIBOR (minimum of 0.5%) plus 5.25% (effective rate). Under the terms and subject to the conditions in the agreement, Wells Fargo could determine which receivables are eligible receivables, could determine the amount advanced on any such receivables, and could require the Company to repay advances made on receivables and thereby repay amounts outstanding under the AR Credit Facility on demand. Wells Fargo also had the right to require the Company to repurchase receivables that remained outstanding 90 days past their invoice date. The Company continued to be responsible for the servicing and administration of the receivables purchased and carried the receivables and any outstanding borrowings on its books until the entire outstanding balance was paid off as of September 27, 2013.

Total interest expense related to the lines of credit for the three and six months ended March 31, 2014, and 2013 approximated $68,000 and $141,000, and $47,000 and $93,000, respectively.

7. Accrued Compensation

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of March 31, 2014, $45,000 remains payable under this agreement and is include in accrued compensation.

8. Equity

In January 2014, the Company issued 100,000 shares of common stock to American Capital Ventures in consideration for services rendered through June 2014.  The shares were valued at $20,000, of which $10,000 has been expensed to general and administrative expense, while the remaining $10,000 has been recorded as an Other Asset and will be expensed in fiscal third quarter 2014 as services are rendered.

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Aracle SPF I, LLC (“Aracle”) pursuant to which Aracle has the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock (the “Shares”) of the Company and 125,000 common stock purchase warrants (the “Warrants”).  The Warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share.  The SPA contains standard representations, warranties, and covenants.  In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014.  Further, in the event the Company is delisted from NYSE MKT while Aracle owns at least 51% of the Shares issued to it under the SPA, the Company shall issue an additional 3,000,000 Shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months.  The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle.  The Company granted Aracle piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants.

Concurrently with entering into the SPA, the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.  The Company incurred certain expenses related to the SPA of approximately $44,000, which were paid from the proceeds of the initial closing.

Index
On April 16, 2014, the Company, Aracle and a second institutional investor (both companies referred to as “Investors”), have entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the Investors purchased 2.5 Units for $125,000.  The Company incurred certain expenses related to the SPA of approximately $7,500, which were paid from the proceeds of this closing.

Stock Options

On January 28, 2014, the Board of Directors of the Company approved the issuance of 1,395,500 stock options exercisable at $0.25 per share, valued at approximately $240,000.  Of the options issued, 50,500 vested immediately, 200,000 options will vest over a period of two years and the remaining 1,145,000 will vest over three years.

On March 5, 2014, the Board of Directors of the Company approved the issuance of 1,000,000 stock options exercisable at $0.35 per share, valued at approximately $275,000 and they will vest over a three year period.

The Company has recognized compensation expense in the amount of $30,000 during the quarter ended March 31, 2014 related to the issuance of the options during the quarter.  The Black-Scholes option pricing model was used to value the options based upon an expected stock price volatility of 97%, a 10 year expected life of the option and an a risk free interest rate of 2.77% and 2.70%, respectively.  There is approximately $483,000 of unvested stock compensation that will be recorded over the remaining life of vesting of approximately 2.75 years.

9. Contingencies and Commitments

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company (“Buyer”).

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000.  The Company elected to pay the cash amount due over two years.  To date, the Company paid $312,500 of the cash consideration noted above. The Company has approximately $263,000 recorded in other current liabilities on the condensed consolidated balance sheet at March 31, 2014.  There was approximately $20,000 and $46,000 of interest recorded for the three and six month periods ended March 31, 2014.

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

Rent expense was approximately $220,000 and $457,000 and $278,000 and $555,000 for the three and six month periods ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $1,118,000, as follows: fiscal 2014 - $340,000, fiscal 2015 - $398,000, fiscal 2016 - $232,000, fiscal 2017 - $123,000 and thereafter - $25,000.

The Company entered into a settlement with the owners of the Oak Brook facility, our former headquarters on April 2, 2014.  Pursuant to the terms of the agreement, the Company will pay a termination fee of $125,000.  Upon execution of the agreement, the Company paid $100,000 and an additional $25,000 within 30 days of executing the agreement.  The remaining $25,000 was paid on May 2, 2014 representing settlement in full.

Index
10. Related Party Transactions

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term loans. In most cases, the loans are for less than 30 days and no interest is expensed or paid to the officers. As of March 31 2014, there was an outstanding loan payable to an officer in the amount of $185,000. This amount has been recorded as a component of Other Current Liabilities as of March 31, 2014. The entire payable was paid subsequent to March 31, 2014.

The above related party transaction is not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

11. Segment Data

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2014	2013	2014	2013

Direct Hire Placement Services
Revenue – net	$1,776	$2,058	$3,514	$4,214
Placement services gross margin	100%	100%	100%	100%
Operating loss	(407)	(742)	(742)	(1,015)
Depreciation & amortization	51	56	109	112
Accounts receivable – net	940	1,103	940	1,103
Intangible assets – net	287	406	287	406
Goodwill	24	24	24	24
Total assets	4,616	2,499	4,616	2,499

Contract Staffing Services
Industrial services revenue – net	6,194	7,056	13,087	15,432
Professional services revenue – net	1,664	2,307	3,840	4,792
Industrial services gross margin	10.0%	11.4%	10.6%	11.9%
Professional services gross margin	31.6%	31.9%	31.6%	33.7%
Operating (loss) income	$(320)	$(40)	$(212)	$433
Depreciation and amortization	61	66	128	131
Accounts receivable net – industrial services	4,234	4,316	4,234	4,316
Accounts receivable net – professional services	830	1,001	830	1,001
Intangible assets – net	1,434	1,638	1,434	1,638
Goodwill	1,082	1,082	1,082	1,082
Total assets	5,748	8,163	5,748	8,163

Consolidated
Revenue –net	$9,634	$11,422	$20,441	$24,439
Operating loss	(727)	(782)	(954)	(582)
Depreciation and amortization	112	122	238	243
Total accounts receivable – net	6,004	6,420	6,004	6,420
Intangible assets – net	1,721	2,044	1,721	2,044
Goodwill	1,106	1,106	1,106	1,106
Assets from continuing operations	10,364	10,662	10,364	10,662
Assets from discontinued operations	229	549	229	549
Total assets	$10,593	$11,211	$10,593	$11,211

Index
12. Discontinued Operations

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

	Three Months Ended March,		Six Months Ended March,
(In Thousands)	2014	2013	2014	2013

Discontinued Operations
Agricultural services revenue – net	$-	$2,130	$-	$3,756
Agricultural services gross margin	0%	3.4%	0%	3.6%
Agricultural services net loss	-	(36)	-	(50)
Accounts receivable net – Agricultural services	$229	549	$229	$549
Fixed assets – Agricultural services	-	0	-	0
Total assets – Agricultural services	$229	549	$229	$549
Total liabilities – Agricultural services	$-	$40	$-	$40

The Company continued to pay the former head of the Agricultural Division for a period of six months and sell him the property and equipment for approximately $9,000.   The Company expects to collect the receivables over a period of the next three to six months.

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

Index
Results of Operations – Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended March 31,
(In thousands)	2014	2013	$ change	% change
Placement Services	$1,776	$2,058	$(282)	(14)%
Professional Contract Services	1,664	2,307	(643)	(28)
Industrial Contract Services	6,194	7,056	(862)	(13)
Consolidated Net Revenues	$9,634	$11,421	$(1,787)	(16)%

Consolidated net revenues decreased approximately $1,787,000 or 16% compared with the same period last year. The decrease in revenue was primarily due to the elimination of certain customers in Light Industrial, a lower number of professional service consultants and the rebuilding of the middle management of the Company, which was required after prior management had caused significant disruptions to normal operations. Management has changed certain compensation plans and begun a new campaign to increase the number of consultants by over 40% in the next three months.  Management does not expect immediate increases, however does expect to have these new consultants producing within 90 days and has implemented a new National strategy for larger clients, which the Company has never had in the past.  In addition, management is aggressively looking at opportunities for Light Industrial to expand outside of Ohio.    Our month over month revenue continues to increase slowly as we implement our new growth strategies.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  Cost of contract services for the three month period ended March 31, 2014 decreased by approximately 15% to approximately $6,713,000 compared with the prior period of approximately $7,884,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended March 31, 2014 increased approximately 1% to 70% compared with the prior period of approximately 69%. The change in the gross margin is related to the decrease in Placement Services revenue and the significant increase to our Ohio workers compensation expense.  The Company is in the process of increasing our billing rates in 2014 to account for the increases in workers compensation and the Affordable Care Act costs, however management believes that the overall gross margin will decrease as the Company will not be able to increase the rates and maintain the same profit margins as it has in the past.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	March 31, 2014	March 31, 2013
Direct hire placement services	100%	100%
Industrial contract services	10.0%	11.4%
Professional contract services	31.6%	31.9%
Combined Gross Profit Margin % (1)	30.3%	13.4%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Index
Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:
•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.
•
Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

•	Recruitment advertising, which includes the cost of identifying job applicants.
•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.
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

Selling, general and administrative expenses for the three months ended March 31, 2014 decreased by approximately $716,000 or 17% compared to the same period last year. The decrease was primarily related to the decrease in sales and management’s efforts to reduce costs and eliminate unnecessary expenses.  Overall expenses are expected to stabilize during the fiscal year 2014 and slightly decrease as the Company is able to capitalize on the consolidation of the prior acquisitions.

Interest Expense

Interest expense for the three months ended March 31, 2014, increased $42,000, or 91% compared with the same period last year, primarily as a result of higher borrowings, $17,000 related to the debt default  and interest expense related to the extended payments of our earn out liability.

Discontinued Operations

As a result of terminating our Agricultural Division in July of 2013, we have reclassified the operations of that division to loss from discontinued operations, in the accompanying statement of operations.  For the three months ended March 31, 2013 the Company recognized a loss of $36,000 for this division.  There continues to be approximately $229,000 of accounts receivable related to this division that management believes will be collected in 2014, however, if we are unable to collect this receivable, it would result in an additional $229,000 of expense.

Taxes

There were no benefits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Index
Results of Operations – Six Months Ended March 31, 2014 Compared to the Six Months Ended March 31, 2013

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months Ended March 31,
(In thousands)	2014	2013	$ change	% change
Placement Services	$3,514	$4,214	$(700)	(17)%
Professional Contract Services	3,840	4,792	(952)	(20)
Industrial Contract Services	13,087	15,432	(2,345)	(16)
Consolidated Net Revenues	$20,441	$24,438	$(3,997)	(17)%

Consolidated net revenues decreased approximately $3,997,000 or 17% compared with the same period last year. The decrease in revenue was primarily due to the increase in the prior year for work performed related to Hurricane Sandy.  There was a significant amount of unskilled work performed in the New York and New Jersey area for cleanup of the devastated areas.  A significant number of IT and engineering professionals were also needed on both a contract and permanent basis due to the devastation of the storm.   In addition there were several customers eliminated in Light Industrial, a lower number of professional service consultants and the rebuilding of the middle management of the Company, which was required after prior management had caused significant disruptions to normal operations.     Management has changed certain compensation plans and begun a new campaign to increase the number of consultants by over 40% in the next three months.  Management does not expect immediate increases, however does expect to have these new consultants producing within 90 days and has implemented a new National strategy for larger clients, which the Company has never had in the past.  In addition, management is aggressively looking at opportunities for Light Industrial to expand outside of Ohio.    Our month over month revenue continues to increase slowly as we implement our new growth strategies.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  Cost of contract services for the six month period ended March 31, 2014 decreased by approximately 15% to approximately $14,325,000 compared with the prior period of approximately $16,768,000. Cost of contract services, as a percentage of contract revenue, for the six month period ended March 31, 2014 increased approximately 1% to 70% compared with the prior period of approximately 69%. The change in the gross margin is related to the decrease in Placement Services revenue and the significant increase in workers compensation.  The Company is in the process of increasing our billing rates in 2014 to account for the increases in workers compensation and the Affordable Care Act costs, however management believes that the overall gross margin will decrease as the Company will not be able to increase the rates and maintain the same profit margins as it has in the past.

Gross Profit percentage by segment:

	Six Months Ended	Six Months Ended
Gross Profit Margin %	March 31, 2014	March 31, 2013
Direct hire placement services	100%	100%
Industrial contract services	10.6%	11.9%
Professional contract services	31.6%	33.7%
Combined Gross Profit Margin % (1)	29.9%	15.0%

(2)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Index
Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:
•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.
•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.
•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.
•	Recruitment advertising, which includes the cost of identifying job applicants.
•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

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

Selling, general and administrative expenses for the six months ended March 31, 2014 decreased by approximately $1,277,000 or 17% compared to the same period last year. The decrease was primarily related to the decrease in sales and management’s efforts to reduce costs and eliminate unnecessary expenses.  Overall expenses are expected to stabilize during the fiscal year 2014 and slightly decrease as the Company is able to capitalize on the consolidation of the acquisitions.

Interest Expense

Interest expense for the six months ended March 31, 2014, increased $91,000, or 78% compared with the same period last year primarily as a result of higher borrowings, $17,000 related to the debt default, and interest expense related to the extended payments of our earn out liability.

Discontinued Operations

As a result of terminating our Agricultural Division in July of 2013, we have reclassified the operations of that division to loss from discontinued operations, in the accompanying statement of operations.  For the six months ended March 31, 2013 the Company recognized a loss of $51,000 for this division.  There continues to be approximately $229,000 of accounts receivable related to this division that management believes will be collected in 2014, however, if we are unable to collect this receivable, it would result in an additional $229,000 of expense.

Taxes

There were no benefits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the Six Months Ended	For the Six Months Ended
	March 31, 2014	March 31, 2013
Cash flows used in operating activities	$(152)	$(335)
Cash flows used in investing activities	$(157)	$(180)
Cash flows provided by financing activities	$442	$188

Index
As of March 31, 2014, the Company had cash and cash equivalents of approximately $494,000, which was an increase of approximately $133,000 from approximately $361,000 at September 30, 2013. Negative net working capital at March 31, 2014 was approximately $1,088,000, as compared to negative net working capital of approximately $781,000 for September 30, 2013. Shareholders’ equity as of March 31, 2014 was approximately $2,142,000 which represented approximately 20% of total assets.

Net cash used in operating activities for the six months ended March 31, 2014 and 2013 was ($152,000) and ($335,000), respectively. The fluctuation is due to timing of our accounts receivable collections and payments of accounts payable and payroll accruals.

Net cash used in investing activities for the six months ended March 31, 2014 and 2013 was ($157,000) and ($180,000) respectively. The decrease was due to a higher amount of property and equipment acquired in the prior year offset by increased earn-out payment in fiscal 2014.

Net cash flow provided by financing activities for the six months ended March 31, 2014 was $442,000 compared to $188,000 in the six months ended March 31, 2013. Fluctuations in financing activities are attributable to the level of borrowings, and a sale of common stock of $431,000 in 2014.

All of the Company’s office facilities are leased. As of March 31, 2014, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $1,118,000.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company (“Buyer”).

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000.  The Company elected to pay the cash amount due over two years.  To date, the Company paid $294,000 of the cash consideration noted above. The Company has approximately $263,000 recorded in other current liabilities on the condensed consolidated balance sheet at March 31, 2014.  There was approximately $46,000 of interest recorded for the six month period ended March 31, 2014.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of March 31, 2014, $45,000 remains payable under this agreement and is include in accrued compensation.

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP ("Keltic") that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note").  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (6.55%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  The Keltic facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants.

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

The agreement includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants, as a result, Keltic has the following remedies for the continued default:

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

As of March 31, 2014, the outstanding borrowings, which are classified as short-term debt on the consolidated balance sheet, were approximately $3,601,000. Total interest expense related to the lines of credit for the six months ended March 31, 2014, and March 31, 2013 approximated $141,000 and $93,000, respectively.  As of March 31, 2014, the availability under the Keltic facility was approximately $792,000.

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Aracle SPF I, LLC (“Aracle”) pursuant to which Aracle has the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock (the “Shares”) of the Company and 125,000 common stock purchase warrants (the “Warrants”).  The Warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share.  The SPA contains standard representations, warranties, and covenants.  In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014.  Further, in the event the Company is delisted from NYSE MKT while Aracle owns at least 51% of the Shares issued to it under the SPA, the Company shall issue an additional 3,000,000 Shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months.  The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle.  The Company granted Aracle piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants.

Concurrently with entering into the SPA, the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.  The Company incurred certain expenses related to the SPA and the initial closing thereunder of approximately $44,000, which were paid from the proceeds of the initial closing.

On April 16, 2014, the Company, Aracle and a second institutional investor (both companies referred to as “Investors”), have entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the Investors purchased 2.5 Units for $125,000.  The Company incurred certain expenses related to the SPA of approximately $7,500, which were paid from the proceeds of this closing.

The Company is currently negotiating additional funding opportunity with third party investors.  It is anticipated that the funding would be an additional equity investment or convertible instrument.  Such funding is anticipated to occur during the Company’s third quarter.  No assurances can be made that this funding will be completed.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s second quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2014, there were no material legal proceedings pending against the Company.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2014, the Company issued 100,000 shares of common stock to American Capital Ventures in consideration for services rendered through June 2014.  The shares were valued at $20,000, of which $10,000 has been expensed to general and administrative expense, while the remaining $10,000 has been recorded as an Other Asset and will be expensed in fiscal third quarter 2014 as services are rendered.

On March 31, 2014, General Employment Enterprises, Inc. (the “Company”) and Aracle SPF I, LLC, a New York based fund (“Aracle”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which Aracle has the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock (the “Shares”) of the Company and 125,000 common stock purchase warrants (the “Warrants”).  The Warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share.  The SPA contains standard representations, warranties, and covenants.  In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to Aracle in the event the Company, within twelve months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014.  Further, in the event the Company is delisted from NYSE MKT while Aracle owns at least 51% of the Shares issued to it under the SPA, the Company shall issue an additional 3,000,000 Shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months.  The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle.  The Company granted Aracle piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants.

Index
Concurrently with the Execution of the SPA the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.  The Units and the securities underlying the Units were issued to Aracle, an accredited investor, pursuant to the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and other applicable exemptions.  The issued securities will contain a standard restricted legend.  The Company incurred certain expenses related to the SPA of approximately $44,000, which were paid from the proceeds of the initial closing.

On April 16, 2014, the Company, Aracle and a second institutional investor (both companies referred to as “Investors”), have entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the Investors purchased 2.5 Units for $125,000.  The Company incurred certain expenses related to the SPA of approximately $7,500, which were paid from the proceeds of the initial closing.

The Shares and securities underlying Warrants were issued to the Investors, accredited investors, pursuant to the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and other applicable exemptions.  The issued securities will contain a standard restricted legend.

Item 3.	Defaults Upon Senior Securities

As it relate to the Note agreement with Keltic, the agreement includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants and as a result, Keltic has the following remedies for the continued default:

(c) Termination of Lending Obligations.  Upon the occurrence and during the continuation of an Event of Default, Lender may, in Lender's sole discretion (i) terminate any or all Loans and correspondingly terminate its obligations to otherwise lend to or extend credit to Borrower under this Agreement, under any Note and/or any other Loan Document, without prior notice to Borrower, and/or (ii) increase the amount of interest payable on any Loan to the applicable Default Rate, and/or (iii) increase all fees payable to Borrower under this Agreement that may be increased upon the occurrence of an Event of Default pursuant to the terms of this Agreement, and/or (iv) demand payment in full of all or any portion of the Obligations or any Note (whether or not payable on demand prior to such Event of Default), and/or (v) take all other and further actions and avail itself of any and all rights and remedies available to Lender under this Agreement, any other Loan Document, under law or in equity.

(d) Obligations Immediately Due.  Notwithstanding the provisions immediately above, upon the occurrence of any Event of Default, without notice, demand or other action by Lender (i) all of Borrower's Obligations to Lender shall immediately become due and payable whether or not payable on demand prior to such Event of Default, and (ii) all interest payable on the Obligations shall increase to the applicable Default Rate, and (iii) all fees payable to Borrower under this Agreement that may be increased upon the occurrence of an Event of Default shall increase to their applicable amount after an Event of Default, and (iv) Lender may take all other and further actions and avail itself of any and all rights and remedies available to Lender under this Agreement, any other Loan Document, under law or in equity.

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

Item 4.	Mine Safety Disclosures

Not Applicable

Index
Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.1	Securities Purchase Agreement by and between General Employment Enterprises, Inc. and Aracle SPF I, LLC dated March 31, 2014.

10.2	First Amendment and Waiver to the Loan and Security Agreement between General Employment Enterprises, Inc. and Keltic Financial Partners II, LP, dated September 27, 2013

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date : May 20, 2014	By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Principal Executive Officer
(Principal Executive Officer)

By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Executive Officer (Principal Financial and Accounting Officer)