Form 10-Q
period 2014-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2014-08-14
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2014 was 25,899,675.

GENERAL EMPLOYMENT ENTERRISES, INC.
Form 10-Q
For the Quarter Ended June 30, 2014
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

Index
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	June 30,	September 30,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66	$361
Accounts receivable, less allowances (June - $317; September - $272)	6,028	6,697
Other current assets	682	416
Assets of discontinued operations	229	238
Total current assets	7,005	7,712
Property and equipment, net	476	530
Goodwill	1,106	1,106
Intangible assets, net	1,640	1,884
Other assets	32	-
TOTAL ASSETS	$10,259	$11,232
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,266	$3,734
Accounts payable	1,447	1,015
Accrued compensation	2,958	2,733
Other current liabilities	909	981
Liabilities from discontinued operations	-	30
Total current liabilities	8,580	8,493
Long-term liabilities	39	126
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 25,899 shares at June 30, 2014 and 22,799 at September 30, 2013	11,298	10,851
Additional paid in capital - warrants	168	-
Accumulated deficit	(9,826)	(8,238)
Total shareholders' equity	1,640	2,613
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,259	$11,232

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2014	2013	2014	2013

NET REVENUES:
Contract staffing services	$8,184	$9,128	$25,111	$29,352
Direct hire placement services	1,739	1,593	5,253	5,807
NET REVENUES	9,923	10,721	30,364	35,159
Cost of contract services	6,970	7,038	21,295	23,806
Selling, general and administrative expenses	3,416	3,614	10,115	11,565
Amortization of intangible assets	81	80	244	240
LOSS FROM OPERATIONS	(544)	(11)	(1,290)	(452)
Interest expense	90	48	298	190
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	$(634)	$(59)	$(1,588)	$(642)
Provision for income tax	-	-	-	(8)
LOSS FROM CONTINUING OPERATIONS	$(634)	$(59)	$(1,588)	$(650)
Loss from discontinued operations	-	(169)	-	(219)
NET LOSS	$(634)	$(228)	$(1,588)	$(869)
BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(0.02)	$(0.00)	$(0.07)	$(0.03)
From discontinued operations	$-	$(0.01)	$-	$(0.01)
Total loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	25,720	21,699	23,845	21,699

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

			Additional Paid In Capital Warrants	Accumulated Deficit	Total Shareholders' Equity
	Common Stock
	Shares	Amount

Balance, September 30, 2012	21,699	$10,453	$-	$(6,348)	$4,105

Issuance of common stock	1,100	330	-	-	330

Stock compensation expense	-	68	-	-	68

Net loss	-	-	-	(1,890)	(1,890)

Balance, September 30, 2013	22,799	$10,851	$-	$(8,238)	$2,613

Stock compensation expense	-	90	-	-	90

Stock compensation expense - services	100	20	-	-	20

Issuance of common stock and warrants, net	3,000	337	168	-	505

Net loss	-	-	-	(1,588)	(1,588)

Balance, June 30, 2014	25,899	$11,298	$168	$(9,826)	$1,640

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Nine Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,588)	$(869)
Loss from discontinued operations	-	(219)
Net loss from continuing operations	(1,588)	(650)
Adjustments to reconcile net loss from continuing operations to cash used in operating activities:
Depreciation and amortization	364	365
Stock compensation expense	90	22
Provision for doubtful accounts	45	92
Stock issued for services	20	-
Loss on abandonment of leasehold improvements	44	-
Changes in operating assets and liabilities -
Accounts receivable	624	239
Accounts payable	432	360
Accrued compensation	225	(301)
Other current assets	(266)	(349)
Other current liabilities	78	-
Other assets	(32)	-
Long-term liabilities	(87)	(82)
Net cash used in operating activities - Continuing Operations	(51)	(304)
Net cash used in operating activities - Discontinued Operations	(21)	(279)
Net cash used in operating activities	(72)	(583)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(110)	(177)
Partial payment of earn-out	(88)	(150)
Net cash used in investing activities - Continuing Operations	(198)	(327)
Net cash used in investing activities - Discontinued Operations	-	(4)
Net cash used in investing activities	(198)	(331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from/repayment of short-term debt, net	(468)	551
Payments on capital lease	(62)	-
Proceeds from related party	185	-
Payments to related party	(185)
Proceeds from issuance of common stock, net	505	-
Net cash (used in) provided by financing activities - Continuing Operations	(25)	551

Net change in cash - Continuing Operations	(274)	(80)
Net change in cash - Discontinued Operations	(21)	(283)

Cash at beginning of period - Continuing Operations	361	364

Cash at end of period	$66	$1

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$210	$151
Cash paid for taxes	$24	$8

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013 as filed on January 13, 2014.

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

The Company is currently in a continuing default under the terms of their line of credit agreement (See Note 6). Keltic has the ability to terminate the lending obligations under the agreement until this continuing default is cured.  As of the date of this report, Keltic continues to lend the Company funds, in the normal course of business under the agreement, without an increase in the rate of interest or any other changes.  Management will continue to work with Keltic to obtain the proper waivers and amendments to the agreement to ensure normal operations are not interrupted, however if management is not able to reasonably negotiate terms with Keltic, the Company could be required to obtain alternative financing. Management believes with anticipated improved future cash flow from operations and the availability under the Keltic Credit Facility, the Company will have sufficient liquidity for the next 12 months.

On August 7, 2014 the Company issued a Convertible Note (the “Note”) with an original principal balance of $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000.  The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing.  Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share.  After six months from closing, the conversion price will have a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share.  The Company can force conversion if the Company’s common stock trades at 250% greater than the conversion price for 20 consecutive trading days.

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

Falloffs and refunds during the period are reflected in the condensed consolidated statements of operations as a reduction of placement service revenues.   Based on management’s review of open guarantees and accounts receivables, an allowance is also recorded at the end of each period as an offset to placement service revenues.   As of June 30, 2014 and September 30, 2013, a provision of approximately $131,000 and $90,000 is considered necessary, respectively.

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

Index
Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At June 30, 2014 and September 30, 2013, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable
The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $317,000 and $272,000 is considered necessary as of June 30, 2014 and September 30, 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. Based on management’s review of accounts receivables related to discontinued operations, an allowance of approximately $35,000 is considered necessary as of June 30, 2014.

Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine month periods ended June 30, 2014 and 2013. For property and equipment included in current assets of discontinued operations in the accompanying balance sheet, the Company has ceased recording depreciation expense.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short term nature. The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs as further discussed in Note 5.

Intangible Assets
Customer lists and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Earnings (Loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.  There were no common share equivalents for the three and nine months ended June 30, 2014.

Advertising Expenses
The majority of the Company’s advertising expense budget is used to support the Company’s business.  Most of the advertisements are in print or internet media, with expenses recorded as they are incurred.  Included in selling, general and administrative expenses was advertising expense totaling approximately $177,000 and $549,000, and approximately $187,000 and $548,000, for the three and nine months ended June 30, 2014 and 2013, respectively.

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

Reclassification
Certain reclassifications have been made to the financial statements for the three and nine months ended June 30, 2013 to conform to the current year presentation.

Index
3. Recent Accounting Pronouncements

Revenue Recognition
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the potential effect on its consolidated financial position, results of operations and cash flows from adoption of this standard

Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The ASU amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014.  The Company cannot early adopt this ASU as management reported discontinued operations last year.

Other recently issued accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future financial position, results of operations and cash flows.

4. Property and Equipment

Property and equipment, net consisted of the following:
(In thousands)	Useful Lives	June 30, 2014	September 30, 2013

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	1,635	2,325
Total property and equipment, at cost		3,082	3,772
Accumulated depreciation and amortization		(2,606)	(3,242)
Property and equipment, net		$476	$530

Leasehold improvements are amortized over the term of the lease.

During the nine months ended June 30, 2014, as part of the lease settlement related to the Oak Brook facility, the Company wrote off the assets that were directly related to the facility.  The assets related to this facility amounted to approximately $800,000 with accumulated depreciation associated with such assets in the amount of $756,000, for a loss of $44,000.

Index
During the year ended September 30, 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%.   As of June 30, 2014, approximately $72,000 is current and included in other current liabilities and approximately $31,000 is included in other long term liabilities.   The terms are 30 months and the payments remaining totaled approximately $103,000 at June 30, 2014.

Depreciation expense for the three and nine month periods ended June 30, 2014 and 2013 was approximately $38,000 and $120,000, and $42,000 and $125,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized.  The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur.  Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three and nine month periods ended June 30, 2014 and 2013.

Intangible Assets

As of June 30, 2014
( In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer Relationships	$2,690	$1,057	$-	1,633
Trade Name	17	10	-	7

	$2,707	$1,067	$-	1,640

As of September 30, 2013
(In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer Relationships	$2,690	$816	$-	$1,874
Trade Name	17	7	-	10

	$2,707	$823	$-	$1,884

Index
Amortization expense was approximately $81,000 and $244,000 for the three and nine months ended June 30, 2014, respectively and was approximately $80,000 and $240,000 for the three and nine months ended June 30, 2013, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of five years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to ten years. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $320,000 in 2014, $320,000 in 2015, $320,000 in 2016, $320,000 in 2017 and $320,000 in 2018 and $40,000 thereafter.

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

During the three and nine month periods ended June 30, 2014 and 2013, the Company did not record any impairment of intangible assets.

6. Short-term Debt

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP ("Keltic") that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note").  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (6.5%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with Keltic to adjust the covenants as outlined below.  The Keltic facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants.

The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The Fiscal Quarter ending on December 31, 2013, to be no less than Three Hundred Seventy Thousand and 00/100 Dollars ($370,000.00);

(b) The six (6) consecutive calendar month period ending on March 31, 2014, to be no less than Two Hundred Ninety Five Thousand and 00/100 Dollars ($295,000.00);

(c) The nine (9) consecutive calendar month period ending on June 30, 2014, to be no less than Seven Hundred Ten Thousand and 00/100 Dollars ($710,000.00);

(d) The Fiscal Year ending on September 30, 2014, to be no less than Eight Hundred Ninety Thousand and 00/100 Dollars ($890,000.00); and

Index
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

As of June 30, 2014, the outstanding borrowings, which are classified as short-term debt, were approximately $3,266,000. As of June 30, 2014, the availability under the Keltic facility was approximately $1,197,000.

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

Index
Total interest expense related to the lines of credit for the three and nine months ended June 30, 2014, and 2013 approximated $69,000 and $210,000, and $44,000 and $130,000, respectively.

On August 7, 2014 the Company issued a Convertible Note (the “Note”) with an original principal balance $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000.  The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing.  Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share.  After six months from closing, the conversion price will have a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share.  The Company can force conversion if the Company’s common stock trades at 250% greater than the conversion price for 20 consecutive trading days.
In addition to the Note, the Company issued a Warrant to purchase up to 2,371,875 shares of the Company common stock.  The Warrant is exercisable at $0.25 per share, vests 6 months after the closing, and expires 5 years thereafter.

7. Accrued Compensation

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of June 30, 2014, $75,000 remains payable under this agreement and is include in accrued compensation.

8. Equity

In January 2014, the Company issued 100,000 shares of common stock to American Capital Ventures in consideration for services rendered through June 2014.  The shares were valued at $20,000 which was expensed to general and administrative expense.

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Aracle SPF I, LLC (“Aracle”) pursuant to which Aracle and or other subscribed investors had the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock (the “Shares”) of the Company and 125,000 common stock purchase warrants (the “Warrants”).  The Warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share.  The SPA contains standard representations, warranties, and covenants.  In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014.  Further, in the event the Company is delisted from NYSE MKT while Aracle owns at least 51% of the Shares issued to it under the SPA, the Company shall issue an additional 3,000,000 Shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months.  The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle.  The Company granted Aracle piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants.  The Company appointed Mr. Jack Zwick to the Board of Directors and Chairman of the Audit Committee on May 20, 2014, which appointment was approved by Aracle.  The second member has not yet been appointed.

Concurrently with entering into the SPA, the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.  The Company incurred certain expenses related to the SPA of approximately $88,000, which were paid from the proceeds.

On April 16, 2014, the Company, Aracle and a second institutional investor (both companies referred to as “Investors”), entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the Investors purchased 2.5 Units for $125,000.  The Company incurred certain expenses related to the SPA of approximately $7,250, which were paid from the proceeds of this closing.

Index
Stock Options

On January 28, 2014, the Board of Directors of the Company approved the issuance of 1,395,500 stock options, of which 895,500 are exercisable at $0.25 per share, valued at approximately $151,000 and will vest over a period of three years; 300,000 stock options are exercisable at $0.20 per share, valued at $52,000 and will vest over a period of three years and; the remaining 200,000 stock options are exercisable at $0.20 per share, valued at $34,000 and will vest over a period of two years.  Of the options issued, 50,500 vested immediately, 200,000 options will vest over a period of two years and the remaining 1,145,000 will vest over three years.

On March 5, 2014, the Board of Directors of the Company approved the issuance of 1,000,000 stock options exercisable at $0.35 per share, valued at approximately $272,000 and they will vest over a three year period.

The Company has recognized compensation expense in the amount of $44,000 and $90,000 during the quarter and nine months ended June 30, 2014, respectively, related to the issuance of the stock options.  The Black-Scholes option pricing model was used to value the options based upon an expected stock price volatility of 97%, a 10 year expected life of the option and an a risk free interest rate of 2.75% and 2.71%, respectively.  There is approximately $444,000 of unvested stock compensation that will be recorded over the remaining life of vesting of approximately 2.65 years.

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

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000.  The Company elected to pay the cash amount due over two years.  To date, the Company paid $350,000 of the cash consideration noted above. The Company has approximately $263,000 recorded in other current liabilities on the condensed consolidated balance sheet at June 30, 2014.  There was approximately $16,000 and $62,000 of interest recorded for the three and nine month periods ended June 30, 2014.

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

Rent expense was approximately $236,000 and $715,000 and $257,000 and $812,000 for the three and nine month periods ended June 30, 2014 and June 30, 2013, respectively. As of June 30, 2014, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $948,000, as follows: fiscal 2014 - $170,000, fiscal 2015 - $398,000, fiscal 2016 - $232,000, fiscal 2017 - $123,000 and thereafter - $25,000.

The Company entered into a settlement with the owners of the Oak Brook facility, our former headquarters on April 2, 2014.  Pursuant to the terms of the agreement, the Company paid $100,000 upon execution of the agreement and an additional $25,000 on May 2, 2014 representing settlement in full.

Index
10. Related Party Transactions

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term loans. In most cases, the loans are for less than 30 days and no interest is expensed or paid to the officers.

On May 29, 2014, the Company entered into a settlement agreement with the former Chief Executive Officer of the Company under which the Company agreed to pay a total of $51,850 as settlement in full of certain disputes among the parties.  Pursuant to the agreement, the payment was to be made within fifteen days of executing the agreement in full.  Subsequently, it was mutually agreed that the payments would be made in two installments.  The first payment of $20,000 was to be paid by July 3, 2014 and the final payment by July 31, 2014.  Both payments were made by the Company.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2014	2013	2014	2013

Direct Hire Placement Services
Revenue – net	$1,739	$1,593	$5,253	$5,807
Placement services gross margin	100%	100%	100%	100%
Operating loss	(479)	(628)	(1,209)	(1,623)
Depreciation & amortization	55	56	164	168
Accounts receivable – net	910	665	910	665
Intangible assets – net	257	376	257	376
Goodwill	24	24	24	24
Total assets	4,052	1,797	4,052	1,797

Contract Staffing Services
Industrial services revenue – net	$6,208	$6,899	$19,295	$22,331
Professional services revenue – net	1,976	2,229	5,816	7,021
Industrial services gross margin	9.90%	12.3%	10.40%	12.0%
Professional services gross margin	29.60%	33.3%	31.00%	33.6%
Operating income (loss)	$65	$597	$(81)	$1,171
Depreciation and amortization	71	66	200	197
Accounts receivable net – industrial services	4,227	4,089	4,227	4,089
Accounts receivable net – professional services	891	1,079	891	1,079
Intangible assets – net	1,383	1,588	1,383	1,588
Goodwill	1,083	1,083	1,083	1,083
Total assets	5,978	8,510	5,978	8,510

Consolidated
Revenue –net	$9,923	$10,721	$30,364	$35,159
Operating loss	(544)	(11)	(1,290)	(452)
Depreciation and amortization	126	122	364	365
Total accounts receivable – net	6,028	5,833	6,028	5,833
Intangible assets – net	1,640	1,964	1,640	1,964
Goodwill	1,106	1,106	1,106	1,106
Assets from continuing operations	10,030	10,307	10,030	10,307
Assets from discontinued operations	229	1,092	229	1,092
Total assets	$10,259	$11,399	$10,259	$11,399

Index
12. Discontinued Operations

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Thousands)	2014	2013	2014	2013

Discontinued Operations
Agricultural services revenue – net	$-	$2,840	$-	$6,596
Agricultural services gross margin	0%	3.0%	0%	3.4%
Agricultural services net loss	-	(169)	-	(219)
Accounts receivable net – Agricultural services	$229	$1,078	$229	$1,078
Fixed assets – Agricultural services	-	14	-	14
Total assets – Agricultural services	$229	$1,092	$229	$1,092
Total liabilities – Agricultural services	$-	$415	$-	$415

The Company expects to collect the receivables over a period of the next three months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On May 20, 2014, the Company appointed Jack Zwick to the Company’s Board of Directors and elected Mr. Zwick Chairman of the Audit Committee.

Results of Operations – Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended June 30,
(In thousands)	2014	2013	$ change	% change
Placement Services	$1,739	$1,593	$146	9%
Professional Contract Services	1,976	2,229	(253)	(11)
Industrial Contract Services	6,208	6,899	(691)	(10)
Consolidated Net Revenues	$9,923	$10,721	$(798)	(7)%

Consolidated net revenues decreased approximately $798,000 or 7% compared with the same period last year. The decrease in revenue was primarily due to the elimination of certain customers in Light Industrial, a lower number of professional service consultants and the rebuilding of the middle management of the Company, which was required after prior management had caused significant disruptions to normal operations. Management has changed certain compensation plans and begun a new campaign to increase the number of consultants.  Management does not expect immediate increases, however does expect to have these new consultants producing within 90 days and has implemented a new National strategy for larger clients, which the Company has never had in the past.  In addition, management is aggressively looking at opportunities for Light Industrial to expand outside of Ohio.    Our month over month revenue continues to increase slowly as we implement our new growth strategies.

Cost of Contract Services
Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  Cost of contract services for the three month period ended June 30, 2014 decreased by approximately 1% to approximately $6,970,000 compared with the prior period of approximately $7,038,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended June 30, 2014 increased approximately 4% to 70% compared with the prior period of approximately 66%. The change in the gross margin is related to the decrease in Placement Services revenue, which has a higher margin, and an increase to our Ohio workers compensation expense.  The Company is in the process of increasing our billing rates in 2014 to account for the increases in workers compensation and the Affordable Care Act costs, however management believes that the overall gross margin will continue to decrease if the Company is not successful in increasing billing rates and maintain the same profit margins as it has in the past.  Effective July 1, 2014, the Company’s Ohio based subsidiary will join the Ohio Bureau of Worker's Compensation retro group retrospective rating program, which the Company anticipates will result in a 25% decrease in the Company’s overall workers compensation insurance.

Index
Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	June 30, 2014	June 30, 2013
Direct hire placement services	100%	100%
Industrial contract services	9.9%	12.3%
Professional contract services	29.6%	33.3%
Combined Gross Profit Margin % (1)	29.8%	34.4%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.
•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.
•	Recruitment advertising, which includes the cost of identifying job applicants.
•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.
•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

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

Selling, general and administrative expenses for the three months ended June 30, 2014 decreased by approximately $198,000 or 5% compared to the same period last year. The decrease was primarily related to the decrease in sales and management’s efforts to reduce costs and eliminate unnecessary expenses.  Overall expenses are expected to stabilize during the fiscal year 2014 and slightly decrease as the Company is able to capitalize on the consolidation of the prior acquisitions.  During the three months ended June 30, 2014, the Company incurred an increased amount of overtime and expense related to a failed implementation of administrative software.  Such costs were associated with restoring all payroll related systems to the original software.  In addition, the Company has implemented new industry specific software in 40% of its field offices and anticipates a full implementation by fiscal end of year.

Interest Expense

Interest expense for the three months ended June 30, 2014, increased $42,000, or 88% compared with the same period last year, primarily as a result of higher borrowings and interest expense related to the extended payments of our earn out liability associated with our acquisition of RFFG in 2010.

Index
Discontinued Operations

As a result of terminating our Agricultural Division in July of 2013, we have reclassified the operations of that division to loss from discontinued operations, in the accompanying statement of operations.  For the three months ended June 30, 2013 the Company recognized a loss of $169,000 for this division.  There continues to be approximately $229,000 of accounts receivable related to this division that management believes will be collected in 2014, however, if we are unable to collect this receivable, it would result in an additional $229,000 of expense.

Taxes

There were no benefits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Results of Operations – Nine Months Ended June 30, 2014 Compared to the Nine Months Ended June 30, 2013

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months Ended June 30,
(In thousands)	2014	2013	$ change	% change
Placement Services	$5,253	$5,807	$(554)	(10)%
Professional Contract Services	5,816	7,021	(1,205)	(17)
Industrial Contract Services	19,295	22,331	(3,036)	(14)
Consolidated Net Revenues	$30,364	$35,159	$(4,795)	(14)%

Consolidated net revenues decreased approximately $4,795,000 or 14% compared with the same period last year. The decrease in revenue was primarily due to the increase in the prior year for work performed related to Hurricane Sandy.  There was a significant amount of unskilled work performed in the New York and New Jersey area for cleanup of the devastated areas.  A significant number of IT and engineering professionals were also needed on both a contract and permanent basis due to the devastation of the storm.   In addition there were several customers eliminated in Light Industrial, a lower number of professional service consultants and the rebuilding of the middle management of the Company, which was required after prior management had caused significant disruptions to normal operations.     Management has changed certain compensation plans and begun a new campaign to increase the number of consultants.  Management does not expect immediate increases, however does expect to have these new consultants producing within 90 days and has implemented a new National strategy for larger clients, which the Company has never had in the past.  In addition, management is aggressively looking at opportunities for Light Industrial to expand outside of Ohio.    Our month over month revenue continues to increase slowly as we implement our new growth strategies.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.  Cost of contract services for the nine month period ended June 30, 2014 decreased by approximately 11% to approximately $21,295,000 compared with the prior period of approximately $23,806,000. Cost of contract services, as a percentage of contract revenue, for the nine month period ended June 30, 2014 increased approximately 2% to 70% compared with the prior period of approximately 68%. The change in the gross margin is related to the decrease in Placement Services revenue, which has a higher margin, and an increase in workers compensation.  The Company is in the process of increasing our billing rates in 2014 to account for the increases in workers compensation and the Affordable Care Act costs, however management believes that the overall gross margin will continue to decrease if the Company is not successful in increasing billing rates and maintain the same profit margins as it has in the past.

Index
Gross Profit percentage by segment:

	Nine Months Ended	Nine Months Ended
Gross Profit Margin %	June 30, 2014	June 30, 2013
Direct hire placement services	100%	100%
Industrial contract services	10.4%	12%
Professional contract services	31.0%	33.6%
Combined Gross Profit Margin % (1)	29.9%	32.3%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.
•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.
•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.
•	Recruitment advertising, which includes the cost of identifying job applicants.
•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

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

Selling, general and administrative expenses for the nine months ended June 30, 2014 decreased by approximately $1,450,000 or 13% compared to the same period last year. The decrease was primarily related to the decrease in sales and management’s efforts to reduce costs and eliminate unnecessary expenses.  Overall expenses are expected to stabilize during the fiscal year 2014 and slightly decrease as the Company is able to capitalize on the consolidation of the acquisitions. During the nine months ended June 30, 2014, the Company incurred an increased amount of overtime and expense related to a failed implementation of administrative software.  Such costs were associated with restoring all payroll related systems to the original software.  In addition, the Company has implemented new industry specific software in 40% of its field offices and anticipates a full implementation by fiscal end of year.

Interest Expense

Interest expense for the nine months ended June 30, 2014, increased $108,000, or 57% compared with the same period last year primarily as a result of higher borrowings, $17,000 related to the debt default, and interest expense related to the extended payments of our RFFG earn out liability.

Index
Discontinued Operations

As a result of terminating our Agricultural Division in July of 2013, we have reclassified the operations of that division to loss from discontinued operations, in the accompanying statement of operations.  For the nine months ended June 30, 2013 the Company recognized a loss of $219,000 for this division.  There continues to be approximately $229,000 of accounts receivable related to this division that management believes will be collected in 2014, however, if we are unable to collect this receivable, it would result in an additional $229,000 of expense.

Taxes

There were no benefits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the Nine Months Ended June 30, 2014	For the Nine Months Ended June 30, 2013
Cash flows used in operating activities	$(72)	$(583)
Cash flows used in investing activities	$(198)	$(331)
Cash flows provided by financing activities	$(25)	$551

As of June 30, 2014, the Company had cash and cash equivalents of approximately $66,000, which was a decrease of approximately $295,000 from approximately $361,000 at September 30, 2013. Negative net working capital at June 30, 2014 was approximately $1,575,000, as compared to negative net working capital of approximately $781,000 for September 30, 2013. Shareholders’ equity as of June 30, 2014 was approximately $1,640,000 which represented approximately 16% of total assets.

Net cash used in operating activities for the nine months ended June 30, 2014 and 2013 was ($72,000) and ($583,000), respectively. The fluctuation is due to timing of our accounts receivable collections and payments of accounts payable and payroll accruals.  In addition, during the nine months ended June 30, 2014 the Company’s operating cash flow was affected by settlement payments in excess of $400,000 related to prior agreements that were not part of the Company's Current business plan.

Net cash used in investing activities for the nine months ended June 30, 2014 and 2013 was ($198,000) and ($331,000) respectively. The decrease was due to a higher amount of property and equipment acquired in the prior year offset by a decrease in earn-out payments in fiscal 2014.

Net cash flow provided by (used in) financing activities for the nine months ended June 30, 2014 was ($25,000) compared to $551,000 in the nine months ended June 30, 2013. Fluctuations in financing activities are attributable to the level of borrowings, and a sale of common stock of $505,000 in 2014.

All of the Company’s office facilities are leased. As of June 30, 2014, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $948,000.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company (“Buyer”).

Index
The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement.  The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000.  The Company elected to pay the cash amount due over two years.  To date, the Company paid $350,000 of the cash consideration noted above. The Company has approximately $263,000 recorded in other current liabilities on the condensed consolidated balance sheet at June 30, 2014.  There was approximately $62,000 of interest recorded for the nine month period ended June 30, 2014.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of June 30, 2014, $75,000 remains payable under this agreement and is included in accrued compensation.

On May 29, 2014, the Company entered into a settlement agreement with the former Chief Executive Officer of the Company under which the Company agreed to pay a total of $51,850 as settlement in full of certain disputes among the parties.  Pursuant to the agreement, the payment was to be made within fifteen days of executing the agreement in full.  Subsequently, it was mutually agreed that the payments would be made in two installments.  The first payment of $20,000 was to be paid by July 3, 2014 and the final payment by July 31, 2014.  Both payments were made by the Company.

On September 27, 2013, the Company entered into agreements with Keltic Financial Partners II LP ("Keltic") that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note").  The Note has a term of three years and has no amortization prior to maturity.  The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (6.55%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis.  Loan advances pursuant to the Note are based on the accounts receivable balance and other assets.  Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof.  At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo.  The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.  On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with Keltic to adjust the covenants as outlined below.  The Keltic facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was not in compliance with all such covenants.

The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The Fiscal Quarter ending on December 31, 2013, to be less than Three Hundred Seventy Thousand and 00/100 Dollars ($370,000.00);

(b) The six (6) consecutive calendar month period ending on March 31, 2014, to be less than Two Hundred Ninety Five Thousand and 00/100 Dollars ($295,000.00);

(c) The nine (9) consecutive calendar month period ending on June 30, 2014, to be less than Seven Hundred Ten Thousand and 00/100 Dollars ($710,000.00);

(d) The Fiscal Year ending on September 30, 2014, to be less than Eight Hundred Ninety Thousand and 00/100 Dollars ($890,000.00); and

Index
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

As of June 30, 2014, the outstanding borrowings, which are classified as short-term debt on the consolidated balance sheet, were approximately $3,266,000. Total interest expense related to the lines of credit for the nine months ended June 30, 2014, and June 30, 2013 approximated $69,000 and $44,000, respectively.  As of June 30, 2014, the availability under the Keltic facility was approximately $1,197,000.

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

Index
Concurrently with entering into the SPA, the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.  The Company incurred certain expenses related to the SPA and the initial closing thereunder of approximately $88,000, which were paid from the proceeds.

On April 16, 2014, the Company, Aracle and a second institutional investor (both companies referred to as “Investors”), have entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the Investors purchased 2.5 Units for $125,000.  The Company incurred certain expenses related to the SPA of approximately $7,250, which were paid from the proceeds of this closing.

On August 7, 2014 the Company issued a Convertible Note (the “Note”) with an original principal balance $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000.  The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing.  Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share.  After six months from closing, the conversion price will have a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share.  The Company can force conversion if the Company’s common stock trades at 250% greater than the conversion price for 20 consecutive trading days.

In addition to the Note, the Company issued a Warrant to purchase up to 2,371,875 shares of the Company common stock.  The Warrant is exercisable at $0.25 per share, vests 6 months after the closing, and expires 5 years thereafter.

The Company believes that the borrowing availability under the Keltic facility will be adequate to fund our working capital needs. In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, to be financed primarily through the issuance of common stock to improve the overall profitability and cash flows of the Company. Management believes with future cash flow from operations and the availability under the Keltic facility, if not called, the Company will have sufficient liquidity for the next 12 months.

Due to LEED HR purchasing a majority ownership during fiscal 2012 and the resulting change in control, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

Off-Balance Sheet Arrangements

As of June 30, 2014, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Index
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s third quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2014, there were no material legal proceedings pending against the Company.

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

Concurrently with the Execution of the SPA the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.  The Units and the securities underlying the Units were issued to Aracle, an accredited investor, pursuant to the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and other applicable exemptions.  The issued securities will contain a standard restricted legend.  The Company incurred certain expenses related to the SPA of approximately $88,000, which were paid from the proceeds.

On April 16, 2014, the Company, Aracle SPF I, LLC, a New York based fund (“Aracle”) and a second institutional investor (both companies referred to as “Investors”), entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the Investors purchased 2.5 Units for $125,000.  The Company incurred certain expenses related to the SPA of approximately $7,250, which were paid from the proceeds.

The Shares and securities underlying Warrants were issued to the Investors, accredited investors, pursuant to the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and other applicable exemptions.  The issued securities will contain a standard restricted legend.

Index
Item 3.	Defaults Upon Senior Securities

The Company’s Note agreement with Keltic includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company is not in compliance with all such covenants and as a result, Keltic has the following remedies for the continued default:

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

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.1	Convertible Note Issued to Brio Capital Master Fund, Ltd. Dated August 6, 2014.

10.2	Securities Purchase Agreement by and between General Employment Enterprises, Inc. and Brio Capital Master Fund, Ltd. dated August 6, 2014.

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : August 14, 2014	GENERAL EMPLOYMENT ENTERPRISES, INC.
By: /s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Executive Officer (Principal Executive Officer)

By: /s/ Francis J. Elenio
Francis J. Elenio
Chief Financial Officer (Principal Financial and Accounting Officer)