Form 10-K
period 2014-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2014-12-22
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2014 was 9,875,931 x 0.23 = $2,271,464.

The number of shares outstanding of the registrant’s common stock as of December 15, 2014 was 25,899,675.

ii

PART I

Forward Looking Statements

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

General

General Employment Enterprises, Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. In 1987, the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. In June 2010, the Company purchased certain assets of On-Site Services, a temporary staffing agricultural business, which was discontinued as of July 7, 2013. In December 2010, the Company purchased certain assets of DMCC Staffing, LLC (“DMCC”) and RFFG of Cleveland, LLC (“RFFG of Cleveland”) an industrial staffing business located in the State of Ohio. In August 2011, the Company purchased certain assets of Ashley Ellis, LLC (“Ashley Ellis”), a professional staffing and placement business. The principal executive office of the Company is located at 184 Shuman Blvd., Suite 420, Naperville, Illinois.

Services Provided

The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, and (b) temporary staffing services in light industrial staffing.

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

The percentage of revenues derived from each of the Company’s continuing operations is as follows:

	Year Ended September 30,
	2014	2013
Industrial contract services	63%	64%
Professional contract services	19%	20%
Direct hire placement services	18%	16%

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Ashley Ellis, Triad Personnel Services, Triad Staffing, Generation Technologies, BMCH, and BMCHPA. As of September 30, 2014, it operated eighteen branch offices in downtown or suburban areas of major U.S. cities in nine states. The offices are located in Arizona, California (2), Florida (2), Illinois (2), Indiana, Massachusetts, North Carolina, Ohio (7) and Texas.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins which list candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2014 or fiscal 2013.

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

Employees

As of September 30, 2014, the Company had approximately 140 regular employees and the number of contract service employees varied week to week from a minimum of approximately 500 to a maximum of 4,000.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. The public may obtain these filings at the Securities and Exchange Commission (the “SEC”) Public Reference Room at 100 F Street, NE, Washington DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http//www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that file material with the SEC electronically. Copies of the Company’s reports can be obtained, free of charge, electronically through our internet website, http//www.generalemployment.com. Information on the Company’s website is not incorporated in this report by the foregoing reference.

Item 1A.	Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company experienced losses for the years ended September 30, 2014 and September 30, 2013. There can be no assurance that the Company will not incur losses in the future. Although the operating expenses have decreased, there are no assurances that the Company will be able to generate sufficient revenue to meet its operating expenditures or operate profitably in the future.

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

ONE OF OUR DIRECTORS, TOGETHER WITH HIS AFFILIATES, CONTROLS A MAJORITY OF THE COMBINED VOTING POWER OF OUR COMMON STOCK, WHICH MAY GIVE RISE TO CONFLICTS OF INTERESTS.

Michael Schroering, our former Chief Executive Officer and current director, together with his affiliates, control approximately 63% of the Company’s voting shares outstanding. As a result, Mr. Schroering and his affiliates are able to control all matters requiring the Company’s shareholders’ approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, and could deprive the Company’s shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets. The interests of Mr. Schroering and his affiliates may not always coincide with your interests or the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders.

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

WE HAVE NOT REGISTERED WITH THE SEC OR LISTED WITH THE NYSE MKT THE SHARES UNDERLYING OPTIONS ISSUED UNDER OUR INCENTIVE PLANS.

We have issued options to purchase approximately 3.7 million shares of our common stock under the 2011 and 2013 Incentive Plans, some of which are fully vested and exercisable. We have not yet filed a registration statement on Form S-8 registering the shares underlying such options, nor have we listed such shares with the NYSE MKT. If we do not register these shares, the Company may be subject to civil or other penalties (including sanctions) by regulatory authorities and/or shareholders for certain violations of federal or state securities laws. We may also be subject to the suspension of trading in, or removal from listing from, the NYSE MKT for failure to comply with the NYSE MKT listing agreement.

WE ARE NOT CURRENTLY IN COMPLIANCE WITH THE NYSE MKT LLC’S REPORTING REQUIREMENTS AND FAILURE TO REGAIN AND MAINTAIN COMPLIANCE WITH THIS STANDARD COULD RESULT IN DELISTING AND ADVERSELY AFFECT THE MARKET PRICE AND LIQUIDITY OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

Our common stock is currently listed on the NYSE MKT. Companies trading on the NYSE MKT must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports filed under Section 13 of the Exchange Act. If we fail to remain current on our reporting requirements we could be removed from the NYSE MKT.

On January 17, 2013 and February 21, 2013, the Company received notices from the NYSE MKT staff indicating that the Company was below certain of the NYSE MKT’s continued listing standards due to the Company’s delinquency in filing its Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and the delinquency in filing its Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as set forth in sections 134 and 1101 of the NYSE MKT Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the NYSE MKT and on January 31, 2013, presented its plan for both reports to the NYSE MKT. On March 5, 2013, the NYSE MKT notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until April 17, 2013, to regain compliance with the continued listing standards. The Company has since become compliant will all delinquencies in filings.

On June 6, 2013, the Company received a letter from NYSE MKT which stated, among other things, that the Company had equity less than $4 million and had sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years and, in the opinion of NYSE MKT, it was questionable as to whether the Company would be able to continue operations and/or meet its obligations as they matured based on its current overall financial condition, pursuant to Sections 1003(a)(ii) and 1003(a)(iv) of the NYSE MKT’s Company Guide, respectively. The Company was afforded the opportunity to submit a plan of compliance to the NYSE MKT and on July 8, 2013, presented its plan to correct its deficiencies related to Sections 1003(a)(ii) and 1003(a)(iv) of the NYSE MKT’s Company Guide. On August 27, 2013, NYSE MKT notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until October 7, 2013, to obtain the necessary financing to provide the necessary cash flow to continue operations and/or meet its obligations as they mature and until June 6, 2014, to have the required $4 million in equity. On October 29, 2013, the Company received a letter from the NYSE MKT stating that, based on the review of the information provided by the Company, the Company had made significant progress towards regaining compliance with Section 1003(a)(iv) of the Company Guide. Based on the Company’s progress to date and actions the Company plans to implement in the future, in accordance with Section 1009 of the Company Guide, the NYSE MKT had determined to extend the Financial Impairment Plan Period until February 21, 2014. The foregoing was subject to the Company making a public announcement by November 4, 2013, continuing to provide updates to the NYSE MKT staff and continuing to show progress in regaining compliance. The plan period for the Company to regain compliance with Section 1003(a)(ii) remained June 6, 2014. On November 4, 2013, a press release announcing the acceptance by the NYSE MKT LLC of the plan was issued.

On June 6, 2014, the Company received a letter from NYSE MKT which stated, among other things, that the Company had equity less than $4 million and had sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years and, in the opinion of NYSE MKT, it was questionable as to whether the Company would be able to continue operations and/or meet its obligations as they matured based on its current overall financial condition, pursuant to Sections 1003(a)(ii) and 1003(a)(iv) of the NYSE MKT’s Company Guide, respectively. The Company’s plan of compliance detailing actions which it had to take to regain compliance with stated listing requirements (the “Impairment Plan”) was initially accepted by the Exchange on August 27, 2013, granting the Company until October 7, 2013 (the “Impairment Plan Period”) to regain compliance. By the letters dated October 29, 2013, March 13, 2014 and April 14, 2014, the NYSE MKT granted the Company an extension of the Impairment Plan Period until February 21, 2014, March 31, 2014, and June 6, 2014, respectively. Based on a review of information provided by the Company, the Exchange then granted the Company an extension from June 6, 2014 to December 6, 2014. The targeted completion date to improve the overall financial condition and comply with 1003(a)(iv) and, additionally, to increase the equity to a minimum of $4 million and comply with 1003(a)(ii) was December 6, 2014. As of the date of this report, the Company has not received any additional letters from the NYSE MKT and continues to be listed and trading as normal.

The Company will be subject to periodic review by NYSE MKT staff and issuance of any additional shares will require approval by NYSE MKT’s senior management of the NYSE MKT LLC, until notified by the NYSE MKT that they no longer are subject to this review. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE MKT LLC and trigger certain ratchet provisions in the Company’s debt and capital.

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

THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE.

According to the SEC, the market for penny stocks is subject to patterns of fraud and abuse including, but not limited to the following:

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

APPLICABILITY OF THE RISK DISCLOSURE REQUIREMENTS ON LOW PRICED STOCK COULD DISCOURAGE BROKERS FROM MAKING A MARKET IN OUR STOCK.

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

WE FACE SIGNIFICANT EMPLOYMENT-RELATED LEGAL RISK.

We employ people internally and in the workplaces of other businesses. Many of these individuals have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, funds, or other property; cyber security breaches affecting our clients and/or us; discrimination and harassment claims; employment of illegal aliens; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by us of monetary damages or fines, or other material adverse effects on our business.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in a building near Chicago, Illinois. The Company leases approximately 5,000 square feet of space at that location under a lease that will expire in 2018.

The Company’s staffing offices are located in downtown and suburban business centers in the following nine states: Arizona, California, Florida, Illinois, North Carolina, Indiana, Ohio, Texas, and Massachusetts. Established offices are operated from leased space ranging from 800 to 2,000 square feet, generally for initial lease periods of one to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3.	Legal Proceedings.

As of September 30, 2014, the Company was not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In 2013, the Company executed an Amended and Restated Purchase agreement with RFFG that required the issuance of 1.1 million shares of common stock. The stock was officially issued on July 2, 2013. The stock price on July 2, 2013 was $0.2999 and there were shares traded that day at that price. The value related to the transaction on July 2, 2013 was $329,890.

On March 31, 2014, the Company and Aracle SPF I, LLC, a New York based fund (“Aracle”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which Aracle has the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock of the Company and 125,000 common stock purchase warrants. The warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share. The SPA contains standard representations, warranties, and covenants. In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to Aracle in the event the Company, within twelve months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014. Further, in the event the Company is delisted from NYSE MKT while Aracle owns at least 51% of the shares issued to it under the SPA, the Company shall issue an additional 3,000,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months. The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle. The Company granted Aracle piggyback registration rights with respect to the shares and the shares of common stock underlying the warrants. The warrants do not include any price protection clause.

Concurrently with the execution of the SPA the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000. The Units and the securities underlying the Units were issued to Aracle, an accredited investor, pursuant to the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and other applicable exemptions. The issued securities contain a standard restricted legend.

On April 16, 2014, the Company, Aracle, and a second institutional investor entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the investors purchased 2.5 Units for $125,000.

The Company incurred certain expenses related to the SPA of approximately $130,000, which were paid from the proceeds, for a net proceeds of approximately $470,000.

The shares and securities underlying the warrants were issued to the investors, pursuant to the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and other applicable exemptions. The issued securities contain a standard restricted legend.

Market Information

The Company’s common stock is listed on the NYSE MKT and is traded under the symbol “JOB.” The following table sets forth the quarterly high and low sales prices per share of the Company’s common stock on the consolidated market for each quarter within the last two fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2014:
High	$.20	$.23	$.43	$.30
Low	.16	.16	.18	.17

Fiscal 2013:
High	$.47	$.37	$.56	$.68
Low	.16	.27	.31	.42

Holders of Record

There were approximately 600 holders of record of the Company’s common stock on December 15, 2014.

Dividends

No dividends were declared or paid during the years ended September 30, 2014 and September 30, 2013. We do not anticipate paying any cash dividends for the foreseeable future.

During the two years ended September 30, 2014 and 2013, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2014, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan. All four plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting and as of September 30, 2013, there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan. As of September 30, 2014, there were shares available for issuance under the 2011 Company Incentive Plan, however management does not anticipate issuing any shares under these plans. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2014 and September 30, 2013 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

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

(number of shares in thousands)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	3,419	$0.32	7,408	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	3,419	$0.32	7,408	(1)

(1)	Includes only the Options that could be issuable under the 2013 Plan.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements”.

Overview

The Company was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company provides the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing, and (b) temporary staffing services in light industrial staffing.

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

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock and convertible debt, to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

As of July 7, 2013, the Company’s Board of Directors determined that the best course of action related to its Agricultural Division was to terminate its operations, to liquidate its assets, and to focus the business on the light industrial and professional divisions. On July 7, 2013, all staffing was discontinued and the entire operations of the Agricultural Division were discontinued as of August 1, 2013. All employees have been terminated, a one-time expense of approximately $150,000 was recognized as of September 30, 2013 and an additional expense of $230,000 was recognized related to uncollected accounts receivable as of September 30, 2014.

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Year Ended September 30,
(In Thousands)	2014	2013

Industrial contract services	$25,031	$29,816
Professional contract services	7,692	9,371
Direct hire placement services	7,088	7,317

Consolidated net revenues	$39,811	$46,504

Consolidated net revenues decreased approximately $6,693 or 14% compared with the same period last year. In fiscal year 2013 there was an increase in revenue for work performed related to Hurricane Sandy and during fiscal year 2014 certain offices were closed and other customers were terminated as they were not performing, resulting in an overall decrease of revenue during fiscal year 2014 of approximately 14%. Management has taken significant action during the course of the year to improve both revenue growth and profitability. The current management of the Company believes that the changes will eliminate several of the ongoing issues and strengthen the Company’s revenue potential.

Cost of Contract Services

Consolidated cost of contract services are comprised of the following:

	Year Ended September 30,
(In Thousands)	2014	2013

Industrial contract services	$21,117	$26,058
Professional contract services	5,300	6,260

Consolidated cost of contract services	$26,417	$32,318

Cost of services includes wages and related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the year ended September 30, 2014, decreased by approximately 18% to approximately $26 million compared with the prior year of approximately $32 million. Cost of contract services, as a percentage of contract revenue, for the year ended September 30, 2014, decreased by 3% to 66% compared to 69% in the prior year. The most significant decrease in costs of contract services was the result of the decrease in revenue. In addition, there was a significant decrease in our workers compensation rates for the State of Ohio, the rate was decreased by approximately 25% as of July 1, 2014 and in both years there was a rebate received from the Ohio Bureau of Workers Compensation. The overall decrease in workers compensation expense from fiscal year 2014 to fiscal year 2013 was approximately $450,000.

Gross Profit percentage by segment:

Gross Profit Margin %	Year Ended September 30, 2014	Year Ended September 30, 2013
Direct hire placement services	100%	100%
Industrial contract services	15.6%	12.6%
Professional contract services	31.1%	33.2%

Combined Gross Profit Margin % (1)	33.6%	30.5%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Compensation in the operating divisions, which includes commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements. It also includes salaries, wages, unrecovered advances against commissions, payroll taxes and employee benefits associated with the management and operation of the Company’s staffing offices.

•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

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

Selling, general and administrative expenses for the year ended September 30, 2014, decreased by approximately $1.5 million to approximately $13.7 million as compared to the prior year of approximately $15.2 million. During fiscal year 2014 and 2013 there were certain expenses related to professional fees, legal fees and settlement expenses that management believes will not be incurred in future years. In addition, management eliminated certain ineffective managers and other on-going expenses that were not necessary to the core operations of the Company while also strengthening the infrastructure to insure the Company is prepared for future growth. Management expects these higher than normal expenses and actions taken during fiscal year 2014 and 2013 to result in lower on-going general and administrative expenses.

Interest expense

Interest expense for the year ended September 30, 2014, increased $256,000, or 102% compared with the prior year primarily as a result of a change in lender, the interest expense for acquisition payments and higher average borrowings during fiscal year 2014.

Discontinued Operations

As a result of terminating our Agricultural Division in July of 2013, we have classified the operations of that division to loss from discontinued operations, in the accompanying statement of operations. For the years ended September 30, 2014 and 2013 the Company recognized a loss of $230,000 and $324,000, respectively, for this division. The Company will continue efforts to actively collect approximately $265,000 of receivables from a certain customer, however all assets have been fully reserved and the Company does not expect there to be any additional expenses related to this discontinued operation in the future.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data from continuing operations (in thousands):

	For the year ended September 30, 2014	For the year ended September 30, 2013
Cash flows provided by (used in) continuing operating activities	$308	$(1,112)
Cash flows used in investing activities	$(371)	$(341)
Cash flows (used in) provided by financing activities	$(108)	$1,413

As of September 30, 2014, the Company had cash and cash equivalents of $168,000, which was a decrease of approximately $193,000 from approximately $361,000 at September 30, 2013. Negative working capital at September 30, 2014 was approximately $909,000, as compared to negative working capital of approximately $781,000 for September 30, 2013. The Company’s current ratio was approximately 88%, a decrease of approximately 3% from the prior year. Shareholders’ equity as of September 30, 2014, was approximately $2,065,000 which represented approximately 21% of total assets. The net loss for the year ended September 30, 2014, was approximately $1,355,000.

Net cash provided by (used in) operating activities for the years ended September 30, 2014 and 2013 was approximately $286,000 and ($1,071,000), respectively. The fluctuation is due to the decrease in revenue and resulting decrease in account receivable, which were off-set by significant decreases in overall operating liabilities.

Net cash used in investing activities for the years ended September 30, 2014 and 2013 was ($371,000) and ($345,000) respectively. These uses related primarily to acquisition payments and purchasing of fixed assets.

Net cash flow used in financing activities for the year ended September 30, 2014 was approximately ($108,000) compared to $1,413,000 provided by the same in the year ended September 30, 2013. At the end of fiscal year 2013, the Company changed lenders and was able to significantly increase its borrowing with this new lender. During fiscal year 2014, the Company sold common stock for cash of approximately $470,000 and entered into a new subordinated convertible note for cash of approximately $517,000. This was off-set by a decrease in net short term borrowings related to an overall lower accounts receivable balance.

All of the Company’s office facilities are leased. As of September 30, 2014, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $1,019,000.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company (“Buyer”).

The Company agreed to pay the Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payment terms and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. During the year ended September 30, 2013, the Company paid $200,000 of the cash consideration noted above. The Company has accrued $350,000 at September 30, 2013, for the balance of the liability, however has elected to pay the remaining amount over two years. The total payments over the two years will be approximately $450,000 with the additional $100,000 to be recorded as interest expense. During the year ended September 30, 2014, the Company paid approximately $225,000 to the Sellers, $150,000 of principle and approximately $75,000 of interest. The Company has approximately $200,000 accrued at September 30, 2014 related to the remaining liability.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal 2009, Herbert F. Imhoff, Jr., the Company’s then Chairman and Chief Executive Officer retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to Mr. Imhoff, Jr. for no additional consideration, and the Company recorded a liability for the net present value of the future fee payments in the amount of $790,000. As of September 30, 2014, $60,000 remains payable under this agreement and is included in accrued compensation on the Company’s balance sheet. On January 31, 2013, Mr. Imhoff Jr. retired from all positions with the Company.

On September 27, 2013, the Company entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP), a limited partnership formed under the laws of the State of Delaware (“ACF”) that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof. At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the covenants. On December 3, 2014 the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and waived certain defaults. The ACF facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto.

The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The three (3) consecutive calendar month period ending on December 31, 2014, to be a negative number exceeding negative Two Hundred Fifty Thousand and 00/100 Dollars ($250,000);

(b) The six (6) consecutive calendar month period ending on March 31, 2015, to be a negative number exceeding negative Five Hundred Thousand and 00/100 Dollars ($500,000);

(c) The nine (9) consecutive calendar month period ending on June 30, 2015, to be a negative number exceeding negative Seven Hundred Fifty Thousand and 00/100 Dollars ($750,000);

(d) The twelve (12) consecutive calendar month period ending on September 30, 2015, to be a negative number exceeding negative One Million and 00/100 Dollars ($1,000,000); and

(e) For any period commencing on or after October 1, 2015, no less than such amounts as are established by Lender for such period in Lender’s permitted discretion based on the annual financial projections including such period delivered by Borrower.

The agreement includes certain covenants which require compliance until termination of the agreement. As of September 30, 2014 the Company was not in compliance with the EBITDA covenant or other administrative covenants, however as of the date of this report, the Company was in compliance with the above EBITDA covenant and had received a waiver from the Lender for other administrative covenants. At September 30, 2014 there was approximately $730,000 available on the line of credit.

The Company believes that the borrowing availability under the ACF facility will be adequate to fund the working capital needs. In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock and convertible debt, to improve the overall profitability and cash flows of the Company. In addition, as discussed above, the Company entered into the ACF facility to provide working capital financing.

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Aracle SPF I, LLC (“Aracle”) pursuant to which Aracle has the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock of the Company and 125,000 common stock purchase warrants. The warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share. The SPA contains standard representations, warranties, and covenants. In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014. Further, in the event the Company is delisted from NYSE MKT while Aracle owns at least 51% of the shares issued to it under the SPA, the Company shall issue an additional 3,000,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months. The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle. The Company granted Aracle piggyback registration rights with respect to the shares and the shares of common stock underlying the warrants. The warrants do not include any price protection clause.

Concurrently with entering into the SPA, the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.

On April 16, 2014, the Company, Aracle and a second institutional investor entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the investors purchased 2.5 Units for $125,000.

The Company incurred certain expenses related to the SPA’s and the closings thereunder of approximately $130,000, which were paid from the proceeds for net proceeds of approximately $470,000.

On August 7, 2014, the Company issued a Convertible Note (the “Note”) with an original principal balance of $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share. After six months from closing, the conversion price will have a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share. The Company can force conversion if the Company’s common stock trades at 250% greater than the conversion price for 20 consecutive trading days.

In addition to the Note, the Company issued a warrant to purchase up to 2,371,875 shares of the Company common stock. The warrant is exercisable at $0.25 per share, vests 6 months after the closing, and expires 5 years thereafter.

In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. Management believes with current cash flow from operations, the preferred offering and the availability under the ACF facility, the Company will have sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2014 and 2013, and during the two years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Estimates and Assumptions

Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the consolidated financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, deferred income tax valuation allowances, accounts receivable allowances, accounting for acquisitions, accounting for derivative liabilities and evaluation of impairment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $395,000 and $272,000 is considered necessary as of September 30, 2014, and September 30, 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. Based on management’s review of accounts receivables related to discontinued operations, an allowance of approximately $265,000 and $35,000 are considered necessary as of September 30, 2014 and September 30, 2013, respectively.

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

The fair value of the Company’s current assets and current liabilities, excluding the derivative liability, approximate their carrying values due to their short term nature. The carrying value of the Company’s long-term liabilities and the derivative liability represents their fair value based on level 3 inputs, as discussed in Notes 6 and 8. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 4.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 “Derivative and Hedging” (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether fair value of warrants issued is required to be classified as equity or as a derivative liability.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

See Note 9 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted. The Company is currently assessing the impact of ASU 2014-09.

In August 2014, the FASB issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company does not expect this ASU to have a significant impact on its financial position or results of operations.

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this Accounting Standards Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

General Employment Enterprises, Inc.

Naperville, Illinois

We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. as of September 31, 2014 and 2013, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with US generally accepted accounting principles.

/s/ FRIEDMAN LLP

New York, New York
December 22, 2014

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2014	September 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168	$361
Accounts receivable, less allowances (2014 - $395; 2013 - $272)	4,907	6,697
Other current assets	1,650	416
Assets of discontinued operations, less allowances (2014 - $265; 2013 - $35)	—	238

Total current assets	6,725	7,712

Property and equipment, net	453	530
Goodwill	1,106	1,106
Intangible assets, net	1,560	1,884

TOTAL ASSETS	$9,844	$11,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,711	$3,734
Accounts payable	910	1,015
Accrued compensation	2,633	2,733
Convertible note payable - current portion, net of discount	35	—
Derivative liability	131	—
Other current liabilities	1,214	981
Liabilities from discontinued operations	—	30

Total current liabilities	7,634	8,493
Convertible note payable, net of discount	132
Other long-term liabilities	13	126

Total long-term liabilities	145	126

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	—	—
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 25,899 shares at September 30, 2014 and 22,799 shares at September 30, 2013	—	—
Additional paid in capital	11,658	10,851
Accumulated deficit	(9,593)	(8,238)

Total shareholders’ equity	2,065	2,613

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,844	$11,232

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended September 30,
	2014	2013

NET REVENUES:
Contract staffing services	$32,723	$39,187
Direct hire placement services	7,088	7,317

NET REVENUES	39,811	46,504

Cost of contract services	26,417	32,318
Selling, general and administrative expenses	13,709	15,173
Amortization of intangible assets	326	320

LOSS FROM OPERATIONS	(641)	(1,307)
Gain on change in derivative liability	47	—
Interest expense	(507)	(251)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(1,101)	(1,558)
Provision for income tax	(24)	(8)

LOSS FROM CONTINUING OPERATIONS	$(1,125)	$(1,566)

Loss from discontinued operations	$(230)	$(324)

NET LOSS	$(1,355)	$(1,890)

BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(0.05)	$(0.07)

From discontinued operations	$(0.01)	$(0.01)

Total net loss per share	$(0.06)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	24,360	21,969

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock	Additional Paid	Accumulated	Total Shareholders’
	Shares	In Capital	Deficit	Equity

Balance, September 30, 2012	21,699	$10,453	$(6,348)	$4,105

Issuance of common stock	1,100	330	—	330

Stock compensation expense	—	68	—	68

Net loss	—	—	(1,890)	(1,890)

Balance, September 30, 2013	22,799	$10,851	$(8,238)	$2,613

Stock compensation expense	—	98	—	98

Issuance of warrants related to debt	—	219	—	219

Issuance of common stock, net	3,000	470	—	470

Stock issued for services	100	20	—	20

Net loss	—	—	(1,355)	(1,355)

Balance, September 30, 2014	25,899	$11,658	$(9,593)	$2,065

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,355)	$(1,890)
Loss from discontinued operations	(230)	(324)

Loss from continuing operations	(1,125)	(1,566)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	498	485
Stock issued for services	20	—
Stock option expense	98	68
Provision for doubtful accounts	322	142
Loss on abandonment of fixed assets	49	78
Changes in operating assets and liabilities -
Accounts receivable	1,468	(675)
Accounts payable	(105)	842
Accrued compensation	(100)	(300)
Other current assets	(1,234)	(324)
Other current liabilities	530	265
Long-term liabilities	(113)	(127)

Net cash provided by (used in) operating activities - Continuing Operations	308	(1,112)
Net cash (used in) provided by operating activities - Discontinued Operations	(22)	41

Net cash provided by (used in) operating activities	286	(1,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(146)	(191)
Partial payment of earn-out	(225)	(150)

Net cash used in investing activities - Continuing Operations	(371)	(341)
Net cash used in investing activities - Discontinued Operations	—	(4)

Net cash used in investing activities	(371)	(345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale lease back	—	122
Proceeds from short-term related party debt	185	—
Payments on short-term related party debt	(185)	—
Proceeds from the issuance of equity, net	470	—
Proceeds from the issuance of debt, net	517	—
Payments on capital lease	(72)	(39)
Net proceeds from short-term debt	(1,023)	1,330

Net cash (used in) provided by financing activities	(108)	1,413

Net change in cash and cash equivalents - Continuing Operations	(171)	(40)
Net change in cash and cash equivalents - Discontinued Operations	(22)	37

Cash and cash equivalents at beginning of year - Continuing Operations	361	364

Cash and cash equivalents at end of year	$168	$361

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$461	$248

Cash paid for taxes	$24	$8

NON-CASH FROM INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions purchased by capital lease	$—	$194

Non-cash payment of earn-out	$—	$330

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

General Employment Enterprises, Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893 and provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s agricultural staffing services provided agricultural workers for farms and groves, until July 7, 2013, when the Company ceased operations within its Agricultural Division, terminated all the division’s employees and began the process of liquidating all assets of this Division. The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania.

The Company has experienced significant losses in the past. Management has implemented a strategy which included cost reduction efforts, closure of the Agricultural Division as well as identifying strategic acquisitions, financed primarily through the issuance of stock and convertible debt, to improve the overall profitability and cash flows of the Company. The Company entered into a three year revolving credit agreement with ACF Finco I LP (formerly Keltic) to provide working capital financing. The agreement allows ACF Finco I LP to advance the Company funds based on a percentage of eligible invoices. Management believes with current cash flow from operations, the preferred offering and the availability under the ACF Finco I LP loan agreement, the Company will have sufficient liquidity for the next 12 months.

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

Estimates and Assumptions

Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the condensed consolidated financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences were to occur in a subsequent period, the Company would recognize those differences when they became known. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, deferred income tax valuation allowances, accounts receivable allowances, accounting for acquisitions, accounting for derivatives and evaluation of impairment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Revenue Recognition

Direct hire placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Contract staffing service revenues are recognized when services are rendered.

The provision for falloffs and refunds, which is reflected in the consolidated statements of operations as a reduction of placement service revenues, was $939,000 in fiscal 2014 and $969,000 in fiscal 2013.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At September 30, 2014, and September 30, 2013, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $395,000 and $272,000 is considered necessary as of September 30, 2014, and September 30, 2013, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. Based on management’s review of accounts receivables related to discontinued operations, an allowance of approximately $265,000 and $35,000 are considered necessary as of September 30, 2014 and September 30, 2013, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the years ended September 30, 2014 and 2013. For property and equipment included in current asset of discontinued operations in the accompanying balance sheet the Company has ceased recording depreciation expense.

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

The fair value of the Company’s current assets and current liabilities, excluding the derivative liability, approximate their carrying values due to their short term nature. The carrying value of the Company’s long-term liabilities and the derivative liability represents their fair value based on level 3 inputs, as discussed in Notes 6 and 8. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 4.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 “Derivative and Hedging” (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether fair value of warrants issued is required to be classified as equity or as a derivative liability.

Earnings (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of approximately 468,000 and 47,000 were excluded from the computation of diluted earnings per share for the years ended September 30, 2014 and 2013, respectively, because their effect is anti-dilutive.

Reclassification

Certain reclassifications have been made to the financial statements as of and for the year ended September 30, 2013 to conform to the presentation as of and for the year ended September 30, 2014.

Advertising Expenses

The majority of the Company’s advertising expense budget is used to support the Company’s business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the years ended September 30, 2014 and 2013, included in selling, general and administrative expenses was advertising expense totaling approximately $718,000 and $733,000, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

See Note 9 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

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

Segment Data

The Company has two operating business segments a) Contract staffing services, and b) Direct hire placement. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted. The Company is currently assessing the impact of ASU 2014-09.

In August 2014, the FASB issued Accounting Standards Update 2014–15 (“ASU 2014-15), “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company does not expect this ASU to have a significant impact on its financial position or results of operations.

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this Accounting Standards Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment

Property and equipment consisted of the following as of September 30:

(In thousands)	Useful Lives	2014	2013

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	1,413	2,325

Total property and equipment, at cost		2,860	3,772
Accumulated depreciation and amortization		(2,407)	(3,242)

Property and equipment, net		$453	$530

Disposals of property and equipment, consisting primarily of fully-depreciated office furniture, a vehicle and equipment, had an original cost of approximately $49,000 and $28,000 in fiscal 2014 and 2013, respectively. Leasehold improvements are amortized over the term of the lease.

During the year ended September 30, 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%. At September 30, 2014, approximately $72,000 is current and included in other current liabilities and approximately $7,000 is included in other long term liabilities.

Depreciation expense for the year ended September 30, 2014 and 2013 was approximately $174,000 and $165,000, respectively.

4. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. No impairment loss was recorded in fiscal year 2014 or 2013.

Intangible Assets

As of September 30, 2014

(In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer Relationships	$2,690	$1,137	$—	$1,553
Trade Name	17	10	—	7

	$2,707	$1,147	$—	$1,560

As of September 30, 2013

(In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer Relationships	$2,690	$816	$—	$1,874
Trade Name	17	7	—	10

	$2,707	$823	$—	$1,884

Amortization expense was approximately $326,000 and $320,000 for the years ended September 30, 2014 and 2013, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of five years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to ten years. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $320,000 in 2015, $320,000 in 2016, $320,000 in 2017, $320,000 in 2018 and $280,000 in 2019.

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

During the year ended September 30, 2014, the Company did not record any impairment of intangible assets.

5. Short-term Debt

On September 27, 2013, the Company entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP), a limited partnership formed under the laws of the State of Delaware (“ACF”) that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At September 30, 2014 and September 30, 2013 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof. At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the covenants. On December 3, 2014 the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and waived certain defaults. The ACF facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto.

The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The three (3) consecutive calendar month period ending on December 31, 2014, to be a negative number exceeding negative Two Hundred Fifty Thousand and 00/100 Dollars ($250,000);

(b) The six (6) consecutive calendar month period ending on March 31, 2015, to be a negative number exceeding negative Five Hundred Thousand and 00/100 Dollars ($500,000);

(c) The nine (9) consecutive calendar month period ending on June 30, 2015, to be a negative number exceeding negative Seven Hundred Fifty Thousand and 00/100 Dollars ($750,000);

(d) The twelve (12) consecutive calendar month period ending on September 30, 2015, to be a negative number exceeding negative One Million and 00/100 Dollars ($1,000,000); and

(e) For any period commencing on or after October 1, 2015, no less than such amounts as are established by Lender for such period in Lender’s permitted discretion based on the annual financial projections including such period delivered by Borrower pursuant to Section 6.6, above.

The agreement includes certain covenants which require compliance until termination of the agreement. As of the September 30, 2014 the Company was not in compliance with the EBITDA covenant or other administrative covenants, however as of the date of this report, the Company was in compliance with the above EBITDA covenant and had received a waiver from the Lender for other administrative covenants. At September 30, 2014 there was approximately $730,000 available on the line of credit.

6. Convertible Note

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

The Convertible Note contains an embedded conversion feature requiring bifurcation and liability treatment. The Company accounted for this conversion feature and the detachable warrants by allocating the proceeds from issuance of the convertible notes to the conversion feature and the warrants. These were based on a relative fair value and the conversion feature was valued by a third party.

To recognize the fair value of the warrants, the Company discounted the note and increased additional paid in capital. The fair value of the conversion feature was approximately $178,000, the Company discounted the note and created a derivative liability, which will be evaluated each quarter and adjusted for any change in value. For the year ended September 30, 2014, the Company recognized interest expense and the amortization of the discount of approximately $36,000.

(In Thousands)	September 30, 2014

Original principal balance	$633
Debt discount for issuance costs and original discount	(105)
Debt discount for issuance of warrants	(219)
Debt discount for conversion feature	(178)

Total	131
Interest expense and amortization of debt discount	36

Balance at September 30, 2014	167

Current portion of convertible debt	(35)
Total long-term portion of convertible debt, net of debt discount	$132

During the period from August 7, 2014 to September 30, 2014 there was a gain on the change of derivative liability of approximately $47,000, which was recorded as a decrease to the derivative liability and in decrease to net loss to the statement of operations.

Derivative Liability
Balance at August 7, 2014	$178,000
Changes in fair value	(47,000)

Balance at September 30, 2014	$131,000

7. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,
(In Thousands)	2014	2013
Accrued expenses	$174	$256
Accrued sales tax	762	226
Capital lease – short-term	72	72
Earn-out liability	201	350
Deferred rent	5	77

Total other current liabilities	$1,214	$981

8. Long-Term Liabilities

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 500,000 shares of common stock to the former CEO for no additional consideration. During fiscal year 2009, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded a charge to operations in the amount of $280,000 based on a quoted market price of $0.56 per share on the date of the award. On January 31, 2013, the former CEO retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of September 30, 2014 and September 30, 2013, the liability for future payments was reflected on the consolidated balance sheet as short term accrued compensation of $60,000 and $135,000, respectively.

Included in long-term liabilities as of September 30, 2013 are capital leases as disclosed in Note 3 and deferred rent.

9. Common Stock

In 2013, the Company executed an Amended and Restated Purchase agreement with RFFG that required the issuance of 1.1 million shares of common stock. The stock was officially issued on July 2, 2013. The stock price on July 2, 2013 was $0.2999 and there were shares traded that day at that price. The value related to the transaction on July 2, 2013 was $329,890.

On September 9, 2013, the shareholders approved the increase of common shares authorized to be issued by the Company from 50,000,000 to 200,000,000 and preferred shares from 1,000,000 to 20,000,000.

On March 31, 2014, the Company and Aracle SPF I, LLC, a New York based fund (“Aracle”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which Aracle has the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock of the Company and 125,000 common stock purchase warrants. The warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share. The SPA contains standard representations, warranties, and covenants. In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014. Further, in the event the Company is delisted from NYSE MKT while Aracle owns at least 51% of the shares issued to it under the SPA, the Company shall issue an additional 3,000,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months. The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle. The Company granted Aracle piggyback registration rights with respect to the shares and the shares of common stock underlying the warrants. The warrants do not include any price protection clause.

Concurrently with the execution of the SPA the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000. The Units and the securities underlying the Units were issued to Aracle, an accredited investor, pursuant to the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and other applicable exemptions. The issued securities contain a standard restricted legend.

On April 16, 2014, the Company, Aracle and a second institutional investor entered into certain Securities Purchase Agreements (“SPA”) pursuant to which the Investors purchased 2.5 Units for $125,000.

The Company incurred certain expenses related to the SPA of approximately $130,000, which were paid from the proceeds, for a net proceeds of approximately $470,000.

The shares and securities underlying the warrants were issued to the investors, pursuant to the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, and other applicable exemptions. The issued securities contain a standard restricted legend.

Warrants

(Number of Warrants in Thousands)	Number of Shares	Exercise Price	Expiration
Outstanding at September 30, 2013	—

Warrants Granted
Aracle Warrants	1,500	$0.25	3/31/2018
Brio Warrants	2,372	$0.25	2/07/2020

Outstanding at September 30, 2014	3,872

The weighted average exercise price of outstanding warrants was $0.25 at September 30, 2014, with expiration dates ranging from March 31, 2018 to February 7, 2020.

10. Stock Option Plans

As of September 30, 2014, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan. All four plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting and as of September 30, 2013 there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan. As of September 30, 2014, there were no shares available for issuance under the 2011 Company Incentive Plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2014 and September 30, 2013 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

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

A summary of stock option activity is as follows:

	Year Ended September 30,
(Number of Options in Thousands)	2014	2013

Number of options outstanding:
Beginning of year	1,478	1,747
Granted	2,595	108
Exercised	—	—
Terminated	(654)	(377)

End of year	3,419	1,478

Number of options exercisable at end of year	1,470	1,418
Number of options available for grant at end of year	7,408	10,000

Weighted average option prices per share:
Granted during the year	$.28	$.49
Exercised during the year	—	—
Terminated during the year	.42	.40
Outstanding at end of year	.32	.40
Exercisable at end of year	.38	.41

Stock options outstanding as of September 30, 2014 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $1.00	3,404	$0.32	1,455	$0.38	8.5
$1.01 to 2.39	15	$2.39	15	$2.39	3

As of September 30, 2014, the aggregate intrinsic value of outstanding stock options and exercisable stock options was approximately $0.21 per share.

The average fair value of stock options granted was estimated to be $0.21 per share in fiscal 2014 and $0.43 per share in fiscal 2013. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2014	2013

Expected option life (years)	9	10
Expected stock price volatility	95%	94%
Expected dividend yield	—%	— %
Risk-free interest rate	2.75%	2.64% to 1.86%

Stock-based compensation expense attributable to stock options was $98,000 and $68,000 in 2014 and 2013, respectively. As of September 30, 2014, there was approximately $422,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 1.5 years.

11. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ending September 30,
(In Thousands)	2014	2013

Current tax provision	$24	$8
Deferred tax provision	—	—

Provision for income taxes	$24	$8

The differences between income taxes calculated at the statutory U.S. federal income tax rate and the Company’s provision for income taxes are as follows:

	Year Ended September 30,
(In Thousands)	2014	2013

Income tax provision at statutory federal tax rate	$32	$22
Valuation allowance	(8)	(14)

Provision for income taxes	$24	$8

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
(In Thousands)	2014	2013

Temporary differences
Stock option expense	$461	$326
Deferred compensation expense	24	(59)
Vacation expense	64	69
Intangible assets	107	107
Allowance for doubtful accounts	208	74
Other	5	(49)
Net operating loss carryforwards	4,956	4,292
Valuation allowances	(5,825)	(4,760)

Net deferred income tax asset	$—	$—

As of September 30, 2014, there were approximately $12,150,000 of losses available to reduce federal taxable income in future years through 2033, and there were approximately $10,800,000 of losses available to reduce state taxable income in future years, expiring from 2014 through 2033. Due to common stock transactions in the prior years, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years. The Company is currently evaluating the effects of any such limitation.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2014 and 2013, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2014 and 2013.

As a result of continuing losses, we have determined that it is more likely than not that we will not realize the benefits of the deferred tax assets and therefore we have recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. The valuation allowance increased by $1,065,000 and $537,000 in 2014 and 2013, respectively.

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state tax authorities. We are not currently under examination in any federal or state jurisdiction.

12. Contingencies and Commitments

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company.

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. During the year ended September 30, 2013, the Company paid $200,000 of the cash consideration noted above. The Company has accrued $350,000, which is included in other current liabilities on the consolidated balance sheet at September 30, 2013, for the liability, however has elected to pay the remaining amount over two years. The total payments will be approximately $450,000 with additional $100,000 to be recorded as interest expense. During the year ended September 30, 2014, the Company paid approximately $225,000 to the Sellers, $150,000 of principle and approximately $75,000 of interest. The Company had approximately $200,000 accrued at September 30, 2014 related to the remaining liability.

During 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%. At September 30, 2014, approximately $72,000 is included in other current liabilities and approximately $7,000 in other long term liabilities.

13. Leases

The Company leases space for all of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods from three to five years. The corporate office lease expires in 2018. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Rent expense was $897,000 in fiscal 2014 and $1,087,000 in fiscal 2013. As of September 30, 2014, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $1,019,000, as follows: fiscal 2015 - $415,000, fiscal 2016 - $323,000, fiscal 2017 - $164,000, fiscal 2018 – 90,000, fiscal 2019 – 27,000 and thereafter - $0.

14. Segment Data

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

Unallocated Corporate expenses primarily include, corporate legal expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees and interest expense.

	Fiscal Year Ended
	September 30,
(In Thousands)	2014	2013

Direct Hire Placement Services
Revenue	$7,088	$7,317
Placement services gross margin	100%	100%
Operating loss	(983)	(700)
Depreciation & amortization	230	224
Accounts receivable – net	805	625
Intangible assets	228	347
Goodwill	24	24
Total assets	2,285	4,810

Contract Staffing Services
Industrial services revenue	$25,031	$29,816
Professional services revenue	7,692	9,371
Industrial services gross margin	15.60%	12.61%
Professional services gross margin	31.10%	33.19%
Operating income	$1,159	$890
Depreciation and amortization	268	261
Accounts receivable – industrial services	3,318	4,778
Accounts receivable – professional services	784	1,294
Intangible assets	1,332	1,537
Goodwill	1,082	1,082
Total assets	$7,559	$6,184

Unallocated Expenses
Corporate administrative expenses	$541	$1,160
Corporate facility expenses	160	247
Board related expenses	93	98
Interest expense	507	251

Total unallocated expenses	$1,301	$1,756

Consolidated
Total revenue	$39,811	$46,504
Operating loss	(1,125)	(1,566)
Depreciation and amortization	498	485
Total accounts receivables – net	4,907	6,697
Intangible assets	1,560	1,884
Goodwill	1,106	1,106
Assets from continuing operations	9,844	10,994
Assets from discontinued operations	0	238
Total assets	$9,844	$11,232

15. Discontinued Operations

As of July 7, 2013, the Board of Directors of the Company determined that the best course of action related to its Agricultural Division was to terminate operations, to liquidate the Division’s assets, and to focus the business on the light industrial and professional divisions. On July 7, 2013, all staffing was discontinued and the entire operations of the Agricultural Division were discontinued as of August 1, 2013. All employees have been terminated and a one-time expense of approximately $100,000 was recognized as of September 30, 2013.

	Years Ended
	September 30,
(In Thousands)	2014	2013

Discontinued Operations
Agricultural services revenue – net	$—	$6,801
Agricultural services gross margin	—	3.3%
Agricultural services net loss	(230)	(324)
Accounts receivable net – Agricultural services	—	238
A Fixed assets – Agricultural services	—	—
Total assets – Agricultural services	—	238
Total liabilities – Agricultural services	$—	$30

The Company has no assets or liabilities related to the discontinued operations as of September 30, 2014.

16. Related Party Transactions

The Company contracted with Norco Accounting & Consulting Inc. (“Norco”) to provide accounting and consulting services prior to Andrew J. Norstrud joining the Company. Norco charged approximately $63,000 for consulting services and approximately $13,000 in related expense during the second quarter ended March 31, 2013. Norco is 50% owned by Andrew J. Norstrud, who joined the Company on March 29, 2013, as the Company’s Chief Financial Officer and became the Company’s Chief Executive Officer on March 7, 2014. The Company no longer uses Norco for accounting and consulting services.

To ensure the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term loans. In most cases, the loans are for less than 30 days and no interest is expensed or paid to the officers. There were no amounts owed to officers of the Company, other than reimbursable expenses, at September 30, 2014.

On May 29, 2014, the Company entered into a settlement agreement related to an indemnification agreement with the former Chief Executive Officer of the Company under which the Company agreed to pay a total of $51,850 as settlement in full of certain disputes among the parties. As of September 30, 2014 this has been paid by the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

17. Subsequent Events

On November 14, 2014, the Company entered into a Securities Purchase Agreement, with 16 individuals who collectively have subscribed to purchase a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The purchase price is being held in escrow pending a closing of the transactions set forth in the Agreement. The net proceeds to the Company from the offering will be approximately $2,000,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company’s Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation. The Company expects to close this offering in early January, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company as of December 19, 2014 are as follows:

Name	Age	Position
Andrew J. Norstrud	41	Chief Executive Officer, Principal Financial Officer, Director
Dennis W. Baker	68	Chairman of the Board
Jack Zwick	78	Director
Michael K. Schroering	57	Director
Thomas C. Williams	55	Director

Andrew J. Norstrud – Chief Executive Officer, Director

Mr. Norstrud joined General Employment Enterprises in March 2013 as CFO and was appointed CEO on March 7, 2014. Prior to joining the Company, Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc., and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. He is a Florida licensed Certified Public Accountant.

Dennis W. Baker – Chairman of the Board

Mr. Baker has served as a Director of the Company since 2000 and became Chairman of the Board in November of 2013. From April 1975 to April 2006, Mr. Baker held various positions with CF Industries Holdings, Inc., a fertilizer manufacturing and distribution company, and most recently served as Treasurer from March 1988 to April 2007, when he retired. During this time, he also held the following titles at CF Industries Holdings, Inc.: Assistant Treasurer, Director of Financial Planning and Budgeting, Manager of Financial Planning, Manager of Budgets and Capital Expenditure Control, Capital Expenditure Control Analyst and Financial Analyst. On May 1, 2011 Mr. Baker was elected to the Board of Directors of CIS World, Inc. Mr. Baker is a member of the Audit, Compensation and Nominating Committees. The Company believes that Mr. Baker is qualified to sit on the Board of Directors because of his extensive management experience.

Jack Zwick – Director

Mr. Zwick joined the Company in May 2014 as a Director and Chairman of the Audit Committee. Mr. Zwick is a certified public accountant and a founding member of Zwick & Banyai, PLLC, certified public accountants. Mr. Zwick began his career in public accounting in 1958 in Detroit where he worked with local firms in New York and Detroit until 1969 at which point he joined the international accounting firm of Laventhol & Horwath. Mr. Zwick is a former managing partner of Laventhol & Horwath’s metropolitan Detroit office. Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Master of Science in Taxation (a specialty within the MBA program) from Wayne State University. He has also taken many applied mathematics and economic courses in graduate school. He is a member of the American Institute of Certified Public Accountants; the Michigan Association of Certified Public Accountants; and past Chair of the City of Southfield Zoning Board of Appeal. Mr. Zwick has served on several public company boards including Health-Chem Corporation, (a public company), and First China Pharmaceutical Group, Inc. (FCPG), Solar Energy Initiatives Corporation (SNRY) and Xcel Mobility (XCLL), where he was Chairman of the Audit Committee. Currently, he is the CFO and a member of the Board of Car Charging Group, Inc. (CCGI). He is the past Vice President of the Florida Panthers of the National Hockey League. His firm is a member of the PCAOB and Zwick & Banyai, PLLC are auditors for several public companies.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended September 30, 2014 and 2013, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing.

Board of Directors Leadership Structure and Role in Risk Oversight

Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight and expertise from outside the company and industry, while the management brings company-specific experience and expertise. The Board of Directors believes that a board of directors combined with independent board members and management is in the best interest of shareholders because it promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance. The Company’s Chief Executive Officer and Chairman, Mr. Schroering, resigned both positions on November 3, 2013, but remains a director. Mr. Baker assumed the position of Chairman upon Mr. Schroering’s resignation. In May of 2014, Jack Zwick joined the board of directors and became the Chairman of the Audit Committee.

The Board of Directors does not have a lead independent director. The Board of Directors provides overall risk oversight for the Company as part of its normal, ongoing responsibilities. It receives reports from Mr. Norstrud and other members of senior management on a periodic basis on areas of risk facing the Company. In addition, Board of Directors committees oversee specific elements of risk or potential risk.

Director Independence

The Board of Directors has determined that each director, other than Mr. Schroering and Mr. Norstrud, is an independent director under the listing standards of the NYSE MKT. In addition, the Board of Directors has determined that each current member of the Audit Committee meets the additional independence criteria required for audit committee membership under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action between scheduled meetings. The Board of Directors held 21 meetings during the last fiscal year. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are three standing committees of the Board of Directors, which are the Nominating Committee, the Audit Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met 5 times during 2014.

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

The Nominating Committee is presently composed of three independent directors: Thomas C. Williams (Chairman), Dennis W. Baker, and Jack Zwick.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is not available on the Company’s website. A copy of the Nominating Committee Charter was attached as an appendix to the proxy statement prepared in connection with the February 10, 2011, Annual Meeting of Shareholders.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met 8 times during fiscal 2014.

The Audit Committee is presently composed of three independent directors: Jack Zwick (Chairman), Dennis W. Baker and Thomas C. Williams. The Board of Directors has determined that Mr. Baker, Mr. Hunter and Mr. Williams are all considered an “audit committee financial expert” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is not available on the Company’s website. A copy of the Audit Committee Charter is attached as appendix A to the proxy filed with the SEC on January 27, 2012.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants, but has not done so. The Compensation Committee met 5 times during fiscal 2014.

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

The Compensation Committee is presently composed of three independent directors: Dennis W. Baker (Chairman), Jack Zwick and Thomas C. Williams.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)

Andrew Norstrud (3)	2014	229,200	25,000				306,000	(1)		560,200
Chief Executive Officer, Chief Financial Officer and Treasurer	2013	126,000		—	—	—	—		63,000	189,000

Michael Schroering (4)	2014	30,000					52,000	(2)		82,000
Former Chief Executive Officer and Chairman	2013	40,000		—	—	—	—		—	40,000

(1)	Mr. Norstrud was granted options to purchase 1,200,000 shares of common stock during the fiscal year 2014
(2)	Mr. Schroering was granted an option to purchase 300,000 shares of common stock during fiscal year 2014.
(3)	Mr. Norstrud became the Company’s Chief Financial Officer and Treasurer on March 28, 2013. Mr. Norstrud was a consultant during the year and charged the Company approximately $63,000 for those services through his consulting business, Norco Accounting & Consulting. In March of 2014, Mr. Norstrud became the Chief Executive Officer.
(4)	Mr. Schroering served as the Company’s Chief Executive Officer and Chairman from November 24, 2012 until November 3, 2013. Mr. Schroering remains a director.

Employment and Change in Control Agreements

Andrew Norstrud: On August 13, 2013, the Company entered into an employment agreement with Andrew J. Norstrud (the “Norstrud Employment Agreement”). The Norstrud Employment Agreement provides for a three-year term ending on March 29, 2016, unless employment is earlier terminated in accordance with the provisions thereof. Mr. Norstrud is to receive a starting base salary at the rate of $200,000 per year which is subject to adjustment by the Compensation Committee. Mr. Norstrud received options to purchase 200,000 shares of the Company’s common stock in connection with his execution of the Norstrud Employment Agreement, and is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Compensation Committee. Mr. Norstrud was granted an additional option to purchase 1,000,000 shares of the Company’s common stock in connection with his employment with the Company and assumption of the Chief Executive Officer position. The Norstrud Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 9 - Stock Option Plans” in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers during fiscal 2014 and 2013 were at option prices that were equal to the market price on the date of grant, had vesting dates two years or less after the date of grant, and had expiration dates ten years after the date of grant. Due to a change of control, subsequent to year end, all of such options were immediately vested and exercisable.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Andrew Norstrud,		200,000	—	0.25	1/27/2024	—	—	—	—
Chief Executive Officer, Chief Financial Officer and Treasurer		1,000,000		0.35	3/04/2024

Michael Schroering,		300,000	—	0.25	1/27/2024	—	—	—	—
Former Chief Executive Officer and Chairman	15,000			0.48	12/19/22

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service.

DIRECTOR COMPENSATION

Compensation of Directors

Under the Company’s standard compensation arrangements that were in effect during fiscal 2014, each non-employee director received a monthly retainer of $2,000 with the exception of Mr. Baker and Mr. Zwick who received $2,500 per month. Directors did not receive any additional compensation for attendance at meetings of the Board of Directors or its committees. Employees of the Company did not receive any additional compensation for service on the Board of Directors.

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2014:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)

Dennis W. Baker	30,000	0	30,000
Jack Zwick (2)	10,950	0	10,950
Thomas C. Williams	24,000	0	24,000
Michael Schroering	24,000	52,000	76,000
Edward Hunter (2)	6,000	0	6,000

(1)	The aggregate number of outstanding option awards at the end of fiscal 2012 were as follows for each of the non-employee directors: Mr. Baker – 330,000; Mr. Williams – 315,000; Mr. Schroering – 315,000.
(2)	Edward Hunter resigned from the board of directors in January of 2014 and Jack Zwick joined the board in May of 2014.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 9 - Stock Option Plans” in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 15, 2014, the Company’s directors, executive officers and principal shareholders beneficially own, directly or indirectly, in the aggregate, approximately 71% of its outstanding Common Stock. These shareholders collectively, and Mr. Schroering individually, have significant influence over the Company’s business affairs, with the ability to control matters requiring approval by the Company’s shareholders, including the written consent set forth in this Information Statement.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock, as of September 30, 2014 by (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company’s Common Stock, (b) each of the Company’s directors, (c) each of the Company’s executive officers and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
LEED HR, LLC and Michael Schroering LEED HR, LLC 2650 East Point Parkway, Suite 280 Louisville, KY 40223	16,023,744	(2)	61.9%
Dennis W. Baker	432,800	(3)	1.7%
Thomas C. Williams	315,000	(4)	1.2%
Jack Zwick	175,000	(5)	*
Andrew J. Norstrud	1,250,000	(7)	4.8%
Michael Schroering	315,000	(6)	1.2%
Current directors and executive officers as a group (5 individuals)	18,511,544		71.5%

*	Represents less than 1%.
(1)	Based on 25,899,675 shares of Common Stock issued and outstanding as of September 30, 2014.
(2)	Based on the Schedule 13D/A filed on June 11, 2014; Schedule 13D filed on September 13, 2013 and the Schedule 13D/A filed on September 21, 2012, by each of LEED HR, LLC, a Kentucky limited liability company, and Mr. Schroering, which disclosed that LEED HR, LLC owns directly 15,824,410 shares of Common Stock and that Mr. Schroering owns directly 199,334 shares of Common Stock. Mr. Schroering is the sole manager of LEED HR, LLC. By virtue of this relationship, Mr. Schroering may be deemed to beneficially own, the 15,824,410 shares of Common Stock owned directly by LEED HR, LLC.
(3)	Represents (i) 102,800 shares of Common Stock owned, and (ii) 330,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable.
(4)	Represents 315,000 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable.
(5)	Represents (i) 50,000 shares of Common Stock owned, and (ii) 125,000 shares of Common Stock indirectly through Mr. Zwick’s investment in Aracle SPF, LLC I.
(6)	Represents 315,000 shares of Common Stock. See Footnote #2.
(7)	Represents (i) 50,000 shares of Common Stock, and (ii) 1,200,000 shares of Common Stock issuable upon the exercise of stock options that are not currently exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors has determined that each director, other than Mr. Schroering and Mr. Norstrud, is an independent director under the listing standards of the NYSE MKT. In addition, the Board of Directors has determined that each current member of the Nominating Committee, Compensation Committee and Audit Committee meets the additional independence criteria required for such membership under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2014 and 2013. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

A representative of Friedman, LLP is expected to be present at the Annual Meeting to respond to appropriate questions and to make a statement if desired.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2014 and 2013:

	Fiscal	Fiscal

Audit fees	$155,000	$155,000
Audit-related fees	18,500	18,500
Tax fees	—	—
All other fees	—	—

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this report:

No.	Description of Exhibit

2.01	Securities Purchase and Tender Offer Agreement, dated March 30, 2009, by and among General Employment Enterprises, Inc. and PSQ, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

2.02	Acquisition of Assets of On-Site Services dated June 2. 2010. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 8, 2010, File No. 1-05707.

2.03	Financial Statements of On-Site Services dated August 16, 2010, Incorporated by reference to Exhibit 99.1, Exhibit 99.2 and Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 16, 2010, File No. 1-05707.

3.01	Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No. 1-05707.

3.02	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K filed with the Commission on December 6, 2013.

3.03	By-Laws of General Employment Enterprises, Inc., as amended June 30, 2009. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707

3.04	Certificate of designation of series a convertible preferred stock of General Employment Enterprises, Inc.

4.01	Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

4.02	Amendment No. 1 to Rights Agreement, dated as of March 30, 2009, by and between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 31, 2009, Commission File No. 1-05707.

10.01*	Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Commission File No. 1-05707.

10.02*	General Employment Enterprises, Inc. 1995 Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10.03*	Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2010.

10.04*	General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-05707.

10.05*	Chief Executive Officer Bonus Plan, adopted September 24, 2001. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

10.06*	Operational Vice President Bonus Plan effective for fiscal years beginning on or after October 1, 2004. Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2004, Commission File No. 1-05707.

10.07*	Form of stock option agreement under the General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 99.01 to the Company’s current report on Form 8-K dated September 25, 2006, Commission File No. 1-05707.

10.08*	Chief Executive Officer Bonus Plan Amendment 1, effective for fiscal years beginning on or after October 1, 2006. Incorporated by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-QSB for the quarterly period ended December 31, 2006, Commission File No. 1-05707.

10.09*	Form of director stock option agreement under the Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.10*	Form of stock option agreement under the General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.11*	Form of indemnity agreement with directors and officers, adopted November 19, 2007. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.12*	Escrow Agreement, dated as of March 30, 2009, by and among General Employment Enterprises, Inc., PSQ, LLC and Park Avenue Bank, as escrow agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.13*	Consulting Agreement, dated as of March 30, 2009, by and among Herbert F. Imhoff, Jr., General Employment Enterprises, Inc. and PSQ LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.14*	Registration Rights Agreement, dated as of March 30, 2009, by and between General Employment Enterprises, Inc., PSQ, LLC and Herbert F. Imhoff, Jr. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.15*	Amendment No. 1, dated as of June 22, 2009, to Consulting Agreement, dated as of March 30, 2009, by and among Herbert F. Imhoff, Jr., General Employment Enterprises, Inc. and PSQ LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.16*	Employment Agreement between General Employment Enterprises, Inc. and Kent M. Yauch, dated June 26, 2009. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.17*	Employment Agreement between General Employment Enterprises, Inc. and Marilyn L. White, dated June 26, 2009. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.18*	Form of director stock option under the Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Appendix A to the Company’s Definitive Information Statement filed with the SEC on October 16, 2009.

10.19*	Form of employee stock option under the Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Appendix A to the Company’s Definitive Information Statement filed with the SEC on October 16, 2009.

10.20*	Amendment No. 4 dated as of February 5, 2010 to Statement of Acquisition of Beneficial Ownership by Herbert F. Imhoff, Jr. Incorporated by reference to Form SC 13D dated February 5, 2010, Commission File No. 5-40677.

10.21	Account Purchase Agreement dated as December 14, 2010 by and between Wells Fargo Bank, National Association and Triad Personnel Services, Inc., the Company, BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc. d/b/a Triad Temporaries (the “Account Purchase Agreement”). Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, Commission File No. 001-05707.

10.22	First Amendment to Account Purchase Agreement dated May 2, 2011. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.23	Second Amendment to Account Purchase Agreement dated as February 15, 2012. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 30, 2012, Commission File No. 001-05707.

10.24	Third Amendment to Account Purchase Agreement dated September 25, 2012. Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.25	Fourth Amendment to Account Purchase Agreement dated December 14, 2012. Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.26	Fifth Amendment to Account Purchase Agreement dated as January 14, 2013. Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.27	Asset Purchase Agreement, dated as of August 31, 2011, by and among General Employment Enterprises, Inc., Ashley Ellis LLC and Brad A. Imhoff. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.28	Registration Rights Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Ashley Ellis LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.29	Employment Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Katy M. Imhoff. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.30	Change of Control Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Katy M. Imhoff. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.31	Employment Agreement, dated as of September 1, 2011, by and between General Employment Enterprises, Inc. and Salvatore J. Zizza. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.32	Change of Control Agreement, dated as of September 1, 2011, by and between General Employment Enterprises, Inc. and Salvatore J. Zizza. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.33	Employment Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Brad A. Imhoff. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.34	Change of Control Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Brad A. Imhoff. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.35	Registration Rights Agreement, effective as of December 30, 2010, by and among General Employment Enterprises, Inc., Triad Personnel Services, Inc., DMCC Staffing, LLC and RFFG of Cleveland, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2011, Commission File No. 001-05707.

10.36	General Employment Enterprises, Inc. 2011 Incentive Plan. Incorporated by reference as Appendix B to the Company’s Proxy Statement dated January 23, 2012, Commission File No. 1-05707.*

10.37	Sixth Amendment to Account Purchase Agreement dated as March 27, 2013. Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.38	Amended and Restated Employment Agreement with Brad A. Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 1, 2013.

10.39	Amended and Restated Employment Agreement with Katy Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 1, 2013.

10.40	Executive Employment Agreement with Andrew Norstrud, dated March 29, 2013. Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q filed with the Commission on August 15, 2013.

10.41	Amendment to Asset Purchase Agreement by and among DMCC Staffing, LLC, RFFG of Cleveland, LLC, the Company and Triad Personnel Services, Inc., dated April 17, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 24, 2013.

10.42	General Employment Enterprises, Inc. 2013 Incentive Stock Plan, effective July 23, 2013. Incorporated by reference as Exhibit A to the Company’s Proxy Statement dated August 21, 2013, Commission File No. 001-05707.*

10.43	Loan and Security agreement and between Keltic Financial Partners II, LLP and General Employment Enterprises Inc., Triad Personnel Services, Inc., BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the “Loan Agreement”). Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K filed with the Commission on January 13, 2014.

10.44	Second Amendment to Loan and Security agreement and between ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) and General Employment Enterprises Inc., Triad Personnel Services, Inc., BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the “Loan Agreement”).

10.45	Securities Purchase Agreement by and between General Employment Enterprises, Inc. and Aracle SPF I, LLC dated March 31, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 20, 2014.

10.46	First Amendment and Waiver to the Loan and Security Agreement between General Employment Enterprises, Inc. and Keltic Financial Partners II, LP, dated September 27, 2013 Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 20, 2014.

10.47	Convertible Note Issued to Brio Capital Master Fund, Ltd. Dated August 6, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 14, 2014.

10.48	Securities Purchase Agreement by and between General Employment Enterprises, Inc. and Brio Capital Master Fund, Ltd. dated August 6, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 14, 2014.

14.01	General Employment Enterprises, Inc. Code of Ethics for Directors, Officers and Employees, adopted as of August 16, 2004. Incorporated by reference to Exhibit 14.01 to the Company’s Form 8-K Current Report dated August 16, 2004, Commission File No. 1-05707.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instant Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.

(Registrant)

Date: December 22, 2014	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Executive Officer, Director
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2014	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Executive Officer, Director
(Principal Executive Officer)

Date: December 22, 2014	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Principal Financial Officer
(Principal Financial and Accounting Officer)

Date: December 22, 2014	By:	/s/ Dennis W. Baker
Dennis W. Baker, Chairman of the Board

Date: December 22, 2014	By:	/s/ Michael Schroering
Michael Schroering, Director

Date: December 22, 2014	By:	/s/ Thomas C. Williams
Thomas C. Williams, Director

Date: December 22, 2014	By:	/s/ Jack Zwick
Jack Zwick, Director