Form 10-Q
period 2014-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2015-02-17
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 28,994,014.

GENERAL EMPLOYMENT ENTERPRISES, INC.

Form 10-Q

For the Quarter Ended December 31, 2014

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this Form 10-Q Quarterly Report which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “believe”, “will” and “expect.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company’s actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company’s annual report on Form 10-K for the year ended September 30, 2014, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	December 31,	September 30,
	2014	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$431	$168
Accounts receivable, less allowances (December - $425; September - $395)	5,129	4,907
Other current assets	1,049	1,650
Assets of discontinued operations, less allowances (December and September -$265)	-	-
Total current assets	6,609	6,725
Property and equipment, net	431	453
Goodwill	1,106	1,106
Intangible assets, net	1,475	1,560
TOTAL ASSETS	$9,621	$9,844

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term debt	$3,927	$2,711
Accounts payable	1,037	910
Accrued compensation	1,562	2,633
Convertible note payable - current portion, net of discount	221	35
Derivative liability	3,246	131
Other current liabilities	918	1,214
Total current liabilities	10,911	7,634
Convertible note payable, net of discount	-	132
Other long-term liabilities	-	13
Total long-term liabilities	-	145
Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 25,899 shares at December 31, 2014 and September 30, 2014	-	-
Additional paid in capital	11,710	11,658
Accumulated deficit	(13,000)	(9,593)
Total shareholders' equity (deficiency)	(1,290)	2,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$9,621	$9,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2014	2013

NET REVENUES:
Contract staffing services	$8,232	$9,069
Direct hire placement services	1,450	1,738
NET REVENUES	9,682	10,807
Cost of contract services	6,668	7,612
Selling, general and administrative expenses	3,074	3,221
Amortization of intangible assets	85	81
LOSS FROM OPERATIONS	(145)	(107)
Loss on change in derivative liability	(3,115)	-
Interest expense	(147)	(120)
LOSS BEFORE INCOME TAX PROVISION	(3,407)	(227)
Provision for income tax	-	-
NET LOSS	$(3,407)	$(227)

BASIC & DILUTED LOSS PER SHARE	(0.13)	(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC & DILUTED	25,899	22,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY) (unaudited)
(In Thousands)

				Total
	Common Stock	Additional Paid	Accumulated	Shareholders' Equity
	Shares	In Capital	Deficit	(Deficiency)

Balance, September 30, 2013	22,799	$10,851	$(8,238)	$2,613

Stock compensation expense	-	98	-	98

Issuance of warrants related to debt	-	219	-	219

Issuance of common stock, net	3,000	470	-	470

Stock issued for services	100	20	-	20

Net loss	-	-	(1,355)	(1,355)

Balance, September 30, 2014	25,899	$11,658	$(9,593)	2,065

Stock compensation expense	-	52	-	52

Net loss	-	-	(3,407)	(3,407)

Balance, December 31, 2014	25,899	$11,710	$(13,000)	$(1,290)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Three Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,407)	$(227)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	122	125
Stock compensation expense	52	2
Provision for doubtful accounts	30	44
Loss on abandonement of fixed assets	-	44
Change in derivative liability	3,115	-
Changes in operating assets and liabilities -
Accounts receivable	(252)	494
Accounts payable	127	(420)
Accrued compensation	(1,071)	(344)
Other current items, net	434	(177)
Long-term liabilities	-	(45)
Net cash used in operating activities - Continuing Operations	(850)	(504)
Net cash used in operating activities - Discontinued Operations	-	(21)
Net cash used in operating activities	(850)	(525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15)	(51)
Partial payment of earn-out	(75)	(75)
Net cash used in investing activities	(90)	(126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	1,216	376
Payments on capital lease	(13)	(12)
Net cash provided by financing activities	1,203	364

Net change in cash - Continuing Operations	263	(266)
Net change in cash - Discontinued Operations	-	(21)

Cash and cash equivalents at beginning of period	168	361

Cash and cash equivalents at end of period	$431	$74

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$95	$101
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

General Employment Enterprises, Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893 and provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014 as filed on December 22, 2014.

Liquidity

The Company has experienced significant losses and negative cash flows from operations in the past. Management has implemented a strategy which included cost reduction efforts, consolidation of certain back office activities to gain efficiencies as well as identifying strategic acquisitions, financed primarily through the issuance of stock and convertible debt, to improve the overall profitability and cash flows of the Company. In 2013, the Company entered into a three year revolving credit agreement with ACF Finco I LP (formerly Keltic) to provide working capital financing. The agreement allows ACF Finco I LP to advance the Company funds based on a percentage of eligible invoices. Management believes with current cash flow from operations, the preferred offering below and the availability under the ACF Finco I LP loan agreement, the Company will have sufficient liquidity for the next 12 months.

On November 14, 2014, the Company entered into a Securities Purchase Agreement with 18 individuals who collectively have subscribed to purchase a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The purchase price is being held in escrow pending a closing of the transactions set forth in the Agreement. The net proceeds to the Company from the offering will be approximately $2,000,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company’s Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation. The Company completed this transaction on January 8, 2015.

On August 7, 2014, the Company issued a Convertible Note (the “Note”) with an original principal balance of $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share. The Company can force conversion if the Company’s common stock trades at 250% greater than the conversion price for 20 consecutive trading days. On February 6, 2015, Brio converted $250,000 of the note into 1,250,000 shares of common stock.

Principles of Consolidation

The condensed unaudited consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and was $133,000 and $104,000 as of December 31, 2014 and 2013 respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 2014 and September 30, 2014, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may from time to time exceed federally insured limits.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $425,000 and $395,000 is considered necessary as of December 31, 2014 and September 30, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three month periods ended December 31, 2014 and 2013.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired in the various acquisitions. The Company assesses goodwill for impairment at least annually. Testing goodwill for impairment allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

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

The fair value of the Company’s current assets and current liabilities, excluding the derivative liability, approximate their carrying values due to their short term nature. The carrying value of the Company’s long-term liabilities and the derivative liability represents their fair value based on level 3 inputs, as further discussed in note 8. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs.

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

Intangible Assets

Customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were no common share equivalents for the three months ended December 31, 2014 and 2013.

Advertising Expenses

The majority of the Company’s advertising expense budget is used to support the Company’s business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three months ended December 31, 2014 and 2013, included in selling, general and administrative expenses was advertising expense totaling approximately $207,000 and $162,000, respectively.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended December 31, 2014 and 2013.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three months ended December 31, 2013 to conform to the current year presentation.

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

3. Recent Accounting Pronouncements

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence clearly supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 aligns U.S. GAAP with International Accounting Standard 1, which prohibits the presentation and disclosure of extraordinary items. ASU 2015-01 is effective for years beginning after December 15, 2015, with early adoption permitted. The Company does not expect that the adoption of ASU 2014-18 will have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

		December 31	September 30
(In thousands)	Useful Lives	2014	2014

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	1,413	1,413
Total property and equipment, at cost		2,860	2,860
Accumulated depreciation and amortization		(2,429)	(2,407)
Property and equipment, net		$431	$453

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three month periods ended December 31, 2014 and 2013 was approximately $37,000 and $44,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three month periods ended December 31, 2014 and 2013.

Intangible Assets

As of December 31, 2014

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$2,690	$1,221	$1,469
Trade Name	17	11	6
	$2,707	$1,232	$1,475

As of September 30, 2014

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$2,690	$1,137	$1,553
Trade Name	17	10	7
	$2,707	$1,147	$1,560

Amortization expense was approximately $85,000 and $81,000 for the three months ended December 31, 2014 and 2013, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of five years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to ten years. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $320,000 in 2015, $320,000 in 2016, $320,000 in 2017, $320,000 in 2018 and $195,000 in 2019.

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

6. Short-term Debt

On September 27, 2013, the Company (“Borrower”) entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) (“ACF”) (“Lender”), that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At December 31, 2014 and 2013 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof. At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the covenants. On December 3, 2014, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and waived certain defaults. The ACF facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto.

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

As of December 31, 2014, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At December 31, 2014, there was approximately $500,000 available on the line of credit. The interest expense related to the lines of credit for the three months ended December 31, 2014 and 2013 approximated $79,000 and $73,000, respectively.

7. Accrued Compensation

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of December 31, 2014, $21,000 remains payable under this agreement and is included in accrued compensation.

8. Convertible Note

On August 7, 2014, the Company issued a Convertible Note (the “Note”) with an original principal balance of $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share. After six months from closing, the conversion price will have a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share. The Company can force conversion if the Company’s common stock trades at 250% greater than the conversion price for 20 consecutive trading days (see Note 12).

In addition to the Note, the Company issued a warrant to purchase up to 2,371,875 shares of the Company’s common stock. The warrant is exercisable at $0.25 per share, vests 6 months after the closing, and expires 5 years thereafter.

The Convertible Note contains an embedded conversion feature requiring bifurcation and liability treatment. The Company accounted for this conversion feature and the detachable warrants by allocating the proceeds from issuance of the convertible notes to the conversion feature and the warrants. These were based on a relative fair value and the conversion feature was valued by a third party.

To recognize the fair value of the warrants, the Company discounted the note and increased additional paid in capital. The fair value of the conversion feature was approximately $178,000, the Company discounted the note and created a derivative liability, which will be evaluated each quarter and adjusted for any change in value. For the quarter ended December 31, 2014, the Company recognized interest expense and the amortization of the discount of approximately $54,000 and recorded a loss on derivative liability of approximately $3,115,000.

9. Equity

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Aracle SPF I, LLC (“Aracle”) pursuant to which Aracle and or other subscribed investors had the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock (the “Shares”) of the Company and 125,000 common stock purchase warrants (the “Warrants”). The Warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share. The SPA contains standard representations, warranties, and covenants. In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014. Further, in the event the Company is delisted from the NYSE MKT while Aracle owns at least 51% of the Shares issued to it under the SPA, the Company shall issue an additional 3,000,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months. The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle. The Company granted Aracle piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants. The Company appointed Mr. Jack Zwick to the Board of Directors and Chairman of the Audit Committee on May 20, 2014, whose appointment was approved by Aracle. The second member has not yet been appointed.

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

On November 14, 2014, the Company entered into a Securities Purchase Agreement with 18 individuals who collectively have subscribed to purchase a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The purchase price is being held in escrow pending a closing of the transactions set forth in the Agreement. The net proceeds to the Company from the offering will be approximately $2,000,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company’s Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation. The Company completed this transaction on January 8, 2015.

Stock Options

The Company has recognized compensation expense in the amount of $52,000 during the quarter ended December 31, 2014, related to the issuance of stock options. The Black-Scholes option pricing model was used to value the options based upon an expected stock price volatility of 97%, a 10 year expected life of the option and a risk free interest rate of 2.75% and 2.71%, respectively. There is approximately $371,000 of unvested stock compensation that will be recorded over the remaining life of vesting of approximately 2 years.

10. Commitments and Contingencies

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company.

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. The Company elected to pay the amount over two years. To date, the Company paid $275,000 of the cash consideration noted above. The Company has approximately $160,000, which is included in other current liabilities on the condensed consolidated balance sheet at December 31, 2014, for the liability. There was approximately $14,000 and $20,000 of interest recorded for the three month periods ended December 31, 2014 and 2013, respectively.

During 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%. At December 31, 2014, approximately $66,000 is included in other current liabilities related to this transaction.

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

Rent expense was $205,000 and $237,000 for the three month periods ended December 31, 2014 and 2013, respectively. As of December 31, 2014, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $904,000, as follows: fiscal 2015 - $301,000, fiscal 2016 - $323,000, fiscal 2017 - $164,000, fiscal 2018 - $89,000 and thereafter - $27,000.

11. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, and accounting, and (c) temporary light industrial staffing. Intersegment net service revenues are not significant. Revenues generated from the temporary professional services staffing and light industrial staffing are classified as contract staffing services revenues in the statements of operations. Selling, general and administrative expenses are not separately allocated among professional services or industrial staffing services within the contract staffing services sector for internal reporting purposes.

Unallocated corporate expenses primarily include, corporate legal expenses, consulting expenses, corporate payroll, audit fees, corporate rent and facility costs, board fees and interest expense.

	Three Months Ended
	December 31,
(In Thousands)	2014	2013

Direct Hire Placement Services
Revenue	$1,450	$1,738
Placement services gross margin	100%	100%
Operating (loss) income	(33)	305
Depreciation & amortization	56	59
Accounts receivable – net	609	679
Intangible assets	198	317
Goodwill	24	24
Total assets	2,436	4,367

Contract Staffing Services
Industrial services revenue	6,527	6,893
Professional services revenue	1,705	2,176
Industrial services gross margin	15.17%	12.90%
Professional services gross margin	33.67%	31.90%
Operating income	$512	$206
Depreciation and amortization	66	66
Accounts receivable net – industrial services	3,757	4,624
Accounts receivable net – professional services	763	856
Intangible assets	1,277	1,486
Goodwill	1,082	1,082
Total assets	7,185	5,617

Unallocated Expenses
Corporate administrative expenses	399	366
Corporate facility expenses	51	109
Board related expenses	27	23
Interest expense	147	120
Total unallocated expenses	624	618

Consolidated
Total revenue	9,682	10,807
Operating loss	(145)	(107)
Depreciation and amortization	122	125
Total accounts receivable – net	5,129	6,159
Intangible assets	1,475	1,803
Goodwill	1,106	1,106
Assets from continuing operations	9,621	9,984
Assets from discontinued operations	0	234
Total assets	$9,621	$10,218

12. Subsequent Events

Subsequent to year end, a total of 3,094,339 shares of common stock were issued, however no cash was received for these issuances.

1,224,149 shares of common stock were issued related to several cashless warrant conversions.

356,521 shares of common stock were issued to the Board of Directors for services. The Company was relieved of approximately $71,000 in board fees accrued at December 31, 2014. The Company will record the fair value of the shares at date of issuance as compensation expense, net of any amount already accrued at December 31, 2014.

263,669 shares of common stock were issued to employees of the Company who exercised their stock options on a cashless basis.

Brio converted $250,000 of its outstanding loan into 1,250,000 shares of the Company’s common stock. Based on the closing stock price of $0.85 per common share, the 1,250,000 shares will convert into approximately $1,062,500 of equity and the Company will recognize a gain on the conversion on the derivative liability of approximately $236,000 during the quarter ended March 31, 2015.

On December 11, 2014, General Employment Enterprises, Inc. (the “Company”) entered into a Stock Exchange Agreement (the “SCRIBE Agreement”) with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the “Scribe Shareholders”). Pursuant to the terms of the SCRIBE Agreement the Company will acquire 100% of the outstanding stock of Scribe Solutions Inc., (“Scribe”) from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock (the “Preferred Stock”) of the Company. In addition, the Company will exchange warrants to purchase up to 6,400,000 shares of the Company’s common stock, for $0.20 per share, with a term of 5 years (the “Warrants”), for Scribe warrants held by two individuals. The issuances of Preferred Stock and Warrants by the Company shall be effected in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. The transactions set forth in the SCRIBE Agreement are based on a valuation of Scribe of not less than $6,400,000.

The transaction has been unanimously approved by the written consent of the Board of Directors of the Company (the “Board”) and the holders of a majority of the Company’s outstanding common stock. The closing of the transactions set forth in the SCRIBE Agreement is subject to customary conditions to closing, and is expected to occur prior to March 31, 2015.

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

The Company provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock and convertible debt, to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended December 31,		$	%
(In thousands)	2014	2013	change	change
Placement Services	$1,450	$1,738	$(288)	(17)%
Professional Contract Services	1,705	2,176	(471)	(22)
Industrial Contract Services	6,527	6,893	(366)	(5)
Consolidated Net Revenues	$9,682	$10,807	$(1,125)	(10)%

Consolidated net revenues decreased approximately $1,125,000 or 10% compared with the same period last year. The Company closed two offices in the industrial contract services division, however this was done as the revenue was determined to be unprofitable and these changes increased the overall profitability of the division. Overall the professional services division had less experienced recruiters working during the period ended December 31, 2014 compared to the prior year, which resulted in the overall decrease in revenue. Management has taken significant action during the course of the year to increase the number of experienced recruiters and improve the profitability of both divisions.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the three month period ended December 31, 2014 decreased by approximately 12% to approximately $6,668,000 compared with the prior period of approximately $7,612,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended December 31, 2014 decreased approximately 1% to 69% compared with the prior period of approximately 70%. The change in the gross margin is related to several factors, including the significant decrease in placement services revenue. The overall decrease in costs of contract services was the result of the decrease in contract revenue. In addition, there was a significant decrease in our workers compensation rates for the state of Ohio, as the rate was decreased by approximately 25% as of July 1, 2014.

Gross Profit percentage by segment:

Gross Profit Margin %	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Direct hire placement services	100%	100%
Industrial contract services	15.2%	12.9%
Professional contract services	33.7%	31.9%
Combined Gross Profit Margin % (1)	31.1%	29.5%

_______________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the three months ended December 31, 2014 decreased by approximately $147,000 or 5% compared to the same period last year. The decrease was primarily related to the decrease in sales and management’s efforts to reduce costs and eliminate unnecessary expenses. Overall expenses are expected to stabilize during the fiscal year 2015 and slightly decrease as the Company is able to capitalize on the consolidation of the acquisitions.

Interest Expense

Interest expense for the three months ended December 31, 2014, increased $27,000, or 23% compared with the same period last year primarily as a result of a change in lender, the interest expense for acquisition payments and higher average borrowings.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the three months ended December 31, 2014	For the three months ended December 31, 2013
Cash flows used in operating activities	$(850)	$(525)
Cash flows used in investing activities	$(90)	$(126)
Cash flows provided by financing activities	$1,203	$364

As of December 31, 2014, the Company had cash and cash equivalents of approximately $431,000, which was an increase of approximately $263,000 from approximately $168,000 at September 30, 2014. Negative net working capital at December 31, 2014 was approximately $4,302,000, as compared to negative net working capital of approximately $909,000 for September 30, 2014. Shareholders’ deficiency at December 31, 2014 was approximately $1,290,000. This is a result of the change in fair value of derivative liability of approximately $3,115,000, which is a non-cash item. Excluding this, the Company’s negative working capital would be approximately $1,187,000, and shareholder equity would be $1,825,000.

Net cash used in operating activities for the three months ended December 31, 2014 and 2013 was ($850,000) and ($525,000), respectively. The fluctuation is due to the decrease in revenue and resulting decrease in accounts receivable, which were off-set by significant decreases in overall operating liabilities.

Net cash used in investing activities for the three months ended December 31, 2014 and 2013 was ($90,000) and ($126,000) respectively. These uses related primarily to acquisition payments and purchasing of fixed assets.

Net cash flow provided by financing activities for the three months ended December 31, 2014 was $1,203,000 compared to $364,000 in the three months ended December 31, 2013. Fluctuations in financing activities are attributable to the level of borrowings.

All of the Company’s office facilities are leased. As of December 31, 2014, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $904,000.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company.

The Company agreed to pay the Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payment terms and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. During the year ended September 30, 2013, the Company paid $200,000 of the cash consideration noted above. The Company accrued $350,000 at September 30, 2013, for the balance of the liability, however has elected to pay the remaining amount over two years. The total payments over the two years will be approximately $450,000 with the additional $100,000 to be recorded as interest expense. During the year ended September 30, 2014, the Company paid approximately $225,000 to the Sellers, $150,000 of principle and approximately $75,000 of interest. The Company has approximately $160,000 accrued at December 31, 2014 related to the remaining liability.

On September 27, 2013, the Company (“Borrower”) entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP), a limited partnership formed under the laws of the State of Delaware (“ACF”) (“Lender”) that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. Upon execution of the Note, approximately three million fifty thousand dollars ($3,050,000) was advanced for the full repayment of the AR Credit Facility and fees from Wells Fargo related to the early termination thereof. At the time of close, there was approximately nine hundred thousand ($900,000) of availability under the new Note in excess of amounts paid to extinguish the debt and fees with Wells Fargo. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the covenants. On December 3, 2014, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and waived certain defaults. The ACF facility includes certain covenants which require compliance until termination of the agreement. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto.

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

As of December 31, 2014, the Company was in compliance with the EBITDA covenant and is in compliance with all other administrative covenants. At December 31, 2014, there was approximately $500,000 available on the line of credit.

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Aracle SPF I, LLC (“Aracle”) pursuant to which Aracle has the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock of the Company and 125,000 common stock purchase warrants. The warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $0.25 per warrant share. The SPA contains standard representations, warranties, and covenants. In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issues certain equity securities at a price per share less than $0.20, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014. Further, in the event the Company is delisted from the NYSE MKT while Aracle owns at least 51% of the shares issued to it under the SPA, the Company shall issue an additional 3,000,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months. The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle. The Company granted Aracle piggyback registration rights with respect to the shares and the shares of common stock underlying the warrants. The warrants do not include any price protection clause.

Concurrent with the execution of the SPA, the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.

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

In addition to the Note, the Company issued a warrant to purchase up to 2,371,875 shares of the Company’s common stock. The warrant is exercisable at $0.25 per share, vests 6 months after the closing, and expires 5 years thereafter.

On November 14, 2014, the Company entered into a Securities Purchase Agreement with 18 individuals who collectively subscribed to purchase a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company completed this transaction on January 8, 2015. The net proceeds to the Company from the offering were approximately $2,000,000, with approximately $1,000,000 being used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company’s Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation.

On February 6, Brio converted $250,000 of the outstanding loan into 1,250,000 shares of the Company’s common stock. Based on the closing stock price of $0.85 per common share, the 1,250,000 shares will convert into approximately $1,062,500 of equity and the Company will recognize a gain on the conversion on the derivative liability of approximately $236,000 during the second quarter ended March 31, 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2014, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s first quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1.	Legal Proceedings.

As of December 31, 2014, there were no material legal proceedings pending against the Company.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

3(i)	Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.04 of Form 10-K filed on December 22, 2014.

10.1	Securities Purchase Agreement dated November 14, 2014, incorporated by reference to Appendix B to Definitive Information Statement filed on December 12, 2014.

10.2	Stock Exchange Agreement dated December 11, 2014, incorporated by reference to Appendix B to the Preliminary Information Statement filed on January 2, 2015.

10.3	Second Amendment and Waiver to the Loan and Security Agreement with ACF FINCO I LP, dated December 3, 2014.

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS **	Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: February 17, 2015	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)

