Form 10-Q
period 2015-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2015-05-15
CIK 40570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of May 14, 2015 was 30,893,014.

GENERAL EMPLOYMENT ENTERPRISES, INC.

Form 10-Q

For the Quarter Ended March 31, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	March 31,	September 30,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$888	$168
Accounts receivable, less allowances (March - $425; September - $395)	5,592	4,907
Other current assets	736	1,650
Total current assets	7,216	6,725
Property and equipment, net	396	453
Goodwill	1,106	1,106
Intangible assets, net	1,392	1,560
TOTAL ASSETS	$10,110	$9,844
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,380	$2,711
Accounts payable	483	910
Accrued compensation	1,664	2,633
Convertible note payable - current portion, net of discount	63	35
Derivative liability	470	131
Other current liabilities	732	1,214
Total current liabilities	6,792	7,634
Convertible note payable, net of discount	-	132
Other long-term liabilities	-	13
Total long-term liabilities	-	145

Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - 200	1,961	-
shares at March 31, 2015 and none at September 30, 2014
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 30,232
shares at March 31, 2015 and 25,899 shares at September 30, 2014	-	-
Additional paid in capital	14,402	11,658
Accumulated deficit	(13,045)	(9,593)
Total shareholders' equity	3,318	2,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,110	$9,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

NET REVENUES:
Contract staffing services	$8,314	$7,858	$16,546	$16,927
Direct hire placement services	1,482	1,776	2,932	3,514
NET REVENUES	9,796	9,634	19,478	20,441
Cost of contract services	7,017	6,713	13,685	14,325
Selling, general and administrative expenses	3,203	3,478	6,277	6,699
Amortization of intangible assets	81	82	166	163
LOSS FROM OPERATIONS	(505)	(639)	(650)	(746)
Change in fair value of derivative liability	796	-	(2,319)	-
Interest expense	(126)	(88)	(273)	(208)
Loss on extinguishment of debt	(210)	-	(210)	-
LOSS BEFORE INCOME TAX PROVISION	$(45)	$(727)	$(3,452)	$(954)
Provision for income tax	-	-	-	-
NET LOSS	$(45)	$(727)	$(3,452)	$(954)

PREFERRED STOCK DIVIDEND	(37)	-	(37)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(82)	$(727)	$(3,489)	$(954)

BASIC & DILUTED LOSS PER SHARE	(0.00)	(0.03)	(0.13)	(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC & DILUTED	28,552	22,895	27,204	22,847

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

						Total Shareholders'Equity
	Common Stock	Additional Paid	Preferred Stock	Preferred	Accumulated
	Shares	In Capital	Shares	Stock	Deficit

Balance, September 30, 2013	22,799	$10,851	-	$-	$(8,238)	$2,613

Stock compensation expense	-	98	-	-	-	98

Issuance of warrants related to debt	-	219	-	-	-	219

Issuance of common stock, net	3,000	470	-	-	-	470

Stock issued for services	100	20	-	-	-	20

Net loss	-	-	-	-	(1,355)	(1,355)

Balance, September 30, 2014	25,899	$11,658	-	$-	$(9,593)	$2,065

Issuance of preferred stock, net of fees			200	1,961	-	1,961

Conversion of note payable	2,500	2,350	-	-	-	2,350

Issuance of stock to board of directors	344	258	-	-	-	258

Issuance of stock for warrants and options, cashless	1,489	-	-	-	-	-

Stock compensation expense	-	136	-	-	-	136

Net loss	-	-	-	-	(3,452)	(3,452)

Balance, March 31, 2015	30,232	$14,402	200	$1,961	$(13,045)	$3,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Six Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,452)	$(954)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	246	238
Stock compensation expense	136	32
Provision for doubtful accounts	30	23
Stock issued for services	189	10
Loss on abandonement of fixed assets	-	44
Change in fair value of derivative liability	2,319	-
Loss on extinguishment of debt	210	-
Changes in operating assets and liabilities -
Accounts receivable	(715)	670
Accounts payable	(427)	299
Accrued compensation	(900)	16
Other current items, net	991	(476)
Derivative liability	(340)	-
Long-term liabilities	-	(33)
Net cash used in operating activities - Continuing Operations	(1,713)	(131)
Net cash used in operating activities - Discontinued Operations	-	(21)
Net cash used in operating activities	(1,713)	(152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(21)	(24)
Partial payment of earn-out	(150)	(133)
Net cash used in investing activities	(171)	(157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	669	(133)
Proceeds from sale of preferred stock, net	1,961	-
Payments on capital lease	(26)	(41)
Proceeds from related party	-	185
Proceeds from sale of common stock	-	431
Net cash provided by financing activities	2,604	442

Net change in cash - Continuing Operations	720	154
Net change in cash - Discontinued Operations	-	(21)

Cash and cash equivalents at beginning of period	168	361

Cash and cash equivalents at end of period	$888	$494

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$183	$163
Cash paid for taxes	$-	$-
Non-cash financing activities
Conversion of note payable	$2,350	$-
Issuance of shares for accrued board fees	$69	$-

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014 as filed on December 22, 2014.

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

On January 8, 2015, the Company completed a Securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company’s Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation.

On August 7, 2014, the Company issued a Convertible Note (the “Note”) with an original principal balance of $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio had the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share. As of March 31, 2015, 2,500,000 shares of common stock have been issued and as of May 5, 2015, Brio has converted the entire note into 3,162,500 shares of common stock.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and was $90,000 and $113,000 as of March 31, 2015 and September 30, 2014 respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At March 31, 2015 and September 30, 2014, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may from time to time exceed federally insured limits.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $425,000 and $395,000 is considered necessary as of March 31, 2015 and September 30, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six month periods ended March 31, 2015 and 2014.

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

The fair value of the Company’s current assets and current liabilities, excluding the derivative liability, approximate their carrying values due to their short term nature. The carrying value of the Company’s derivative liability is measured at fair value on a recurring basis based on level 3 inputs, as further discussed in note 8. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 “Derivative and Hedging” (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 6,776,000 and 3,550,000 of common stock equivalents for three and six months ended March 31, 2015, respectively. There were no common stock equivalents for three and six months ended March 31, 2014, respectively.

Advertising Expenses

The majority of the Company’s advertising expense budget is used to support the Company’s business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three and six months ended March 31, 2015 and 2014, included in selling, general and administrative expenses was advertising expense totaling approximately $143,000 and $350,000, and approximately $210,000 and $372,000, respectively.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the six months ended March 31, 2015 and 2014.

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

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model. There were no stock options granted during the six month period ended March 31, 2015.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three and six months ended March 31, 2014 to conform to the current year presentation.

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

3. Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. This new standard changes the consolidation evaluation for entities that are required to evaluate whether they should consolidate certain legal entities. We are required to adopt this standard in the first quarter of 2016. Early adoption is permitted. The standard permits the use of a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, or a reporting entity may also apply the amendments retrospectively. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements. We have not yet completed the assessment to determine the effect of the standard on our ongoing financial reporting.

Other recent accounting pronouncements issued by FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful	March 31,	September 30,
(In Thousands)	Lives	2015	2014

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	1,413	1,413
Total property and equipment, at cost		2,860	2,860
Accumulated depreciation and amortization		(2,464)	(2,407)
Property and equipment, net		$396	$453

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and six month periods ended March 31, 2015 and 2014 was approximately $35,000 and $78,000, and $37,000 and $75,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three and six month periods ended March 31, 2015 and 2014.

Intangible Assets

As of March 31, 2015

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$2,690	$1,303	$1,387
Trade Name	17	12	5

	$2,707	$1,315	$1,392

As of September 30, 2014

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$2,690	$1,137	$1,553
Trade Name	17	10	7

	$2,707	$1,147	$1,560

Amortization expense was approximately $81,000 and $168,000 for the three and six months ended March 31, 2015, respectively and was approximately $82,000 and $163,000 for the three and six months ended March 31, 2014, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of five years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to ten years. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $320,000 through 2018 and $112,000 in 2019.

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

6. Short-term Debt

On September 27, 2013, the Company (“Borrower”) entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) (“ACF”) (“Lender”), that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At March 31, 2015 and 2014 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the covenants. On December 3, 2014, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with ACF. On April 1, 2015 the Company entered into a third Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and update the overall document to reflect changes to the business. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto.

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

(c) The nine (9) consecutive calendar month period ending on June 30, 2015, to be a negative number exceeding negative Four Hundred Sixteen Thousand and 00/100 Dollars ($416,000);

(d) The twelve (12) consecutive calendar month period ending on September 30, 2015, to be a negative number exceeding negative Two Hundred Forty Thousand Five Hundred and 00/100 Dollars ($240,500); and

(e) For any period commencing on or after October 1, 2015, no less than such amounts as are established by Lender for such period in Lender’s permitted discretion based on the annual financial projections including such period delivered by Borrower.

As of March 31, 2015, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At March 31, 2015, there was approximately $800,000 available on the line of credit. The interest expense related to the lines of credit for the three and six months ended March 31, 2015 and 2014 approximated $122,000 and $201,000, and $68,000 and $141,000, respectively.

7. Accrued Compensation

Accrued Compensation contains accrued wages, the related payroll taxes, employee benefits of the Company’s employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he continued to receive his monthly payments required under his consulting agreement. As of March 31, 2015, the liability has been fully paid.

8. Convertible Note

On August 7, 2014, the Company issued a Convertible Note (the “Note”) with an original principal balance of $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio had the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share. After six months from closing, the conversion price had a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share. The Company was allowed to force conversion if the Company’s common stock trades at 250% greater than the conversion price for 20 consecutive trading days (see Note 12).

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

To recognize the fair value of the warrants, the Company discounted the note and increased additional paid in capital. The fair value of the conversion feature was approximately $178,000 at inception, the Company discounted the note and created a derivative liability, which is evaluated each quarter and adjusted for any change in value.

During the period, Brio converted $500,000 of its outstanding loan into 2,500,000 shares of the Company’s common stock. Based on the closing stock price of $0.85 and $1.03 per common share, the 2,500,000 shares were valued at approximately $2,350,000 and the Company has recognized a loss on the extinguishment of debt of approximately $210,000. Included in the loss in extinguishment was the fair value of the derivative liability at the date of conversion.

At March 31, 2015, $132,500 was still outstanding under the original convertible note, with approximately $70,000 of unamortized debt discount, resulting in a net carrying value of approximately $63,000. A derivative liability of approximately $470,000 was remaining related to the conversion feature at March 31, 2015 (see note 12).

9. Equity

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Aracle SPF I, LLC (“Aracle”) pursuant to which Aracle and or other subscribed investors had the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock (the “Shares”) of the Company and 125,000 common stock purchase warrants (the “Warrants”). The Warrants were exercisable 6 months after issuance, had a term of 4 years, and had an exercise price of $0.25 per warrant share. The SPA contained standard representations, warranties, and covenants. In addition, the SPA contained a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issue certain equity securities at a price per share less than $0.20, provided, however, as long as the Company was listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014. Further, in the event the Company was delisted from the NYSE MKT while Aracle owns at least 51% of the Shares issued to it under the SPA, the Company would be required to issue an additional 3,000,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months. The Company agreed to appoint two new members to the Company’s Board of Directors within 60 days of the initial closing, which new members are subject to the prior approval of Aracle. The Company granted Aracle piggyback registration rights with respect to the Shares and the shares of common stock underlying the Warrants.

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

On January 8, 2015, the Company completed a Securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company’s Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation.

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 10,000,000 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of eight percent (8%) annually. Payments of annual dividends have not been declared by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of March 21, 2014, preferred dividends in arrears amounted to approximately $37,000 or approximately $0.185 per share.

During the second quarter ended March 31, 2015, a total of 4,331,839 shares of common stock were issued, however no cash was received for these issuances.

1,224,119 shares of common stock were issued related to several cashless warrant conversions.

344,021 shares of common stock were issued to the Board of Directors for services. A portion of these were issued by the Company to settle approximately $69,000 of accrued board fees from December 31, 2014.

263,669 shares of common stock were issued to employees of the Company who exercised their stock options on a cashless basis.

Brio converted $500,000 of its outstanding loan into 2,500,000 shares of the Company’s common stock. Based on the closing stock prices of $0.85 and $1.03 per common share, the 2,500,000 shares were valued at approximately $2,350,000.

Stock Options

The Company has recognized compensation expense in the amount of approximately $83,000 during the quarter ended March 31, 2015, related to the issuance of stock options.

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

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. The Company elected to pay the amount over two years. To date, the Company paid $333,000 of the cash consideration noted above. The Company has approximately $102,000, which is included in other current liabilities on the condensed consolidated balance sheet at March 31, 2015, for the liability. There was approximately $17,000 and $35,000 of interest recorded for the three and six month periods ended March 31, 2015 and approximately $20,000 and $46,000 of interest recorded for the three and six months periods ended March 31, 2014, respectively.

During 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%. At March 31, 2015, approximately $45,000 is included in other current liabilities related to this transaction.

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

Rent expense was $181,000 and $386,000 and $220,000 and $457,000 for the three and six month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $800,000, as follows: fiscal 2015 - $197,000, fiscal 2016 - $323,000, fiscal 2017 - $164,000, fiscal 2018 - $89,000 and thereafter - $27,000.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2015	2014	2015	2014

Direct Hire Placement Services
Revenue – net	$1,482	$1,776	$2,932	$3,514
Placement services gross margin	100%	100%	100%	100%
Operating (loss) income	$(216)	$211	$(396)	$494
Depreciation & amortization	56	51	112	109
Accounts receivable – net	754	940	754	940
Intangible assets – net	168	287	168	287
Goodwill	24	24	24	24
Total assets	$2,905	$4,616	$2,905	$4,616

Contract Staffing Services
Industrial services revenue – net	$6,457	6,194	$12,984	$13,087
Professional services revenue – net	1,857	1,664	3,562	3,840
Industrial services gross margin	11.35%	10.0%	13.27%	10.6%
Professional services gross margin	30.35%	31.6%	32.00%	31.6%
Operating (loss) income	$225	$(320)	$737	$(212)
Depreciation and amortization	74	61	134	129
Accounts receivable net – industrial services	3,978	4,234	3,978	4,234
Accounts receivable net – professional services	860	830	860	830
Intangible assets – net	1,224	1,434	1,224	1,434
Goodwill	1,082	1,082	1,082	1,082
Total assets	$7,205	$5,748	$7,205	$5,748

Unallocated Expenses
Corporate administrative expenses	$252	$419	$651	$785
Corporate facility expenses	37	91	88	200
Board related expenses	225	20	252	43
Total unallocated expenses	$514	$530	$991	$1,028

Consolidated
Revenue –net	$9,796	$9,634	$19,478	$20,441
Operating loss	(505)	(639)	(650)	(746)
Depreciation and amortization	130	112	246	238
Total accounts receivable – net	5,592	6,004	5,592	6,004
Intangible assets – net	1,392	1,721	1,392	1,721
Goodwill	1,106	1,106	1,106	1,106
Assets from continuing operations	10,110	10,364	10,110	10,364
Assets from discontinued operations	0	229	0	229
Total assets	$10,110	$10,593	$10,110	$10,593

12. Subsequent Events

On May 5, 2015, Brio converted the remaining $132,500 of its outstanding loan into 662,500 shares of the Company’s common stock. Based on the closing stock price of $0.78 per common share, the 662,500 shares will convert into approximately $517,000 of equity and the Company will recognize a gain on the conversion on the derivative liability of approximately $68,000 and a loss on extinguishment of debt of approximately $25,000 during the quarter ended June 30, 2015.

As of May 5, 2015, the Company received approximately $517,000 in net cash that was converted by Brio into 3,162,500 shares of the Company’s common stock. Related to this transaction the Company recorded approximately $3,086,000 in equity, $2,218,500 in a derivative loss, $235,000 extinguishment of debt and interest expense of $115,500 over the past 12 months. In addition, Brio received a warrant to purchase 2,371,875 common shares at $0.25 per common share.

On December 11, 2014, the Company entered into a Stock Exchange Agreement (the “SCRIBE Agreement”) with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the “Scribe Shareholders”). The transaction was unanimously approved by written consent of the board of directors of the Company (the “Board”) and the holders of a majority of the Company’s outstanding stock. The Scribe transaction closed on April 1, 2015. Pursuant to the terms of the SCRIBE Agreement the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., (“Scribe”) from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock (the “Preferred Stock”) of the Company. In addition, the Company exchanged warrants to purchase up to 6,350,000 shares of the Company’s common stock, for $0.20 per share, with a term of 5 years (the “Warrants”), for Scribe warrants held by two individuals. The issuances of Preferred Stock and Warrants by the Company was effected in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $7.5 million, which was the estimated fair value of the Company at the date of acquisition. The estimate was based on the consideration paid of 640,000 preferred shares and the 6,350,000 warrants granted. The 640,000 preferred shares are valued at approximate $6,400,000 and the 6,350,000 warrants are valued at approximately $1,100,000. The Black-Scholes option pricing model was used to value the warrants based upon an expected stock price volatility of 81.4%, a 10 year expected life of the warrant and a risk free interest rate of approximately 1.5%.

The assets and liabilities of Scribe will be recorded at their respective fair values as of the closing date of the Scribe Agreement, and the following table summarizes these values based on the estimated balance sheet at April 1, 2015, the closing date.

The intangibles will be recorded, based on the Company’s estimate of fair value, which are expected to consist primarily of customer lists with an estimated life of five to ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets will be adjusted accordingly.

$843	Assets Purchased
426	Liabilities Assumed
417	Net Assets Purchased
7,500	Purchase Price
$7,083	Intangible Asset from Purchase

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and Scribe, after giving effect to the Company’s acquisition of Scribe. The notes to the unaudited pro forma financial information describe the reclassifications and adjustments to the financial information presented.

The unaudited pro forma combined balance sheet for the period ended March 31, 2015 and statement of operations for the periods ended March 31, 2015 and March 31, 2014 is presented as if the acquisition of Scribe had occurred on October 1, 2013 and were carried forward through each of the periods presented.

The allocation of the purchase price used in the unaudited pro forma combined financial information is based upon the respective fair values of the assets and liabilities of Scribe as of the date on which the SCRIBE Agreement was signed.

The unaudited pro forma combined financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial position that the Company would have reported had the Scribe acquisition been completed as of the dates presented, and should not be taken as a representation of the Company’s future consolidated results of operation or financial position.

The unaudited pro forma combined financial information should be read in conjunction with the historical consolidated financial statements and accompanying notes of the Company included in the annual report on form 10-K for the year ended September 30, 2014.

GENERAL EMPLOYMENT ENTERPRISES, INC.

UNAUDITED PRO FORMA COMBINED BALANCE SHEET

AS OF MARCH 31, 2015

(UNAUDITED)

(in thousands)

	GENERAL		PROFORMA
	EMPLOYMENT	SCRIBE	ADJUSTMENTS		PROFORMA

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$888	$221			$1,109
Accounts receivable	5,592	602			6,194
Other current assets	736	16			752
Notes receivable	-	-			-
Assets of discontinued operations	-	-			-
Total current assets	7,216	839			8,055
Property and equipment, net	396	3			399
Goodwill	1,106	-	5,951	(4)	7,057
Intangible assets, net	1,392	-	1,132	(3)	2,524
Other assets	-	1			1
TOTAL ASSETS	$10,110	$843			$18,036
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,380	$426			$3,806
Accounts payable	483	-			483
Accrued compensation	1,664	-			1,664
Convertible note payable - current portion, net of discount	63	-			63
Derivative liability	470	-			470
Other current liabilities	732	-			732
Total current liabilities	6,792	426			7,218
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - 200 shares	1,961	-	6,400	(1)	8,361
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 30,232 shares	-	-	-		-
Additional paid in capital	14,402	12	1,088	(2)	15,502
(Accumulated deficit) retained earnings	(13,045)	405	(405)	(2)	(13,045)
Total shareholders' equity	3,318	417			10,818
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,110	$843			$18,036

GENERAL EMPLOYMENT ENTERPRISES, INC.

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED, MARCH 31, 2015

(UNAUDITED)

(in thousands, except for per share data)

	GENERAL		PROFORMA
	EMPLOYMENT	SCRIBE	ADJUSTMENTS	PROFORMA

NET REVENUES:
Contract staffing services	$16,546	$1,918		$18,464
Direct hire placement services	2,932	-		2,932
	19,478	1,918		21,396
Cost of contract services	13,685	1,008		14,693
Selling, general and administrative expenses	6,277	521		6,798
Amortization of intangible assets	166	-		166
(LOSS) INCOME FROM OPERATIONS	(650)	389		(261)
Change in fair value of derivative liability	(2,319)	-		(2,319)
Interest expense	(273)	-		(273)
Loss on extinguishment of debt	(210)	-		(210)
(LOSS) INCOME BEFORE INCOME TAX PROVISION	$(3,452)	$389		$(3,063)
Provision for income tax	-	-		-
NET (LOSS) INCOME	$(3,452)	$389		$(3,063)

PREFERRED STOCK DIVIDEND	(37)	-		(37)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,489)	$389		$(3,100)

BASIC & DILUTED LOSS PER SHARE	(0.13)			(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC & DILUTED	27,204			27,204

GENERAL EMPLOYMENT ENTERPRISES, INC.

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED, MARCH 31, 2015

(UNAUDITED)

(in thousands, except for per share data)

	GENERAL		PROFORMA
	EMPLOYMENT	SCRIBE	ADJUSTMENTS	PROFORMA

NET REVENUES:
Contract staffing services	$8,314	$955		$9,269
Direct hire placement services	1,482	-		1,482
	9,796	955		10,751
Cost of contract services	7,017	463		7,480
Selling, general and administrative expenses	3,203	299		3,502
Amortization of intangible assets	81	-		81
(LOSS) INCOME FROM OPERATIONS	(505)	193		(312)
Change in fair value of derivative liability	796	-		796
Interest expense	(126)	-		(126)
Loss on extinguishment of debt	(210)	-		(210)
(LOSS) INCOME BEFORE INCOME TAX PROVISION	$(45)	$193		$148
Provision for income tax	-	-		-
NET (LOSS) INCOME	$(45)	$193		$148

PREFERRED STOCK DIVIDEND	(37)	-		(37)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(82)	$193		$111

BASIC & DILUTED LOSS PER SHARE	(0.00)			(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC & DILUTED	28,552			28,552

GENERAL EMPLOYMENT ENTERPRISES, INC.

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED, MARCH 31, 2014

(UNAUDITED)

(in thousands, except for per share data)

	GENERAL		PROFORMA
	EMPLOYMENT	SCRIBE	ADJUSTMENTS	PROFORMA

NET REVENUES:
Contract staffing services	$16,927	$1,823		$18,750
Direct hire placement services	3,514	-		3,514
	20,441	1,823		22,264
Cost of contract services	14,325	1,037		15,362
Selling, general and administrative expenses	6,699	281		6,980
Amortization of intangible assets	163	-		163
(LOSS) INCOME FROM OPERATIONS	(746)	505		(241)
Change in fair value of derivative liability	-	-		-
Interest expense	(208)	-		(208)
Loss on extinguishment of debt	-	-		-
(LOSS) INCOME BEFORE INCOME TAX PROVISION	$(954)	$505		$(449)
Provision for income tax	-	-		-
NET (LOSS) INCOME	$(954)	$505		$(449)

PREFERRED STOCK DIVIDEND	-	-		(37)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(954)	$505		$(486)

BASIC & DILUTED LOSS PER SHARE	(0.04)			(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC & DILUTED	22,847			22,847

GENERAL EMPLOYMENT ENTERPRISES, INC.

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED, MARCH 31, 2014

(UNAUDITED)

(in thousands, except for per share data)

	GENERAL		PROFORMA
	EMPLOYMENT	SCRIBE	ADJUSTMENTS	PROFORMA

NET REVENUES:
Contract staffing services	$7,858	$915		$8,773
Direct hire placement services	1,776	-		1,776
	9,634	915		10,549
Cost of contract services	6,713	520		7,233
Selling, general and administrative expenses	3,478	155		3,633
Amortization of intangible assets	82	-		82
(LOSS) INCOME FROM OPERATIONS	(639)	240		(399)
Change in fair value of derivative liability	-	-		-
Interest expense	(88)	-		(88)
Loss on extinguishment of debt	-	-		-
(LOSS) INCOME BEFORE INCOME TAX PROVISION	$(727)	$240		$(487)
Provision for income tax	-	-		-
NET (LOSS) INCOME	$(727)	$240		$(487)

PREFERRED STOCK DIVIDEND	-	-		(37)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(727)	$240		$(524)

BASIC & DILUTED LOSS PER SHARE	(0.03)			(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC & DILUTED	22,895			22,895

PRO FORMA ADJUSTMENTS

(1)	Represents the issuance of 640,000 shares of preferred stock for acquisition.
(2)	Elimination of Scribe's Capital Stock and retained earnings as part of purchase accounting and the estimated value of the 6,350,000 warrants issued in connection with the purchase.
(3)	Represents the management estimated intangible asset as of closing date, to be verified post acquisition with full purchase price allocation.
(4)	Represents the management estimated goodwill as of closing date, to be verified post acquisition with full purchase price allocation.

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

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended March 31,
(In thousands)	2015	2014	$ change	% change
Placement Services	$1,482	$1,776	$(294)	(17)
Professional Contract Services	1,857	1,664	193	12
Industrial Contract Services	6,457	6,194	263	4
Consolidated Net Revenues	$9,796	$9,634	$162	2%

Consolidated net revenues increased approximately $162,000 or 2% compared with the same period last year. The Company closed two offices in the industrial contract services division, however this was done as the revenue was determined to be unprofitable and these changes increased the overall profitability of the division and management has focused on revenue growth in the division. Overall the professional services division had less experienced recruiters working during the period ended March 31, 2015 compared to the prior year, which resulted in the overall decrease in placement revenue. As of October 1, 2014 management changed the professional service compensation plan to increase professional contract services revenue. Management has taken several actions during the course of the year to increase revenue and management expects to see results during the remainder of the year.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the three month period ended March 31, 2015 increased by approximately $304,000 to approximately $7,017,000 compared with the prior period of approximately $6,713,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended March 31, 2015 increased approximately 2% to 72% compared with the prior period of approximately 70%. The change in the gross margin is related to several factors, including the significant decrease in placement services revenue and increase in the industrial contract services revenue, which historically is a lower gross margin. In addition, there was a significant decrease in our workers compensation rates for the state of Ohio, as the rate was decreased by approximately 25% as of July 1, 2014.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	March 31, 2015	March 31, 2014
Direct hire placement services	100%	100%
Industrial contract services	11.35%	10.0%
Professional contract services	30.35%	31.6%
Combined Gross Profit Margin % (1)	28.37%	30.3%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the three months ended March 31, 2015 decreased by approximately $275,000 or 8% compared to the same period last year. The decrease was primarily related to the decrease in sales and management’s efforts to reduce costs and eliminate unnecessary expenses. Overall expenses are expected to stabilize during the fiscal year 2015 and slightly decrease as the Company is able to capitalize on the consolidation of the acquisitions.

Interest Expense

Interest expense for the three months ended March 31, 2015, increased $38,000 or 43% compared with the same period last year primarily as a result of higher average borrowings.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Results of Operations – Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2014

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months Ended March 31,
(In thousands)	2015	2014	$ change	% change
Placement Services	$2,932	$3,514	$(582)	(17)
Professional Contract Services	3,562	3,840	(278)	(7)
Industrial Contract Services	12,984	13,087	(103)	(1)
Consolidated Net Revenues	$19,478	$20,441	$(963)	(5)

Consolidated net revenues decreased approximately $963,000 or 5% compared with the same period last year. The Company closed two offices in the industrial contract services division, however this was done as the revenue was determined to be unprofitable and these changes increased the overall profitability of the division. Overall the professional services division had less experienced recruiters working during the period ended March 31, 2015 compared to the prior year, which resulted in the overall decrease in revenue. Management has taken significant action during the course of the year to increase the number of experienced recruiters and improve the profitability of both divisions.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the six month period ended March 31, 2015 decreased by approximately 5% to approximately $13,685,000 compared with the prior period of approximately $14,325,000. Cost of contract services, as a percentage of contract revenue, for the six month period ended March 31, 2015 remained approximately 70% compared with the prior period. The change in the gross margin is related to several factors, including the significant decrease in placement services revenue. The overall decrease in costs of contract services was the result of the decrease in contract revenue. In addition, there was a significant decrease in our workers compensation rates for the state of Ohio, as the rate was decreased by approximately 25% as of July 1, 2014.

Gross Profit percentage by segment:

	Six Months Ended	Six Months Ended
Gross Profit Margin %	March 31, 2015	March 31, 2014
Direct hire placement services	100%	100%
Industrial contract services	13.3%	10.6%
Professional contract services	32.0%	31.6%
Combined Gross Profit Margin % (1)	29.7%	29.9%

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the six months ended March 31, 2015 decreased by approximately $422,000 or 6% compared to the same period last year. The decrease was primarily related to the decrease in sales and management’s efforts to reduce costs and eliminate unnecessary expenses. Overall expenses are expected to stabilize during the fiscal year 2015 and slightly decrease as the Company is able to capitalize on the consolidation of the acquisitions.

Interest Expense

Interest expense for the six months ended March 31, 2015, increased $65,000, or 31% compared with the same period last year primarily as a result of higher average borrowings.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the six months ended March 31, 2015	For the six months ended March 31, 2014
Cash flows used in operating activities	$(1,713)	$(152)
Cash flows used in investing activities	$(171)	$(157)
Cash flows provided by financing activities	$2,604	$442

As of March 31, 2015, the Company had cash and cash equivalents of approximately $888,000, which was an increase of approximately $720,000 from approximately $168,000 at September 30, 2014. Working capital at March 31, 2015 was approximately $424,000, as compared to negative net working capital of approximately $909,000 for September 30, 2014. Shareholders’ equity at March 31, 2015 was approximately $3,318,000.

Net cash used in operating activities for the six months ended March 31, 2015 and 2014 was ($1,713,000) and ($152,000), respectively. The fluctuation is due to the increase in account receivable, acceleration of accounts payable payments to avoid additional late fee expenses, net losses and payments of certain compensation related accruals.

Net cash used in investing activities for the six months ended March 31, 2015 and 2014 was $171,000 and $157,000 respectively. These uses related primarily to acquisition payments and purchasing of fixed assets.

Net cash flow provided by financing activities for the six months ended March 31, 2015 was $2,604,000 compared to $442,000 in the six months ended March 31, 2014. Fluctuations in financing activities are attributable to the level of borrowings and financing.

All of the Company’s office facilities are leased. As of March 31, 2015, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $800,000.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company.

The Company agreed to pay the Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payment terms and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. During the year ended September 30, 2013, the Company paid $200,000 of the cash consideration noted above. The Company accrued $350,000 at September 30, 2013, for the balance of the liability, however has elected to pay the remaining amount over two years. The total payments over the two years will be approximately $450,000 with the additional $100,000 to be recorded as interest expense. During the year ended September 30, 2014, the Company paid approximately $225,000 to the Sellers, $150,000 of principle and approximately $75,000 of interest. The Company has approximately $102,000 accrued at March 31, 2015 related to the remaining liability.

On September 27, 2013, the Company (“Borrower”) entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) (“ACF”) (“Lender”), that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At March 31, 2015 and 2014 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the covenants. On December 3, 2014, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with ACF. On April 1, 2015 the Company entered into a third Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and update the overall document to reflect changes to the business. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto.

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

(c) The nine (9) consecutive calendar month period ending on June 30, 2015, to be a negative number exceeding negative Four Hundred Sixteen Thousand and 00/100 Dollars ($416,000);

(d) The twelve (12) consecutive calendar month period ending on September 30, 2015, to be a negative number exceeding negative Two Hundred Forty Thousand Five Hundred and 00/100 Dollars ($240,500); and

(e) For any period commencing on or after October 1, 2015, no less than such amounts as are established by Lender for such period in Lender’s permitted discretion based on the annual financial projections including such period delivered by Borrower.

As of March 31, 2015, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At March 31, 2015, there was approximately $800,000 available on the line of credit. The interest expense related to the lines of credit for the three and six months ended March 31, 2015 and 2014 approximated $122,000 and $201,000, and $68,000 and $141,000, respectively.

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

During the six months ended, March 31, 2015, Brio converted $500,000 of its outstanding loan into 2,500,000 shares of the Company’s common stock. Based on the closing stock prices of $0.85 and $1.03 per common share, the 2,500,000 shares were valued at approximately $2,350,000 and the Company has recognized a loss on the extinguishment of debt of approximately $210,000. Included in the loss in extinguishment was the fair value of the derivative liability at the date of conversion.

At March 31, 2015, $132,500 was still outstanding under the original convertible note, with approximately $70,000 of unamortized debt discount, resulting in a net carrying value of approximately $63,000. A derivative liability of approximately $470,000 was remaining related to the conversion feature at March 31, 2015 (see note 12).

On May 5, 2015, Brio converted the remaining $132,500 of its outstanding loan into 662,500 shares of the Company’s common stock. Based on the closing stock price of $0.78 per common share, the 662,500 shares will convert into approximately $517,000 of equity and the Company will recognize a gain on the conversion on the derivative liability of approximately $68,000 and a loss on extinguishment of debt of approximately 25,000 during the quarter ended June 30, 2015.

On January 8, 2015, the Company completed a Securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company’s Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation.

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 10,000,000 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of eight percent annually. Payments of annual dividends have not been declared by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of March 31, 2015, preferred dividends in arrears amounted to approximately $37,000 or approximately $0.185 per share.

On April 1, 2015, the Company completed an acquisition of Scribe. No cash was used for the purchase of Scribe and Scribe has positive working capital and management does not believe that there will be any negative impact to cash flow from the acquisition.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2015, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s second quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

As of March 31, 2015, there were no material legal proceedings pending against the Company.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 4,331,839 shares of common stock were issued, however no cash was received for these issuances.

1,224,119 shares of common stock were issued related to Aracle cashless warrant conversions.

344,021 shares of common stock were issued to the Board of Directors for services. A portion of these were issued by the Company to settle approximately $69,000 of accrued board fees from December 31, 2014.

263,669 shares of common stock were issued to employees of the Company who exercised their stock options on a cashless basis.

Brio converted $500,000 of its outstanding loan into 2,500,000 shares of the Company’s common stock.

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

3.04	Certificate of designation of series a convertible preferred stock of General Employment Enterprises, Inc., incorporated by reference to Exhibit 3.04 of Form 10-K filed on December 22, 2014

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date : May 15, 2015	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)

