Form 10-Q
period 2015-06-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2015-08-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 14, 2015 was 88,913,252.

GENERAL EMPLOYMENT ENTERPRISES, INC.

Form 10-Q

For the Quarter Ended June 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	June 30,	September 30,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,113	$168
Accounts receivable, less allowances (June - $435; September - $395)	5,625	4,907
Other current assets	503	1,650
Total current assets	7,241	6,725
Property and equipment, net	414	453
Goodwill	6,396	1,106
Intangible assets, net	3,469	1,560
TOTAL ASSETS	$17,520	$9,844
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,197	$2,711
Accounts payable	547	910
Accrued compensation	1,448	2,633
Convertible note payable - current portion, net of discount	-	35
Derivative liability	-	131
Other current liabilities	540	1,214
Total current liabilities	5,732	7,634
Convertible note payable, net of discount	-	132
Other long-term liabilities	-	13
Total long-term liabilities	-	145
Commitments and contingencies
SHAREHOLDERS' EQUITY
Convertible Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - 829
shares at June 30, 2015 and none at September 30, 2014	8,118	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 32,058
shares at June 30, 2015 and 25,899 shares at September 30, 2014	-	-
Additional paid in capital	16,597	11,658
Accumulated deficit	(12,927)	(9,593)
Total shareholders' equity	11,788	2,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,520	$9,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

NET REVENUES:
Contract staffing services	$9,502	$8,184	$26,048	$25,111
Direct hire placement services	1,948	1,739	4,880	5,253
NET REVENUES	11,450	9,923	30,928	30,364
Cost of contract services	7,803	6,970	21,488	21,295
Selling, general and administrative expenses	3,301	3,416	9,578	10,115
Amortization of intangible assets	139	81	305	244
INCOME (LOSS) FROM OPERATIONS	207	(544)	(443)	(1,290)
Change in fair value of derivative liability	68	-	(2,251)	-
Interest expense	133	90	406	298
Loss on extinguishment of debt	(24)	-	(234)	-
INCOME (LOSS) BEFORE INCOME TAX PROVISION	$118	$(634)	$(3,334)	$(1,588)
Provision for income tax	-	-	-	-
NET INCOME (LOSS)	$118	$(634)	$(3,334)	$(1,588)
PREFERRED STOCK DIVIDENED	(170)	-	(207)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(52)	$(634)	$(3,541)	$(1,588)
BASIC LOSS PER SHARE	(0.00)	(0.02)	(0.13)	(0.07)
DILUTED LOSS PER SHARE	(0.00)	(0.02)	(0.13)	(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	30,985	25,720	28,303	23,845
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	30,985	25,720	28,303	23,845

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(In Thousands)

						Total Shareholders'
	Common Stock	Additional Paid	Preferred Stock	Preferred	Accumulated
	Shares	In Capital	Shares	Stock	Deficit	Equity

Balance, September 30, 2013	22,799	$10,851	-	$-	$(8,238)	$2,613

Stock compensation expense	-	98	-	-	-	98

Issuance of warrants related to debt	-	219	-	-	-	219

Issuance of common stock, net	3,000	470	-	-	-	470

Stock issued for services	100	20	-	-	-	20

Net loss	-	-	-	-	(1,355)	(1,355)

Balance, September 30, 2014	25,899	$11,658		$-	$(9,593)	$2,065

Issuance of preferred stock, net of fees			840	8,226	-	8,226

Conversion of note payable	3,163	2,867	-	-	-	2,867

Issuance of stock for board of directors	344	258	-	-	-	258

Issuance of warrant for Scribe acquisition (see note 10)	-	1,330	-	-	-	1,330

Exercise of stock options	615	194	-	-	-	194

Issuance of stock for warrants and options, cashless	1,494	-	-	-	-	-

Issuance of stock for conversion of preferred stock (including accrued dividends)	543	108	(11)	(108)	-	-

Stock compensation expense	-	182	-	-	-	182

Net loss	-	-	-	-	(3,334)	(3,334)

Balance, June 30, 2015	32,058	$16,597	829	$8,118	$(12,927)	$11,788

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Nine Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,334)	$(1,588)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	415	364
Stock compensation expense	182	90
Provision for doubtful accounts	40	45
Stock issued for services	189	20
Loss on abandonement of fixed assets	-	44
Change in fair value of derivative liability	2,120	-
Loss on extinguishment of debt	234	-
Changes in operating assets and liabilities -
Accounts receivable	(758)	624
Accounts payable	(363)	432
Accrued compensation	(1,185)	225
Other current items, net	950	(188)
Other assets	-	(32)
Long-term liabilities	-	(87)
Net cash used in operating activities - Continuing Operations	(1,510)	(51)
Net cash used in operating activities - Discontinued Operations	-	(21)
Net cash used in operating activities	(1,510)	(72)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(71)	(110)
Partial payment of earn-out	(59)	(88)
Net cash used in investing activities	(130)	(198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	486	(468)
Proceeds from sale of preferred stock, net	1,961	-
Payments on capital lease	(56)	(62)
Proceeds from sale of common stock	194	505
Net cash provided by (used in) financing activities	2,585	(25)

Net change in cash - Continuing Operations	945	(274)
Net change in cash - Discontinued Operations	-	(21)

Cash and cash equivalents at beginning of period	168	361

Cash and cash equivalents at end of period	$1,113	$66

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$248	$210
Cash paid for taxes	$-	$24
Issuance of preferred shares for acquisition	$(135)	$-
Non-cash financing activities
Conversion of note payable	$2,867	$-
Issuance of shares for accrued board fees	$69	$-
Conversion of preferred stock	$108	$-

For the nine month ended June 30, 2015:

The Company acquired 100% of the outstanding stock of Scribe Solutions Inc. for 640,000 shares of Series A Preferred Stock valued at $6,265,000, net of issuance costs. In addition, the Company exchanged warrants to purchase up to 6,350,000 shares of the Company's common stock valued at $1,330,000, for Scribe warrants held by three individuals.

For the nine months ended June 30, 2014:
None

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

General Employment Enterprises, Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of permanent and temporary professional, industrial and physician assistant staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our commercial clients. As a result of our acquisition of Scribe Solutions in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. There is currently a growing need for medical scribes due to the rise in EMR being utilized for billing and documentation of health care services and the meaningful use requirements that are part of the Affordable Care Act.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014 as filed on December 22, 2014.

Liquidity

The Company has experienced significant losses and negative cash flows from operations in the past. Management has implemented a strategy which included cost reduction efforts, consolidation of certain back office activities to gain efficiencies as well as identifying strategic acquisitions, financed primarily through the issuance of preferred and common stock and convertible debt, to improve the overall profitability and cash flows of the Company.

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

On January 8, 2015, the Company completed a Securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company’s Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation. All of the series A Convertible Preferred Stock have been converted into common shares subsequent to June 30, 2015.

On August 7, 2014, the Company issued a Convertible Note (the “Note”) with an original principal balance of $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio had the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share. As of June 30, 2015, Brio has converted the entire note into 3,162,500 shares of common stock.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable and were approximately $130,000 and $113,000 as of June 30, 2015 and September 30, 2014 respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At June 30, 2015 and September 30, 2014, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may from time to time exceed federally insured limits.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $435,000 and $395,000 is considered necessary as of June 30, 2015 and September 30, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine month periods ended June 30, 2015 and 2014.

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

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 52,522,000 and 20,820,000 of common stock equivalents for three and nine months ended June 30, 2015, respectively. There were no common stock equivalents for the three and nine months ended June 30, 2014, respectively.

Advertising Expenses

The majority of the Company’s advertising expense budget is used to support the Company’s business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three and nine months ended June 30, 2015 and 2014, included in selling, general and administrative expenses was advertising expense totaling approximately $164,000 and $514,000, and approximately $177,000 and $549,000, respectively.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the nine months ended June 30, 2015 and 2014.

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

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model. There were no stock options granted during the nine month period ended June 30, 2015.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended June 30, 2014 to conform to the current year presentation.

Segment Data

The Company has two operating business segments a) Contract staffing services (including our newly acquired Scribe Solutions, Inc. business, see note 10), and b) Direct hire placement. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

3. Recent Accounting Pronouncements

No recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful	June 30,	September 30,
(In thousands)	Lives	2015	2014

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	1,429	1,413
Total property and equipment, at cost		2,876	2,860
Accumulated depreciation and amortization		(2,462)	(2,407)
Property and equipment, net		$414	$453

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and nine month periods ended June 30, 2015 and 2014 was approximately $32,000 and $110,000, and $38,000 and $120,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three and nine month periods ended June 30, 2015 and 2014.

Intangible Assets

As of June 30, 2015

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$4,160	$1,422	$2,738
Trade Name	763	32	731

	$4,923	$1,454	$3,469

As of September 30, 2014

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$2,690	$1,137	$1,553
Trade Name	17	10	7

	$2,707	$1,147	$1,560

Amortization expense was approximately $139,000 and $305,000 for the three and nine months ended June 30, 2015, respectively and was approximately $81,000 and $244,000 for the three and nine months ended June 30, 2014, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of five to ten years. Customer relationships are amortized based on the future undiscounted cash flows over estimated remaining useful lives of three to ten years or on a straight – line basis over five to ten years. Over the next five years, annual amortization expense for these finite life intangible assets will be approximately $541,000 through 2020.

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

6. Short-term Debt

On September 27, 2013, the Company (“Borrower”) entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) (“ACF”) (“Lender”), that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At June 30, 2015 and 2014 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the covenants. On December 3, 2014, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with ACF. On April 1, 2015 the Company entered into a third Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and update the overall document to reflect changes to the business. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto.

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

As of June 30, 2015, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At June 30, 2015, there was approximately $783,000 available on the line of credit. The interest expense related to the lines of credit for the three and nine months ended June 30, 2015 and 2014 approximated $99,000 and $300,000, and $69,000 and $210,000, respectively.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company’s employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company’s then Chairman, Chief Executive Officer and President (the “former CEO”) retired from those positions and his employment agreement with the Company was replaced by a consulting agreement. On January 31, 2013, he retired from all positions with the Company, however he continued to receive his monthly payments required under his consulting agreement. As of June 30, 2015, the liability has been fully paid.

8. Convertible Note

On August 7, 2014, the Company issued a Convertible Note (the “Note”) with an original principal balance of $632,500 to Brio Capital Master Fund LTD (“Brio”), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio had the right, however not the obligation, to convert all or any part of the outstanding Note into the Company’s common stock at an initial conversion price of $0.20 per share. After six months from closing, the conversion price had a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share. The Company was allowed to force conversion if the Company’s common stock trades at 250% greater than the conversion price for 20 consecutive trading days (see Note 9).

In addition to the Note, the Company issued a warrant to purchase up to 2,371,875 shares of the Company’s common stock. The warrant is exercisable at $0.25 per share, vests 6 months after the closing, and expires 5 years thereafter.

The Note contained an embedded conversion feature requiring bifurcation and liability treatment. The Company accounted for this conversion feature and the detachable warrants by allocating the proceeds from issuance of the convertible notes to the conversion feature and the warrants. These were based on a relative fair value and the conversion feature was valued by a third party.

To recognize the fair value of the warrants, the Company discounted the note and increased additional paid in capital. The fair value of the conversion feature was approximately $178,000 at inception, the Company discounted the note and created a derivative liability, which is evaluated each quarter and adjusted for any change in value.

During the second quarter, Brio converted $500,000 of its outstanding loan into 2,500,000 shares of the Company’s common stock. Based on the closing stock price of $0.85 and $1.03 per common share, the 2,500,000 shares were valued at approximately $2,350,000 and the Company has recognized a loss on the extinguishment of debt of approximately $210,000. Included in the loss in extinguishment was the fair value of the derivative liability at the date of conversion.

During the third quarter, Brio converted the remaining $132,500 of its outstanding loan into 662,500 shares of the Company’s common stock. Based on the closing stock price of $0.78 per common share, the 662,500 shares have converted into approximately $517,000 of equity and the Company has recognized a gain on the conversion on the derivative liability of approximately $68,000 and a loss on extinguishment of debt of approximately $24,000 during the quarter ended June 30, 2015.

Since the issuance in 2014, the Company received approximately $517,000 in net cash that was converted by Brio into 3,162,500 shares of the Company’s common stock. Related to this transaction the Company recorded approximately $2,867,000 in equity (including 219,000 in warrants valued in 2014), $2,204,000 in a derivative loss, $234,000 extinguishment of debt, and interest expense of approximately $115,500 over the past 12 months.

9. Equity

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the “SPA”) with Aracle SPF I, LLC (“Aracle”) pursuant to which Aracle and another subscribed investors had the right to acquire up to 12 units (the “Units”), for $50,000 per Unit, with each Unit consisting of 250,000 shares of common stock (the “Shares”) of the Company and 125,000 common stock purchase warrants (the “Warrants”). The Warrants were exercisable 6 months after issuance, had a term of 4 years, and had an exercise price of $0.25 per warrant share. The SPA contained standard representations, warranties, and covenants. In addition, the SPA contained a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issue certain equity securities at a price per share less than $0.20, provided, however, as long as the Company was listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company’s outstanding shares of common stock on March 30, 2014. Further, in the event the Company was delisted from the NYSE MKT while Aracle owns at least 51% of the Shares issued to it under the SPA, the Company would be required to issue an additional 3,000,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months.

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

Warrants to purchase up to 1,500,000 shares of common stock at $0.25 per share were issued related to this Securities Purchase Agreement. The Company issued 1,224,149 shares of common stock related to the cashless exercise of the warrants. There are no warrants remaining related to the SPA signed with Aracle.

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

In addition dividends were payable in kind at the Company’s option at a rate of eight percent (8%) annually. Payments of annual dividends have not been declared by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. See note 10 for additional preferred shares issued related to the Scribe acquisition. As of August 14, 2015, there were no preferred dividends in arrears as all Series A preferred shares and the accrued dividends have been converted into common stock.

During the nine months ended June 30, 2015, the Company issued 615,000 shares of common stock to employees or former directors of the Company who exercised their stock options. Approximately $194,000 was received related to the exercise of these options.

During the nine months ended June 30, 2015 a total of 5,542,951 shares of common stock were issued, however no cash was received for these issuances.

1,224,119 shares of common stock were issued related to several cashless warrant conversions.

344,021 shares of common stock were issued to the Board of Directors for services. A portion of these were issued by the Company to settle approximately $69,000 of accrued board fees from December 31, 2014.

268,592 shares of common stock were issued to employees of the Company who exercised their stock options on a cashless basis.

Brio converted $632,500 of its outstanding loan into 3,162,500 shares of the Company’s common stock. Based on the closing stock prices of $0.85, $1.03 and $0.78 per common share, the shares were valued at approximately $2,866,750.

543,719 shares of common stock were issued related to the conversion of 10,500 shares of Series A Preferred stock.

Stock Options

The Company has recognized compensation expense in the amount of approximately $47,000 during the three and nine months ended June 30, 2015, related to the issuance of stock options.

10. Acquisition

On December 11, 2014, the Company entered into a Stock Exchange Agreement (the “SCRIBE Agreement”) with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the “Scribe Shareholders”). Scribe Solutions, Inc. (“Scribe”) provides data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. The transaction was unanimously approved by written consent of the board of directors of the Company (the “Board”) and the holders of a majority of the Company’s outstanding stock. The Scribe transaction closed on April 1, 2015. Pursuant to the terms of the SCRIBE Agreement the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., (“Scribe”) from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock (the “Preferred Stock”) of the Company. In addition, the Company exchanged warrants to purchase up to 6,350,000 shares of the Company’s common stock, for $0.20 per share, with a term of 10 years (the “Warrants”), for Scribe warrants held by three individuals. The issuances of Preferred Stock and Warrants by the Company was effected in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $7.7 million, which was the estimated fair value of the Company at the date of acquisition. The estimate was based on the consideration paid of 640,000 preferred shares and the 6,350,000 warrants granted. The 640,000 preferred shares are valued at approximately $6,400,000, and the 6,350,000 warrants are valued at approximately $1,330,000. The Black-Scholes option pricing model was used to value the warrants based upon an expected stock price volatility of 253.7%, a 10 year expected life of the warrant and a risk free interest rate of approximately 1.6%.

The assets and liabilities of Scribe were recorded at their respective fair values as of the closing date of the Scribe Agreement, and the following table summarizes these values based on the balance sheet at April 1, 2015, the closing date.

The intangibles were recorded, based on the Company’s estimate of fair value, which are expected to consist primarily of customer lists and trade name with an estimated life of ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets were adjusted accordingly.

$676	Assets Purchased
452	Liabilities Assumed
224	Net Assets Purchased
7,730	Purchase Price
$7,506	Intangible Asset from Purchase

The primary intangible assets acquired have been identified as the customer list, trade name and goodwill and have been allocated as follows:

$1,470	Customer list
746	Trade name
5,290	Goodwill
$7,506

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and Scribe, after giving effect to the Company’s acquisition of Scribe.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on October 1, 2013, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended June 30, 2015 and 2014 and the three months ended June 30, 2014 as if the acquisition occurred on October 1, 2013. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of April 1, 2015 of expected definite lived intangible assets.

Pro Forma	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014	Three Months Ended June 30, 2014
Net sales	$33,100	$33,126	$10,859
Cost of sales	22,748	23,177	7,567
Operating expenses	10,658	11,175	3,780
Net loss	$(3,197)	$(1,524)	$(578)
Basic and dilutive income per common share	$(0.11)	$(0.06)	$(0.02)

The Company’s consolidated financial statements for the three months ended June 30, 2015 include the actual results of the Scribe acquisition since the date of April 1, 2015.

11. Commitments and Contingencies

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company.

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. The Company elected to pay the amount over two years. To date, the Company paid $375,000 of the cash consideration noted above. The Company has approximately $75,000, which is included in other current liabilities on the condensed consolidated balance sheet at June 30, 2015, for the liability. There was approximately $6,000 and $27,000 of interest recorded for the three and nine month periods ended June 30, 2015 and approximately $16,000 and $62,000 of interest recorded for the three and nine month periods ended June 30, 2014, respectively. As of August 14, 2015 the debt related to this asset purchase agreement has been fully paid.

During 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%. At June 30, 2015, approximately $27,000 is included in other current liabilities related to this transaction.

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

Rent expense was approximately $192,000 and $578,000 and $236,000 and $715,000 for the three and nine month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $702,000, as follows: fiscal 2015 - $98,000, fiscal 2016 - $323,000, fiscal 2017 - $164,000, fiscal 2018 - $90,000 and thereafter - $27,000.

12. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary light industrial staffing. Intersegment net service revenues are not significant. Revenues generated from the temporary professional services staffing and light industrial staffing are classified as contract staffing services revenues in the statements of operations. Selling, general and administrative expenses are not separately allocated among professional services or industrial staffing services within the contract staffing services sector for internal reporting purposes.

Unallocated corporate expenses primarily include, corporate legal expenses, consulting expenses, corporate payroll, audit fees, corporate rent and facility costs, board fees and interest expense.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2015	2014	2015	2014

Direct Hire Placement Services
Revenue – net	$1,948	$1,739	$4,880	$5,253
Placement services gross margin	100%	100%	100%	100%
Operating income (loss)	87	(246)	(309)	182
Depreciation & amortization	47	55	157	164
Accounts receivable – net	660	910	660	910
Intangible assets – net	139	257	139	257
Goodwill	24	24	24	24
Total assets	10,532	4,052	10,532	4,052

Contract Staffing Services
Industrial services revenue – net	6,897	6,208	19,881	19,295
Professional services revenue – net	2,605	1,976	6,167	5,816
Industrial services gross margin	12.06%	9.90%	12.85%	10.40%
Professional services gross margin	34.28%	29.60%	32.93%	31.00%
Operating income (loss)	$266	$65	$1,003	$(81)
Depreciation and amortization	124	64	258	200
Accounts receivable net – industrial services	3,584	4,227	3,584	4,227
Accounts receivable net – professional services	1,381	891	1,381	891
Intangible assets – net	3,330	1,383	3,330	1,383
Goodwill	6,372	1,083	6,372	1,083
Total assets	6,988	5,978	6,988	5,978

Unallocated Expenses
Corporate administrative expenses	$96	$272	$761	$1,057
Corporate facility expenses	50	72	138	272
Board related expenses	-	19	238	62
Total unallocated expenses	$146	$363	$1,137	$1,391

Consolidated
Revenue –net	$11,450	$9,923	$30,928	$30,364
Operating income (loss)	207	(544)	(443)	(1,290)
Depreciation and amortization	171	119	415	364
Total accounts receivable – net	5,625	6,028	5,625	6,028
Intangible assets – net	3,469	1,640	3,469	1,640
Goodwill	6,396	1,106	6,396	1,106
Assets from continuing operations	17,520	10,030	17,520	10,030
Assets from discontinued operations	0	229	0	229
Total assets	$17,520	$10,259	$17,520	$10,259

13. Subsequent Events

After June 30, 2015, 829,500 shares of Series A preferred stock and the accumulated interest converted into 43,210,673 shares of common stock. As of August 14, 2015 there were no outstanding shares of preferred stock.

On July 22, 2015, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Roth Capital Partners, LLC (the "Representative"), as the representative of the several underwriters identified therein (collectively, the "Underwriters"), pursuant to which the Company agreed to offer and sell up to 11,200,000 shares of the Company's common stock, no par value (the "Common Stock"), at a price of $0.70 per share. Under the terms of the Underwriting Agreement, the Company has granted the Representative an option, exercisable for 30 days, to purchase up to an additional 1,680,000 shares of Common Stock to cover over-allotments, if any.

The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $7.8 million and issued 12,460,000 common shares, this includes the Underwriters exercise of the over-allotment option.

The offering was made pursuant to the Company's effective registration statements on Form S-3 (File No. 333- 204080), as amended and supplemented filed with the Securities and Exchange Commission (the "SEC").

The Company also issued warrants (the "Underwriter's Warrant") to the Underwriters to purchase up to a total of 1,246,000 shares of Common Stock, at a price of $0.84 per common share and are exercisable for five years. The Underwriter's Warrant has a seven-year piggyback registration right with respect to shares of common stock underlying the Underwriter's Warrant from the date of the Underwriting Agreement.

On July 31, 2015 the Company entered into a Stock Purchase Agreement (the "Agile Agreement") with Tricia Dempsey ("Seller"). Pursuant to the terms of the Agile Agreement on July 31, 2015 the Company acquired 100% of the outstanding stock of Agile Resources, Inc., a Georgia corporation ("Agile").

Agile was founded by Seller in 2003 and provides innovative IT staffing solutions and IT consulting services ranging from legacy platforms to emerging technologies to a diversified client base across many industry verticals. Agile has a sophisticated recruiting and delivery engine and utilizes state-of-the-art technology to deliver top talent with a rapid time to market. Agile delivers CIO advisory services and IT project support resources in the areas of application architecture and delivery, enterprise operations, information lifecycle management and project management all with flexible delivery options. The staffing alternatives include the provision of contract IT professionals, contract-to-permanent and permanent placement in addition to providing IT solutions for project work including statement-of-work (SOW) engagements on a time-and-materials (T&M) basis. Agile's IT staffing solutions include providing professionals with expertise in the areas of .net, share-point, enterprise resource planning (ERP), software engineering, database support (Microsoft SQL, Oracle, Sybase & Informix), legacy systems support, data analytics, cloud migration, big data, cyber-security, health IT, network and help-desk support and mobile applications.

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $3,865,000, which was the estimated fair value of the consideration paid by the Company. The estimate was based on the consideration paid of 1,201,923 shares of common stock valued based on the closing price on July 31, 2015 of $0.72 per share and estimated cash of approximately $3,000,000 paid based on terms of the agreement.

The assets and liabilities of Agile will be recorded at their respective fair values as of the closing date of the Agile Agreement, and the following table summarizes these values based on the estimated balance sheet at August 1, 2015, the closing date.

The intangibles will be recorded, based on the Company’s estimate of fair value, which are expected to consist primarily of customer lists with an estimated life of five to ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets will be adjusted accordingly.

$1,450	Assets Purchased
1,000	Liabilities Assumed
450	Net Assets Purchased
3,865	Purchase Price
$3,415	Intangible Asset from Purchase

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our light industrial clients. As a result of our acquisition of Scribe Solutions in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. There is currently a growing need for medical scribes due to the rise in EMR being utilized for billing and documentation of health care services and the meaningful use requirements that are part of the Affordable Care Act.

Our staffing services are provided through a network of eighteen branch offices located in downtown or suburban areas of major U.S. cities in nine states. We have one office located in each of Arizona, Indiana, Massachusetts, North Carolina and Texas, two offices in each of California, Florida and Illinois and seven offices in Ohio.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock and convertible debt, to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended June 30,
(In thousands)	2015	2014	$ change	% change
Direct hire placement services	$1,948	$1,739	$209	12%
Professional contract services	2,605	1,976	629	32
Industrial contract services	6,897	6,208	689	11
Consolidated net revenues	$11,450	$9,923	$1,527	15%

Consolidated net revenues increased approximately $1,527,000 or 15% compared with the same period last year. The Company acquired Scribe as of April 1, 2015, which increased the Professional Contract Services by approximately $998,000, with the recent capital raise and addition of executive management, the Company has stabilized its sales force and is investing in revenue growth. Overall the professional services division continues to have less experienced recruiters working during the period ended June 30, 2015 compared to the prior year. Management has taken significant action during the course of the year to increase the number of experienced recruiters and improve the profitability of both divisions.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the three month period ended June 30, 2015 increased by approximately 12% to approximately $7,803,000 compared with the prior period of approximately $6,970,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended June 30, 2015 decreased approximately 2% to 68% compared with the prior period of approximately 70%. The change in the gross margin is related to several factors, including the significant increase in placement services revenue and a decrease in our workers compensation rates for the state of Ohio, as the rate was decreased by approximately 25% as of July 1, 2014.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	June 30, 2015	June 30, 2014
Direct hire placement services	100%	100%
Professional contract services	34.28%	29.6%
Industrial contract services	12.06%	9.9%
Combined Gross Profit Margin % (1)	31.85%	29.8%

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

Selling, general and administrative expenses for the three months ended June 30, 2015 decreased by approximately $115,000 or 3% compared to the same period last year. The decrease was primarily related to management’s efforts to reduce costs and eliminate unnecessary expenses. Overall expenses are expected to stabilize during the fiscal year 2015 and slightly decrease as the Company is able to capitalize on the consolidation of the acquisitions.

Interest Expense

Interest expense for the three months ended June 30, 2015, increased $43,000, or 48% compared with the same period last year primarily as a result of a change in lender, the interest expense for acquisition payments and higher average borrowings.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Results of Operations – Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months Ended June 30,
(In thousands)	2015	2014	$ change	% change
Direct hire placement services	$4,880	$5,253	$(373)	(7)%
Professional contract services	6,167	5,816	351	6
Industrial contract services	19,881	19,295	586	3
Consolidated net revenues	$30,928	$30,364	$564	2%

Consolidated net revenues increased approximately $564,000 or 2% compared with the same period last year. The Company acquired Scribe as of April 1, 2015, which increased the professional contract services by approximately $998,000. In addition, the industrial contract division has increased its revenue from several new customers added in the past nine months and investments in marketing. Overall the professional services division had less experienced recruiters working during the period ended June 30, 2015 compared to the prior year, which resulted in the overall decrease in professional revenue, excluding the revenue from the acquisition. Management has taken significant action during the course of the year to increase the number of experienced recruiters and improve the profitability of both divisions.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the nine month period ended June 30, 2015 increased by approximately 1% to approximately $21,488,000 compared with the prior period of approximately $21,295,000. Cost of contract services, as a percentage of contract revenue, for the nine month period ended June 30, 2015 decreased approximately 1% to 69% compared with the prior period of approximately 70%. The change in the gross margin is related to several factors, including the significant decrease in placement services revenue. The overall increase in costs of contract services was the result of the increase in contract revenue and the acquisition of Scribe. In addition, there was a significant decrease in our workers compensation rates for the state of Ohio, as the rate was decreased by approximately 25% as of July 1, 2014.

Gross Profit percentage by segment:

	Nine Months Ended	Nine Months Ended
Gross Profit Margin %	June 30, 2015	June 30, 2014
Direct hire placement services	100%	100%
Professional contract services	32.93%	31.0%
Industrial contract services	12.85%	10.4%
Combined Gross Profit Margin % (2)	30.52%	29.9%

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

Selling, general and administrative expenses for the nine months ended June 30, 2015 decreased by approximately $537,000 or 5% compared to the same period last year. The decrease was primarily related to management’s efforts to reduce costs and eliminate unnecessary expenses. Overall expenses are expected to stabilize during the fiscal year 2015 and slightly decrease as the Company is able to capitalize on the consolidation of the acquisitions.

Interest Expense

Interest expense for the nine months ended June 30, 2015, increased $108,000, or 36% compared with the same period last year primarily as a result of a change in lender, the interest expense for acquisition payments and higher average borrowings.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the nine months ended June 30, 2015	For the nine months ended June 30, 2014
Cash flows used in operating activities	$(1,510)	$(72)
Cash flows used in investing activities	$(130)	$(198)
Cash flows provided by (used in) financing activities	$2,585	$(25)

As of June 30, 2015, the Company had cash and cash equivalents of approximately $1,113,000, which was an increase of approximately $945,000 from approximately $168,000 at September 30, 2014. Working capital at June 30, 2015 was approximately $1,509,000, as compared to negative net working capital of approximately $909,000 for September 30, 2014. Shareholders’ equity at June 30, 2015 was approximately $11,788,000.

Net cash used in operating activities for the nine months ended June 30, 2015 and 2014 was ($1,510,000) and ($72,000), respectively. The fluctuation is due to the increase in account receivable, acceleration of accounts payable payments to avoid additional late fee expenses, net losses and payments of certain compensation related accruals.

Net cash used in investing activities for the nine months ended June 30, 2015 and 2014 was $(130,000) and ($198,000) respectively. These uses related primarily to acquisition payments and purchasing of fixed assets.

Net cash flow provided by (used in) financing activities for the nine months ended June 30, 2015 was $2,585,000 compared to ($25,000) in the nine months ended June 30, 2014. Fluctuations in financing activities are attributable to the level of borrowings and financing.

All of the Company’s office facilities are leased. As of June 30, 2015, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $702,000.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a “Seller” and together, “Sellers”), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company.

The Company agreed to pay the Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payment terms and 1,100,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 1,100,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. During the year ended September 30, 2013, the Company paid $200,000 of the cash consideration noted above. The Company accrued $350,000 at September 30, 2013, for the balance of the liability, and elected to pay the remaining amount over two years. The total payments over the two years will be approximately $450,000 with the additional $100,000 to be recorded as interest expense. During the year ended September 30, 2014, the Company paid approximately $225,000 to the Sellers, $150,000 of principle and approximately $75,000 of interest. The Company has approximately $75,000 accrued at June 30, 2015 related to the remaining liability. As of August 14, 2015 the entire liability has been fully repaid.

On September 27, 2013, the Company (“Borrower”) entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) (“ACF”) (“Lender”), that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At June 30, 2015 and 2014 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 21, 2014, the Company entered into the First Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the covenants. On December 3, 2014, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with ACF. On April 1, 2015 the Company entered into a third Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and update the overall document to reflect changes to the business. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto.

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

As of June 30, 2015, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At June 30, 2015, there was approximately $783,000 available on the line of credit. The interest expense related to the lines of credit for the three and nine months ended June 30, 2015 and 2014 approximated $99,000 and $300,000, and $69,000 and $210,000, respectively.

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

During the nine months ended, June 30, 2015, Brio converted $632,500 of its outstanding loan into 3,162,500 shares of the Company’s common stock. Based on the closing stock prices of $0.85, $1.03 and $0.78 per common share, the 3,162,500 shares were valued at approximately $2,867,000 and the Company has recognized a loss on the extinguishment of debt of approximately $235,000. Included in the loss in extinguishment was the fair value of the derivative liability at the date of conversion.

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

On July 22, 2015, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Roth Capital Partners, LLC (the "Representative"), as the representative of the several underwriters identified therein (collectively, the "Underwriters"), pursuant to which the Company agreed to offer and sell up to 11,200,000 shares of the Company's common stock, no par value (the "Common Stock"), at a price of $0.70 per share. Under the terms of the Underwriting Agreement, the Company has granted the Representative an option, exercisable for 30 days, to purchase up to an additional 1,680,000 shares of Common Stock to cover over-allotments, if any.

The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $7.8 million and issued 12,460,000 common shares, this includes the Underwriters exercise of the over-allotment option.

The Company also issued warrants (the "Underwriter's Warrant") to the Underwriters to purchase up to a total of 1,246,000 shares of Common Stock, at a price of $0.83 per common share and are exercisable for five years. The Underwriter's Warrant has a seven-year piggyback registration right with respect to shares of common stock underlying the Underwriter's Warrant from the date of the Underwriting Agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2015, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s third quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

As of June 30, 2015, there were no material legal proceedings pending against the Company.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2015, the Company issued 615,000 shares of common stock to employees or former directors of the Company who exercised their stock options. Approximately $194,000 was received related to the exercise of these options.

During the nine months ended June 30, 2015 a total of 5,542,951 shares of common stock were issued, however no cash was received for these issuances.

1,224,119 shares of common stock were issued related to several cashless warrant conversions.

344,021 shares of common stock were issued to the Board of Directors for services. A portion of these were issued by the Company to settle approximately $69,000 of accrued board fees from December 31, 2014.

268,592 shares of common stock were issued to employees of the Company who exercised their stock options on a cashless basis.

Brio converted $632,500 of its outstanding loan into 3,162,500 shares of the Company’s common stock. Based on the closing stock prices of $0.85, $1.03 and $0.78 per common share, the shares were valued at approximately $2,866,750.

543,719 shares of common stock were issued related to the conversion of 10,500 shares of Series A Preferred stock.

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

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: August 14, 2015	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)

