Form 10-K
period 2015-09-30
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2015-12-29
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2015

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

_____________________________________________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2015 was 2,577,365 x 9.10 = $23,454,022.

The number of shares outstanding of the registrant's common stock as of December 29, 2015 was 9,256,311.

PART I

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company has based these forward-looking statements on the Company's current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company's subsidiaries that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled "Risk Factors" and the risks discussed in the Company's other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company's audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Business.

General

General Employment Enterprises, Inc. (the "Company", "us", "our" or "we") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. In 1987, the Company established Triad Personnel Services, Inc., a wholly-owned subsidiary, incorporated in the State of Illinois. In June 2010, the Company purchased certain assets of On-Site Services, a temporary staffing agricultural business, which was discontinued as of July 7, 2013. In December 2010, the Company purchased certain assets of DMCC Staffing, LLC ("DMCC") and RFFG of Cleveland, LLC ("RFFG of Cleveland") an industrial staffing business located in the State of Ohio. In August 2011, the Company purchased certain assets of Ashley Ellis, LLC ("Ashley Ellis"), a professional staffing and placement business.

In April 2015, the Company entered into a stock exchange agreement with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the "Scribe Shareholders"), pursuant to which the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., a provider of data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics ("Scribe"), from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock of the Company. In addition, the Company issued to the Scribe Shareholders warrants to purchase shares of the Company's common stock in exchange for warrants to purchase shares of Scribe's common stock.

In July 2015, the Company entered into a stock purchase agreement with Tricia Dempsey (the "Agile Seller"), pursuant to which the Company acquired on July 31, 2015, 100% of the outstanding stock of Agile Resources, Inc., a Georgia corporation and a provider of innovative IT staffing solutions and IT consulting services, for up to a total of approximately $4,000,000 in consideration, subject to certain adjustments. The purchase price consisted of $2,500,000 in cash (subject to minimum working capital), the issuance to the Agile Seller of 120,192 shares of Company common stock and up to $500,000 of an "earnout".

On October 4, 2015 the Company entered into a Stock Purchase Agreement with William Daniel Dampier and Carol Lee Dampier (the "Access Sellers") pursuant to which the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation, for a purchase price equal to approximately $15,000,000 in consideration. The purchase price consisted of $8,000,000 in cash (subject to minimum working capital), the issuance to the Access Sellers 327,869 share of Company common stock, a promissory note in the aggregate of $3,000,000 and up to $2,000,000 of an "earnout".

Recent Developments

On October 9, 2015, the Company filed a certificate of change to our amended and restated articles of incorporation with the Secretary of the State of Illinois in order to effectuate a reverse stock split of our issued and outstanding common stock on a 1-for-10 basis (the "Reverse Stock Split"); and increased the total number of authorized shares of Common Stock of the Company from 20,000,000, post Reverse Stock Split, to 200,000,000 (the "Capital Increase").The Reverse Stock Split and the Capital Increase, were approved by the Company's shareholders at an annual meeting held on September 15, 2015.

The Reverse Stock Split became effective with the FINRA as of the open of business on October 9, 2015. As a result of the Reverse Stock Split, every 10 shares of the Company's pre-Reverse Split common stock was combined and reclassified into one share of the Company's common stock. No fractional shares of common stock were issued as a result of the Reverse Split.

Throughout this annual report on Form 10-K, each instance that refers to a number of shares of the Company's common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

Services Provided

The Company and its subsidiaries provide the following distinctive services: (a) professional placement services specializing in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing, and (b) temporary staffing services in light industrial staffing. As a result of our acquisition of Scribe in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. There is currently a growing need for medical scribes due to the rise in EMR being utilized for billing and documentation of health care services and the meaningful use requirements that are part of the Affordable Care Act.

Together with its subsidiaries, the Company provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company's professional staffing services provide information technology, engineering, medical and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company's industrial staffing business provides weekly temporary staffing for light industrial clients in Ohio and Pennsylvania.

The percentage of revenues derived from each of the Company's continuing operations is as follows:

	Year Ended September 30,
	2015	2014
Industrial contract services	61%	63%
Professional contract services	24%	19%
Direct hire placement services	15%	18%

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Triad Personnel Services, Triad Staffing, Generation Technologies, BMCH, and BMCHPA. As of September 30, 2015, it operated eighteen branch offices in downtown or suburban areas of major U.S. cities in nine states. The offices are located in Arizona, California (2), Florida (3), Georgia (1), Illinois (1), Indiana (1), Massachusetts (1), Ohio (7) and Texas.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins which list candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company's consolidated revenue in fiscal 2015 or fiscal 2014.

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

The Company's professional and industrial staffing services compete by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As part of its service, the Company provides professional reference checking, scrutiny of candidates' work experience and optional background checks. In general, pricing is considered to be secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company's pricing.

Recruiting

The success of the Company's services is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are generally recruited through telephone contact by the Company's employment consultants or through postings on the Internet. For Internet postings, the Company maintains its own web page at www.generalemployment.com and uses other Internet job posting bulletin board services. The Company maintains database records of applicants' skills to assist in matching them with job openings and contract assignments. The Company generally screens and interviews all applicants who are presented to its clients.

Employees

As of September 30, 2015, the Company had approximately 122 regular employees and the number of contract service employees varied week to week from a minimum of approximately 500 to a maximum of 1,500.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. The public may obtain these filings at the Securities and Exchange Commission (the "SEC") Public Reference Room at 100 F Street, NE, Washington DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http//www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that file material with the SEC electronically. Copies of the Company's reports can be obtained, free of charge, electronically through our internet website, http//www.generalemployment.com. Information on the Company's website is not incorporated in this report by the foregoing reference.

Item 1A. Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company experienced losses for the years ended September 30, 2015 and September 30, 2014. There can be no assurance that the Company will not incur losses in the future. There are no assurances that the Company will be able to generate sufficient revenue to meet its operating expenditures or operate profitably in the future.

RECENT GLOBAL TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit, our ability to refinance debt and disrupting our customers' businesses, which are heavily dependent on retail and e-commerce transactions. Although we currently believe that we will be able to obtain the necessary financing in the future, there is no assurance that these institutions will be able to loan us the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy important to our businesses may adversely affect our customers' level of spending, ability to obtain financing for acquisitions and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

WE DEPEND ON ATTRACTING, INTEGRATING, MANAGING, AND RETAINING QUALIFIED PERSONNEL.

Our success depends upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to fulfill our clients' needs. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations may suffer. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

Competition in the market for placement and staffing services is intense. The Company faces competition from many larger, more established companies. In addition, other companies could seek to introduce competing services and increased competition could result in a decrease in the price charged by the Company's competitors for their services or reduce demand for the Company's products and services, which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provides competitive services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

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

INTERRUPTION OF THE COMPANY'S BUSINESS COULD RESULT FROM INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The U.S. economy in general is being adversely affected by terrorist activities and potential activities. Any economic downturn could adversely impact the Company's results of operations, impair the Company's ability to raise capital or otherwise adversely affect the Company's ability to grow the business. It is impossible to predict how this may affect the Company's business or the economy in the U.S. and in the world. In the event of further threats or acts of terrorism, the Company's business and operations may be severely and adversely affected or destroyed.

SUBSTANTIAL ALTERATION OF THE COMPANY'S CURRENT BUSINESS AND REVENUE MODEL COULD HURT SHORT-TERM RESULTS.

The Company's present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (for example, building market share before the Company's competitors). Any such alteration or replacement of the business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. The Company cannot assure that any adjustment or change in the business and revenue model will prove to be successful.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND DISTRACT MANAGEMENT.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

A MORE ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP, AND THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

Although our common stock is listed on the NYSE MKT, we cannot assure you that an active public market will develop for our common stock. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder's ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or "float" for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results;

•	changes in our earnings estimates;

•	investment recommendations by securities analysts following our business or our industry;

•	additions or departures of key personnel;

•	changes in the business, earnings estimates or market perceptions of our competitors;

•	our failure to achieve operating results consistent with securities analysts' projections;

•	changes in industry, general market or economic conditions; and

•	announcements of legislative or regulatory changes.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.

NO DIVIDENDS ANTICIPATED.

We intend to retain all future earnings for use in the development of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may not pay any cash dividends on our common stock unless all dividends on our Series A Preferred Stock are fully declared and paid. Subject to certain limited exclusions set forth in the Certificate of Designations with respect to the Series A Preferred Stock, if we declare or pay a dividend or distribution on our common stock, whether such dividend or distribution is payable in cash, securities or other property, we are required to simultaneously declare and pay a dividend on our Series A Preferred Stock on a pro rata basis with our common stock determined on an as-converted basis assuming all shares of Series A Preferred Stock had been converted immediately prior to the record date of the applicable dividend (or if no record date is fixed, the date as of which the record holders of common stock entitled to such dividends are to be determined).

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

WE COULD BE HARMED BY IMPROPER DISCLOSURE OR LOSS OF SENSITIVE OR CONFIDENTIAL COMPANY, EMPLOYEE, ASSOCIATE OR CLIENT DATA, INCLUDING PERSONAL DATA.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is confidential and/or personally sensitive. In doing so, we rely on our own technology and systems, and those of third party vendors we use for a variety of processes. We and our third party vendors have established policies and procedures to help protect the security and privacy of this information. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

WE COULD BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH ACQUISITIONS AND JOINT VENTURES.

We intend to expand our business through investments in joint ventures with, or acquisitions of, complementary businesses, technologies, services or products, subject to our business plans and management's ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing service categories. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including: (1) difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure; (2) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (3) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (4) difficulty maintaining the quality of services that such acquired companies have historically provided; (5) potential legal and financial responsibility for liabilities of acquired businesses; (6) overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements; (7) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; (8) challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business; (9) failure to retain, motivate and integrate key management and other employees of the acquired business; and (10) loss of customers and a failure to integrate customer bases.

In addition, if we incur indebtedness to finance an acquisition, it may reduce our capacity to borrow additional amounts and requiring us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the cash resources available to us to fund capital expenditures, pursue other acquisitions or investments in new business initiatives and meet general corporate and working capital needs. This increased indebtedness may also limit our flexibility in planning for, and reacting to, changes in or challenges relating to our business and industry.

The use of our common stock or other securities (including those convertible into or exchangeable or exercisable for our common stock) to finance any such acquisition may also result in dilution of our existing shareholders.

The potential risks associated with future acquisitions could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company's policy is to lease commercial office space for all of its offices. The Company's headquarters are located in a building near Chicago, Illinois. The Company leases approximately 5,000 square feet of space at that location under a lease that will expire in 2018.

The Company's staffing offices are located in downtown and suburban business centers in the following nine states: Arizona, California, Florida, Illinois, Georgia, Indiana, Ohio, Texas, and Massachusetts. Established offices are operated from leased space ranging from 800 to 7,500 square feet, generally for initial lease periods of one to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company's current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3. Legal Proceedings.

As of September 30, 2015, the Company was not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's common stock is listed on the NYSE MKT and is traded under the symbol "JOB." The following table sets forth the quarterly high and low sales prices per share of the Company's common stock on the consolidated market for each quarter within the last two fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2015:
High	$9.80	$12.00	$17.40	$18.70
Low	3.60	7.10	5.80	1.20

Fiscal 2014:
High	$2.00	$2.30	$4.30	$3.00
Low	1.60	1.60	1.80	1.70

Holders of Record

There were approximately 636 holders of record of the Company's common stock on December 28, 2015.

Dividends

No dividends were declared or paid during the years ended September 30, 2015 and September 30, 2014. We do not anticipate paying any cash dividends for the foreseeable future.

During the years ended September 30, 2015 and 2014, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2015, there were stock options outstanding under the Company's 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan. All four plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 59,200 options available for granting and as of September 30, 2013, there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan. As of September 30, 2015, there were shares available for issuance under the 2011 Company Incentive Plan, however management does not anticipate issuing any shares under these plans. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2015 and September 30, 2014 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

On July 23, 2013, the Board of Directors approved the Company's 2013 Incentive Stock Plan (the "2013 Plan"), and resolved to cease issuing securities under all prior Company equity compensation plans. The 2013 Plan was approved by the Company's shareholders at the Annual Meeting of Stockholders on September 9, 2013. The purpose of the 2013 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2013 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2013 Plan (the "Committee"). The Committee has full authority to administer and interpret the provisions of the 2013 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2013 Plan. The maximum number of shares that may be granted under the 2013 Plan is 1,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

(number of shares in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Plan category
Equity compensation plans approved by security holders	414	$5.05	530	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	414	$5.05	530	(1)

_____________

(1)	Includes only the Options that could be issuable under the 2013 Plan.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See "Forward-Looking Statements".

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our light industrial clients. As a result of our acquisition of Scribe Solutions in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. There is currently a growing need for medical scribes due to the rise in EMR being utilized for billing and documentation of health care services and the meaningful use requirements that are part of the Affordable Care Act. The acquisition of Agile expanded our geographical footprint within the placement and contract staffing of information technology.

Our staffing services are provided through a network of eighteen branch offices located in downtown or suburban areas of major U.S. cities in nine states. We have one office located in each of Arizona, Indiana, Massachusetts, North Carolina and Texas, two offices in each of California, Florida and Illinois and seven offices in Ohio.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt, to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Year Ended September 30,
(In Thousands)	2015	2014

Industrial contract services	$26,499	$25,031
Professional contract services	10,223	7,692
Direct hire placement services	6,665	7,088

Consolidated net revenues	$43,387	$39,811

Consolidated net revenues increased approximately $3,576,000 or 9% compared with the same period last year. The Company acquired Scribe as of April 1, 2015, and Agile as of July 31, 2015, which increased the professional contract services by approximately $2,087,000 and $1,277,000 respectively. The Acquisition of Agile increased direct hire revenue by approximately $273,000. With the recent capital raise and addition of executive management, the Company has stabilized its sales force and is investing in revenue growth. Overall the professional services division continues to have less experienced recruiters working during the year ended September 30, 2015 compared to the prior year. Management continues to take action to increase the number of experienced recruiters and improve the profitability of both divisions.

Cost of Contract Services

Consolidated cost of contract services are comprised of the following:

	Year Ended September 30,
(In Thousands)	2015	2014

Industrial contract services	$23,234	$21,117
Professional contract services	7,000	5,300

Consolidated cost of contract services	$30,234	$26,417

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the year ended September 30, 2015, increased by approximately 15% to approximately $30 million compared with the prior year of approximately $26 million. Cost of contract services, as a percentage of contract revenue, for the year ended September 30, 2015, increased by approximately 3% to 70% compared to 67% in the prior year. The change in the contract revenue gross margin is related to several factors, including Ohio workers compensation rebate received in 2014, higher professional service contract revenue and the overall decrease in our workers compensation rates for the state of Ohio, as the rate was decreased by approximately 25% as of July 1, 2014.

Gross Profit percentage by segment:

Gross Profit Margin %	Year Ended September 30, 2015	Year Ended September 30, 2014
Direct hire placement services	100%	100%
Industrial contract services	12.3%	15.6%
Professional contract services	31.5%	31.1%
Combined Gross Profit Margin % (1)	30.3%	33.6%

___________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•

Compensation and benefits in the operating divisions, which includes salaries, wages and commissions earned by the Company's employment consultants and branch managers on permanent and temporary placements.

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

•

Acquisition, integration and restructuring charges, are legal expenses, travel expenses, finders fees, severance agreements and other expenses that the Company has expensed as incurred and related to various transactions the Company has or expects to execute. The Company expects to have these expenses each quarter while we continue our growth strategy, however these expenses would not necessarily be incurred by the Company on recurring basis in normal operations, without acquisitions.

The Company's largest selling, general and administrative expense is for compensation in the operating divisions. Most of the Company's employment consultants are paid on a commission basis and receive advances against future commissions. When commissions are earned, prior advances are applied against them and the consultant is paid the net amount. At that time, the Company recognizes the full amount as commission expense, and advance expense is reduced by the amount recovered. Thus, the Company's advance expense represents the net amount of advances paid, less amounts applied against commissions.

Selling, general and administrative expenses for the year ended September 30, 2015, increased by approximately $751,000 to approximately $14.8 million as compared to the prior year of approximately $14 million. The increase was primarily related to the general selling, general and administrative expenses of Scribe Solutions Inc. and Agile Resources Inc. and the additional acquisition, integration and restructuring expenses of approximately $373,000 incurred during the year.

Interest Expense

Interest expense for the year ended September 30, 2015, increased $37,000, or 8% compared with the prior year primarily as a result of a change in lender, the interest expense for acquisition payments and higher average borrowings during fiscal year 2015.

Derivative Gain or Loss

Derivative loss for the year ended September 30, 2015, increased $2,298,000, compared with the prior year primarily as a result of a significant increase in the market value of the Company common shares.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the year ended September 30, 2015, increased $234,000, compared with the prior year as the debt was converted during the year.

Discontinued Operations

As a result of terminating our Agricultural Division in July of 2013, we have classified the operations of that division to loss from discontinued operations, in the accompanying statement of operations. For the years ended September 30, 2015 and 2014, the Company recognized a loss of $0 and $230,000, respectively, for this division.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data from continuing operations (in thousands):

	For the year ended September 30, 2015	For the year ended September 30, 2014
Cash flows (used in) provided by continuing operating activities	$(650)	$308
Cash flows used in investing activities	$(2,762)	$(371)
Cash flows provided by (used in) financing activities	$9,176	$(108)

As of September 30, 2015, the Company had cash and cash equivalents of approximately $5,932,000, which was an increase of approximately $5,764,000 from approximately $168,000 at September 30, 2014. Working capital at September 30, 2015 was approximately $5,636,000, as compared to negative working capital of approximately $909,000 for September 30, 2014. The Company's current ratio was approximately 177%, an increase of approximately 89% from the prior year. Shareholders' equity as of September 30, 2015, was approximately $19,237,000 which represented approximately 72% of total assets. The net loss for the year ended September 30, 2015, was approximately $4,662,000.

Net cash (used in) provided by operating activities for the years ended September 30, 2015 and 2014 was approximately ($650,000) and $286,000, respectively. The fluctuation is due to the significant increase in account receivable, payments of accrued expenses and the acceleration of accounts payable payments to avoid additional late fee expenses, net losses and payments of certain compensation related accruals.

Net cash used in investing activities for the years ended September 30, 2015 and 2014 was ($2,762,000) and ($371,000) respectively. These uses related primarily to acquisition payments of Agile, final earn out payments to RFFG and purchasing of fixed assets.

Net cash flow provided by financing activities for the year ended September 30, 2015 was approximately $9,176,000 compared to ($108,000) used in the year ended September 30, 2014. Fluctuations in financing activities are attributable to the level of borrowings and two significant capital raises.

All of the Company's office facilities are leased. As of September 30, 2015, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $1,326,000.

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a "Seller" and together, "Sellers"), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company ("Buyer").

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 110,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 110,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. The Company elected to pay the amount over two years. As of September 30, 2015 the debt related to this asset purchase agreement has been fully paid.

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provide the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At September 30, 2015 and 2014 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 1, 2015, the Company entered into a third Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and update the overall document to reflect changes to the business. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto. The Company has several administrative covenants and the following financial covenant:

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

(d) The twelve (12) consecutive calendar month period ending on September 30, 2015, to be a negative number exceeding negative Two Hundred Forty Thousand Five Hundred and 00/100 Dollars ($240,500); and

(e) For any period commencing on or after October 1, 2015, no less than such amounts as are established by Lender for such period in Lender's permitted discretion based on the annual financial projections including such period delivered by Borrower.

As of the September 30, 2015, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At September 30, 2015 there was approximately $1,390,000 available on the line of credit. The interest expense related to the lines of credit for the years ended September 30, 2015 and 2014 was approximated $347,000 and $358,000, respectively.

The Company believes that the borrowing availability under the ACF facility will be adequate to fund the working capital needs. In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt, to improve the overall profitability and cash flows of the Company. In addition, as discussed above, the Company entered into the ACF facility to provide working capital financing.

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with Aracle SPF I, LLC ("Aracle") pursuant to which Aracle has the right to acquire up to 12 units (the "Units"), for $50,000 per Unit, with each Unit consisting of 25,000 shares of common stock of the Company and 12,500 common stock purchase warrants. The warrants are exercisable 6 months after issuance, have a term of 4 years, and have an exercise price of $2.50 per warrant share. In addition, the SPA contains a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issues certain equity securities at a price per share less than $2.00, provided, however, as long as the Company is listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company's outstanding shares of common stock on March 30, 2014. Further, in the event the Company is delisted from the NYSE MKT while Aracle owns at least 51% of the shares issued to it under the SPA, the Company shall issue an additional 300,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months. The warrants do not include any price protection clause.

Concurrent with the execution of the SPA, the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000.

On April 16, 2014, the Company, Aracle and a second institutional investor entered into certain Securities Purchase Agreements ("SPA") pursuant to which the investors purchased 2.5 Units for $125,000.

The Company incurred certain expenses related to the SPA's and the closings thereunder of approximately $130,000, which were paid from the proceeds for net proceeds of approximately $470,000.

On August 7, 2014, the Company issued a Convertible Note (the "Note") with an original principal balance of $632,500 to Brio Capital Master Fund LTD ("Brio"), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company's common stock at an initial conversion price of $2.00 per share. After six months from closing, the conversion price will have a one-time reset to the lower of $2.00 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $1.40 per share. The Company can force conversion if the Company's common stock trades at 250% greater than the conversion price for 20 consecutive trading days. The Company also issued a warrant to purchase up to 237,188 common shares of the Company for a purchase price of $2.50 per common share.

During the year ended, September 30, 2015, Brio converted $632,500 of its outstanding loan into 316,250 shares of the Company's common stock. Based on the closing stock prices of $8.50, $10.30 and $7.80 per common share, the 316,250 common shares were valued at approximately $2,867,000 and the Company has recognized a loss on the extinguishment of debt of approximately $235,000. Included in the loss in extinguishment was the fair value of the derivative liability at the date of conversion.

On January 8, 2015, the Company completed a Securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock ("Series A Preferred Stock") from the Company for a total purchase price of $2,000,000. Each share of Series A Preferred stock was initially convertible, at the election of the holder, into 5 shares of the Company's common stock. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $960,000 for marketing, acquisitions, expansion and to further the operations of the Company. All shares of Series A Preferred Stock issued to the aforementioned individuals were converted into common stock prior to September 30, 2015.

On July 22, 2015, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Roth Capital Partners, LLC (the "Representative"), as the representative of the several underwriters identified therein (collectively, the "Underwriters"), pursuant to which the Company agreed to offer and sell up to 1,120,000 shares of the Company's common stock, no par value (the "Common Stock"), at a price of $7.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Representative an option, exercisable for 30 days, to purchase up to an additional 168,000 shares of Common Stock to cover over-allotments, if any.

The Company received net proceeds from this offering and the overallotment, after deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $7.8 million and issued 1,246,000 common shares, this includes the Underwriters exercise of the over-allotment option.

The Company also issued warrants (the "Underwriter's Warrant") to the Underwriters to purchase up to a total of 124,600 shares of Common Stock, at a price of $8.30 per common share and are exercisable for five years. The Underwriter's Warrant has a seven-year piggyback registration right with respect to shares of common stock underlying the Underwriter's Warrant from the date of the Underwriting Agreement.

On July 31, 2015 the Company entered into a Stock Purchase Agreement (the "Agile Agreement") with Tricia Dempsey ("Seller"). Pursuant to the terms of the Agile Agreement on July 31, 2015 the Company acquired 100% of the outstanding stock of Agile Resources, Inc., a Georgia corporation ("Agile"). The Company paid approximately $2,142,000 for net assets of approximately $92,000 and expects to pay an additional $500,000 during the year ended September 30, 2016.

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $3,865,000, which was the estimated fair value of the consideration paid by the Company. The estimate was based on the consideration paid of 120,192 shares of common stock valued based on the closing price on July 31, 2015 of $7.20 per share and estimated cash of approximately $3,000,000 paid based on terms of the agreement.

The assets and liabilities of Agile will be recorded at their respective fair values as of the closing date of the Agile Agreement, and the following table summarizes these values based on the estimated balance sheet at August 1, 2015, the closing date.

The intangibles will be recorded, based on the Company's estimate of fair value, which are expected to consist primarily of customer lists with an estimated life of five to ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets will be adjusted accordingly.

On October 2, 2015, the Company issued and sold a subordinated note in the aggregate principal amount of $4,185,000 (the "Subordinated Note") to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement"). The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note ($502,200), was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of 91,309 shares of the Company's common stock (the "Interest Shares"). The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note.

On October 4, 2015 the Company issued to the Sellers the Sellers' Promissory Note. Interest on the outstanding principal balance of the Sellers' Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Sellers' Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57,303.49 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $27,963.72 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,405.54 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Sellers' Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers.

In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. Management believes with current cash flow from operations, the equity offerings, issued debt and the availability under the ACF facility, the Company will have sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2015 and 2014, and during the two years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Falloffs and refunds during the years ended September 30, 2015 and 2014 are reflected in the consolidated statements of operations as a reduction of placement service revenues. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $86,000 and $113,000 as of September 30, 2015 and September 30, 2014, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

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

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $524,000 and $395,000 is considered necessary as of September 30, 2015, and September 30, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

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

Fair Value Measurement

The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

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

The fair value of the Company's current assets and current liabilities, excluding the derivative liability, approximate their carrying values due to their short term nature. The carrying value of the Company's long-term liabilities and the derivative liability represents their fair value based on level 3 inputs, as discussed in Notes 6 and 8. The Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 4.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 "Derivative and Hedging" (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the undiscounted cash flow method. The Company did not record any impairment during the years ended September 30, 2015 and 2014.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee's requisite service period (generally the vesting period of the equity grant). The Company's option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

See Note 9 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

Segment Data

The Company has two operating business segments a) Contract staffing services (including our newly acquired Scribe Solutions, Inc. and Agile Resources Inc. businesses), and b) Direct hire placement services. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is now effective for public companies for annual periods beginning after December 15, 2017, as well as interim periods within those annual period using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its financial statements.

In August 2015, the FASB issued No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 codifies the SEC's position that it would be allowable for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU 2015-15, we will continue presenting debt issuance costs for our asset-based revolving credit facility as an asset because of the potential volatility of borrowings and repayments under the facility. We are currently evaluating ASU 2015-15 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16 - Business Combinations, which requires adjustments to provisional amounts recorded in business combinations to be recognized in the reporting period in which they are identified either separately on the face of the income statement or in the notes to the financial statements. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted. We are currently evaluating ASU 2015-16 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We are currently evaluating ASU 2015-17 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

General Employment Enterprises, Inc.

Naperville, Illinois

We have audited the accompanying consolidated balance sheets of General Employment Enterprises, Inc. (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Employment Enterprises, Inc. as of September 30, 2015 and 2014, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with US generally accepted accounting principles.

/s/ FRIEDMAN LLP

Marlton, New Jersey

December 29, 2015

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	September 30,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$5,932	$168
Accounts receivable, less allowances (2015 - $524; 2014 - $395)	6,156	4,907
Other current assets	942	1,650
Total current assets	13,030	6,725
Property and equipment, net	706	453
Other long-term assets	22	-
Goodwill	8,220	1,106
Intangible assets, net	4,896	1,560
TOTAL ASSETS	$26,874	$9,844

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,850	$2,711
Accounts payable	825	910
Accrued compensation	2,687	2,633
Convertible note payable - current portion, net of discount	-	35
Derivative liability	-	131
Other current liabilities	532	1,214
Contingent consideration	500	-
Total current liabilities	7,394	7,634
Convertible note payable, net of discount	-	132
Other long-term liabilities	243	13
Total long-term liabilities	243	145
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 8,833 shares at September 30, 2015 and 2,589 shares at September 30, 2014	-	-
Additional paid in capital	33,492	11,658
Accumulated deficit	(14,255)	(9,593)
Total shareholders' equity	19,237	2,065
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,874	$9,844

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended September 30,
	2015	2014

NET REVENUES:
Contract staffing services	$36,722	$32,723
Direct hire placement services	6,665	7,088
NET REVENUES	43,387	39,811
Cost of contract services	30,234	26,417
Selling, general and administrative expenses	13,965	13,679
Acquisition, integration and restructuring expenses	373	30
Amortization of intangible assets	448	326
LOSS FROM OPERATIONS	(1,633)	(641)
(Loss) gain on change in derivative liability	(2,251)	47
Loss on extinguishment of debt	(234)	-
Interest expense	(544)	(507)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(4,662)	(1,101)
Provision for income tax	-	(24)
LOSS FROM CONTINUING OPERATIONS	$(4,662)	$(1,125)
Loss from discontinued operations	$-	$(230)
NET LOSS	$(4,662)	$(1,355)
BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(1.14)	$(0.46)
From discontinued operations	$-	$(0.09)
Total net loss per share	$(1.14)	$(0.56)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	4,084	2,436

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid	Preferred Stock	Preferred	Accumulated	Shareholders'
	Shares	In Capital	Shares	Stock	Deficit	Equity

Balance, September 30, 2013	2,279	$10,851	-	$-	$(8,238)	$2,613

Stock compensation expense	-	98	-	-	-	98

Issuance of warrants related to debt	-	219	-	-	-	219

Issuance of common stock, net	300	470	-	-	-	470

Stock issued for services	10	20	-	-	-	20

Net loss	-	-	-	-	(1,355)	(1,355)

Balance, September 30, 2014	2,589	$11,658		$-	$(9,593)	$2,065

Proceeds from sale of preferred, net of fees			200	1,961	-	1,961

Issuance of preferred shares for acquisition of Scribe			640	6,265	-	6,265

Conversion of note payable	317	2,867	-	-	-	2,867

Issuance of stock for board of directors	35	258	-	-	-	258

Issuance of warrant for Scribe acquisition (see note 10)	-	1,330	-	-	-	1,330

Exercise of stock options	62	194	-	-	-	194

Issuance of stock for the exercise of warrants and options, cashless	149	-	-	-	-	-

Issuance of stock for conversion of preferred stock (including accrued dividends)	4,315	8,226	(840)	(8,226)	-	-

Stock compensation expense	-	340	-	-	-	340

Issuance of stock, net of expenese and warrants issued	1,246	7,754	-	-	-	7,754

Issuance of stock for acquisition of Agile	120	865	-	-	-	865

Net loss	-	-	-	-	(4,662)	(4,662)

Balance, September 30, 2015	8,833	$33,492	-	$-	$(14,255)	$19,237

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,662)	$(1,355)
Loss from discontinued operations	-	(230)
Loss from continuing operations	(4,662)	(1,125)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	733	498
Stock issued for services	189	20
Stock option expense	340	98
Provision for doubtful accounts	40	322
Change in fair value of derivative liability	2,251	-
Loss on extinguishment of debt	234	-
Loss on abandonment of fixed assets	15	49
Changes in operating assets and liabilities -
Accounts receivable	223	1,468
Accounts payable	(1,068)	(105)
Accrued compensation	54	(100)
Other current assets	857	(1,234)
Other current liabilities	-	530
Long-term liabilities	144	(113)
Net cash provided by (used in) operating activities - Continuing Operations	(650)	308
Net cash (used in) provided by operating activities - Discontinued Operations	-	(22)
Net cash provided by (used in) operating activities	(650)	286

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(186)	(146)
Acquisition payments	(2,351)	-
Partial payment of earn-out	(225)	(225)
Net cash used in investing activities - Continuing Operations	(2,762)	(371)
Net cash used in investing activities - Discontinued Operations	-	-
Net cash used in investing activities	(2,762)	(371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term related party debt	-	185
Payments on short-term related party debt	-	(185)
Proceeds from the issuance of equity, net	7,754	470
Proceeds from the issuance of debt, net	-	517
Proceeds from the issuance of preferred stock	1,826	-
Proceeds from the exercise of stock options	194	-
Payments on capital lease	(101)	(72)
Net proceeds from short-term debt	(497)	(1,023)
Net cash (used in) provided by financing activities	9,176	(108)

Net change in cash - Continuing Operations	5,764	(171)
Net change in cash - Discontinued Operations	-	(22)

Cash at beginning of year - Continuing Operations	168	361

Cash at end of year	$5,932	$168

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$274	$210
Cash paid for taxes	$4	$24
Issuance of preferred shares for acquisition	$(135)	$-
Non-cash financing activities
Conversion of note payable	$2,867	$-
Issuance of shares for accrued board fees	$69	$-
Conversion of Perferred Stock	$8,226	$-
Issuance of stock for acquisition of Agile	$865	$-
Preferred stock and warrants issued for Scribe acquisition	$7,730	$-

For the year ended September 30, 2015:

The Company acquired 100% of the outstanding stock of Scribe Solutions Inc. for 640,000 shares of Series A Preferred Stock valued at $6,265,000, net of issuance costs. In addition, the Company exchanged warrants to purchase up to 6,350,000 shares of the Company's common stock valued at $1,330,000, for Scribe warrants held by three individuals.

For the year ended September 30, 2014:
None

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

General Employment Enterprises, Inc. (the "Company", "us", "our" or "we") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company provides permanent and temporary professional, industrial and physician assistant staffing and placement services in and near several major U.S cities. The Company specializes in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing for the Company's clients, and provides temporary staffing services for our commercial clients. As a result of the acquisition of Scribe Solutions in April 2015, the Company now offers data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics.

The Company has experienced significant losses and negative cash flows from operations in the past. Management has implemented a strategy which included cost reduction efforts, consolidation of certain back office activities to gain efficiencies as well as strategic acquisitions, financed primarily through the issuance of preferred and common stock and convertible debt, to improve the overall profitability and cash flows of the Company.

In 2013, the Company entered into a three year revolving credit agreement with ACF Finco I LP (formerly Keltic) to provide working capital financing. The agreement allows ACF Finco I LP to advance the Company funds based on a percentage of eligible invoices. Management believes with current cash flow from operations, equity offerings, issued debt and the availability under the ACF Finco I LP Revolving Credit Agreement, the Company will have sufficient liquidity for the next 12 months.

On July 22, 2015, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Roth Capital Partners, LLC (the "Representative"), as the representative of the several underwriters identified therein (collectively, the "Underwriters"), pursuant to which the Company agreed to offer and sell up to 1,120,000 shares of the Company's common stock, no par value (the "Common Stock"), at a price of $7.00 per share. Under the terms of the Underwriting Agreement, the Company has granted the Representative an option, exercisable for 30 days, to purchase up to an additional 168,000 shares of Common Stock to cover over-allotments, if any.

The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $7.8 million and issued 1,246,000 common shares, this includes the Underwriters exercise of the over-allotment option.

The Company also issued warrants (the "Underwriter's Warrant") to the Underwriters to purchase up to a total of 124,600 shares of Common Stock, at a price of $8.30 per common share and are exercisable for five years. The Underwriter's Warrant has a seven-year piggyback registration right with respect to shares of common stock underlying the Underwriter's Warrant from the date of the Underwriting Agreement.

On January 8, 2015, the Company completed a Securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 5 shares of the Company's Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation. All of the series A Convertible Preferred Stock have been converted into common shares during the year ended September 30, 2015.

On August 7, 2014, the Company issued a Convertible Note (the "Note") with an original principal balance of $632,500 to Brio Capital Master Fund LTD ("Brio"), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio had the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company's common stock at an initial conversion price of $2.00 per share. As of September 30, 2015, Brio has converted the entire note into 316,250 shares of common stock.

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

Reverse Stock Split

On October 9, 2015, the Company filed a certificate of change to our amended and restated articles of incorporation with the Secretary of the State of Illinois in order to effectuate a reverse stock split of our issued and outstanding common stock on a 1-for-10 basis (the "Reverse Stock Split"); and increased the total number of authorized shares of Common Stock of the Company from 20,000,000, post Reverse Stock Split, to 200,000,000.

The Reverse Stock Split became effective with the FINRA as of the open of business on October 9, 2015. As a result of the Reverse Stock Split, every 10 shares of the Company's pre-Reverse Split common stock was combined and reclassified into one share of the Company's common stock. No fractional shares of common stock were issued as a result of the Reverse Split.

Throughout the consolidated financial statements, each instance that refers to a number of shares of the Company's common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

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

The provision for falloffs and refunds, which is reflected in the consolidated statements of operations as a reduction of placement service revenues, was $904,000 in fiscal 2015 and $939,000 in fiscal 2014. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $86,000 and $113,000 as of September 30, 2015 and September 30, 2014 respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At September 30, 2015 and September 30, 2014, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $524,000 and $395,000 is considered necessary as of September 30, 2015, and September 30, 2014, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the years ended September 30, 2015 and 2014. For property and equipment included in current asset of discontinued operations in the accompanying balance sheet the Company has ceased recording depreciation expense.

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

Fair Value Measurement

The Company follows the provisions of the accounting standard which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

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

The fair value of the Company's current assets and current liabilities, excluding the derivative liability, approximate their carrying values due to their short term nature. The carrying value of the Company's long-term liabilities and the derivative liability represents their fair value based on level 3 inputs, as discussed in Note 6. The Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 4.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposure to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 "Derivative and Hedging" (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Earnings (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of approximately 534,000 and 46,800 were excluded from the computation of diluted earnings per share for the years ended September 30, 2015 and 2014, respectively, because their effect is anti-dilutive.

Advertising Expenses

The majority of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the years ended September 30, 2015 and 2014, included in selling, general and administrative expenses was advertising expense totaling approximately $751,000 and $718,000, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee's requisite service period (generally the vesting period of the equity grant). The Company's option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

See Note 9 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

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

Segment Data

The Company has two operating business segments a) Contract staffing services (including our newly acquired Scribe Solutions, Inc. Business), and b) Direct hire placement. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is now effective for public companies for annual periods beginning after December 15, 2017, as well as interim periods within those annual period using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its financial statements.

In August 2015, the FASB issued No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 codifies the SEC's position that it would be allowable for an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In accordance with ASU 2015-15, we will continue presenting debt issuance costs for our asset-based revolving credit facility as an asset because of the potential volatility of borrowings and repayments under the facility. We are currently evaluating ASU 2015-15 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16 - Business Combinations, which requires adjustments to provisional amounts recorded in business combinations to be recognized in the reporting period in which they are identified either separately on the face of the income statement or in the notes to the financial statements. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted. We are currently evaluating ASU 2015-16 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. We are currently evaluating ASU 2015-17 to determine if this guidance will have a material impact on our financial position, results of operations or cash flows.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future financial statements.

3. Property and Equipment

Property and equipment consisted of the following as of September 30:

(In thousands)	Useful Lives	2015	2014

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,278	1,413
Total property and equipment, at cost		3,725	2,860
Accumulated depreciation and amortization		(3,019)	(2,407)
Property and equipment, net		$706	$453

Disposals of property and equipment, consisting primarily of fully-depreciated office furniture, a vehicle and equipment, had an original cost of approximately $80,000 and $49,000 in fiscal 2015 and 2014, respectively. Leasehold improvements are amortized over the term of the lease.

During the year ended September 30, 2013, the Company sold vehicles with a value of approximately $225,000 and leased them back under a 30 month agreement at an interest rate of approximately 23%. At September 30, 2015, the lease was completed and the Company purchased the vehicles for the bargain purchase price.

Depreciation expense for the year ended September 30, 2015 and 2014 was approximately $176,000 and $174,000, respectively.

Total cost of property and equipment recorded under capital leases and accumulated depreciation as of September 30, 2015 and 2014 is approximately $285,000 and $157,000 and $100,000 and $66,000, respectively. Depreciation expense for property and equipment under capital lease for the year ended September 30, 2015 and 2014 was approximately $73,000 and $46,000, respectively.

4. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. No impairment loss was recorded in fiscal year 2015 or 2014.

Goodwill as of September 30, 2014	$1,106
Acquisition of Scribe, see note 12	5,290
Acquisition of Agile, see note 12	1,824
Goodwill as of September 30, 2015	$8,220

Intangible Assets

As of September 30, 2015

(In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer relationships	$5,232	$1,557	$-	$3,675
Trade name	1,057	56	-	1,001
Non-compete agreement	225	5		220

	$6,514	$1,618	$-	$4,896

As of September 30, 2014

(In Thousands)	Cost	Accumulated Amortization	Loss on Impairment of Intangible Assets	Net Book Value

Customer relationships	$2,690	$1,137	$-	$1,553
Trade name	17	10	-	7

	$2,707	$1,147	$-	$1,560

Amortization expense was approximately $475,000 and $326,000 for the years ended September 30, 2015 and 2014, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Over the next five years, annual amortization expense for these finite life intangible assets will total approximately $4,896,000, as follows: fiscal 2016 - $735,000, fiscal 2017 - $629,000, fiscal 2018 - $632,000, fiscal 2019 – $636,000, fiscal 2020 – $633,000 and thereafter - $1,631,000.

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

Intangible Assets as of September 30, 2014	$2,707
Acquisition of Scribe	2,216
Acquisition of Agile	1,591
Less accumulated amortization	(1,618)
Intangible Assets as of September 30, 2015	$4,896

During the year ended September 30, 2015, the Company did not record any impairment of intangible assets.

5. Short-term Debt

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At September 30, 2015 and 2014 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On April 1, 2015 the Company entered into a third Amendment and Waiver to the Loan and Security Agreement with ACF to adjust the future covenants as outlined below and update the overall document to reflect changes to the business. The Company has entered into other Amendments with ACF that did not materially change the terms of the Note. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto. The Company has several administrative covenants and the following financial covenant:

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

(d) The twelve (12) consecutive calendar month period ending on September 30, 2015, to be a negative number exceeding negative Two Hundred Forty Thousand Five Hundred and 00/100 Dollars ($240,500); and

(e) For any period commencing on or after October 1, 2015, no less than such amounts as are established by Lender for such period in Lender's permitted discretion based on the annual financial projections including such period delivered by Borrower.

As of September 30, 2015, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At September 30, 2015 there was approximately $1,390,000 available on the line of credit. The interest expense related to the lines of credit for the years ended September 30, 2015 and 2014 approximated $347,000 and $358,000, respectively.

6. Convertible Note

On August 7, 2014, the Company issued a Convertible Note (the "Note") with an original principal balance of $632,500 to Brio Capital Master Fund LTD ("Brio"), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio had the right, however not the obligation, to convert all or any part of the outstanding Note into the Company's common stock at an initial conversion price of $2.00 per share. After six months from closing, the conversion price had a one-time reset to the lower of $2.00 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $1.40 per share. The Company was allowed to force conversion if the Company's common stock trades at 250% greater than the conversion price for 20 consecutive trading days (see Note 9).

In addition to the Note, the Company issued a warrant to purchase up to 237,188 shares of the Company's common stock. The warrant is exercisable at $2.50 per share, vests 6 months after the closing, and expires 5 years thereafter.

The Note contained an embedded conversion feature requiring bifurcation and liability treatment. The Company accounted for this conversion feature and the detachable warrants by allocating the proceeds from issuance of the convertible notes to the conversion feature and the warrants. These were valued by a third party using a binomial pricing model with the following assumptions: Volatility - 130.00%; Risk-Free Rate - 0.29%; Conversion Price Floor - $0.14; Conversion Price Cap - $0.20.

To recognize the fair value of the warrants, the Company discounted the note and increased additional paid in capital. The fair value of the conversion feature was approximately $178,000 at inception, the Company discounted the note and created a derivative liability, which is evaluated each quarter and adjusted for any change in value.

During the second quarter, Brio converted $500,000 of its outstanding loan in two tranches into 250,000 shares of the Company's common stock. Based on the closing stock price of $8.50 and $10.30 per common share, the 250,000 shares were valued at approximately $2,350,000 and the Company has recognized a loss on the extinguishment of debt of approximately $210,000. Included in the loss in extinguishment was the fair value of the derivative liability at the date of conversion.

During the third quarter, Brio converted the remaining $132,500 of its outstanding loan into 66,250 shares of the Company's common stock. Based on the closing stock price of $7.80 per common share, the 66,250 shares were valued at approximately $517,000.

Since the issuance in 2014, the Company received approximately $517,000 in net cash that was converted by Brio into 316,250 shares of the Company's common stock. Related to this transaction the Company recorded approximately $2,867,000 in equity (including 219,000 in warrants valued in 2014), $2,204,000 in a derivative loss, $234,000 extinguishment of debt, and interest expense of approximately $115,500 during the year ended September 30, 2015.

7. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,
(In Thousands)	2015	2014

Accrued expenses	$242	$174
Accrued sales tax	129	762
Capital lease – short-term	85	72
Earn-out liability	-	201
Deferred rent	56	5
Customer deposits	20	-

Total other current liabilities	$532	$1,214

8. Long-Term Liabilities

In connection with the completion of the sale of shares of common stock to PSQ in fiscal year 2009, the Company's then Chairman, Chief Executive Officer and President (the "former CEO") retired from those positions and his employment agreement with the Company was replaced by a new consulting agreement. Under the consulting agreement, the Company became obligated to pay an annual consulting fee of $180,000 over a five-year period and to issue 50,000 shares of common stock to the former CEO for no additional consideration. During fiscal year 2009, the Company recorded a liability for the net present value of the future payments in the amount of $790,000 and recorded a charge to operations in the amount of $280,000 based on a quoted market price of $5.60 per share on the date of the award. On January 31, 2013, the former CEO retired from all positions with the Company, however he will continue to receive his monthly payments required under his consulting agreement. As of September 30, 2014, the liability for future payments was reflected on the consolidated balance sheet as short term accrued compensation of $60,000. As of September 30, 2015, the liability has been fully paid.

Capital Lease Obligations

The Company leases computer equipment and furniture under various capital leases. The agreements require monthly payments of $7,132, including interest of approximately 6%. Future minimum lease payments are as follows:

Year Ending September 30,
2016	$84,668
2017	45,912
2018	26,910
2019	26,910
2020	2,093
Total minimum lease payments	186,493

Less - Amount representing interest	11,157
Present value of minimum lease payments	175,336

Less - Current maturities	84,668
Included in – Other current liabilities	$90,668

Other than capital lease obligations, other current liabilities, primarily comprised of deferred rent.

9. Common Stock and Preferred Stock

On March 31, 2014, the Company entered into a Securities Purchase Agreement (the "SPA") with Aracle SPF I, LLC ("Aracle") pursuant to which Aracle and another subscribed investors had the right to acquire up to 12 units (the "Units"), for $50,000 per Unit, with each Unit consisting of 25,000 shares of common stock (the "Shares") of the Company and 12,500 common stock purchase warrants (the "Warrants"). The Warrants were exercisable 6 months after issuance, had a term of 4 years, and had an exercise price of $2.50 per warrant share. The SPA contained standard representations, warranties, and covenants. In addition, the SPA contained a price adjustment mechanism that requires the Company, with certain exceptions, to issue additional shares of common stock to the investor in the event the Company, within 12 months of the initial closing under the SPA, issue certain equity securities at a price per share less than $2.00, provided, however, as long as the Company was listed on the NYSE MKT the total number of shares issuable under the foregoing adjustment provision may not exceed 19.9% of the Company's outstanding shares of common stock on March 30, 2014. Further, in the event the Company was delisted from the NYSE MKT while Aracle owns at least 51% of the Shares issued to it under the SPA, the Company would be required to issue an additional 300,000 shares to Aracle, and the 12 month price adjustment period shall be extended to 36 months.

Concurrently with entering into the SPA, the Company and Aracle conducted an initial closing thereunder, in which Aracle purchased 9.5 Units for $475,000. The Company incurred certain expenses related to the SPA of approximately $88,000, which were paid from the proceeds.

On April 16, 2014, the Company, Aracle and a second institutional investor (both companies referred to as "Investors"), entered into certain Securities Purchase Agreements ("SPA") pursuant to which the Investors purchased 2.5 Units for $125,000. The Company incurred certain expenses related to the SPA of approximately $7,000, which were paid from the proceeds of this closing. The Company incurred additional expense of approximately $45,000, paid subsequent to the two closings.

Warrants to purchase up to 150,000 shares of common stock at $2.50 per share were issued related to this Securities Purchase Agreement. The Company issued 122,415 shares of common stock related to the cashless exercise of the warrants during 2015. There are no warrants remaining related to the SPA signed with Aracle.

On January 8, 2015, the Company completed a Securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. Each share of Preferred Stock is initially convertible, at the election of the holder, into 5 shares of the Company's Common Stock.

In addition dividends were payable in kind at the Company's option at a rate of eight percent (8%) annually. Payments of annual dividends have not been declared by the Company's Board of Directors on the outstanding Series A shares because of losses sustained by the Company. See note 12 for additional preferred shares issued related to the Scribe acquisition. As of September 30, 2015, there were no preferred dividends in arrears as all Series A preferred shares and the accrued dividends have been converted into common stock.

During the year ended September 30, 2015, the Company issued 61,500 shares of common stock to employees or former directors of the Company who exercised their stock options. Approximately $194,000 was received related to the exercise of these options.

During the year ended September 30, 2015, a total of 5,055,673 shares of common stock were issued, however no cash was received for these issuances.

122,412 shares of common stock were issued related to several cashless warrant conversions.

120,192 shares of common stock were issued related to the acquisition of Agile.

34,402 shares of common stock were issued to the Board of Directors that were board members prior to January 1, 2015 for services provided prior to January 1, 2015. A portion of these were issued by the Company to settle approximately $69,000 of accrued board fees from December 31, 2014. These shares were valued at $258,000.

26,859 shares of common stock were issued to employees of the Company who exercised their stock options on a cashless basis.

Brio converted $632,500 of its outstanding loan into 316,250 shares of the Company's common stock. Based on the closing stock prices of $8.50, $1.30 and $7.80 per common share, the shares were valued at approximately $2,866,750.

840,000 shares of Series A preferred stock and the accumulated interest converted into 4,315,318 shares of common stock. As of September 30, 2015, there were no outstanding shares of preferred stock.

On July 22, 2015, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Roth Capital Partners, LLC (the "Representative"), as the representative of the several underwriters identified therein (collectively, the "Underwriters"), pursuant to which the Company agreed to offer and sell up to 1,120,000 shares of the Company's common stock, no par value (the "Common Stock"), at a price of $7.00 per share. Under the terms of the Underwriting Agreement, the Company has granted the Representative an option, exercisable for 30 days, to purchase up to an additional 168,000 shares of Common Stock to cover over-allotments, if any.

The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $7.8 million and issued 1,246,000 common shares, this includes the Underwriters exercise of the over-allotment option.

The offering was made pursuant to the Company's effective registration statements on Form S-3 (File No. 333- 204080), as amended and supplemented filed with the Securities and Exchange Commission (the "SEC").

The Company also issued warrants (the "Underwriter's Warrant") to the Underwriters to purchase up to a total of 124,600 shares of Common Stock, at a price of $8.40 per common share and are exercisable for five years. The Underwriter's Warrant has a seven-year piggyback registration right with respect to shares of common stock underlying the Underwriter's Warrant from the date of the Underwriting Agreement.

Stock Options

The Company has recognized compensation expense in the amount of approximately $340,000 (excluding $189,000 of stock compensation for board shares issued) and $120,000 during the years ended September 30, 2015 and 2014, respectively.

Warrants

(Number of Warrants in Thousands)	Number of Shares	Exercise Price	Expiration

Outstanding at September 30, 2013	-
Warrants granted
Aracle warrants	150	$2.50	3/31/2018
Brio warrants	237	$2.50	2/07/2020

Outstanding at September 30, 2014	387	$2.50

Warrants exercised
Aracle warrants	(150)	$2.50
Warrants granted
Scribe warrants	635	$2.00	4/1/2025
Roth warrants	81	$8.40	7/22/2020
Maxim warrants	44	$8.40	7/22/2020
Outstanding at September 30, 2015	997	$4.54

The weighted average exercise price of outstanding warrants was $4.54 at September 30, 2015, with expiration dates ranging from February 7, 2020 to April 1, 2025.

10. Stock Option Plans

As of September 30, 2015, there were stock options outstanding under the Company's 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan. All four plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting and as of September 30, 2013 there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan. As of September 30, 2015, there were no shares available for issuance under the 2011 Company Incentive Plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2015 and September 30, 2014 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

On July 23, 2013, the Board of Directors approved the Company's 2013 Incentive Stock Plan (the "2013 Plan"), and resolved to cease issuing securities under all prior Company equity compensation plans. The 2013 Plan was approved by the Company's shareholders at the Annual Meeting of Stockholders on September 9, 2013. The purpose of the 2013 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2013 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2013 Plan (the "Committee"). The Committee has full authority to administer and interpret the provisions of the 2013 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2013 Plan. The maximum number of shares that may be granted under the 2013 Plan is 1,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

A summary of stock option activity is as follows:

	Year Ended September 30,
(Number of Options in Thousands)	2015	2014

Number of options outstanding:
Beginning of year	342	147
Granted	191	259
Exercised	(90)	-
Terminated	(29)	(64)

End of year	414	342

Number of options exercisable at end of year	121	147
Number of options available for grant at end of year	530	741

Weighted average option prices per share:
Granted during the year	$7.00	$2.80
Exercised during the year	2.85	-
Terminated during the year	2.00	4.20
Outstanding at end of year	5.05	3.20
Exercisable at end of year	3.72	3.80

Stock options outstanding as of September 30, 2015 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $5.00	221	$3.25	118	$3.47	7.5
5.01 to 10.00	191	7.00	-	7.00	9.8
$10.01 to 23.90	2	$23.90	2	$23.90	1.5

As of September 30, 2015, the aggregate intrinsic value of outstanding stock options and exercisable stock options was approximately $913,000 and $445,000, respectively.

The average fair value of stock options granted was estimated to be $6.40 per share in fiscal 2015 and $2.10 per share in fiscal 2014. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2015	2014

Expected option life (years)	10	9
Expected stock price volatility	104%	95%
Expected dividend yield	-%	-%
Risk-free interest rate	2.20%	2.75%

Stock-based compensation expense attributable to stock options was $340,000 and $120,000 in 2015 and 2014, respectively. As of September 30, 2015, there was approximately $1,333,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 2.5 years.

11. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended September 30,
(In Thousands)	2015	2014

Current tax provision	$-	$24
Deferred tax provision	-	-

Provision for income taxes	$-	$24

The differences between income taxes calculated at the statutory U.S. federal income tax rate and the Company's provision for income taxes are as follows:

	Year Ended September 30,
(In Thousands)	2015	2014

Income tax provision at statutory federal tax rate	$-	$32
Valuation allowance	(-)	(8)

Provision for income taxes	$-	$24

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
(In Thousands)	2015	2014

Current tax provision	$-	$-
Deferred tax provision (credit) related to:
Temporary differences
Stock option expense	234	461
Deferred compensation expense	-	24
Vacation expense	(25)	64
Intangible assets	126	107
Non-deductible goodwill and identifiable intangible assets	(633)
Allowance for doubtful accounts	101	208
Other	-	5
Loss carryforwards	5,849	4,956
Valuation allowances	(5,652)	(5,825)

Provision for income taxes	$-	$-

As of September 30, 2015, there were approximately $14,327,000 of losses available to reduce federal taxable income in future years through 2034, and there were approximately $12,977,000 of losses available to reduce state taxable income in future years, expiring from 2015 through 2034.  Due to common stock transactions in the prior years, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.  The Company is currently evaluating the effects of any such limitation.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period.  As of September 30, 2015 and 2014, the Company performed an evaluation to determine whether a valuation allowance was needed.  The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years.  The Company also considered whether there was any currently available information about future years.  Because long-term contracts are not a significant part of the Company's business, future results cannot be reliably predicted by considering past trends or by extrapolating past results.  Moreover, the Company's earnings are strongly influenced by national economic conditions and have been volatile in the past.  Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income.  The Company determined that it is more likely than not that all of the deferred tax assets will not be realized.  Accordingly, the Company maintained a full valuation allowance as of September 30, 2015 and 2014.

As a result of continuing losses, we have determined that it is more likely than not that we will not realize the benefits of the deferred tax assets and therefore we have recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero.  The valuation allowance decreased by $173,000 and increased $1,065,000 in 2015 and 2014, respectively.

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state tax authorities. We are not currently under examination in any federal or state jurisdiction.

12. Acquisitions

Scribe

On December 11, 2014, the Company entered into a Stock Exchange Agreement (the "SCRIBE Agreement") with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the "Scribe Shareholders"). Scribe Solutions, Inc. ("Scribe") provides data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. The transaction was unanimously approved by written consent of the board of directors of the Company (the "Board") and the holders of a majority of the Company's outstanding stock. The Scribe transaction closed on April 1, 2015. Pursuant to the terms of the SCRIBE Agreement the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., ("Scribe") from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock (the "Preferred Stock") of the Company. In addition, the Company exchanged warrants to purchase up to 635,000 shares of the Company's common stock, for $2.00 per share, with a term of 10 years (the "Warrants"), for Scribe warrants held by three individuals. The issuances of Preferred Stock and Warrants by the Company was effected in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, (the "Securities Act"), and Rule 506 of Regulation D promulgated thereunder.

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $7.7 million, which was the estimated fair value of the Company at the date of acquisition. The estimate was based on the consideration paid of 640,000 preferred shares and the 635,000 warrants granted. The 640,000 preferred shares are valued at approximately $6,400,000, and the 635,000 warrants are valued at approximately $1,330,000. The Black-Scholes option pricing model was used to value the warrants based upon an expected stock price volatility of 253.7%, a 10 year expected life of the warrant and a risk free interest rate of approximately 1.6%.

The assets and liabilities of Scribe were recorded at their respective fair values as of the closing date of the Scribe Agreement, and the following table summarizes these values based on the balance sheet at April 1, 2015, the closing date.

The intangibles were recorded, based on the Company's estimate of fair value, which consist primarily of customer lists and trade name with an estimated life of ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets were adjusted accordingly.

(in Thousands)

$676	Assets Purchased
452	Liabilities Assumed
224	Net Assets Purchased
7,730	Purchase Price
$7,506	Intangible Asset from Purchase

The primary intangible assets acquired have been identified as the customer list, trade name and goodwill and have been allocated as follows:

$1,470	Customer list
746	Trade name
5,290	Goodwill
$7,506

Goodwill and intangibles related to the acquisition of Scribe will not be deductible for tax purposes.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and Scribe, after giving effect to the Company's acquisition of Scribe.

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisition occurred on October 1, 2013, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the years ended September 30, 2015 and 2014 as if the acquisition occurred on October 1, 2013. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of April 1, 2015 of expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment as of April 1, 2015 of definite lived intangible assets of approximately $230,000 per year.

(in Thousands, except per share data)

Pro Forma, unaudited	Year Ended September 30, 2015	Year Ended September 30, 2014
Net sales	$43,059	$45,072
Cost of sales	28,400	31,013
Operating expenses	15,132	16,163
Net loss	$(1,262)	$(5,133)
Basic and dilutive income per common share	$(0.00)	$(0.00)

The Company's consolidated financial statements for the year ended September 30, 2015 include the actual results of the Scribe acquisition since the date of April 1, 2015. The net revenues included in the year ended September 30, 2015 were approximately $2,087,000 and net income of approximately $362,000.

Agile

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

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $3,507,000, which was the estimated fair value of the consideration paid by the Company, after it was determined post closing that the net working capital was only approximately $92,000. The estimate was based on the consideration paid of 120,192 shares of common stock valued based on the closing price on July 31, 2015 of $7.20 per share and estimated cash of approximately $2,642,000 paid based on terms of the agreement, after agreement on the closing net working capital.

The assets and liabilities of Agile will be recorded at their respective fair values as of the closing date of the Agile Agreement, and the following table summarizes these values based on the estimated balance sheet at August 1, 2015, the closing date as of October 12, 2015.

The intangibles will be recorded, based on the Company's estimate of fair value, consist primarily of customer lists with an estimated life of five to ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets will be adjusted accordingly.

(in Thousands)

$1,571	Assets Purchased
1,479	Liabilities Assumed
92	Net Assets Purchased
3,507	Purchase Price
$3,415	Intangible Asset from Purchase

Intangible asset detail

$1,071	Intangible asset customer list
295	Intangible asset trade name
225	Intangible asset non-compete agreement
1,824	Goodwill
$3,415	Intangible Asset from Purchase

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of Agile will be fully deductible for tax purposes.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and Agile, after giving effect to the Company's acquisition of Agile.

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisition occurred on October 1, 2013, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the years ended September 30, 2015 and 2014 as if the acquisition occurred on October 1, 2013. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of August 1, 2015 of expected definite lived intangible assets of approximately $182,000 per year.

(in Thousands, except per share data)

Pro Forma, unaudited	Year Ended September 30, 2015	Year Ended September 30, 2014
Net sales	$49,548	$47,138
Cost of sales	33,908	30,825
Operating expenses	17,109	16,667
Net loss	$(4,519)	$(1,091)
Basic and dilutive income per common share	$(0.00)	$(0.00)

The Company's consolidated financial statements for the year ended September 30, 2015 include the actual results of the Agile acquisition since the date of August 1, 2015. The net revenues included in the year ended September 30, 2015 were approximately $1,550,000 and net income of approximately $159,000.

13. Contingencies and Commitments

On April 22, 2013, the Company finalized an Amendment to the Asset Purchase Agreement by and among DMCC Staffing, LLC, an Ohio limited liability company, RFFG of Cleveland, LLC an Ohio limited liability company (each a "Seller" and together, "Sellers"), the Company, and Triad Personnel Services, Inc., an Illinois corporation and wholly owned subsidiary of the Company.

The Company agreed to pay Sellers additional cash consideration of between $550,000 and $650,000 depending on the length of payments and 110,000 shares of common stock, in full satisfaction of all amounts owed to Seller, related to the Asset Purchase Agreement. The Company issued 110,000 shares of common stock on July 2, 2013, which was valued at approximately $330,000. As of September 30, 2015 the debt related to this asset purchase agreement has been fully paid.

14. Leases

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

Rent expense was $761,000 in fiscal 2015 and $897,000 in fiscal 2014. As of September 30, 2015, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, equipment and facilities, totaled approximately $1,326,000, as follows: fiscal 2016 - $479,000, fiscal 2017 - $324,000, fiscal 2018 - $255,000, fiscal 2019 – $197,000, and thereafter - $71,000.

15. Segment Data

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

	Fiscal Year Ended
	September 30,
(In Thousands)	2015	2014

Direct Hire Placement Services
Revenue	$6,665	$7,088
Placement services gross margin	100%	100%
Operating loss	(795)	(499)
Depreciation & amortization	154	230
Accounts receivable – net	630	805
Intangible assets	109	228
Goodwill	24	24
Total assets	4,267	2,285

Contract Staffing Services
Industrial services revenue	$26,499	$25,031
Professional services revenue	10,223	7,692
Industrial services gross margin	12.3%	15.60%
Professional services gross margin	31.5%	31.10%
Operating income	$1,352	$1,159
Depreciation and amortization	579	268
Accounts receivable – industrial services	2,897	3,318
Accounts receivable – professional services	2,629	784
Intangible assets	4,787	1,332
Goodwill	8,196	1,082
Total assets	$22,607	$7,559
Unallocated Expenses
Corporate administrative expenses	$615	$391
Corporate facility expenses	80	160
Board related expenses	238	93
Interest expense	544	507
Stock option amortization expense	340	120
Acquisition, integration and restructuring expenses	373	30
Total unallocated expenses	$2,190	$1,301

Consolidated
Total revenue	$43,387	$39,811
Operating loss	(1,633)	(641)
Depreciation and amortization	733	498
Total accounts receivables – net	6,156	4,907
Intangible assets	4,896	1,560
Goodwill	8,220	1,106
Assets from continuing operations	26,874	9,844
Total assets	$26,874	$9,844

16. Related Party Transactions

To ensure the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term loans. In most cases, the loans are for less than 30 days and no interest is expensed or paid to the officers. There were no amounts owed to officers of the Company, other than reimbursable expenses, at September 30, 2015 or 2014.

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

17. Subsequent Events

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement"). The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note ($502,200), was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of 91,309 shares of the Company's common stock (the "Interest Shares"). The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. A copy of the Subordinated Note is attached hereto as Exhibit 4.2. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note. The Company paid fees of approximately $25,000 and 3,636 shares of common stock to the investor. In addition, the Company had approximately $33,000 of legal fees related to the transaction.

On October 4, 2015, General Employment Enterprises, Inc. (the "Company") entered into a Stock Purchase Agreement (the "Access Data Agreement") with William Daniel Dampier and Carol Lee Dampier (collectively, the "Sellers"). Pursuant to the terms of the Access Data Agreement the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation ("Access Data"), for a purchase price (the "Purchase Price") equal to $13,000,000 plus or minus the NWC Adjustment Amount (as defined below) plus up to $2 million of an "earnout".

The consideration shall be paid as follows:

•	Cash Payment to Sellers. At the closing, the Company paid to Sellers $7,000,000 in cash (the "Closing Cash Payment").

•

Working Capital Reserve Fund. In addition to the Closing Cash Payment to Sellers, the Company shall pay to Sellers an additional $1,000,000 (the "Working Capital Holdback"), plus or minus the NWC Adjustment Amount, in cash within twenty (20) days after the completion of an audit of Access Data's financial information from its most recent fiscal year end to the closing date, but in any event not later than ninety (90) days after the closing date.

•

Purchase Price Adjustment – Working Capital. The Purchase Price will be adjusted (positively or negatively) based upon the difference in the book value of the "Closing Working Capital" as compared to the "Benchmark Working Capital" of $2 million (such difference to be called the "NWC Adjustment Amount").If the NWC Adjustment Amount is positive the Purchase Price will be increased by the NWC Adjustment Amount. If the NWC Adjustment Amount is negative, the Purchase Price will be decreased by the NWC Adjustment Amount. If the Purchase Price increases then the Company will pay to the Sellers the sum of the increase plus the Working Capital Holdback within twenty (20) days of a final determination. If the Purchase Price decreases then Sellers will pay the amount of the decrease to the Company within twenty (20) days of a final determination, which first shall be funded from the Working Capital Holdback held by the Company (which shall be credited to the Sellers). If the amount of the Purchase Price decrease exceeds the Working Capital Holdback then the Sellers will pay the difference to the Company within twenty (20) days of a final determination. If the Working Capital Holdback exceeds the payment due from the Sellers then the remaining balance of those funds after the payment to the Company shall be paid to the Sellers.

•

Sellers' Promissory Notes At the closing, the Company delivered to the Sellers a Subordinated Nonnegotiable Promissory Note (the "Sellers' Promissory Note") executed by the Company in the aggregate principal amount of $3 million. The Sellers' Promissory Note is secured by the certain collateral of the Company pursuant to a Security Agreement dated as of October 4, 2015 by and among the Company and the Sellers (the "Security Agreement").

•

Earnout Payment. Up to an additional $2,000,000 (the "Earnout") may be paid by the Company to the Sellers with respect to the fiscal year ended September 30, 2016, subject to the satisfaction of certain earnout provisions contained in the Access Data Agreement. Any earnout payment to be paid by the Company shall be paid 50% in the form of cash and 50% in the form of shares of Company common stock.

•

Payment of Shares of Company Common Stock. Two Million Dollars ($2,000,000) of the Purchase Price will be paid in issued shares of common stock of the Company. The number of shares of common stock payable to the Sellers will be 327,869 shares at $6.10 per share (the "Issue Price"); provided however, that if, during such twenty (20) day trading period, the Company pays a dividend in, splits, combines into a smaller number of shares, or issues by reclassification any additional shares of its common stock (a "Stock Event"), then the closing prices used in the above calculation shall be appropriately adjusted to provide the Sellers the same economic effect as contemplated by this Agreement prior to such action. If the closing price of the shares of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date.

The transaction has been unanimously approved by the board of directors of the Company and by the Sellers.

On October 4, 2015 the Company issued to the Sellers the Sellers' Promissory Note. Interest on the outstanding principal balance of the Sellers' Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Sellers' Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57,303 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $27,963 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,405 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Sellers' Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" and "internal control over financial reporting" as of the end of the period covered by this Annual Report.

The evaluation of the Company's disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by our internal auditors and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company as of December 29, 2015 are as follows:

Name	Age	Position
Derek Dewan	60	Chief Executive Officer, Chairman of the Board
Alex Stuckey	49	President and Chief Operating Officer
Andrew J. Norstrud	42	Chief Financial Officer, Treasurer and Director
George A. Bajalia *	57	Director
William M. Isaac*	71	Director
Dr. Arthur B. Laffer*	75	Director
Peter J. Tanous*	77	Director
Thomas C. Williams*	56	Director

* Indicates member of Audit, Compensation and Nominating Committees.

Derek Dewan – Chief Executive Officer, Chairman of the Board

Mr. Dewan, former Chairman and Chief Executive Officer (CEO) of Scribe Solutions, Inc. was elected Chairman of the Board of Directors and CEO of General Employment effective April 1, 2015. Mr. Dewan was previously Chairman and CEO of MPS Group, Inc. In January 1994, Mr. Dewan joined AccuStaff Incorporated, MPS Group's predecessor, as President and Chief Executive Officer, and took that company public in August 1994. Under Mr. Dewan's leadership the company became a Fortune 1000 world-class, global multi-billion dollar staffing services provider through significant organic growth and strategic acquisitions. MPS Group grew to include a vast network of offices in the United States, Canada, the United Kingdom, Continental Europe, Asia and Australia. MPS Group experienced many years of continued success during Mr. Dewan's tenure and he led successful secondary stock offerings of $110 million and $370 million. The company was on the Wall Street Journal's "top performing stock list" for three consecutive years and included in the Standard and Poor's (S&P) Mid-Cap 400. In 2009, Mr. Dewan was instrumental in the sale of MPS Group to the largest staffing company in the world, Adecco Group, for $1.3 billion.

Alex Stuckey, President and Chief Operating Officer

Mr. Stuckey joined the Company in April 2015 as its Chief Operating Officer and President. Mr. Stuckey was the President and Chief Operating Officer of Scribe Solutions, Inc. Prior to joining Scribe, Mr. Stuckey was the founder and Chief Executive Officer of Fire Fighters Equipment Co. Mr. Stuckey led that company from a start up to a multi-million dollar enterprise with substantial net profits through both organic and acquisition growth. At Fire Fighters, Mr. Stuckey developed unique marketing strategies, which were revolutionary to the industry. His efforts led to a successful stock sale of Fire Fighters to Cintas. Stuckey also has extensive experience in banking and finance, which he obtained after a successful career at Barnett Bank as a special assets officer. Mr. Stuckey graduated from Florida State University with a bachelor's in Entrepreneurship and Business Enterprises.

Andrew J. Norstrud – Chief Financial Officer, Treasurer and Director

Mr. Norstrud joined General Employment Enterprises in March 2013 as CFO and was appointed CEO on March 7, 2014 until April 1, 2015. Prior to joining the Company, Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc., and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. He is a Florida licensed Certified Public Accountant.

George A. Bajalia – Director

Mr. Bajalia joined the Company as a Director in January 2015. Mr. Bajalia has over 30 years of business experience, with financial, operational and management expertise in many industries including the staffing industry. Since 2001, Bajalia has provided consulting, advisory and interim management services to executive management, boards, business owners and private equity firms. He has assisted them with implementing their growth and working capital strategies, turnarounds, recapitalizations and strategic objectives.

Mr. Bajalia started his career as a certified public accountant (CPA) at KPMG Peat Marwick in 1980. From 1984 to 1991, Bajalia worked in all areas of finance and as a portfolio company manager for an investment holding company based in Florida. In 1991 he became the chief financial officer (CFO) of one of the public company portfolio investments, Wickes Inc. The company was a leading multi-state distributor of building materials and manufacturer of building components in the US with approximately $1 billion in revenue. During his tenure with Wickes, Mr. Bajalia led the development and implementation of a turnaround and strategic business plan and a $300 million recapitalization including a public stock and bond offering.

From 1998 to 2001 Mr. Bajalia served as chief executive officer (CEO) and chief operating officer (COO) of the professional services division of MPS Group, Inc. (MPS), a publicly traded staffing company. This division had offices throughout the United States and the United Kingdom, and over $650 million in revenue and $80 million in pretax profits. Mr. Bajalia's achievements with MPS included the integration of five specialty business units, which led to increased organic revenue growth of $200 million and pretax profits of $40 million within two years. He also served as a director of MPS.

Mr. Bajalia's leadership and communication skills have earned him the reputation as a results-oriented manager. He received his B.S. in Accounting from Florida State University, is a licensed CPA and real estate broker, and is a member of several professional associations.

William M. Isaac – Director

Mr. Isaac joined the Company as a Director in June 2015. A former Chairman of the Federal Deposit Insurance Corporation ("FDIC"), he has significant experience as a director on boards of directors of several public and private companies, including publicly traded (NYSE) staffing giant MPS Group, Inc., which was sold to the largest staffing firm in the world, Adecco Group for $1.3 billion in 2009. Mr. Isaac is presently a senior managing director of FTI Consulting, Inc. ("FTI") and serves as Global Head of FTI's Financial Institutions practice.

Mr. Isaac has extensive experience in business, finance and governance. In 1986, he founded The Secura Group, a leading financial institutions consulting firm and operated the business until it was acquired by FTI in 2011. Prior to forming Secura, Mr. Isaac headed the FDIC during the banking crisis of the 1980s, serving under Presidents Carter and Reagan from 1978 through 1985. Mr. Isaac currently serves as a member of the board of TSYS, a leading worldwide payments system processing company, and is the former Chairman of Fifth Third Bancorp, one of the nation's leading banking companies. Also, Isaac is a former member of the boards of Trans Union Corporation; The Associates prior to its sale to Citigroup and Amex Centurion Bank. He is involved extensively in thought leadership relating to the financial services industry. Mr. Isaac is the author of Senseless Panic: How Washington Failed America with a foreword by legendary former Federal Reserve Chairman Paul Volcker. Senseless Panic provides an inside account of the banking and S&L crises of the 1980s and compares that period to the financial crisis of 2008-2009. Mr. Isaac's articles are published in the Wall StreetJournal, Washington Post, New York Times, American Banker, Forbes, Financial Times, Washington Times, and other leading publications. He also appears regularly on television and radio, testifies before Congress, and is a frequent speaker before audiences throughout the world.

Mr. Isaac served as chairman of the FDIC during one of the most tumultuous periods in US banking history. Some 3,000 banks and thrifts failed during the 1980s, including Continental Illinois and nine of the ten largest banks in Texas. The President appointed Mr. Isaac to the board of the FDIC at the age of 34, making him the youngest FDIC board member and chairman in history. Mr. Isaac also served as chairman of the Federal Financial Institutions Examination Council (1983-85), as a member of the Depository Institutions Deregulation Committee (1981–85), and as a member of the Vice President's Task Group on Regulation of Financial Services (1984).

Mr. Isaac began his career as an attorney with Foley & Lardner and was a senior partner with Arnold & Porter. He holds a JD, summa cum laude, College of Law, The Ohio State University ("OSU") and a B.S in economics and LLD ("honorary") from Miami University, Oxford, Ohio. Isaac is involved with several charitable and not for profit organizations including current and past service on the OSU Foundation Board, member of the OSU "Presidents Club", former Trustee of the Miami University Foundation Board and a member the University's "Business Advisory Council", Goodwill Industries and the Community Foundation of Sarasota, Fl. Bill received a "Distinguished Achievement Medal" in 1995 from Miami University and a "Distinguished Alumnus Award" in 2013 from OSU.

Dr. Arthur B. Laffer – Director

Dr. Laffer joined the Company as a director in January 2015. Dr. Arthur Laffer is the founder and chairman of Laffer Associates, an economic research and consulting firm. A former member of President Reagan's Economic Policy Advisory Board during the 1980s, Dr. Laffer's economic acumen and influence have earned him the distinction in many publications as "The Father of Supply-Side Economics". He has served on several boards of directors of public and private companies, including staffing giant MPS Group, Inc., which was sold to Adecco Group for $1.3 billion in 2009. Dr. Laffer was previously a consultant to Secretary of the Treasury William Simon, Secretary of Defense Donald Rumsfeld, and Secretary of the Treasury George Shultz. In the early 1970s, Dr. Laffer was the first to hold the title of Chief Economist at the Office of Management and Budget (OMB) under Mr. Shultz.

Additionally, Dr. Laffer was formerly the Distinguished University Professor at Pepperdine University and a member of the Pepperdine Board of Directors. He also served as Charles B. Thornton Professor of Business Economics at the University of Southern California and as Associate Professor of Business Economics at the University of Chicago.

Laffer is credited with advancing the concept of supply-side economics when he drew a curve on the back of a napkin at a dinner meeting, showing that government tax receipts can sometimes increase when federal income tax rates are lowered. The Laffer Curve and supply–side economics served as the foundation for Reaganomics in the 1980s when Dr. Laffer served on the President's Economic Policy Advisory Board from 1981 to 1989. Dr. Laffer has been recognized for his achievements in economics, having been featured in Time Magazine's 1999 cover story, "The Century's Greatest Minds", for inventing the Laffer Curve, which Time deemed "one of a few of the advances that powered this extraordinary century". Bloomberg BusinessWeek recently featured the Laffer Curve as part of "The 85 Most Disruptive Ideas in Our History". A video is available on their website which features a re-creation of the famous drawing of the Laffer Curve with Donald Rumsfeld and Dick Cheney.

Dr. Laffer has received multiple awards for his economic work, including two Graham and Dodd Awards from the Financial Analyst Federation; the Distinguished Service Award by the National Association of Investment Clubs; the Adam Smith Award for his insights and contributions to the Wealth of Nations; and the Daniel Webster Award for public speaking by the International Platform Association. Dr. Laffer received a B.A. in economics from Yale University and an MBA and Ph.D. in economics from Stanford University.

Peter J. Tanous – Director

Mr. Tanous joined the Company as a director in May 2015. He has served on several boards of directors of public and private companies, including staffing giant and publicly traded (NYSE) MPS Group, Inc. ("MPS"), which was sold to the largest staffing company in the world, Adecco Group for $1.3 billion in 2009. Mr. Tanous is Chairman of Lynx Investment Advisory of Washington D.C., an SEC registered investment advisory firm. In prior years, Mr. Tanous was International Regional Director with Smith Barney and a member of the executive committee of Smith Barney International, Inc. He served for ten years as executive vice president and a director of Bank Audi (USA) in New York, and was earlier chairman of Petra Capital Corporation in New York. A graduate of Georgetown University, he serves on the university's investment committee and as a member of the Georgetown University Library Board.

Mr. Tanous' book, Investment Gurus, published by Prentice Hall in 1997, received wide critical acclaim in financial circles and was chosen as a main selection of The Money Book Club. His subsequent book, The Wealth Equation, was also chosen as a Money Book Club main selection. Investment Visionaries, was published in August 2003 by Penguin Putnam and Kiplinger's Build a Winning Portfolio, was published by Kaplan Press in January 2008. Tanous co-authored (with Dr. Arthur Laffer, the "Father of Supply Side Economics" and Stephen Moore, former Wall Street Journal writer and editorial board member) "The End of Prosperity," published by Simon & Schuster in October 2008. His most recent book, Debt, Deficits and the Demise of the American Economy, co-authored with Jeff Cox, finance editor at CNBC, was published by Wiley in May 2011. In addition to Georgetown University, Tanous serves on several investment committees including: St. Jude Children's Research Hospital and Lebanese American University.

Mr. Tanous' experience as a director on corporate boards is extensive. At MPS Group ("MPS"), he served as chairman of the audit committee and on several other committees over many years. He gained significant staffing industry knowledge and experience as MPS was one of the largest companies in the U.S. in the field of professional staffing with specialization in accounting, engineering, health care and legal services including a significant concentration on information technology delivered through its "Modis" brand. Also, Mr. Tanous served on the board of Cedars Bank, Los Angeles, a California state commercial bank with branches in Orange County and San Francisco, and as a director at Worldcare Ltd., Cambridge, Mass, a company in the field of health care services and telemedicine diagnostics.

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

All executive officers are elected annually by the Board of Directors at the first meeting of the Board of Directors held following each Annual Meeting of Shareholders, and they hold office until their successors are elected and qualified. There are no family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership (typically, Forms 3, 4 and/or 5) of such equity securities with the SEC. Such entities are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) reports.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended September 30, 2015 and 2014, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board has no policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer. We currently combine the role of Chairman of the Board and Chief Executive Officer. The Board believes that Mr. Dewan's service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its shareholders. Mr. Dewan possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board's time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability and enhances the Company's ability to communicate its strategy clearly and consistently to the Company's shareholders, employees and customers.

Independent directors and management have different perspectives and roles in strategy development. The Company's independent directors bring experience, oversight and expertise from outside the company and industry, while the management brings company-specific experience and expertise. The Board of Directors believes that a board of directors combined with independent board members and management is in the best interest of shareholders because it promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance.

The Board of Directors does not have a lead independent director. The Board of Directors provides overall risk oversight for the Company as part of its normal, ongoing responsibilities. It receives reports from Mr. Dewan, Mr. Norstrud and other members of senior management on a periodic basis on areas of risk facing the Company. In addition, Board of Directors committees oversee specific elements of risk or potential risk.

Director Independence

The Board of Directors has determined that each director, other than Mr. Dewan and Mr. Norstrud, is an independent director under the listing standards of the NYSE MKT. In addition, the Board of Directors has determined that each current member of the Audit Committee meets the additional independence criteria required for audit committee membership under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

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

The members of the Board of Directors are expected to attend the Company's Annual Meeting of Shareholders. There are three standing committees of the Board of Directors, which are the Nominating Committee, the Audit Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met 1 time during 2015.

The Company does not have a policy regarding the consideration of diversity, however defined, in identifying nominees for director. Instead, in evaluating candidates to serve on the Company's Board of Directors, consideration is given to the level of experience, financial literacy and business acumen of the candidate. In addition, qualified candidates for director are those who, in the judgment of the Nominating Committee, have significant decision-making responsibility, with business, legal or academic experience. The Nominating Committee will consider recommendations for Board of Directors candidates that are received from various sources, including directors and officers of the Company, other business associates and shareholders, and all candidates will be considered on an equal basis, regardless of source.

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at 184 Shuman Blvd., Suite 420, Naperville, Illinois 60563. Submissions must be in accordance with the Company's By-Laws and include: (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee; (b) the name, address and number of shares beneficially owned by the shareholder; (c) the name, address and contact information of the candidate being recommended; (d) a description of the qualifications and business experience of the candidate; (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder; and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of three non-employee, independent directors: Thomas C. Williams (Chairman), Dr. Arthur B. Laffer, and Peter J Tanous. Dr. Laffer was appointed to serve as a member of the Nominating Committee on May 22, 2015 and Mr. Tanous was appointed on September 15, 2015.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is not available on the Company's website. A copy of the Nominating Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 21, 2011, Annual Meeting of Shareholders.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company's accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company's books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met 5 times during fiscal 2015.

The Audit Committee is presently composed of four non-employee, independent directors: George A. Bajalia (Chairman), Dr. Arthur B. Laffer, Peter J. Tanous and William M. Isaac. Mr. Bajalia was appointed by the Board of Directors as the Chairman of the Audit Committee in April of 2015. Dr. Laffer was appointed to the audit committee on May 22 and Mr. Tanous and Mr. Isaac were appointed on September 15, 2015. The Board of Directors has determined that Mr. Bajalia, Dr. Laffer, Mr. Tanous and Mr. Isaac are all considered an "audit committee financial expert" as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is not available on the Company's website. A copy of the Audit Committee Charter is attached as appendix A to the proxy filed with the SEC on January 27, 2012.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants, but has not done so. The Compensation Committee met 1 time during fiscal 2015.

In the past, the Compensation Committee has met each September to consider the compensation of the Company's executive officers, including the establishment of base salaries and performance targets for the succeeding year, and the consideration of stock option awards. Management provides the Compensation Committee with such information as may be requested by the Compensation Committee, which in the past has included historical compensation information of the executive officers, tally sheets, internal pay equity statistics, and market survey data. Under the guidelines of the NYSE MKT, the Chief Executive Officer may not be present during the Compensation Committee's deliberations regarding his compensation. If requested by the Committee, the Chief Executive Officer may provide recommendations regarding the compensation of the other officers.

The Compensation Committee also has the responsibility to make recommendations to the Board of Directors regarding the compensation of directors.

The Compensation Committee is presently composed of three non-employee, independent directors: Dr. Arthur B. Laffer (Chairman), George A. Bajalia and Thomas C. Williams. Dr. Laffer and was appointed by the Board of Directors to serve on the Compensation Committee in April 2015 and was appointed the Chairman on May 22, 2015. Mr. Bajalia was appointed by the Board of directors to serve on the compensation committee on May 22, 2015.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is not available on the Company's website. A copy the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 28, 2010, Annual Meeting of Shareholders.

Shareholder Communications

The Board of Directors has established a procedure by which shareholders of the Company can communicate with the Board of Directors. Shareholders interested in communicating with the Board of Directors as a group or with individual directors may do so, in writing. Correspondence to the directors should be sent by regular mail c/o the Secretary, General Employment Enterprises, Inc., 184 Shuman Blvd, Suite 420, Naperville, Illinois 60563. Any such correspondence will be reviewed by the Secretary, who will then forward it to the appropriate parties. Communications that are solicitations or deemed to be irrelevant to the Board of Directors' responsibilities may be discarded, at the discretion of the Secretary.

Corporate Code of Ethics

We have a Code of Ethics that applies to all directors and employees, including our senior management team. The Code of Ethics is designed to deter wrongdoing, to promote the honest and ethical conduct of all employees and to promote compliance with applicable governmental laws, rules and regulations. We intend to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provision thereof applicable to our principal executive officer, our principal financial officer and principal accounting officer by posting such information on our website pursuant to SEC rules.

Our Code of Ethics was attached as an exhibit to our Form 10-K filed with the SEC on March 29, 2013. In addition, you may obtain a printed copy of the Code of Ethics, without charge, by sending a request to: General Employment Enterprises, Inc., 184 Shuman Blvd., Suite 420, Naperville, Illinois 60563, Attn.: Secretary.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Information

The following table summarizes all compensation awarded to, earned by or paid to all individuals serving as the Company's principal executive officer, its two most highly compensated executive officers other than the principal executive officer, and up to two additional individuals who were serving as executive officers at the end of the last completed fiscal year, for each of the last two completed fiscal years. These individuals are referred to throughout this annual report on Form 10-K as the "named executive officers."

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)

Derek Dewan (1) Chief Executive Officer	2015	50,000								50,000

Alex Stuckey (2) Chief Operating Officer	2015	84,000								84,000

Andrew Norstrud	2015	250,000					192,000	(3)		442,000
Chief Financial Officer	2014	229,200	25,000	-	-	-	306,000	(3)		560,200
and Treasurer

Michael Schroering (3)
Former Chief Executive	2015	0					0	(3)		0
Officer and Chairman	2014	30,000		-	-	-	52,000	(4)	-	82,000

______________

(1)	Mr. Dewan was appointed as Chairman of the Board of Directors and the Chief Executive Officer of the Company on April 1, 2015.

(2)	Mr. Stuckey became the President and Chief Operating Officer on April 1, 2015.

(3)	Mr. Norstrud was granted options to purchase 120,000 shares of common stock during the fiscal year 2014 and was granted options to purchase 30,000 shares of common stock during fiscal year 2015.

(4)

Mr. Schroering was granted an option to purchase 30,000 shares of common stock during fiscal year 2014. Mr. Schroering served as the Company's Chief Executive Officer and Chairman from November 24, 2012. until November 3, 2013. Mr. Schroering resigned from the Board of Directors on April 1, 2015.

Employment and Change in Control Agreements

Andrew Norstrud: On August 13, 2013, the Company entered into an employment agreement with Andrew J. Norstrud (the "Norstrud Employment Agreement"). The Norstrud Employment Agreement provides for a three-year term ending on March 29, 2016, unless employment is earlier terminated in accordance with the provisions thereof. Mr. Norstrud received a starting base salary at the rate of $200,000 per year which was adjusted by the Compensation Committee to $250,000 per year. Mr. Norstrud received options to purchase 20,000 shares of the Company's common stock in connection with his execution of the Norstrud Employment Agreement, and is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Compensation Committee. Mr. Norstrud was granted an additional option to purchase 100,000 and 20,000 shares of the Company's common stock in connection with his employment with the Company. The Norstrud Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On July 24, 2015, the Company entered into an amendment to the Norstrud Employment Agreement to which Mr. Norstrud's term of employment was extended to March 29, 2017. Additionally, the term will automatically extend for successive one year periods unless written notice is given by either party no later than 90 days prior to the expiration of the initial term.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in "Note 9 - Stock Option Plans" in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers during fiscal 2015 and 2014 were at option prices that were equal to the market price on the date of grant, had vesting dates three years or less after the date of grant, and had expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2015:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Derek Dewan, Chief Executive Officer

Alex Stuckey, President and Chief Operating Officer

Andrew Norstrud, Chief Financial Officer and Treasurer	19,000 88,000	1,000 12,000 30,000	-	2.50 3.50 7.00	1/27/2024 3/04/2024 7/24/2025	-	-	-	-

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service.

DIRECTOR COMPENSATION

Compensation of Directors

Under the Company's standard compensation arrangements that were in effect during fiscal 2015, each non-employee director received a monthly retainer of $2,000. This was discontinued as of April 18, 2015 and the members of the Board of Directors have only received stock options for their services as board members. Employees of the Company did not receive any additional compensation for service on the Board of Directors.

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2015:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)

George A. Bajalia	2,000	256,000	258,000
William M. Isaac	0	208,000	208,000
Dr. Arthur B. Laffer	2,000	224,000	226,000
Peter J. Tanous	0	192,000	192,000
Thomas C. Williams (2)	62,000	48,000	110,000
Dennis Baker (2)	78,000	0	78,000
Jack Zwick (2)	70,000	0	70,000
Michael Schroering (2)	59,700	0	59,700

_________________

(1)

The aggregate number of outstanding option awards at the end of fiscal 2015 were as follows for each of the non-employee directors: George A. Bajalia – 40,000, William M. Isaac – 32,500, Dr. Arthur B. Laffer – 35,000, Peter J. Tanous – 30,000 and Thomas C. Williams – 40,000.

(2)

The members of the board were paid for past earned fees in shares of stock: Thomas Williams – 8,000 shares, Dennis Baker – 10,000 shares, Jack Zwick 8,750 shares and Michael Schroering 7,652. The shares were valued at $7.80 per share. Michael Schroering resigned from the Board of Directors in April 1, 2015. Each of Jack Zwick and Dennis W. Baker resigned from the Board of Directors in May 21, 2015.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in "Note 9 - Stock Option Plans" in the notes to consolidated financial statements in the Company's Annual Report for fiscal 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 29, 2015 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

Under applicable SEC rules, a person is deemed to be the "beneficial owner" of a voting security if such person has (or shares) either investment power or voting power over such security or has (or shares) the right to acquire such security within 60 days by any of a number of means, including upon the exercise of options or warrants or the conversion of convertible securities. A beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable or convertible within 60 days, have been exercised or converted.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all voting securities shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table below is care of General Employment Enterprises, Inc., 184 Shuman Blvd, Suite 420, Naperville, Illinois 60563.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Directors and Executive Officers
Derek Dewan	443,266	(2)	4.73%
Andrew J. Norstrud	112,000	(3)	1.21%
Dr. Arthur Laffer	28,571	(4)	*
Thomas Williams	33,300	(5)	*
Peter Tanous	1,500	(6)	*
William Isaac	30,000	(7)	*
George A. Bajalia	28,571	(8)	*
Alex Stuckey	2,106,300	(9)	22.50%
Current directors and executive officers as a group (8 individuals)	2,789,008		29.79%
5% or Greater Holders
Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010	655,042	(10)	7.00%

____________________

*	Represents less than 1%.

(1)	Based on 9,256,311 shares issued and outstanding as of December 29, 2015.

(2)

Represents 154,630 shares of common stock that Mr. Dewan independently. The remaining 288,636 shares can be acquired by Mr. Dewan upon the exercise of 288,636 common stock purchase warrants of the Company, at an exercise price of $2.00 per share. Mr. Dewan beneficially owns 443,266 shares and has sole voting and dispositive power over the shares.

(3)

Represents (i) 5,000 shares of Common Stock, and (ii) 150,000 shares of Common Stock issuable upon the exercise of stock options approximately 107,000 are currently exercisable and included in the ownership table.

(4)	Represents (i) 28,571 shares of Common Stock, and (ii) 35,000 shares issuable upon the exercise of stock options that are not exercisable within 60 days are excluded from the ownership table.

(5)	Represents (i) 8,000 shares of common stock, (ii) 40,000 shares issuable upon the exercise of stock options of which approximately 32,500 are currently exercisable and included in the ownership table.

(6)	Represents (i) 1,500 shares of Common Stock, and (ii) 30,000 shares issuable upon the exercise of stock options that are not exercisable within 60 days and excluded from the ownership table.

(7)	Represents (i) 30,000 shares of Common Stock and (ii) 32,500 shares issuable upon the exercise of stock options that are not exercisable within 60 days and excluded from the ownership table.

(8)

Represents (i) 28,571 shares of Common Stock owned through Landmark Financial Corp, and (ii) 40,000 shares issuable upon the exercise of stock options that are not exercisable within 60 days and are excluded from the ownership table. Mr. Bajalia beneficially owns 28,571 shares of Common Stock and has sole voting and dispositive power over these shares.

(9)

Represents 150,000 shares of common stock that Mr. Stuckey acquired independently. Mr. Stuckey owns 1,637,603 shares of common stock from the conversion of 320,000 shares of the Company's Series A Convertible Preferred Stock. The remaining 288,636 Shares can be acquired by Mr. Stuckey upon the exercise of 288,636 common stock purchase warrants of the Company, at an exercise price of $2.00 per share. Mr. Stuckey beneficially owns 2,076,234 shares of common stock and has sole voting and dispositive power over the shares.

(10)

Ms. Brittany M. Dewan is the trustee of the Derek E. Dewan Irrevocable Living Trust II Dated the 27th of July, 2010. Ms. Dewan has the sole voting power and sole dispositive power over the 655,042 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is responsible to make independence determinations annually with the assistance of the Nominating Committee. Such independence determinations are made by reference to the independence standard under the definition of "independent director" under the NYSE MKT Listed Company Manual. Our Board of Directors has affirmatively determined that George A. Bajalia, William Isaac, Dr. Arthur B. Laffer, Peter Tanous, and Thomas C. Williams satisfy the independence standards under the NYSE MKT Listed Company Manual.

In addition to the independence standards provided in the NYSE MKT Listed Company Manual, our Board of Directors has determined that each director who serves on our Audit Committee satisfies standards established by the SEC providing that, in order to qualify as "independent" for the purposes of membership on that committee, members of audit committees may not (1) accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation or (2) be an affiliated person of the Company or any of its subsidiaries. The Board of Directors has also determined that each member of the Compensation Committee satisfies the newly-adopted NYSE MKT standards for independence of Compensation Committee members, which became effective on July 1, 2013.

Related Party Transactions

Other than as disclosed below, except for the Norstrud Employment Agreement described in "Executive Compensation" above, there have been no transactions since October 1, 2013, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

In April 2015, the Company entered into a stock exchange agreement with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the "Scribe Shareholders"), pursuant to which the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., a provider of data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics ("Scribe"), from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock of the Company. In addition, the Company exchanged warrants to purchase up to 635,000 shares of the Company's common stock, for $2.00 per share, with a term of 5 years (the "Warrants"), for Scribe warrants held by two individuals. The issuances of the Series A Preferred Stock and Warrants by the Company was effected in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder.

To ensure the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term loans. In most cases, the loans are for less than 30 days and no interest is expensed or paid to the officers. There were no amounts owed to officers of the Company, other than reimbursable expenses, at September 30, 2015 or 2014.

On May 29, 2014, the Company entered into a settlement agreement related to an indemnification agreement with the former Chief Executive Officer of the Company under which the Company agreed to pay a total of $51,850 as settlement in full of certain disputes among the parties. As of September 30, 2014 this has been paid by the Company.

Under its charter, the Audit Committee of our Board of Directors is responsible to review and approve or ratify any transaction between the Company and a related person that is required to be disclosed under the rules and regulations of the SEC. Our management is responsible for bringing any such transaction to the attention of the Audit Committee. In approving or rejecting any such transaction, the Audit Committee considers the relevant facts and circumstances, including the material terms of the transaction, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director's independence.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company's Board of Directors has selected Friedman, LLP to serve as the Company's independent registered public accounting firm and to audit the Company's consolidated financial statements for the fiscal years ending September 30, 2015 and 2014. Friedman LLP has served as the Company's independent registered public accounting firm since November 29, 2012.

A representative of Friedman, LLP is expected to be present at the Annual Meeting to respond to appropriate questions and to make a statement if desired.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2015 and 2014:

	Fiscal	Fiscal

Audit fees	$160,000	$155,000
Audit-related fees	18,500	18,500
Tax fees	-	-
All other fees	-	-

"Audit fees" relate to services for the audit of the Company's consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements included in the Company's quarterly reports filed with the SEC.

"Audit-related fees" relate to services that are reasonably related to the audit of the Company's consolidated financial statements and are not included in "audit fees." These services include audits of the Company's 401(k) retirement plan and consultations on certain accounting matters.

The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, and to not engage them to perform the specific non-audit services proscribed by law or regulation. At the beginning of each fiscal year, the Audit Committee meets with the independent registered public accounting firm and approves the fees and services to be performed for the ensuing year. On a quarterly basis, the Audit Committee reviews the fees billed for all services provided for the year to date, and it pre-approves additional services if necessary. The Audit Committee's pre-approval policies allow management to engage the independent registered public accounting firm for consultations on tax or accounting matters up to an aggregate of $10,000 annually. All fees listed in the table above were approved in accordance with the Audit Committee's policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this report:

No.	Description of Exhibit

2.01

Securities Purchase and Tender Offer Agreement, dated March 30, 2009, by and among General Employment Enterprises, Inc. and PSQ, LLC. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

2.02	Acquisition of Assets of On-Site Services dated June 2. 2010. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 8, 2010, File No. 1-05707.

2.03

Financial Statements of On-Site Services dated August 16, 2010, Incorporated by reference to Exhibit 99.1, Exhibit 99.2 and Exhibit 99.3 to the Company's Current Report on Form 8-K dated August 16, 2010, File No. 1-05707.

3.01

Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No. 1-05707.

3.02	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3(i) to the Company's Form 8-K filed with the Commission on December 6, 2013.

3.03

By-Laws of General Employment Enterprises, Inc., as amended June 30, 2009. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707

3.04

Certificate of designation of series a convertible preferred stock of General Employment Enterprises, Inc. Incorporated by reference to Exhibit 3.04 to the Company's Annual Report on Form 10-K filed with the SEC on December 22, 2014.

4.01

Rights Agreement dated as of February 4, 2000, between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

4.02

Amendment No. 1 to Rights Agreement, dated as of March 30, 2009, by and between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 31, 2009, Commission File No. 1-05707.

4.03

Subordinated Nonnegotiable Promissory Note dated October 4, 2015 from General Employment Enterprises, Inc. to William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on October 7, 2015.

4.04

Promissory Note dated October 2, 2015from General Employment Enterprises, Inc. to JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Commission on October 7, 2015.

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

37

10.03*

Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K filed with the SEC on January 8, 2010.

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

10.09*

Form of director stock option agreement under the Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.10*

Form of stock option agreement under the General Employment Enterprises, Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.11*

Form of indemnity agreement with directors and officers, adopted November 19, 2007. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.12*

Escrow Agreement, dated as of March 30, 2009, by and among General Employment Enterprises, Inc., PSQ, LLC and Park Avenue Bank, as escrow agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.13*

Consulting Agreement, dated as of March 30, 2009, by and among Herbert F. Imhoff, Jr., General Employment Enterprises, Inc. and PSQ LLC. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.14*

Registration Rights Agreement, dated as of March 30, 2009, by and between General Employment Enterprises, Inc., PSQ, LLC and Herbert F. Imhoff, Jr. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.15*

Amendment No. 1, dated as of June 22, 2009, to Consulting Agreement, dated as of March 30, 2009, by and among Herbert F. Imhoff, Jr., General Employment Enterprises, Inc. and PSQ LLC. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.16*

Employment Agreement between General Employment Enterprises, Inc. and Kent M. Yauch, dated June 26, 2009. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

38

10.17*

Employment Agreement between General Employment Enterprises, Inc. and Marilyn L. White, dated June 26, 2009. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.18*

Form of director stock option under the Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Information Statement filed with the SEC on October 16, 2009.

10.19*

Form of employee stock option under the Second Amended and Restated General Employment Enterprises, Inc. 1997 Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Information Statement filed with the SEC on October 16, 2009.

10.20*

Amendment No. 4 dated as of February 5, 2010 to Statement of Acquisition of Beneficial Ownership by Herbert F. Imhoff, Jr. Incorporated by reference to Form SC 13D dated February 5, 2010, Commission File No. 5-40677.

10.21

Account Purchase Agreement dated as December 14, 2010 by and betweenWells Fargo Bank, National Association and Triad Personnel Services, Inc., the Company, BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc. d/b/a Triad Temporaries (the "Account Purchase Agreement"). Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, Commission File No. 001-05707.

10.22	First Amendment to Account Purchase Agreement dated May 2, 2011. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.23

Second Amendment to Account Purchase Agreement dated as February 15, 2012. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 30, 2012, Commission File No. 001-05707.

10.24	Third Amendment to Account Purchase Agreement dated September 25, 2012. Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.25	Fourth Amendment to Account Purchase Agreement dated December 14, 2012. Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.26	Fifth Amendment to Account Purchase Agreement dated as January 14, 2013. Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.27

Asset Purchase Agreement, dated as of August 31, 2011, by and among General Employment Enterprises, Inc., Ashley Ellis LLC and Brad A. Imhoff. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.28

Registration Rights Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Ashley Ellis LLC. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.29

Employment Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Katy M. Imhoff. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.30

Change of Control Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Katy M. Imhoff. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.31

Employment Agreement, dated as of September 1, 2011, by and between General Employment Enterprises, Inc. and Salvatore J. Zizza. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

39

10.32

Change of Control Agreement, dated as of September 1, 2011, by and between General Employment Enterprises, Inc. and Salvatore J. Zizza. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.33

Employment Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Brad A. Imhoff. Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.34

Change of Control Agreement, dated as of August 31, 2011, by and between General Employment Enterprises, Inc. and Brad A. Imhoff. Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.35

Registration Rights Agreement, effective as of December 30, 2010, by and among General Employment Enterprises, Inc., Triad Personnel Services, Inc., DMCC Staffing, LLC and RFFG of Cleveland, LLC. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 5, 2011, Commission File No. 001-05707.

10.36	General Employment Enterprises, Inc. 2011 Incentive Plan. Incorporated by reference as Appendix B to the Company's Proxy Statement dated January 23, 2012, Commission File No. 1-05707.*

10.37	Sixth Amendment to Account Purchase Agreement dated as March 27, 2013. Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.38	Amended and Restated Employment Agreement with Brad A. Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on July 1, 2013.

10.39	Amended and Restated Employment Agreement with Katy Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on July 1, 2013.

10.40	Executive Employment Agreement with Andrew Norstrud, dated March 29, 2013. Incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q filed with the Commission on August 15, 2013.

10.41

Amendment to Asset Purchase Agreement by and among DMCC Staffing, LLC, RFFG of Cleveland, LLC, the Company and Triad Personnel Services, Inc., dated April 17, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 24, 2013.

10.42

General Employment Enterprises, Inc. 2013 Incentive Stock Plan, effective July 23, 2013. Incorporated by reference as Exhibit A to the Company's Proxy Statement dated August 21, 2013, Commission File No. 001-05707.*

10.43

Loan and Security agreement and betweenKeltic Financial Partners II, LLP and General Employment Enterprises Inc., Triad Personnel Services, Inc., BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the "Loan Agreement"). Incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed with the Commission on January 13, 2014.

10.44

Second Amendment to Loan and Security agreement and betweenACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) and General Employment Enterprises Inc., Triad Personnel Services, Inc., BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the "Loan Agreement"). Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K filed with the SEC on December 22, 2014.

10.45

Securities Purchase Agreement by and between General Employment Enterprises, Inc. and Aracle SPF I, LLC dated March 31, 2014. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 20, 2014.

40

10.46

First Amendment and Waiver to the Loan and Security Agreement between General Employment Enterprises, Inc. and Keltic Financial Partners II, LP, dated September 27, 2013 Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on May 20, 2014.

10.47	Convertible Note Issued to Brio Capital Master Fund, Ltd. Dated August 6, 2014. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on August 14, 2014.

10.48

Securities Purchase Agreement by and between General Employment Enterprises, Inc. and Brio Capital Master Fund, Ltd. dated August 6, 2014. Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on August 14, 2014.

10.49

Stock Exchange Agreement by and between General Employment Enterprises, Inc., Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually. Incorporated by reference to Appendix B of Schedule 14C filed on March 6, 2015.

10.50

The Amendment to the Employment Agreement by and among General Employment Enterprises, Inc. and Mr. Andrew J. Norstrud, effective as of July 24, 2015. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on July 28, 2015.

10.51

Stock Purchase Agreement dated July 31, 2015 by and between General Employment Enterprises, Inc. and Tricia Dempsey. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on August 4, 2015.

10.52

Stock Purchase Agreement dated October 4, 2015 by and among General Employment Enterprises, Inc., William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 7, 2015.

10.53

Subordinated Security Agreement dated October 4, 2015 by and among General Employment Enterprises, Inc., William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on October 7, 2015.

10.54

Registration Rights Agreement dated October 2, 2015 by and between General Employment Enterprises, Inc. and JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on October 7, 2015.

10.55

Subscription Agreement dated October 2, 2015 by and between General Employment Enterprises, Inc. and JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Commission on October 7, 2015.

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

41

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

Date: December 29, 2015	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 29, 2015	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 29, 2015	By:	/s/ George A. Bajalia
George A. Bajalia, Director

Date: December 29, 2015	By:	/s/ William M. Isaac
William M. Isaac, Director

Date: December 29, 2015	By:	/s/ Dr. Arthur B. Laffer
Dr. Arthur B. Laffer, Director

Date: December 29, 2015	By:	/s/ Peter J. Tanous
Peter J. Tanous, Director

Date: December 29, 2015	By:	/s/ Thomas C. Williams
Thomas C. Williams, Director

42