Form 10-Q
period 2015-12-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2016-02-16
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of February 16, 2016 was 9,256,311.

GENERAL EMPLOYMENT ENTERPRISES, INC.

Form 10-Q

For the Quarter Ended December 31, 2015

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's annual report on Form 10-K for the year ended September 30, 2015, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	December 31,	September 30,
	2015	2015

ASSETS
CURRENT ASSETS:
Cash	$4,610	$5,932
Accounts receivable, less allowances (December - $570; September - $524)	8,829	6,156
Other current assets	793	942
Total current assets	14,232	13,030
Property and equipment, net	675	706
Other long-term assets	47	22
Goodwill	15,906	8,220
Intangible assets, net	10,474	4,896
TOTAL ASSETS	$41,334	$26,874

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$4,245	$2,850
Accounts payable	2,010	825
Accrued compensation	2,392	2,687
Other current liabilities	1,121	532
Short-term portion of subordinated debt	1,490	-
Contingent consideration	3,000	500
Total current liabilities	14,258	7,394
Deferred rent	250	-
Subordinated debt	5,035	243
Total long-term liabilities	5,285	243
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no par value; authorized - 200,000 shares; issued and outstanding - 9,256 shares at December 31, 2015 and 8,833 shares at September 30, 2015	-	-
Additional paid in capital	36,440	33,492
Accumulated deficit	(14,649)	(14,255)
Total shareholders' equity	21,791	19,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,334	$26,874

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2015	2014

NET REVENUES:
Contract staffing services	$15,999	$8,232
Direct hire placement services	1,626	1,450
NET REVENUES	17,625	9,682
Cost of contract services	12,337	6,668
Selling, general and administrative expenses	4,508	3,007
Acquisition, integration and restructuring expense	446	30
Depreciation expense	66	37
Amortization of intangible assets	337	85
LOSS FROM OPERATIONS	(69)	(145)
Loss on change in derivative liability	-	(3,115)
Interest expense	(325)	(147)
LOSS BEFORE INCOME TAX PROVISION	$(394)	$(3,407)
Provision for income tax	-	-
NET LOSS	$(394)	$(3,407)

BASIC & DILUTED LOSS PER SHARE	(0.04)	(1.32)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC & DILUTED	9,247	2,590

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

	Common Stock	Additional Paid	Preferred Stock	Preferred	Accumulated	Total Shareholders'
	Shares	In Capital	Shares	Stock	Deficit	Equity

Balance, September 30, 2014	2,589	$11,658	-	$-	$(9,593)	$2,065

Proceeds from sale of preferred, net of fees	-	-	200	1,961	-	1,961

Issuance of preferred shares for acquisition of Scribe	-	-	640	6,265	-	6,265

Conversion of note payable	317	2,867	-	-	-	2,867

Issuance of stock for board of directors	35	258	-	-	-	258

Issuance of warrant for Scribe acquisition (see note 11)	-	1,330	-	-	-	1,330

Exercise of stock options	62	194	-	-	-	194

Issuance of stock for the exercise of warrants and options, cashless	149	-	-	-	-	-

Issuance of stock for conversion of preferred stock (including accrued dividends)	4,315	8,226	(840)	(8,226)	-	-

Stock compensation expense	-	340	-	-	-	340

Issuance of stock, net of expense and warrants issued	1,246	7,754	-	-	-	7,754

Issuance of stock for acquisition of Agile	120	865	-	-	-	865

Net loss	-	-	-	-	(4,662)	(4,662)

Balance, September 30, 2015	8,833	$33,492	-	$-	$(14,255)	$19,237

Shares isssued for JAX Legacy debt (see note 9)	95	589	-	-	-	589

Amortization of stock option expense	-	162	-	-	-	162

Issuance of stock for acquisition of Access Data Consulting Corporation	328	2,197	-	-	-	2,197

Net loss	-	-	-	-	(394)	(394)

Balance, December 31, 2015	9,256	$36,440	-	$-	$(14,649)	$21,791

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Three Months Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(394)	$(3,407)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	403	122
Stock compensation expense	162	52
Provision for doubtful accounts	46	30
Amortization of debt discount	74	-
Change in derivative liability	-	3,115
Changes in operating assets and liabilities -
Accounts receivable	148	(252)
Accounts payable	920	127
Accrued compensation	(886)	(1,071)
Other current items, net	(388)	434
Long-term liabilities	40	-
Net cash provided by (used in) operating activities	125	(850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4)	(15)
Acquisition payments	(6,845)	-
Partial payment of earn-out	-	(75)
Net cash used in investing activities	(6,849)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	1,395	1,216
Proceeds from issuance of subordinated debt	4,107	-
Payments on the debt issued related to acquisitions	(87)	-
Payments on capital lease	(13)	(13)
Net cash provided by financing activities	5,402	1,203

Net change in cash	(1,322)	263

Cash at beginning of period	5,932	168

Cash at end of period	$4,610	$431

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$220	$95
Cash paid for taxes	$-	$-

Non-cash disclosures:

Stock paid for prepaid interest on subordinated note	$566	$-
Stock paid for fees in conection with subordinated note	$23	$-
Issuance of common stock for acquisition	$2,197	$-
Note payable issued in connection with acquisition	$3,000	$-
Earn-out liability, contingent consideration, and other liabilities incurred in connection with acquisition	$3,313	$-

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 as filed on December 29, 2015.

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

In 2013, the Company entered into a three year revolving credit agreement with ACF Finco I LP (formerly Keltic) to provide working capital financing. The agreement allows ACF Finco I LP to advance the Company funds based on a percentage of eligible invoices. Management believes with current cash flow from operations, the equity offerings below and the availability under the ACF Finco I LP loan agreement, the Company will have sufficient liquidity for the next 12 months.

On January 8, 2015, the Company completed a Securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock is initially convertible, at the election of the holder, into 50 shares of the Company's Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation. All of the series A Convertible Preferred Stock have been converted into common shares.

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

On October 4, 2015 the Company issued to the Sellers of Access Data Consulting Corporation a Sellers' Promissory Note for $3,000,000 (see note 11). Interest on the outstanding principal balance of the Sellers' Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Sellers' Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57,303 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $27,963 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,405 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Sellers' Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers.

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

Throughout the condensed consolidated financial statements, each instance that refers to a number of shares of the Company's common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $139,000 and $133,000 as of December 31, 2015 and 2014 respectively. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $108,000 and $86,000 as of December 31, 2015 and September 30, 2015 respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 2015 and September 30, 2015, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may from time to time exceed federally insured limits.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $570,000 and $524,000 is considered necessary as of December 31, 2015 and September 30, 2015, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three month periods ended December 31, 2015 and 2014.

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

The fair value of the Company's current assets and current liabilities, excluding the derivative liability, approximate their carrying values due to their short term nature. The carrying value of the Company's long-term liabilities represents their fair value based on level 3 inputs, as further discussed in note 8 and note 9. The Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs.

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

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of approximately 716,000 and 342,000 were excluded from the computation of diluted earnings per share for the quarters ended December 31, 2015 and 2014, respectively, because their effect is anti-dilutive.

Advertising Expenses

The majority of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three months ended December 31, 2015 and 2014, included in selling, general and administrative expenses was advertising expense totaling approximately $298,000 and $207,000, respectively.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended December 31, 2015 and 2014.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three months ended December 31, 2014 to conform to the current year presentation.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful	December 31,	September 30,
(In thousands)	Lives	2015	2015

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,313	2,278
Total property and equipment, at cost		3,760	3,725
Accumulated depreciation and amortization		(3,085)	(3,019)
Property and equipment, net		$675	$706

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three month periods ended December 31, 2015 and 2014 was approximately $66,000 and $37,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three month periods ended December 31, 2015 and 2014.

Intangible Assets

As of December 31, 2015

( In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$9,798	$1,805	$7,993
Trade Name	1,813	102	1,711
Non-compete Agreement	818	48	770
	$12,429	$1,955	$10,474

As of September 30, 2015

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$5,232	$1,557	$3,675
Trade Name	1,057	56	1,001
Non-compete Agreement	225	5	220
	$6,514	$1,618	$4,896

Amortization expense was approximately $337,000 and $85,000 for the three months ended December 31, 2015 and 2014, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $10,474,000, as follows: fiscal 2016 - $1,378,000 fiscal 2017 - $1,272,000, fiscal 2018 - $1,275,000, fiscal 2019 - $1,279,000, fiscal 2020 - $1,267,000 and thereafter - $4,003,000.

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

6. Short-term Debt

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At December 31, 2015 and 2014 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016 the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000 and adjust the future covenants as outlined below and update the overall document to reflect changes to the business. The Company has entered into other Amendments with ACF that did not materially change the terms of the Note. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto. The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a)	The three (3) consecutive calendar month period ending on December 31, 2015, to be a number greater than negative Two Hundred Twenty Five Thousand and 00/100 Dollars (-$225,000.00);

(b)	The six (6) consecutive calendar month period ending on March 31, 2016, to be no less than Nine Hundred Thirty Two Thousand Eight Hundred and 00/100 Dollars ($932,800.00);

(c)	The nine (9) consecutive calendar month period ending on June 30, 2016, to be no less than Two Million Sixty Five Thousand and 00/100 Dollars ($2,065,000.00);

(d)	The twelve (12) consecutive calendar month period ending on September 30, 2016, to be no less than Three Million Two Hundred Forty One Thousand and 00/100 Dollars ($3,241,000.00); and

(e)

For any period commencing on or after October 1, 2016, no less than such amounts as are established by Lender for such period in Lender's permitted discretion based on the annual financial projections including such period delivered by Borrower.

As of December 31, 2015, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At December 31, 2015, there was approximately $1,200,000 available on the line of credit. The interest expense related to the lines of credit for the three months ended December 31, 2015 and 2014 approximated $109,000 and $79,000, respectively.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

8. Convertible Note

On August 7, 2014, the Company issued a Convertible Note (the "Note") with an original principal balance of $632,500 to Brio Capital Master Fund LTD ("Brio"), for a purchase price of $550,000. The Note matures on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company's common stock at an initial conversion price of $0.20 per share. After six months from closing, the conversion price will have a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share. The Company can force conversion if the Company's common stock trades at 250% greater than the conversion price for 20 consecutive trading days (see Note 10).

In addition to the Note, the Company issued a warrant to purchase up to 2,371,875 shares of the Company's common stock. The warrant is exercisable at $0.25 per share, vests 6 months after the closing, and expires 5 years thereafter.

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

During the second quarter of fiscal year 2015, Brio converted $500,000 of its outstanding loan in two tranches into 250,000 shares of the Company's common stock. Based on the closing stock price of $8.50 and $10.30 per common share, the 250,000 shares were valued at approximately $2,350,000 and the Company has recognized a loss on the extinguishment of debt of approximately $210,000. Included in the loss in extinguishment was the fair value of the derivative liability at the date of conversion.

During the third quarter of fiscal year 2015, Brio converted the remaining $132,500 of its outstanding loan into 66,250 shares of the Company's common stock. Based on the closing stock price of $7.80 per common share, the 66,250 shares were valued at approximately $517,000.

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

9. Subordinated Notes

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement") in the amount of $4,185,000. The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note, was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of 91,309 shares of the Company's common stock (the "Interest Shares") valued at approximately $566,000. The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. A copy of the Subordinated Note is attached hereto as Exhibit 4.2. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note. The Company paid fees of approximately $25,000 and 3,636 shares of common stock to the Investor, valued at approximately $23,000. In addition, the Company had approximately $33,000 of legal fees related to the transaction. Total discount recorded at issuance was approximately $647,000. Total amortization of debt discount for the three months ended December 31, 2015 was approximately $74,000.

On October 4, 2015, the Company issued to the Sellers of Access Data Consulting Corporation (see note 11) a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57,303 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $27,963 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,405 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers of Access Data Consulting Corporation.

Balance as of December 31, 2015:
JAX Legacy debt	$4,185,000
Access Data debt	2,913,000
JAX Legacy debt discount	(573,000)

Total debt	6,525,000

Short-term portion of debt	(1,490,000)

Long-term portion of debt	$5,035,000

Over the next four years, the payments of debt will total approximately $7,098,000 as follows: fiscal 2016 - $536,000 fiscal 2017 - $1,262,000, fiscal 2018 - $1,115,000, fiscal 2019 - $4,185,000.

10. Equity

On October 2, 2015, the Company issued 94,945 shares of common stock to JAX Legacy related to the subordinated note. The stock was valued at approximately $589,000.

On October 4, 2015, the Company issued 327,869 shares of common stock to the Sellers of Access Data Consulting Corporation. The Company also agreed if the closing price of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date. The Company has recorded a liability of approximately $500,000 in contingent consideration.

Stock Options

The Company has recognized compensation expense in the amount of approximately $162,000 during the quarter ended December 31, 2015, related to the issuance of stock options.

During the three months ended December 31, 2015 the Company granted options to purchase 45,500 common shares of the Company's stock at an average price of $6.70 per common share. The expense was estimated using Black-Scholes option pricing model using an average expected life of 10 years, expected stock volatility of 99% and a risk free rate of 2.2%. The average fair value of stock options granted was estimated to be $6.00 per share in fiscal 2016.

Subsequent to December 31, 2015, the Company granted stock options to purchase up to 61,000 of the Company's common stock, at an average price of $5.13 per common share.

11. Acquisitions

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

Under the purchase method of accounting, the transaction was valued for accounting purposes at $3,507,000, which was the estimated fair value of the consideration paid by the Company, after it was determined post closing that the net working capital was only approximately $92,000. The estimate was based on the consideration paid of 120,192 shares of common stock valued based on the closing price on July 31, 2015 of $7.20 per share and estimated cash of approximately $2,642,000 paid based on terms of the agreement.

The assets and liabilities of Agile were recorded at their respective fair values as of the closing date of the Agile Agreement, and the following table summarizes these values based on the estimated balance sheet at August 1, 2015.

The intangibles were recorded, based on the Company's estimate of fair value, which consist primarily of customer lists with an estimated life of five to ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets were adjusted accordingly.

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

Access

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

•

Working Capital Reserve Fund. In addition to the Closing Cash Payment to Sellers, the Company shall pay to Sellers an additional $1,000,000 (the "Working Capital Holdback"), plus or minus the NWC Adjustment Amount, in cash within twenty (20) days after the completion of an audit of Access Data's financial information from its most recent fiscal year end to the closing date, but in any event not later than ninety (90) days after the closing date. The estimated working capital was approximately $1,813,000 and the Company has accrued $813,000 in accrued liabilities. As of February 15, 2016 the Company had paid $700,000 related to this liability.

•

Purchase Price Adjustment – Working Capital. The Purchase Price will be adjusted (positively or negatively) based upon the difference in the book value of the "Closing Working Capital" as compared to the "Benchmark Working Capital" of $2 million (such difference to be called the "NWC Adjustment Amount"). If the NWC Adjustment Amount is positive the Purchase Price will be increased by the NWC Adjustment Amount. If the NWC Adjustment Amount is negative, the Purchase Price will be decreased by the NWC Adjustment Amount. If the Purchase Price increases then the Company will pay to the Sellers the sum of the increase plus the Working Capital Holdback within twenty (20) days of a final determination. If the Purchase Price decreases then Sellers will pay the amount of the decrease to the Company within twenty (20) days of a final determination, which first shall be funded from the Working Capital Holdback held by the Company (which shall be credited to the Sellers). If the amount of the Purchase Price decrease exceeds the Working Capital Holdback then the Sellers will pay the difference to the Company within twenty (20) days of a final determination. If the Working Capital Holdback exceeds the payment due from the Sellers then the remaining balance of those funds after the payment to the Company shall be paid to the Sellers.

20

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

•

Payment of Shares of Company Common Stock. Two Million Dollars ($2,000,000) of the Purchase Price will be paid in issued shares of common stock of the Company. The number of shares of common stock payable to the Sellers will be 327,869 shares at $6.10 per share (the "Issue Price"); provided however, that if, during such twenty (20) day trading period, the Company pays a dividend in, splits, combines into a smaller number of shares, or issues by reclassification any additional shares of its common stock (a "Stock Event"), then the closing prices used in the above calculation shall be appropriately adjusted to provide the Sellers the same economic effect as contemplated by this Agreement prior to such action. This stock was valued at approximately $2,197,000 based on the closing price of $6.70 on October 5, 2015. If the closing price of the shares of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date. A contingent liability of $500,000 was recorded in contingent consideration related to this potential adjustment in shares issued.

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

The intangibles were recorded, based on the Company's estimate of fair value, which consist primarily of customer lists with an estimated life of five to ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets were adjusted accordingly.

(in Thousands)

$3,568	Assets Purchased
1,659	Liabilities Assumed
1,909	Net Assets Purchased
15,510	Purchase Price
$13,601	Intangible Asset from Purchase

Intangible asset detail

$4,566	Intangible asset customer list
756	Intangible asset trade name
593	Intangible asset non-compete agreement
7,686	Goodwill
$13,601	Intangible Asset from Purchase

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of Access will be fully deductible for tax purposes.

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and Scribe Solutions Inc., Agile Resources, Inc. and Access Data Consulting Corporation, after giving effect to the Company's acquisition.

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisition occurred on October 1, 2014, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended December 31, 2015 and 2014 as if the acquisition occurred on October 1, 2014. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $1,055,000 per year for all three acquisitions.

(in Thousands, except per share data)

Pro Forma, unaudited	Three Months Ended December 31, 2014
Net sales	$17,734
Cost of sales	12,007
Operating expenses	5,317
Net loss	$(2,854)
Basic and dilutive income per common share	$(0.32)

The Company's consolidated financial statements for the three months ended December 31, 2015 include the actual results of the Scribe Solutions Inc., Agile Resources, Inc., and Access Data Consulting Corporation since the date of acquisition, respectively.

Revenue and net income for each acquisition for the 3 months ended December 31, 2015 included in the statement of operations	Revenue	Net Income
Scribe Solutions, Inc.	$1,174	$188
Agile Resources, Inc.	$2,606	$90
Access Data Consulting Corporation	$4,736	$397

12. Commitments and Contingencies

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

Rent expense was $242,000 and $205,000 for the three month periods ended December 31, 2015 and 2014, respectively. As of December 31, 2015, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $1,819,000 as follows: fiscal 2016 - $459,000, fiscal 2017 - $467,000, fiscal 2018 - $401,000, fiscal 2019 - $346,000, fiscal 2020 - $146,000 and thereafter - $0.

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

	Three Months Ended
	December 31,
(In Thousands)	2015	2014

Direct Hire Placement Services
Revenue	$1,626	$1,450
Placement services gross margin	100%	100%
Operating (loss) income	470	(33)
Depreciation & amortization	52	56
Accounts receivable – net	604	609
Intangible assets	79	198
Goodwill	24	24
Total assets	1,914	2,436

Contract Staffing Services
Industrial services revenue	6,000	6,527
Professional services revenue	9,999	1,705
Industrial services gross margin	11.67%	15.17%
Professional services gross margin	29.62%	33.67%
Operating income	880	512
Depreciation and amortization	351	66
Accounts receivable net – industrial services	2,896	3,757
Accounts receivable net – professional services	5,329	763
Intangible assets	10,395	1,277
Goodwill	15,882	1,082
Total assets	39,430	7,185

Unallocated Expenses
Corporate administrative expenses	599	369
Corporate facility expenses	49	51
Board related expenses	-	27
Acquisition, integration and restructuring expense	446	30
Interest expense	325	147
Total unallocated expenses	1,419	624

Consolidated
Total revenue	17,625	9,682
Operating loss	(69)	(145)
Depreciation and amortization	403	122
Total accounts receivable – net	8,829	5,129
Intangible assets	10,474	1,475
Goodwill	15,906	1,106
Total assets	$41,334	$9,621

14. Subsequent Events

As of January 1, 2016 the Company entered into a Stock Purchase Agreement (the "Palladin Agreement") with Enoch S. Timothy and Dorothy Timothy (collectively, the "Sellers"). Pursuant to the terms of the Palladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Palladin Consulting Inc., a Texas corporation ("Palladin"), for a purchase price (the "Purchase Price") equal to $1,750,000, minus the Circle Lending Loan Amount (as defined below) plus up to $1,000,000 in contingent promissory notes, minus the NWC Reduction Amount (as defined below) (if any) plus up to $1,250,000 of "earnouts".

The consideration shall be paid as follows:

•

Cash Payment to Sellers. At the closing, the Company paid to the Sellers $1,750,000 in cash minus the Circle Lending Loan Amount (defined in the Palladin Agreement as the outstanding amount owed by Palladin to Circle Lending, L.P. (or Funding Circle USA, Inc., or Victory Park Capital Advisors, or FC Marketplace, LLC, or an affiliate) ), which the Sellers represented to the Company was $77,823).

•

Contingent Promissory Notes. Up to an additional $1,000,000 of the Purchase Price shall subsequently be paid by the Company to the Sellers in the form of contingent Promissory Notes (the "Promissory Notes") if (i) the final determination of the Revenue (as defined in the Palladin Agreement) for the period beginning on January 1, 2016 and ending on December 31, 2016 (the "Earnout Period") exceeds $15,000,000 and (ii) Adjusted EBITDA (as defined in the Palladin Agreement) for the Earnout Period, exceeds $500,000. The principal amount of the Promissory Notes is subject to reduction by the NWC Reduction Amount (as defined below).

•

NWC Reduction Amount. The Sellers have agreed to pay to the Company the amount by which the Net Working Capital of Palladin (defined as Palladin's Current Assets, determined in accordance with GAAP minus Palladin's Current Liabilities, determined in accordance with GAAP) is a negative number. The Purchase Price shall be reduced dollar for dollar for each dollar by which the Net Working Capital is a negative amount (i.e., less than $0). The amount by which the Net Working Capital is less than $0 is the "NWC Reduction Amount." The reduction shall first be applied to reduce the $1,000,000 portion of the Purchase Price that is the Contingent Promissory Notes. If the reduction exceeds $1,000,000, then that excess shall be immediately paid by the Sellers via a wire transfer of the applicable dollar amount to the Company.

•

Earnout Payment. Up to an additional $750,000 of the Purchase Price (the "Earnout") will subsequently be paid by the Company to Sellers with respect to the Earnout Period, in accordance with and subject to the terms and conditions in the Palladin Agreement. Any Earnout payment made by the Company, shall, at the option of the Company, be paid (i) in shares of common stock of the Company or (ii) in immediately available funds. Certain "Retention Bonuses" (as defined in the Palladin Agreement) paid to employees of Palladin on or before February 1, 2017, but not exceeding $275,000 in the aggregate will reduce the Earnout payment.

•

Additional Stock Earnout Payment. Up to an additional $500,000 of the Purchase Price (the "Additional Earnout") will subsequently be paid by the Company to Sellers in accordance with and subject to the terms and conditions in the Palladin Agreement. Any such Additional Earnout payment shall be paid in shares of common stock of the Company.

•

Subordinated Deferred Payment Rights. Notwithstanding the above, the Sellers have agreed that the Earnout Payment and Additional Stock Earnout Payment shall be subordinate and junior in right of payment to any "Senior Indebtedness" (as defined in the Palladin Agreement) now or hereafter existing to "Senior Lenders" (current or future) (as defined in the Palladin Agreement).

The transaction has been unanimously approved by the board of directors of the Company and by the Sellers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our light industrial clients. As a result of our acquisition of Scribe Solutions, Inc. ("Scribe") in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. There is currently a growing need for medical scribes due to the rise in EMR being utilized for billing and documentation of health care services and the meaningful use requirements that are part of the Affordable Care Act. The acquisition of Agile Resources, Inc. a Georgia Corporation ("Agile") and Access Data Consulting Corporation, a Colorado corporation ("Access") expanded our geographical footprint within the placement and contract staffing of information technology.

Our staffing services are provided through a network of twenty branch offices located in downtown or suburban areas of major U.S. cities in nine states. We have one office located in each of Arizona, Colorado, Georgia, Indiana, Massachusetts, North Carolina and Texas, two offices in each of California, Florida and Illinois and seven offices in Ohio.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt, to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended December 31,
(In thousands)	2015	2014	$ change	% change
Direct Hire Placement Services	$1,626	$1,450	$176	12%
Professional Contract Services	9,999	1,705	8,294	486
Industrial Contract Services	6,000	6,527	(527)	(8)
Consolidated Net Revenues	$17,625	$9,682	$7,943	82%

Consolidated net revenues increased approximately $7,943,000 or 82% compared with the same period last year. The Company acquired Scribe as of April 1, 2015, Agile as of July 31, 2015, and Access as of October 4, 2015 which increased the professional contract services by approximately $1,174,000, $2,542,000, and $4,736,000, respectively. The acquisition of Agile increased direct hire revenue by approximately $64,000. With the recent capital raise and addition of executive management, the Company has stabilized its sales force and is investing in revenue growth. Overall the professional services division continues to have less experienced recruiters working during the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. In addition, industrial contract services was down due to the loss of a client, subsequent to the quarter ended December 31, 2014, with annual revenues of approximately two million dollars. Management continues to take action to increase the number of experienced recruiters and improve the profitability of both divisions.

Cost of Contract Services

Cost of services includes wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three month period ended December 31, 2015 increased by approximately 85% to approximately $12,337,000 compared with the prior period of approximately $6,668,000. Cost of contract services, as a percentage of contract revenue, for the three month period ended December 31, 2015 increased approximately 1% to 70% compared with the prior period of approximately 69%. The change in the contract revenue gross margin is related to several factors, including Ohio workers compensation rebate received in 2014, offset by higher professional service contract revenue and the overall decrease in our workers compensation rates for the state of Ohio, as the rate was decreased by approximately 25% as of July 1, 2014.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	December 31, 2015	December 31, 2014
Direct hire placement services	100%	100%
Industrial contract services	11.7%	15.2%
Professional contract services	29.6%	33.7%
Combined Gross Profit Margin % (1)	30.0%	31.1%

_____________________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the three months ended December 31, 2015 increased by approximately $1,501,000 or 50% compared to the same period last year. The increase was primarily related to the general selling, general and administrative expenses of Scribe, Agile, Access and the additional acquisition, integration and restructuring expenses of approximately $446,000 incurred during the quarter.

Interest Expense

Interest expense for the three months ended December 31, 2015, increased $178,000, or 121% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the three months ended December 31, 2015	For the three months ended December 31, 2014
Cash flows provided by (used in) operating activities	$125	$(850)
Cash flows used in investing activities	$(6,849)	$(90)
Cash flows provided by financing activities	$5,402	$1,203

As of December 31, 2015, the Company had cash and cash equivalents of approximately $4,610,000, which was a decrease of approximately $1,322,000 from approximately $5,932,000 at September 30, 2015. Working capital at December 31, 2015 was approximately $(26,000), as compared to working capital of approximately $5,636,000 for September 30, 2015. The cash has been used primarily in the acquisitions of several entities. Shareholders' equity at December 31, 2015 was approximately $21,791,000.

Net cash provided by and used in operating activities for the three months ended December 31, 2015 and 2014 was approximately $125,000 and ($850,000), respectively. The fluctuation is due to the significant increase in accounts payable for the three months ended December 31, 2015. In addition to changes in account receivable, accrued expenses, accounts payable and payments of certain compensation related accruals.

Net cash used in investing activities for the three months ended December 31, 2015 and 2014 was approximately ($6,849,000) and ($90,000), respectively. The primary use of cash was for the acquisition of Access.

Net cash flow provided by financing activities for the three months ended December 31, 2015 was approximately $5,402,000 compared to $1,203,000 in the three months ended December 31, 2014. Fluctuations in financing activities are attributable to the level of borrowings and the proceeds of a promissory note.

All of the Company's office facilities are leased. As of December 31, 2015, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $1,819,000.

On January 8, 2015, the Company completed a securities offering with 18 individuals who collectively purchased a total of 200,000 shares of Preferred Stock ("Series A Preferred Stock") from the Company for a total purchase price of $2,000,000. Each share of Series A Preferred stock was initially convertible, at the election of the holder, into 5 shares of the Company's common stock. The Company netted approximately $1,960,000, with approximately $1,000,000 used as working capital and the remaining $960,000 used for marketing, acquisitions, expansion and to further the operations of the Company. All shares of Series A Preferred Stock issued to the aforementioned individuals were converted into common stock prior to September 30, 2015.

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

On July 31, 2015 the Company entered into a Stock Purchase Agreement (the "Agile Agreement") with Tricia Dempsey. Pursuant to the terms of the Agile Agreement on July 31, 2015 the Company acquired 100% of the outstanding stock of Agile Resources, Inc., a Georgia corporation ("Agile"). The Company paid approximately $2,142,000 for net assets of approximately $92,000 and expects to pay an additional $500,000 during the year ended September 30, 2016.

On October 2, 2015, the Company issued and sold a subordinated note in the aggregate principal amount of $4,185,000 (the "Subordinated Note") to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement"). The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note ($502,200), was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of 91,309 shares of the Company's common stock (the "Interest Shares"). The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note. On January 1, 2016 the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000.

On October 4, 2015 the Company issued to the former owners of Access Data Consulting Corporation a Promissory Note in the principal amount of $3,000,000. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57,303.49 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $27,963.72 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,405.54 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the former owners.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2015, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's first quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

As of December 31, 2015, there were no material legal proceedings pending against the Company.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has previously reported this information on a current report on Form 8-K dated October 2, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

4.1

Form of Contingent Promissory Note issuable by General Employment Enterprises, Inc. to Enoch S. Timothy and Dorothy Timothy. Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016 and incorporated herein by reference.

10.1

Stock Purchase Agreement dated as of January 1, 2016 by and among General Employment Enterprises, Inc., Enoch S. Timothy and Dorothy Timothy. Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2016 and incorporated herein by reference.

10.2

Eighth Amendment, Consent and Waiver dated as of January 1, 2016 to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the Borrowers named therein, Access Data, Paladin and ACF FINCO I LP, as Lender. Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2016 and incorporated herein by reference.

10.3

Form of Amended and Restated Revolving Credit Note dated as of January 1, 2016. Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2016 and incorporated herein by reference.

31.1	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.2	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

99.1	Amended and Restated Audit Committee Charter

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL EMPLOYMENT ENTERPRISES, INC. (Registrant)

Date : February 16, 2016	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)

