Form 10-Q
period 2016-03-31
GENERAL EMPLOYMENT ENTERPRISES INC
filed 2016-05-16
CIK 40570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant's common stock as of May 13, 2016 was 9,378,892.

GENERAL EMPLOYMENT ENTERPRISES, INC.

Form 10-Q

For the Quarter Ended March 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	March 31, 2016	September 30, 2015

ASSETS
CURRENT ASSETS:
Cash	$2,916	$5,932
Accounts receivable, less allowances (March - $690; September - $524)	10,954	6,156
Other current assets	803	942
Total current assets	14,673	13,030
Property and equipment, net	698	706
Other long-term assets	57	22
Goodwill	18,193	8,220
Intangible assets, net	11,667	4,896
TOTAL ASSETS	$45,288	$26,874

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$6,989	$2,850
Accounts payable	1,803	825
Accrued compensation	3,537	2,687
Other current liabilities	430	532
Short-term portion of subordinated debt	1,436	-
Contingent consideration	3,719	500
Total current liabilities	17,914	7,394

Deferred rent	286	243
Subordinated debt	4,994	-
Other long-term liabilities	66	-
Total long-term liabilities	5,346	243
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 9,256
shares at March 31, 2016 and 8,833 shares at September 30, 2015	-	-
Additional paid in capital	36,670	33,492
Accumulated deficit	(14,642)	(14,255)
Total shareholders' equity	22,028	19,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,288	$26,874

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
NET REVENUES:
Contract staffing services	$19,607	$8,314	$35,606	$16,546
Direct hire placement services	2,059	1,482	3,685	2,932
NET REVENUES	21,666	9,796	39,291	19,478
Cost of contract services	15,630	7,017	27,967	13,685
Selling, general and administrative expenses	5,143	3,160	9,651	6,167
Acquisition, integration and restructuring expense	122	-	568	30
Depreciation expense	76	43	142	80
Amortization of intangible assets	435	81	772	166
INCOME (LOSS) FROM OPERATIONS	260	(505)	191	(650)
Change in derivative liability	-	796	-	(2,319)
Change in contingent consideration	156	-	156	-
Interest expense	(409)	(126)	(734)	(273)
Loss on extinguishment of debt	-	(210)	-	(210)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	$7	$(45)	$(387)	$(3,452)
Provision for income tax	-	-	-	-
NET INCOME (LOSS)	$7	$(45)	$(387)	$(3,452)

PREFERRED STOCK DIVIDEND	-	(37)	-	(37)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	7	(82)	(387)	(3,489)

BASIC INCOME (LOSS) PER SHARE	0.00	(0.03)	(0.04)	(1.28)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	9,256	2,855	9,252	2,720
DILUTED INCOME (LOSS) PER SHARE	0.00	(0.03)	(0.04)	(1.28)
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	9,779	2,855	9,252	2,720

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

	Common Stock Shares	Additional Paid In Capital	Preferred Stock Shares	Preferred Stock	Accumulated Deficit	Total Shareholders' Equity

Balance, September 30, 2014	2,589	$11,658	-	$-	$(9,593)	$2,065

Proceeds from sale of preferred, net of fees	-	-	200	1,961	-	1,961

Issuance of preferred shares for acquisition of Scribe	-	-	640	6,265	-	6,265

Conversion of note payable	317	2,867	-	-	-	2,867

Issuance of stock for board of directors	35	258	-	-	-	258

Issuance of warrant for Scribe acquisition	-	1,330	-	-	-	1,330

Exercise of stock options	62	194	-	-	-	194

Issuance of stock for the exercise of warrants and options, cashless	149	-	-	-	-	-

Issuance of stock for conversion of preferred stock (including accrued dividends)	4,315	8,226	(840)	(8,226)	-	-

Stock compensation expense	-	340	-	-	-	340

Issuance of stock, net of expenese and warrants issued	1,246	7,754	-	-	-	7,754

Issuance of Stock for acquisition of Agile	120	865	-	-	-	865

Net loss	-	-	-	-	(4,662)	(4,662)

Balance, September 30, 2015	8,833	$33,492	-	$-	$(14,255)	$19,237

Shares issued for JAX Legacy debt (see note 9)	95	589	-	-	-	589

Amortization of stock option expense	-	392	-	-	-	392

Issuance of Stock for acquisition of Access Data Consulting Corporation	328	2,197	-	-	-	2,197

Net loss	-	-	-	-	(387)	(387)

Balance, March 31, 2016	9,256	$36,670	-	$-	$(14,642)	$22,028

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(387)	$(3,452)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	914	246
Stock compensation expense	392	136
Provision for doubtful accounts	46	30
Stock issued for services	-	189
Amortization of debt discount	107	-
Change in contingent consideration	(156)	-
Change in fair value of derivative liability	-	2,319
Loss on extinguishment of debt	-	210
Changes in operating assets and liabilities -
Accounts receivable	242	(715)
Accounts payable	522	(427)
Accrued compensation	(450)	(900)
Other current items, net	(522)	991
Derivative liability	-	(340)
Long-term liabilities	(25)	-
Net cash provided by (used in) operating activities	683	(1,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(14)	(21)
Acquisition payments, net of cash acquired	(9,217)	-
Partial payment of earn-out	-	(150)
Net cash used in investing activities	(9,231)	(171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	1,701	669
Proceeds from subordinated debt	4,107	-
Proceeds from sale of preferred stock, net	-	1,961
Payments on the debt related to acquisitions	(220)	-
Payments on capital lease	(56)	(26)
Net cash provided by financing activities	5,532	2,604

Net change in cash	(3,016)	720

Cash at beginning of period	5,932	168

Cash at end of period	$2,916	$888

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$468	$183
Cash paid for taxes	$-	$-
Non-cash financing activities
Conversion of note payable	$-	$2,350
Issuance of shares for accrued board fees	$-	$69
Stock paid for prepaid interest on subordinated note	$566	$-
Stock paid for fees in connection with subordinated note	$23	$-
Issuance of common stock for acquisition	$2,197	$-
Note issued in connection with acquisition	$3,000	$-
Earn-out liability, contingent consideration, and other liabilities incurred in connection with acquisition	$4,246	$-

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 as filed on December 29, 2015.

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

On October 2, 2015, the Company issued and sold a subordinated note in the aggregate principal amount of $4,185,000 (the "Subordinated Note") to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement"). The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note ($566,000), was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of 91,309 shares of the Company's common stock (the "Interest Shares"). The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note.

On October 4, 2015, the Company issued to the Sellers of Access Data Consulting Corporation a Sellers' Promissory Note for $3,000,000 (see note 11). Interest on the outstanding principal balance of the Sellers' Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Sellers' Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57,303 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $27,963 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,405 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Sellers' Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $218,000 and $90,000 as of March 31, 2016 and 2015 respectively. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $108,000 and $86,000 as of March 31, 2016 and September 30, 2015 respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At March 31, 2016 and September 30, 2015, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Beginning in 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may from time to time exceed federally insured limits.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $690,000 and $524,000 is considered necessary as of March 31, 2016 and September 30, 2015, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six month periods ended March 31, 2016 and 2015.

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

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of approximately 619,700 and 355,000 were excluded from the computation of diluted earnings per share for the six months ended March 31, 2016 and 2015, respectively, because their effect is anti-dilutive. Common share equivalents of approximately 677,600 was excluded from the computation of diluted earnings per share for the quarter ended March 31, 2015, because of the effect is anti-dilutive.

Advertising Expenses

The majority of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three and six months ended March 31, 2016 and 2015, included in selling, general and administrative expenses was advertising expense totaling approximately $251,000 and $549,000, and approximately $143,000 and $350,000, respectively.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the six months ended March 31, 2016 and 2015.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three and six months ended March 31, 2015 to conform to the current year presentation.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful	March 31,	September 30,
(In thousands)	Lives	2016	2015

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,412	2,278
Total property and equipment, at cost		3,859	3,725
Accumulated depreciation and amortization		(3,161)	(3,019)
Property and equipment, net		$698	$706

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and six month periods ended March 31, 2016 and 2015 was approximately $76,000 and $142,000, and $43,000 and $80,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three and six month periods ended March 31, 2016 and 2015.

Intangible Assets

As of March 31, 2016

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$10,498	$2,092	$8,406
Trade Name	2,453	172	2,281
Non-Compete Agreement	1,078	98	980
	$14,029	$2,362	$11,667

As of September 30, 2015

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$5,232	$1,557	$3,675
Trade Name	1,057	56	1,001
Non-Compete Agreements	225	5	220
	$6,514	$1,618	$4,896

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $407,000 and $744,000 and $81,000 and $168,000 for the three and six months ended March 31, 2016 and 2015, respectively. In addition to amortization expense for intangible assets, the Company incurred amortization of deferred financing fees of $28,000 for the three and six months ended March 31, 2016.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $11,667,000, as follows: fiscal 2016 - $1,517,000 fiscal 2017 - $1,474,000, fiscal 2018 - $1,477,000, fiscal 2019 - $1,482,000, fiscal 2020 - $1,479,000 and thereafter - $4,238,000.

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

6. Short-term Debt

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At March 31, 2016 and 2015 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016 the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000 and adjust the future covenants as outlined below and update the overall document to reflect changes to the business. The Company has entered into other Amendments with ACF that did not materially change the terms of the Note. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto. The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a)	The three (3) consecutive calendar month period ending on December 31, 2015, to be a number greater than negative Two Hundred Twenty Five Thousand and 00/100 Dollars (-$225,000);

(b)	The six (6) consecutive calendar month period ending on March 31, 2016, to be no less than Nine Hundred Thirty-two Thousand Eight Hundred and 00/100 Dollars ($932,800);

(c)	The nine (9) consecutive calendar month period ending on June 30, 2016, to be no less than Two Million Sixty-five Thousand and 00/100 Dollars ($2,065,000);

(d)	The twelve (12) consecutive calendar month period ending on September 30, 2016, to be no less than Three Million Two Hundred Forty-one Thousand and 00/100 Dollars ($3,241,000); and

(e)

For any period commencing on or after October 1, 2016, no less than such amounts as are established by Lender for such period in Lender's permitted discretion based on the annual financial projections including such period delivered by Borrower.

As of March 31, 2016, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At March 31, 2016, there was approximately $850,000 available on the line of credit. The interest expense related to the lines of credit for the three and six months ended March 31, 2016 and 2015 approximated $182,000 and $291,000, and $122,000 and $201,000, respectively.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

8. Convertible Note

On August 7, 2014, the Company issued a Convertible Note (the "Note") with an original principal balance of $632,500 to Brio Capital Master Fund LTD ("Brio"), for a purchase price of $550,000. The Note matured on February 6, 2016, and is payable in thirteen monthly installments of $48,654, commencing in the sixth month post-closing. Brio has the right, however not the obligation, six months after closing, to convert all or any part of the outstanding Note into the Company's common stock at an initial conversion price of $0.20 per share. After six months from closing, the conversion price will have a one-time reset to the lower of $0.20 or 90% of the average of the 3 lowest closing prices for the previous 10 trading days, subject to a floor of $0.14 per share. The Company can force conversion if the Company's common stock trades at 250% greater than the conversion price for 20 consecutive trading days (see Note 11).

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

9. Subordinated Debt

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement") in the amount of $4,185,000. The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note, was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of 91,309 shares of the Company's common stock (the "Interest Shares") valued at approximately $566,000. The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note. The Company paid fees of approximately $25,000 and 3,636 shares of common stock to the Investor, valued at approximately $23,000. In addition, the Company had approximately $33,000 of legal fees related to the transaction. Total discount recorded at issuance was approximately $647,000. Total amortization of debt discount for the six months ended March 31, 2016 was approximately $107,000.

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

Balance as of March 31, 2016:
JAX Legacy debt	$4,185,000
Access Data debt	2,780,000
JAX Legacy debt discount	(535,000)

Total debt	6,430,000

Short-term portion of debt	(1,436,000)

Long-term portion of debt	$4,994,000

Over the next four years, the payments of subordinated debt will total approximately $6,965,000 as follows: fiscal 2016 - $270,000 fiscal 2017 - $1,285,000, fiscal 2018 - $1,225,000, fiscal 2019 - $4,185,000.

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

On April 4, 2016 the Company issued 122,581 shares of common stock to the sellers of Access Data Consulting Corporation related to the guarantee. This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than the $2,000,000 six month guaranteed provided in the Access Data Agreement and based on the closing stock price of $4.44 per common share. The Company accrued an additional expense of approximately $44,000 at March 31, 2016 related to the change in estimated contingent consideration.

Stock Options

The Company has recognized compensation expense in the amount of approximately $230,000 and $392,000 during the three and six months ended March 31, 2016, respectively, related to the issuance of stock options.

In September of 2015, the Company granted options to purchase 45,500 common shares of the Company's stock at an average price of $6.70 per common share. The expense was estimated using Black-Scholes option pricing model using an average expected life of 10 years, expected stock volatility of 99% and a risk free rate of 2.2%. The average fair value of stock options granted was estimated to be $6.00 per share in fiscal 2016.

In January of 2016, the Company granted stock options to purchase up to 61,000 of the Company's common stock, at an average price of $5.13 per common share. The expense was estimated using Black-Scholes option pricing model using an average expected life of 10 years, expected stock volatility of 99% and a risk free rate of 2.2%. The average fair value of stock options granted was estimated to be $5.13 per share in fiscal 2016.

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

Agile

On July 31, 2015, the Company entered into a Stock Purchase Agreement (the "Agile Agreement") with Tricia Dempsey ("Seller"). Pursuant to the terms of the Agile Agreement on July 31, 2015 the Company acquired 100% of the outstanding stock of Agile Resources, Inc., a Georgia corporation ("Agile").

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

Goodwill and intangibles related to the acquisition of Agile will not be deductible for tax purposes.

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

•

Working Capital Reserve Fund. In addition to the Closing Cash Payment to Sellers, the Company shall pay to Sellers an additional $1,000,000 (the "Working Capital Holdback"), plus or minus the NWC Adjustment Amount, in cash within twenty (20) days after the completion of an audit of Access Data's financial information from its most recent fiscal year end to the closing date, but in any event not later than ninety (90) days after the closing date. The estimated working capital was approximately $1,879,000 and the Company has accrued $179,000 in accrued liabilities as of March 31, 2016. As of May 14, 2016, the Company had fully paid the liability related to the Working Capital Reserve Fund.

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

•

Earnout Payment. Up to an additional $2,000,000 (the "Earnout") may be paid by the Company to the Sellers with respect to the fiscal year ended September 30, 2016, subject to the satisfaction of certain earnout provisions contained in the Access Data Agreement. Any earnout payment to be paid by the Company shall be paid 50% in the form of cash and 50% in the form of shares of Company common stock. A contingent liability of $2,000,000 was recorded in contingent consideration related to this potential earn-out based on Managements' estimated first year performance. As of March 31, 2016 management has changed that estimate to $1,800,000 based on current performance of the Company. The Company recognized a gain on change of contingent consideration of approximately $200,000.

•

Payment of Shares of Company Common Stock. Two Million Dollars ($2,000,000) of the Purchase Price will be paid in issued shares of common stock of the Company. The number of shares of common stock payable to the Sellers will be 327,869 shares at $6.10 per share (the "Issue Price"); provided however, that if, during such twenty (20) day trading period, the Company pays a dividend in, splits, combines into a smaller number of shares, or issues by reclassification any additional shares of its common stock (a "Stock Event"), then the closing prices used in the above calculation shall be appropriately adjusted to provide the Sellers the same economic effect as contemplated by this Agreement prior to such action. This stock was valued at approximately $2,197,000 based on the closing price of $6.70 on October 5, 2015. If the closing price of the shares of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date. A contingent liability of $500,000 was recorded in contingent consideration related to this potential adjustment in shares issued. On April 4, 2016 the Company issued 122,581 shares of common stock to the Sellers of Access Data Consulting Corporation. This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than $2,000,000 six month guaranteed and based on the closing stock price of $4.44 per common share. The Company recognized a loss on change of contingent consideration of approximately $44,000.

On October 4, 2015, the Company issued to the Sellers the Sellers' Promissory Note. Interest on the outstanding principal balance of the Sellers' Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Sellers' Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57,303 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $27,963 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,405 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Sellers' Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers.

The intangibles were recorded, based on the Company's estimate of fair value, which consist primarily of customer lists with an estimated life of five to ten years and goodwill.

(in Thousands)

$3,597	Assets Purchased
1,659	Liabilities Assumed
1,938	Net Assets Purchased
15,568	Purchase Price
$13,630	Intangible Asset from Purchase

Intangible asset detail

$4,566	Intangible asset customer list
756	Intangible asset trade name
593	Intangible asset non-compete agreement
7,715	Goodwill
$13,630	Intangible Asset from Purchase

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of Access will be fully deductible for tax purposes.

Paladin

General Employment Enterprises, Inc. (the "Company") entered into a Stock Purchase Agreement dated as of January 1, 2016 (the "Paladin Agreement") with Enoch S. Timothy and Dorothy Timothy (collectively, the "Sellers"). Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation ("Paladin"), for a purchase price (the "Purchase Price") equal to $1,750,000, plus up to $1,000,000 in contingent promissory notes, minus the NWC Reduction Amount (as defined below) (if any) plus up to $1,250,000 of "earnouts".

 The consideration shall be paid as follows:

•	Cash Payment to Sellers. At the closing, the Company paid to the Sellers $1,750,000 in cash.

•

Contingent Promissory Notes. Up to an additional $1,000,000 of the Purchase Price shall subsequently be paid by the Company to the Sellers in the form of contingent Promissory Notes (the "Promissory Notes") if (i) the final determination of the Revenue (as defined in the Paladin Agreement) for the period beginning on January 1, 2016 and ending on December 31, 2016 (the "Earnout Period") exceeds $15,000,000 and (ii) Adjusted EBITDA (as defined in the Paladin Agreement) for the Earnout Period, exceeds $500,000. The principal amount of the Promissory Notes is subject to reduction by the NWC Reduction Amount (as defined below). There was no liability recorded for this as the estimated negative working capital exceeds $1,000,000 at December 31, 2015.

•

NWC Reduction Amount. The Sellers have agreed to pay to the Company the amount by which the Net Working Capital of Paladin (defined as Paladin's Current Assets, determined in accordance with GAAP minus Paladin's Current Liabilities, determined in accordance with GAAP) is a negative number. The Purchase Price shall be reduced dollar for dollar for each dollar by which the Net Working Capital is a negative amount (i.e., less than $0). The amount by which the Net Working Capital is less than $0 is the "NWC Reduction Amount." The reduction shall first be applied to reduce the $1,000,000 portion of the Purchase Price that is the Promissory Notes. If the reduction exceeds $1,000,000, then that excess shall be immediately paid by the Sellers via a wire transfer of the applicable dollar amount to the Company. There was no liability recorded for this as the estimated negative working capital exceeds $1,000,000 at December 31, 2015.

•

Earnout Payment. Up to an additional $750,000 of the Purchase Price (the "Earnout") will subsequently be paid by the Company to Sellers with respect to the Earnout Period, in accordance with and subject to the terms and conditions in the Paladin Agreement. Any Earnout payment made by the Company, shall, at the option of the Company, be paid (i) in shares of common stock of the Company or (ii) in immediately available funds. Certain "Retention Bonuses" (as defined in the Paladin Agreement) paid to employees of Paladin on or before February 1, 2017, but not exceeding $275,000 in the aggregate will reduce the Earnout payment.

•

Additional Stock Earnout Payment. Up to an additional $500,000 of the Purchase Price (the "Additional Earnout") will subsequently be paid by the Company to Sellers in accordance with and subject to the terms and conditions in the Paladin Agreement. Any such Additional Earnout payment shall be paid in shares of common stock of the Company.

•

Subordinated Deferred Payment Rights. Notwithstanding the above, the Sellers have agreed that the Earnout Payment and Additional Stock Earnout Payment shall be subordinate and junior in right of payment to any "Senior Indebtedness" (as defined in the Paladin Agreement) now or hereafter existing to "Senior Lenders" (current or future) (as defined in the Paladin Agreement).

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $2,625,000, which was the estimated fair value of the consideration paid by the Company, after it was determined post-closing that the net negative working capital was approximately $1,387,000. The estimate was based on the consideration paid of $1,750,000 paid in cash, approximately $500,000 of contingent stock consideration related to Paladin exceeding the threshold EBITDA of $650,000 and the estimated contingent consideration related to Paladin exceeding the threshold EBITDA of $650,000 by approximately $75,000. A contingent liability of $375,000 was recorded related to this earn-out, which is five times the estimated EBITDA above the $650,000 threshold. Management does not expect to recover the negative working capital directly from the Seller, only a reduction in possible future earn-out payments.

The assets and liabilities of Paladin were recorded at their respective fair values as of the closing date of the Paladin Agreement, and the following table summarizes these values based on the estimated balance sheet at January 1, 2016.

The intangibles were recorded, based on the Company's estimate of fair value, which are expected to consist primarily of customer lists, trade name and a non-compete agreement with estimated lives of five to ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets will be adjusted accordingly.

$2,460	Assets Purchased
3,693	Liabilities Assumed
(1,233)	Net Assets Purchased
2,625	Purchase Price
$3,858	Intangible Asset from Purchase

Intangible asset detail

$700	Intangible asset customer list
640	Intangible asset trade name
260	Intangible asset non-compete agreement
2,258	Goodwill
$3,858	Intangible Asset from Purchase

Consolidated pro-forma unaudited financial statements

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and Scribe Solutions Inc., Agile Resources, Inc., Access Data Consulting Corporation and Paladin Consulting, Inc., after giving effect to the Company's acquisition as if the acquisitions occurred on October 1, 2014.

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisitions occurred on October 1, 2014, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and six month ended March 31, 2015 and six months March 31, 2016 as if the acquisition occurred on October 1, 2014. The pro forma results of operations for the six months ended March 31, 2016 only include Paladin, as all other acquisitions either occurred prior to October 1, 2015 or had an immaterial effect on pro forma balances.Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $1,475,000 per year for all four acquisitions.

(in Thousands, except per share data)

Pro Forma, unaudited	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Net sales	23,019	44,076	45,931
Cost of sales	17,348	31,863	34,427
Operating expenses	5,774	11,985	11,502
Net income (loss)	422	(530)	(2,668)
Basic income (loss) per common share	0.05	(0.06)	(0.26)
Dilutive income (loss) per common share	0.04	(0.06)	(0.26)

The Company's consolidated financial statements for the three and six months ended March 31, 2016 include the actual results of Scribe Solutions Inc., Agile Resources, Inc., Access Data Consulting Corporation and Paladin Consulting, Inc. since the date of acquisition, respectively.

Revenue and net income for each acquisition for the 3 months ended March 31, 2016 included in the statement of operations	Revenue	Net Income
Scribe Solutions, Inc.	$1,225	$288
Agile Resources, Inc.	$3,283	$391
Access Data Consulting Corporation	$4,718	$324
Paladin Consulting, Inc.	$4,553	$30

Revenue and net income for each acquisition for the 6 months ended March 31, 2016 included in the statement of operations	Revenue	Net Income
Scribe Solutions, Inc.	$2,399	$476
Agile Resources, Inc.	$5,889	$481
Access Data Consulting Corporation	$9,454	$721
Paladin Consulting, Inc.	$4,553	$30

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

Rent expense was approximately $260,000 and $502,000 and $181,000 and $386,000 for the three and six month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $2,465,000 as follows: fiscal 2016 - $422,000, fiscal 2017 - $753,000, fiscal 2018 - $620,000, fiscal 2019 - $460,000, fiscal 2020 - $191,000 and thereafter - $19,000.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2016	2015	2016	2015

Direct Hire Placement Services
Revenue	$2,059	$1,482	$3,685	$2,932
Placement services gross margin	100%	100%	100%	100%
Operating income (loss)	$163	$(216)	$231	$(396)
Depreciation & amortization	61	56	113	112
Accounts receivable – net	701	754	701	754
Intangible asset	50	168	50	168
Goodwill	24	24	24	24
Total assets	$3,490	$2,905	$3,490	$2,905

Contract Staffing Services
Industrial services revenue	$4,874	$6,457	$10,874	$12,984
Professional services revenue	14,733	1,857	24,732	3,562
Industrial services gross margin	10.75%	11.35%	11.26%	13.27%
Professional services gross margin	19.91%	30.35%	23.94%	32.00%
Operating income	$895	$225	$1,775	$737
Depreciation and amortization	450	74	801	134
Accounts receivable net – industrial services	2,414	3,978	2,414	3,978
Accounts receivable net – professional services	7,839	860	7,839	860
Intangible assets	11,617	1,224	11,617	1,224
Goodwill	18,168	1,082	18,168	1,082
Total assets	$41,797	$7,205	$41,797	$7,205

Unallocated Expenses
Corporate administrative expenses	$404	$168	$773	$485
Corporate facility expenses	42	37	82	88
Stock compensation expense	230	84	392	136
Board related expenses	0	225	0	252
Acquisition, integration and restructuring expense	122	0	568	30
Total unallocated expenses	$798	$514	$1,815	$991

Consolidated
Total revenue	$21,666	$9,796	$39,291	$19,478
Operating income (loss)	260	(505)	191	(650)
Depreciation and amortization	511	130	914	246
Total accounts receivable – net	10,954	5,592	10,954	5,592
Intangible assets	11,667	1,392	11,667	1,392
Goodwill	18,192	1,106	18,192	1,106
Total assets	$45,287	$10,110	$45,287	$10,110

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our light industrial clients. As a result of our acquisition of Scribe Solutions, Inc. ("Scribe") in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. There is currently a growing need for medical scribes due to the rise in EMR being utilized for billing and documentation of health care services and the meaningful use requirements that are part of the Affordable Care Act. The acquisitions of Agile Resources, Inc. a Georgia Corporation ("Agile"), Access Data Consulting Corporation, a Colorado corporation ("Access") and Paladin Consulting Inc., a Texas corporation ("Paladin") expanded our geographical footprint within the placement and contract staffing of information technology.

Our staffing services are provided through a network of twenty branch offices located in downtown or suburban areas of major U.S. cities in nine states. We have one office located in each of Arizona, Colorado, Georgia, Indiana, Illinois and Massachusetts, two offices in each of California, Texas, and three in Florida and seven offices in Ohio.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ change	% change
Direct Hire Placement Services	$2,059	$1,482	$577	39%
Professional Contract Services	14,733	1,857	12,876	693
Industrial Contract Services	4,874	6,457	(1,583)	(25)
Consolidated Net Revenues	$21,666	$9,796	$11,870	121%

Consolidated net revenues increased approximately $11,870 or 121% compared with the same period last year. The Company acquired Scribe as of April 1, 2015, Agile as of July 31, 2015, Access as of October 4, 2015, and Paladin as of January 1, 2016 which increased the professional contract services by approximately $1,225, $2,848, $4,422 and $4,240, respectively. The acquisitions of Agile, Access and Paladin increased direct hire placement service revenue by approximately $275, $147 and $66, respectively. With the recent capital raise and addition of executive management, the Company has stabilized its sales force and is investing in revenue growth. Industrial contract services were down due to the loss of a client, subsequent to the period ended March 31, 2015, with annual revenues of approximately two million dollars and due to certain non-profitable business that management eliminated. Management continues to take action to increase the number of experienced sales agents and recruiters to increase sales.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three-month period ended March 31, 2016 increased by approximately 123% to approximately $15,630 compared with the prior period of approximately $7,017. Cost of contract services, as a percentage of contract revenue, for the three month period ended March 31, 2016 stayed consistent with the prior period of approximately 72%. The slight change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from the Paladin acquisition as of January 1, 2016, offset by higher professional service contract revenue and the overall decrease in our workers compensation rates for the state of Ohio.

Gross Profit percentage by segment:

Gross Profit Margin %	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Direct hire placement services	100%	100%
Industrial contract services	10.75%	11.35%
Professional contract services	19.91%	30.35%
Combined Gross Profit Margin % (1)	27.86%	28.37%

__________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

•

Acquisition, integration and restructuring charges, are legal expenses, travel expenses, finders fees, severance agreements and other expenses that the Company has expensed as incurred and related to various transactions the Company has or expects to execute. The Company expects to have these expenses each quarter while we continue our growth strategy, however these expenses would not necessarily be incurred by the Company on a recurring basis in normal operations, without acquisitions.

The Company's largest selling, general and administrative expense is for compensation in the operating divisions. Most of the Company's sales agents and recruiters are paid on a commission basis and receive advances against future commissions. When commissions are earned, prior advances are applied against them and the sales agent or recruiter is paid the net amount. The Company recognizes the full amount as commission expense, and advance expense is reduced by the amount recovered. Thus, the Company's advance expense represents the net amount of advances paid, less amounts applied against commissions, plus commission accruals for billed but uncollected revenue.

Selling, general and administrative expenses for the three months ended March 31, 2016 increased by approximately $1,983 or 63% compared to the same period last year. The increase was primarily related to the general selling, general and administrative expenses of Scribe, Agile, Access, Paladin and the additional acquisition, integration and restructuring expenses of approximately $122 incurred during the period.

Amortization Expense

Amortization expense for the three months ended March 31, 2016, increased $354, or 437% compared with the same period last year, primarily as a result of the acquisitions and the related amortization of their identified intangible assets.

Change in Derivative Liability

Change in derivative liability for the three months ended March 31, 2016, decreased to $0, compared with the same period last year as a result of the Brio loan being fully converted to stock in the prior year.

Change in Contingent Consideration

At the time the Company makes an acquisition, the Company estimates contingent consideration, such as earn-outs or other guarantees that could affect the purchase price when the contingency is resolved. Contingent consideration is evaluated by management each quarter or when the contingency is resolved. The change in contingent consideration with respect to the Company's acquisitions was approximately $156 during the three months ended, March 31, 2016. The change is related to the known change of stock price at April 4, 2016 of $44 and the reduction of the expected earn-out payable to the former owners of Access of $200. The shares were issued on May 5, 2016.

Interest Expense

Interest expense for the three months ended March 31, 2016, increased $283, or 225% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Results of Operations – Six Months Ended March 31, 2016 Compared to the Six Months Ended March 31, 2015

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months Ended March 31,
(In thousands)	2016	2015	$ change	% change
Direct Hire Placement Services	$3,685	$2,932	$753	26%
Professional Contract Services	24,732	3,562	21,170	594
Industrial Contract Services	10,874	12,984	(2,110)	(16)
Consolidated Net Revenues	$39,291	$19,478	$19,813	102%

Consolidated net revenues increased approximately $19,813 or 102% compared with the same period last year. The Company acquired Scribe as of April 1, 2015, Agile as of July 31, 2015, Access as of October 4, 2015, and Paladin as of January 1, 2016 which increased the professional contract services by approximately $2,399, $5,390, $9,158 and $4,240, respectively. The acquisitions of Agile, Access and Paladin increased direct hire revenue by approximately $339, $147 and $66, respectively. With the recent capital raise and addition of executive management, the Company has stabilized its sales force and is investing in revenue growth. Industrial contract services were down due to the loss of a client, subsequent to the period ended March 31, 2015, with annual revenues of approximately two million dollars and due to certain non-profitable business that management eliminated. Management continues to take action to increase the number of experienced sales agents and recruiters to increase sales.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the six month period ended March 31, 2016 increased by approximately 104% to approximately $27,967 compared with the prior period of approximately $13,685. Cost of contract services, as a percentage of contract revenue, for the six month period ended March 31, 2016 increased approximately 1% to 71% compared with the prior period of approximately 70%. The change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from the Paladin acquisition as of January 1, 2016, offset by higher professional service contract revenue and the overall decrease in our workers compensation rates for the state of Ohio.

Gross Profit percentage by segment:

Gross Profit Margin %	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Direct hire placement services	100%	100%
Industrial contract services	11.3%	13.3%
Professional contract services	23.9%	32.0%
Combined Gross Profit Margin % (1)	28.8%	29.7%

____________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

•

Acquisition, integration and restructuring charges, are legal expenses, travel expenses, finders fees, severance agreements and other expenses that the Company has expensed as incurred and related to various transactions the Company has or expects to execute. The Company expects to have these expenses each quarter while we continue our growth strategy, however these expenses would not necessarily be incurred by the Company on a recurring basis in normal operations, without acquisitions.

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

Selling, general and administrative expenses for the six months ended March 31, 2016 increased by approximately $3,484 or 56% compared to the same period last year. The increase was primarily related to the general selling, general and administrative expenses of Scribe, Agile, Access, Paladin and the additional acquisition, integration and restructuring expenses of approximately $568 incurred during the period.

Amortization Expense

Amortization expense for the six months ended March 31, 2016, increased $606, or 365% compared with the same period last year, primarily as a result of the acquisitions and the related amortization of their identified intangible assets.

Change in Derivative Liability

Change in derivative liability for the six months ended March 31, 2016, decreased to $0, compared with the same period last year as a result of the Brio loan being fully converted to stock in the prior year.

Change in Contingent Consideration

At the time the Company makes an acquisition, the Company estimates contingent consideration, such as earn-outs or other guarantees that could affect the purchase price when the contingency is resolved. Contingent consideration is evaluated by management each quarter or when the contingency is resolved. The change in contingent consideration with respect to the Company's acquisitions was approximately $156 during the six months ended, March 31, 2016. The change is related to the known change of stock price at April 4, 2016 of $44 and the reduction of the expected earn-out payable to the former owners of Access of $200. The shares were issued on May 5, 2016.

Interest Expense

Interest expense for the six months ended March 31, 2016, increased $461, or 169% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings.

Taxes

There were no credits for income taxes as a result of the pretax losses incurred during the periods because there was not sufficient assurance that future tax benefits would be realized.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the six months ended March 31, 2016	For the six months ended March 31, 2015
Cash flows provided by (used in) operating activities	$683	$(1,713)
Cash flows used in investing activities	$(9,231)	$(171)
Cash flows provided by financing activities	$5,532	$2,604

As of March 31, 2016, the Company had cash and cash equivalents of approximately $2,916, which was a decrease of approximately $3,016 from approximately $5,932 at September 30, 2015. Working capital at March 31, 2016 was approximately $(3,241), as compared to working capital of approximately $5,636 for September 30, 2015. The cash has been used primarily in the acquisitions of several entities. Shareholders' equity at March 31, 2016 was approximately $22,028. At the Company's option, over $2,000 of its current liabilities related to the acquisitions can be paid in stock at market price, instead of cash.

Net cash provided by and used in operating activities for the six months ended March 31, 2016 and 2015 was approximately $683 and ($1,713), respectively. The fluctuation is due to the significant increase in accounts payable for the six months ended March 31, 2016 and offset by the reduction of accrued compensation and other current items. In addition to non-cash related expense for depreciation, amortization and stock compensation.

Net cash used in investing activities for the six months ended March 31, 2016 and 2015 was approximately ($9,231) and ($171), respectively. The primary use of cash was for the acquisitions of Access and Paladin during the six months ended March 31, 2016.

Net cash flow provided by financing activities for the six months ended March 31, 2016 was approximately $5,532 compared to $2,604 in the six months ended March 31, 2015. Fluctuations in financing activities are attributable to the level of net borrowings and the proceeds of the subordinated debt.

All of the Company's office facilities are leased. As of March 31, 2016, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $2,465.

On January 8, 2015, the Company completed a securities offering with 18 individuals who collectively purchased a total of 200,000 shares of Preferred Stock ("Series A Preferred Stock") from the Company for a total purchase price of $2,000. Each share of Series A Preferred stock was initially convertible, at the election of the holder, into 5 shares of the Company's common stock. The Company netted approximately $1,960, with approximately $1,000 used as working capital and the remaining $960 used for marketing, acquisitions, expansion and to further the operations of the Company. All shares of Series A Preferred Stock issued to the aforementioned individuals were converted into common stock prior to September 30, 2015.

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

On July 31, 2015, the Company entered into a Stock Purchase Agreement (the "Agile Agreement") with Tricia Dempsey. Pursuant to the terms of the Agile Agreement on July 31, 2015 the Company acquired 100% of the outstanding stock of Agile Resources, Inc., a Georgia corporation ("Agile"). The Company paid approximately $2,142 for net assets of approximately $92 and expects to pay an additional $500 during the year ended September 30, 2016.

On October 2, 2015, the Company issued and sold a subordinated note in the aggregate principal amount of $4,185 (the "Subordinated Note") to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement"). The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note ($566), was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of 91,309 shares of the Company's common stock (the "Interest Shares"). The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015, whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note.

On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000 to $10,000.

On October 4, 2015, the Company issued to the former owners of Access Data Consulting Corporation a Promissory Note in the principal amount of $3,000. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $28 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the former owners.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2016, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's second quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

As of March 31, 2016, there were no material legal proceedings pending against the Company.

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

GENERAL EMPLOYMENT ENTERPRISES, INC.
(Registrant)

Date: May 16, 2016	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial and Accounting Officer)

