Form 10-Q
period 2016-06-30
GEE Group Inc.
filed 2016-08-15
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-05707

GEE GROUP INC.
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

The number of shares outstanding of the registrant's common stock as of August 12, 2016 was 9,378,892.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	June 30,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$3,558	$5,932
Accounts receivable, less allowances (June - $600; September - $524)	11,358	6,156
Other current assets	1,259	942
Total current assets	16,175	13,030
Property and equipment, net	637	706
Other long-term assets	18	22
Goodwill	17,989	8,220
Intangible assets, net	11,464	4,896
TOTAL ASSETS	$46,283	$26,874

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$8,012	$2,850
Accounts payable	1,555	825
Accrued compensation	3,686	2,687
Other current liabilities	314	532
Short-term portion of subordinated debt	1,353	-
Contingent consideration	2,750	500
Total current liabilities	17,670	7,394

Deferred rent	255	243
Subordinated debt	4,995	-
Other long-term liabilities	61	-
Total long-term liabilities	5,311	243
Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 9,379
shares at June 30, 2016 and 8,833 shares at September 30, 2015	-	-
Additional paid in capital	37,416	33,492
Accumulated deficit	(14,114)	(14,255)
Total shareholders' equity	23,302	19,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,283	$26,874

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

NET REVENUES:
Contract staffing services	$20,311	$9,502	$55,917	$26,048
Direct hire placement services	1,671	1,948	5,356	4,880
NET REVENUES	21,982	11,450	61,273	30,928
Cost of contract services	15,708	7,803	43,675	21,488
Selling, general and administrative expenses	5,205	3,270	14,856	9,454
Acquisition, integration and restructuring expense	29	-	597	30
Depreciation expense	103	31	245	94
Amortization of intangible assets	415	139	1,187	305
INCOME (LOSS) FROM OPERATIONS	522	207	713	(443)
Change in derivative liability	-	68	-	(2,251)
Change in contingent consideration	425	-	581	-
Interest expense	(418)	(133)	(1,152)	(406)
Loss on extinguishment of debt	-	(24)	-	(234)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	$529	$118	$142	$(3,334)
Provision for income tax	(1)	-	(1)	-
NET INCOME (LOSS)	$528	$118	$141	$(3,334)

PREFERRED STOCK DIVIDEND	-	(170)	-	(207)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	528	(52)	141	(3,541)

BASIC INCOME (LOSS) PER SHARE	0.06	(0.02)	0.02	(1.25)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	9,373	3,099	9,292	2,830
DILUTED INCOME (LOSS) PER SHARE	0.05	(0.02)	0.01	(1.25)
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	9,857	3,099	9,866	2,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

	Common Stock	Additional Paid	Preferred Stock	Preferred	Accumulated	Total Shareholders'
	Shares	In Capital	Shares	Stock	Deficit	Equity

Balance, September 30, 2014	2,589	$11,658	-	$-	$(9,593)	$2,065

Proceeds from sale of preferred, net of fees	-	-	200	1,961	-	1,961

Issuance of preferred shares for acquisition of Scribe	-	-	640	6,265	-	6,265

Conversion of note payable	317	2,867	-	-	-	2,867

Issuance of stock for board of directors	35	258	-	-	-	258

Issuance of warrant for Scribe acquisition	-	1,330	-	-	-	1,330

Exercise of stock options	62	194	-	-	-	194

Issuance of stock for the exercise of warrants and options, cashless	149	-	-	-	-	-

Issuance of stock for conversion of preferred stock (including accrued dividends)	4,315	8,226	(840)	(8,226)	-	-

Stock compensation expense	-	340	-	-	-	340

Issuance of stock, net of expenese and warrants issued	1,246	7,754	-	-	-	7,754

Issuance of stock for acquisition of Agile	120	865	-	-	-	865

Net loss	-	-	-	-	(4,662)	(4,662)

Balance, September 30, 2015	8,833	$33,492	-	$-	$(14,255)	$19,237

Shares issued for JAX Legacy debt (see note 9)	95	589	-	-	-	589

Issuance of common stock for acquisition of Access Data Consulting Corporation	123	544	-	-	-	544

Amortization of stock option expense	-	594	-	-	-	594

Issuance of common stock for acquisition of Access Data Consulting Corporation	328	2,197	-	-	-	2,197

Net income	-	-	-	-	141	141

Balance, June 30, 2016	9,379	$37,416	-	$-	$(14,114)	$23,302

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$141	$(3,334)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,432	415
Stock compensation expense	594	182
Provision for doubtful accounts	(44)	40
Stock issued for services	-	189
Amortization of debt discount	161	-
Change in contingent consideration	(581)	-
Change in fair value of derivative liability	-	2,120
Loss on extinguishment of debt	-	234
Changes in operating assets and liabilities
Accounts receivable	111	(758)
Accounts payable	274	(363)
Accrued compensation	(301)	(1,185)
Other current items, net	(1,243)	950
Derivative liability	-	-
Long-term liabilities	123	-
Net cash provided by (used in) operating activities	667	(1,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(60)	(71)
Acquisition payments, net of cash acquired	(9,395)	-
Partial payment of earn-out	-	(59)
Net cash used in investing activities	(9,455)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net	2,724	486
Proceeds from subordinated debt	4,107	-
Proceeds from sale of preferred stock, net	-	1,961
Proceeds from sale of common stock, net	-	194
Payments on the debt related to acquisitions	(356)	-
Payments on capital lease	(61)	(56)
Net cash provided by financing activities	6,414	2,585

Net change in cash	(2,374)	945

Cash at beginning of period	5,932	168

Cash at end of period	$3,558	$1,113

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$684	$248
Cash paid for taxes	$-	$-
Issuance of preferred shares for acquisition	$-	$(135)
Non-cash financing activities
Conversion of note payable	$-	$2,867
Issuance of shares for accrued board fees	$-	$69
Conversion of preferred stock	$-	$108
Stock paid for prepaid interest on subordinated note	$566	$-
Stock paid for fees in connection with subordinated note	$23	$-
Issuance of common stock for acquisition	$2,197	$-
Note issued in connection with acquisition	$3,000	$-
Earn-out liability, contingent consideration, and other liabilities incurred in connection with acquisition	$4,246	$-
Payment of contingent consideration with common shares	$544	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

GEE Group Inc. (the "Company", "us", "our" or "we") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of permanent and temporary professional, industrial and physician assistant staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our commercial clients. As a result of our acquisition of Scribe Solutions in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 as filed on December 29, 2015.

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

In 2013, the Company entered into a three year revolving credit agreement with ACF Finco I LP (formerly Keltic) to provide working capital financing. The agreement allows ACF Finco I LP to advance the Company funds based on a percentage of eligible invoices. Management believes with current cash flow from operations, the equity offerings below and the availability under the ACF Finco I LP loan agreement, the Company will have sufficient liquidity for the next 12 months. Management expects to renew or replace this credit facility with the same or better terms, prior to its expiration in September of 2016.

On January 8, 2015, the Company completed a securities offering with 18 individuals who collectively purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $960,000 for marketing, acquisitions, expansion and to further the operations of the Company. The Preferred Stock was designated by the Company on December 15, 2014 through the filing of a Certificate of Designation of Series A Convertible Preferred Stock with the Illinois Secretary of State. Each share of Preferred Stock was initially convertible, at the election of the holder, into 50 shares of the Company's Common Stock. The foregoing conversion ratio is subject to standard adjustment mechanisms, as set forth in the Designation. All of the series A Convertible Preferred Stock have been converted into shares of Common Stock.

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

The Company received net proceeds from this offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $7,800,000 and issued 1,246,000 shares of Common Stock, this includes the Respresentative's exercise of the over-allotment option.

The offering was made pursuant to the Company's effective Registration Statement on Form S-3 (File No. 333- 204080), as amended and supplemented filed with the Securities and Exchange Commission (the "SEC").

The Company also issued warrants (the "Underwriter's Warrant") to the Underwriters to purchase up to a total of approximately 125,000 shares of Common Stock, at a price of $8.40 per share that are exercisable for five years. The Underwriter's Warrant has a seven-year piggyback registration right with respect to shares of common stock underlying the Underwriter's Warrant from the date of the Underwriting Agreement.

On October 2, 2015, the Company issued and sold a subordinated note in the aggregate principal amount of $4,185,000 (the "Subordinated Note") to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement"). The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note ($566,000), was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of approximately 91,000 shares of the Company's common stock (the "Interest Shares"). The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note.

On October 4, 2015, the Company issued to the Sellers of Access Data Consulting Corporation a Sellers' Promissory Note for $3,000,000 (see note 10). Interest on the outstanding principal balance of the Sellers' Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Sellers' Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of approximately $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Sellers' Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers.

Principles of Consolidation

The condensed unaudited consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

Reverse Stock Split

On October 9, 2015, the Company filed a certificate of change to its amended and restated articles of incorporation with the Secretary of the State of Illinois in order to effectuate a reverse stock split of its issued and outstanding common stock on a 1-for-10 basis (the "Reverse Stock Split"); and increased the total number of authorized shares of Common Stock of the Company from 20,000,000 post Reverse Stock Split, to 200,000,000.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $374,000 and $664,000 as of June 30, 2016 and 2015 respectively. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $76,000 and $86,000 as of June 30, 2016 and September 30, 2015 respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At June 30, 2016 and September 30, 2015, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $600,000 and $524,000 is considered necessary as of June 30, 2016 and September 30, 2015, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine month periods ended June 30, 2016 and 2015.

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

The fair value of the Company's current assets and current liabilities approximate their carrying values due to their short term nature. The carrying value of the Company's long-term liabilities represents their fair value based on level 3 inputs, as further discussed in note 8. The Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 208,000 and 525,000 of common stock equivalents excluded for the nine months and three months ended June 30, 2015, respectively, because their effect is anti-dilutive. Common share equivalents of approximately 575,000 and 484,000 was included in the computation of diluted earnings per share for the nine months and three months ended June 30, 2016. There were approximately 392,000 and 428,000 of common stock equivalents excluded for the three and nine months ended June 30, 2016, respectively because their effect is anti-dilutive.

Advertising Expenses

The majority of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three and nine months ended June 30, 2016 and 2015, included in selling, general and administrative expenses was advertising expense totaling approximately $233,000 and $781,000, and approximately $164,000 and $514,000, respectively.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the nine months ended June 30, 2016 and 2015.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended June 30, 2015 to conform to the current year presentation.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

(In thousands)	Useful Lives	June 30, 2016	September 30, 2015

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,454	2,278
Total property and equipment, at cost		3,901	3,725
Accumulated depreciation and amortization		(3,264)	(3,019)
Property and equipment, net		$637	$706

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and nine month periods ended June 30, 2016 and 2015 was approximately $103,000 and $245,000, and $32,000 and $110,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired from various acquisitions. Goodwill is not amortized. The Company performs a goodwill impairment test annually, by reporting unit, in the fourth quarter of the fiscal year, or whenever potential impairment triggers occur. Should the two-step process be necessary, the first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value including goodwill. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from the reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future margins, capital needs, economic trends and other factors. If the carrying value of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value. There was no impairment recorded during the three and nine month periods ended June 30, 2016 and 2015.

Intangible Assets

As of June 30, 2016

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$10,744	$2,392	$8,352
Trade Name	2,428	223	2,205
Non-Compete Agreements	1,060	153	907
	$14,232	$2,768	$11,464

As of September 30, 2015

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$5,232	$1,557	$3,675
Trade Name	1,057	56	1,001
Non-Compete Agreements	225	5	220
	$6,514	$1,618	$4,896

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $399,000 and $1,150,000 and $139,000 and $305,000 for the three and nine months ended June 30, 2016 and 2015, respectively. In addition to amortization expense for intangible assets, the Company incurred amortization of deferred financing fees of $16,000 and $37,000 for the three and nine months ended June 30, 2016, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $11,464,000, as follows: fiscal 2016 - $388,000 fiscal 2017 - $1,476,000, fiscal 2018 - $1,480,000, fiscal 2019 - $1,485,000, fiscal 2020 - $1,482,000 and thereafter - $5,153,000.

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

6. Short-term Debt

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. At June 30, 2016 and 2015 the interest rate was 6.5%. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000 and adjust the future covenants as outlined below and update the overall document to reflect changes to the business. The Company has entered into other Amendments with ACF that did not materially change the terms of the Note. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto. The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a)	The three (3) consecutive calendar month period ending on December 31, 2015, to be a number greater than negative Two Hundred Twenty-Five Thousand and 00/100 Dollars (-$225,000);

(b)	The six (6) consecutive calendar month period ending on March 31, 2016, to be no less than Nine Hundred Thirty-two Thousand Eight Hundred and 00/100 Dollars ($932,000);

(c)	The nine (9) consecutive calendar month period ending on June 30, 2016, to be no less than Two Million Sixty-five Thousand and 00/100 Dollars ($2,065,000);

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

As of June 30, 2016, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At June 30, 2016, there was approximately $894,000 available on the line of credit. The interest expense related to the lines of credit for the three and nine months ended June 30, 2016 and 2015 approximated $205,000 and $496,000 and $99,000 and $300,000, respectively.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

8. Subordinated Debt

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement") in the amount of $4,185,000. The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note, was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of approximately 91,000 shares of the Company's common stock (the "Interest Shares") valued at approximately $566,000. The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note. The Company paid fees of approximately $25,000 and 3,000 shares of common stock to the Investor, valued at approximately $23,000. In addition, the Company had approximately $33,000 of legal fees related to the transaction. Total discount recorded at issuance was approximately $647,000. Total amortization of debt discount for the nine months ended June 30, 2016 was approximately $161,000.

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation (see note 10) a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers of Access Data Consulting Corporation.

Balance as of June 30, 2016 (In Thousands)
JAX Legacy debt	$4,185
Access Data debt	2,646
JAX Legacy debt discount	(483)

Total debt	6,348

Short-term portion of debt	(1,353)

Long-term portion of debt	$4,995

Over the next four years, the payments of subordinated debt will total approximately $6,831 as follows: fiscal 2016 - $136 fiscal 2017 - $1,285, fiscal 2018 - $1,225, fiscal 2019 - $4,185.

9. Equity

On October 2, 2015, the Company issued approximately 95,000 shares of common stock to JAX Legacy related to the subordinated note. The stock was valued at approximately $589,000.

On October 4, 2015, the Company issued approximately 328,000 shares of common stock to the sellers of Access Data Consulting Corporation. The Company also agreed if the closing price of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date. The Company has recorded a liability of approximately $500,000 in contingent consideration.

On April 4, 2016, the Company issued approximately 123,000 shares of common stock to the sellers of Access Data Consulting Corporation related to the guarantee (see note 10). This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than the $2,000,000 six month guarantee provided in the Access Data Agreement and based on the closing stock price of $4.44 per common share.

Stock Options

The Company has recognized compensation expense in the amount of approximately $202,000 and $594,000 during the three and nine months ended June 30, 2016, respectively, related to the issuance of stock options.

In September of 2015, the Company granted options to purchase approximately 46,000 common shares of the Company's stock at an average price of $6.70 per common share. The expense was estimated using Black-Scholes option pricing model using an average expected life of 10 years, expected stock volatility of 99% and a risk free rate of 2.2%. The average fair value of stock options granted was estimated to be $6.00 per share in fiscal 2016.

In January of 2016, the Company granted stock options to purchase up to approximately 61,000 of the Company's common stock, at an average price of $5.13 per common share. The expense was estimated using Black-Scholes option pricing model using an average expected life of 10 years, expected stock volatility of 99% and a risk free rate of 2.2%. The average fair value of stock options granted was estimated to be $5.13 per share in fiscal 2016.

10. Acquisitions

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

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $7,800,000 which was the estimated fair value of the Company at the date of acquisition. The estimate was based on the consideration paid of 640,000 preferred shares and the 635,000 warrants granted. The 640,000 preferred shares are valued at approximately $6,400,000, and the 635,000 warrants are valued at approximately $1,330,000. The Black-Scholes option pricing model was used to value the warrants based upon an expected stock price volatility of 253.7%, a 10 year expected life of the warrant and a risk free interest rate of approximately 1.6%.

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

(in Thousands)

$676	Assets Purchased
452	Liabilities Assumed
224	Net Assets Purchased
7,730	Purchase Price
$7,506	Intangible Asset from Purchase

The primary intangible assets acquired have been identified as the customer list, trade name and goodwill and have been allocated as follows:

$1,470	Customer relationships
746	Trade name
5,290	Goodwill
$7,506	Intangible Asset from Purchase

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

Under the purchase method of accounting, the transaction was valued for accounting purposes at $3,507,000, which was the estimated fair value of the consideration paid by the Company, after it was determined post closing that the net working capital was only approximately $92,000. The estimate was based on the consideration paid of approximately 120,000 shares of common stock valued based on the closing price on July 31, 2015 of $7.20 per share and estimated cash of approximately $2,642,000 paid based on terms of the agreement.

The assets and liabilities of Agile are recorded at their respective fair values as of the closing date of the Agile Agreement, and the following table summarizes these values. This included approximately $500,000 of contingent consideration management estimated at the date of closing would be paid.

The intangibles were recorded, based on the estimated of fair value, which consist primarily of customer relationships with an estimated life of five to ten years and goodwill.

(in Thousands)

$1,571	Assets Purchased
1,479	Liabilities Assumed
92	Net Assets Purchased
3,507	Purchase Price
$3,415	Intangible Asset from Purchase

Intangible asset detail

$1,071	Intangible asset customer relationships
295	Intangible asset trade name
225	Intangible asset non-compete agreement
1,824	Goodwill
$3,415	Intangible Asset from Purchase

Goodwill and intangibles related to the acquisition of Agile will not be deductible for tax purposes.

Access

On October 4, 2015, the Company entered into a Stock Purchase Agreement (the "Access Data Agreement") with William Daniel Dampier and Carol Lee Dampier (collectively, the "Sellers"). Pursuant to the terms of the Access Data Agreement the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation ("Access Data"), for a purchase price (the "Purchase Price") equal to $13,000,000 plus or minus the NWC Adjustment Amount (as defined below) plus up to $2,000,000 of an "earnout".

The consideration shall be paid as follows:

•	Cash Payment to Sellers. At the closing, the Company paid to Sellers $7,000,000 in cash (the "Closing Cash Payment").

•

Working Capital Reserve Fund. In addition to the Closing Cash Payment to Sellers, the Company shall pay to Sellers an additional $1,000,000 (the "Working Capital Holdback"), plus or minus the NWC Adjustment Amount, in cash within twenty (20) days after the completion of an audit of Access Data's financial information from its most recent fiscal year end to the closing date, but in any event not later than ninety (90) days after the closing date. The estimated working capital was approximately $1,879,000. As of May 14, 2016, the Company had fully paid the liability related to the Working Capital Reserve Fund.

21

•

Purchase Price Adjustment – Working Capital. The Purchase Price will be adjusted (positively or negatively) based upon the difference in the book value of the "Closing Working Capital" as compared to the "Benchmark Working Capital" of $2 million (such difference to be called the "NWC Adjustment Amount"). If the NWC Adjustment Amount is positive the Purchase Price will be increased by the NWC Adjustment Amount. If the NWC Adjustment Amount is negative, the Purchase Price will be decreased by the NWC Adjustment Amount. If the Purchase Price increases, then the Company will pay to the Sellers the sum of the increase plus the Working Capital Holdback within twenty (20) days of a final determination. If the Purchase Price decreases then Sellers will pay the amount of the decrease to the Company within twenty (20) days of a final determination, which first shall be funded from the Working Capital Holdback held by the Company (which shall be credited to the Sellers). If the amount of the Purchase Price decrease exceeds the Working Capital Holdback, then the Sellers will pay the difference to the Company within twenty (20) days of a final determination. If the Working Capital Holdback exceeds the payment due from the Sellers, then the remaining balance of those funds after the payment to the Company shall be paid to the Sellers.

•

Sellers' Promissory Notes at the closing, the Company delivered to the Sellers a Subordinated Nonnegotiable Promissory Note (the "Sellers' Promissory Note") executed by the Company in the aggregate principal amount of $3,000,000. The Sellers' Promissory Note is secured by the certain collateral of the Company pursuant to a Security Agreement dated as of October 4, 2015 by and among the Company and the Sellers (the "Security Agreement").

•

Earnout Payment. Up to an additional $2,000,000 (the "Earnout") may be paid by the Company to the Sellers with respect to the fiscal year ended September 30, 2016, subject to the satisfaction of certain earnout provisions contained in the Access Data Agreement. Any earnout payment to be paid by the Company shall be paid 50% in the form of cash and 50% in the form of shares of Company common stock. A contingent liability of $2,000,000 was initially recorded in contingent consideration related to this potential earn-out based on Managements' estimated first year performance at the time of the acquisition. As of June 30, 2016 management has changed that estimate to $1,000,000 based on current performance of the Company. The Company recognized a gain on change of contingent consideration of approximately $1,000,000 for the nine months ended June 30, 2016.

•

Payment of Shares of Company Common Stock. Two Million Dollars ($2,000,000) of the Purchase Price will be paid in issued shares of common stock of the Company. The number of shares of common stock payable to the Sellers will be approximately 328,000 shares at $6.10 per share (the "Issue Price"); provided however, that if, during such twenty (20) day trading period, the Company pays a dividend in, splits, combines into a smaller number of shares, or issues by reclassification any additional shares of its common stock (a "Stock Event"), then the closing prices used in the above calculation shall be appropriately adjusted to provide the Sellers the same economic effect as contemplated by this Agreement prior to such action. This stock was valued at approximately $2,197,000 based on the closing price of $6.70 on October 5, 2015. If the closing price of the shares of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date, the "guarantee". A contingent liability of $500,000 was recorded in contingent consideration related to this potential adjustment in shares issued. On April 4, 2016 the Company issued approximately 123,000 shares of common stock to the Sellers of Access Data Consulting Corporation. This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than $2,000,000 six month guaranteed and based on the closing stock price of $4.44 per common share. The Company recognized a loss on change of contingent consideration of approximately $44,000 for the nine months ended June 30, 2016.

On October 4, 2015, the Company issued to the Sellers the Sellers' Promissory Note. Interest on the outstanding principal balance of the Sellers' Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Sellers' Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of approximately $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Sellers' Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers.

The intangibles were recorded, based on the estimated of fair value, which consist primarily of customer lists with an estimated life of five to ten years and goodwill.

(in Thousands)

$3,597	Assets Purchased
1,659	Liabilities Assumed
1,938	Net Assets Purchased
15,568	Purchase Price
$13,630	Intangible Asset from Purchase

Intangible asset detail

$4,566	Intangible asset customer relationships
756	Intangible asset trade name
593	Intangible asset non-compete agreement
7,715	Goodwill
$13,630	Intangible Asset from Purchase

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of Access will be fully deductible for tax purposes.

Paladin

GEE Group Inc. (the "Company") entered into a Stock Purchase Agreement dated as of January 1, 2016 (the "Paladin Agreement") with Enoch S. Timothy and Dorothy Timothy (collectively, the "Sellers"). Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation ("Paladin"), for a purchase price (the "Purchase Price") equal to $1,750,000, minus the Circle Lending Loan Amount (as defined below) plus up to $1,000,000 in contingent promissory notes, minus the NWC Reduction Amount (as defined below) (if any) plus up to $1,250,000 of "earnouts".

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

23

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

•

Earnout Payment. Up to an additional $750,000 of the Purchase Price (the "Earnout") will subsequently be paid by the Company to Sellers with respect to the Earnout Period, in accordance with and subject to the terms and conditions in the Paladin Agreement. Any Earnout payment made by the Company, shall, at the option of the Company, be paid (i) in shares of common stock of the Company or (ii) in immediately available funds. Certain "Retention Bonuses" (as defined in the Paladin Agreement) paid to employees of Paladin on or before February 1, 2017, but not exceeding $275,000 in the aggregate will reduce the Earnout payment. For the three month and nine months ended June 30, 2016 the Company recognized a $375,000 loss on change of contingent consideration.

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

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $2,625,000, which was the estimated fair value of the consideration paid by the Company, after it was determined post-closing that the net negative working capital was approximately $1,387,000. The estimate was based on the consideration paid of $1,750,000 paid in cash, approximately $500,000 of contingent stock consideration related to Paladin exceeding the threshold EBITDA of $650,000 and the estimated contingent consideration related to Paladin exceeding the threshold EBITDA of $650,000 by approximately $75,000. A contingent liability of $375,000 was initially recorded related to this earn-out, which is five times the estimated EBITDA above the $650,000 threshold. Management does not expect to recover the negative working capital directly from the Seller, only a reduction in possible future earn-out payments. As of June 30, 2016, management revalued the contingent liability to the full $750,000 with a $375,000 loss recognized in the income statement.

The assets and liabilities of Paladin were recorded at their respective fair values as of the closing date of the Paladin Agreement, and the following table summarizes these values based on the estimated balance sheet at January 1, 2016.

The intangibles were recorded, based on the estimated fair value, which are expected to consist primarily of customer lists, trade name and a non-compete agreement with estimated lives of five to ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets will be adjusted accordingly.

(in Thousands)

$2,460	Assets Purchased
3,693	Liabilities Assumed
(1,233)	Net Assets Purchased
2,625	Purchase Price
$3,858	Intangible Asset from Purchase

Intangible asset detail

$947	Intangible asset customer list
615	Intangible asset trade name
242	Intangible asset non-compete agreement
2,054	Goodwill
$3,858	Intangible Asset from Purchase

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

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisitions occurred on October 1, 2014, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and nine months ended June 30, 2015 and nine months ended June 30, 2016 as if the acquisition occurred on October 1, 2014. The pro forma results of operations for the nine months ended June 30, 2016 only include Paladin, as all other acquisitions either occurred prior to October 1, 2015 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $1,475,000 per year for all four acquisitions.

(in Thousands, except per share data)

Pro Forma, unaudited	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Net sales	$23,718	$66,058	$69,647
Cost of sales	$17,671	$47,571	$52,096
Operating expenses	$5,574	$17,737	$16,698
Net income (loss)	$449	$(8)	$(1,842)
Basic income (loss) per common share	$0.05	$(0.00)	$(0.20)
Dilutive income (loss) per common share	$0.05	$(0.00)	$(0.20)

The Company's consolidated financial statements for the three and nine months ended June 30, 2016 include the actual results of Scribe Solutions Inc., Agile Resources, Inc., Access Data Consulting Corporation and Paladin Consulting, Inc. since the date of acquisition, respectively.

Revenue and net income for each acquisition for the 3 months ended June 30, 2016 included in the statement of operations (in Thousands)	Revenue	Net Income
Scribe Solutions, Inc.	$925	$197
Agile Resources, Inc.	$2,940	$262
Access Data Consulting Corporation	$4,656	$333
Paladin Consulting, Inc.	$5,263	$375

Revenue and net income for each acquisition for the 9 months ended June 30, 2016 included in the statement of operations (in Thousands)	Revenue	Net Income
Scribe Solutions, Inc.	$3,324	$673
Agile Resources, Inc.	$8,829	$743
Access Data Consulting Corporation	$14,110	$1,054
Paladin Consulting, Inc.	$9,816	$405

11. Commitments and Contingencies

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

Rent expense was approximately $345,000 and $847,000 and $192,000 and $578,000 for the three and nine month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $2,540,000 as follows: fiscal 2016 - $227,000, fiscal 2017 - $823,000, fiscal 2018 - $691,000, fiscal 2019 - $526,000, fiscal 2020 - $231,000 and thereafter - $42,000.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2016	2015	2016	2015

Direct Hire Placement Services
Revenue	$1,671	$1,948	$5,356	$4,880
Placement services gross margin	100%	100%	100%	100%
Operating income (loss)	$(32)	$133	$199	$(127)
Depreciation & amortization	54	46	167	141
Accounts receivable – net	630	660	630	660
Intangible asset	20	139	20	139
Goodwill	24	24	24	24
Total assets	$4,443	$10,532	$4,443	$10,532

Contract Staffing Services
Industrial services revenue	$5,356	$6,897	$16,230	$19,881
Professional services revenue	14,955	2,605	39,687	6,167
Industrial services gross margin	13.07%	12.06%	11.86%	12.85%
Professional services gross margin	26.10%	34.28%	25.99%	32.93%
Operating income	$1,393	$266	$3,168	$1,003
Depreciation and amortization	464	124	1,265	258
Accounts receivable net – industrial services	2,556	3,584	2,556	3,584
Accounts receivable net – professional services	8,172	1,381	8,172	1,381
Intangible assets	11,444	3,330	11,444	3,330
Goodwill	17,965	6,372	17,965	6,372
Total assets	$41,840	$6,988	$41,840	$6,988

Unallocated Expenses
Corporate administrative expenses	$560	$96	$1,333	$761
Corporate facility expenses	48	50	130	138
Stock compensation expense	202	46	594	182
Board related expenses	-	-	-	238
Acquisition, integration and restructuring expense	29	-	597	-
Total unallocated expenses	$839	$192	$2,654	$1,319

Consolidated
Total revenue	$21,982	$11,450	$61,273	$30.928
Operating income (loss)	522	207	713	(443)
Depreciation and amortization	518	170	1,432	399
Total accounts receivable – net	11,358	5,625	11,358	5,625
Intangible assets	11,464	3,469	11,464	3,469
Goodwill	17,989	6,396	17,989	6,396
Total assets	$46,283	$17,520	$46,283	$17,520

13. Subsequent Events

On July 12, 2016, the Company filed an Articles of Amendment to its Amended and Restated Certificate of Incorporation (the "Articles of Amendment") with the Secretary of State of Illinois to change the name of the Company to "GEE Group Inc." (the "Name Change Amendment"). The Name Change Amendment was approved by the Company's shareholders at the annual meeting held on July 12, 2016, and became effective on July 18, 2016.

The Company effected this name change to better reflect the fact that it provides and markets its staffing services under a variety of different trade names and operating brands. The Company's new CUSIP number for the Company's Common Stock, no par value, in connection with the Name Change Amendment is 36165A 201.

A form of the Articles of Amendment that was filed with the Secretary of State of Illinois was filed as Exhibit 3.1 to the Form 8-K filed with the SEC on July 14, 2016.

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

Our staffing services are provided through a network of twenty branch offices located in downtown or suburban areas of major U.S. cities in ten states. We have one office located in each of Arizona, Colorado, Georgia, Indiana, Illinois and Massachusetts, two offices in each of California, Texas, and three in Florida and seven offices in Ohio.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended June 30,
(In thousands)	2016	2015	$ change	% change
Direct Hire Placement Services	$1,671	$1,948	$(277)	(14)%
Professional Contract Services	14,955	2,605	12,350	474
Industrial Contract Services	5,356	6,897	(1,541)	(22)
Consolidated Net Revenues	$21,982	$11,450	$10,532	92%

Consolidated net revenues increased approximately $10,532,000 or 92% compared with the same period last year. The Company acquired Agile as of July 31, 2015, Access as of October 4, 2015, and Paladin as of January 1, 2016 which increased the professional contract services by approximately $2,606,000, $4,632,000 and $5,201,000, respectively. The acquisitions of Agile, Access and Paladin increased direct hire placement service revenue by approximately $334,000, $25,000 and $62,000, respectively for the three months ended June 30, 2016. With the July 2015 capital raise and addition of executive management, the Company has stabilized its sales force and is investing in revenue growth. Industrial contract services were down due to the loss of a client, subsequent to the period ended March 31, 2015, with annual revenues of approximately two million dollars and due to certain non-profitable business that management eliminated. Management continues to take action to increase the number of experienced sales agents and recruiters to increase sales.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three-month period ended June 30, 2016 increased by approximately 101% to approximately $15,708,000 compared with the same period last year of approximately $7,803,000. Cost of contract services, as a percentage of contract revenue, for the three-month period ended June 30, 2016 increased approximately 3% to 71% compared with the same period last year of approximately 68%. The change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from the Paladin acquisition as of January 1, 2016, offset by higher professional service contract revenue due to acquisitions and the overall decrease in our workers' compensation rates for the state of Ohio.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	June 30, 2016	June 30, 2015
Direct hire placement services	100%	100%
Industrial contract services	13.07%	12.06%
Professional contract services	26.10%	34.28%
Combined Gross Profit Margin % (1)	28.54%	31.85%

__________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

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

•	Occupancy costs, which includes office rent, and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

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

Selling, general and administrative expenses for the three months ended June 30, 2016 increased by approximately $1,935,000 or 59% compared to the same period last year. The increase was primarily related to the inclusion of general selling, general and administrative expenses of Agile, Access and Paladin following their acquisitions by the Company.

Acquisition, Integration and Restructuring Charges

Acquisition, integration and restructuring charges, are legal expenses, travel expenses, finder's fees, severance agreements and other expenses that the Company has expensed as incurred and related to various transactions the Company has or expects to execute. The Company expects to have these expenses each quarter while we continue our growth strategy, however these expenses would not necessarily be incurred by the Company on a recurring basis in normal operations, without acquisitions.

The acquisition, integration and restructuring charges for the three months ended June 30, 2016, increased $29,000 compared with the same period last year as the Company continues to evaluate potential acquisitions of Agile, Access and Paladin and perform due diligence, however no acquisitions were closed during the period.

Amortization Expense

Amortization expense for the three months ended June 30, 2016, increased $276,000, or 199% compared with the same period last year, primarily as a result of the acquisitions and the related amortization of their identified intangible assets.

Change in Derivative Liability

Change in derivative liability for the three months ended June 30, 2016, decreased to $0, compared with the same period last year as a result of the Brio loan being fully converted to stock in the prior year.

Change in Contingent Consideration

At the time the Company makes an acquisition, the Company estimates contingent consideration, such as earn-outs or other guarantees that could affect the purchase price when the contingency is resolved. Contingent consideration is evaluated by management each quarter or when the contingency is resolved. The change in contingent consideration with respect to the Company's acquisitions was approximately $425,000 during the three months ended, June 30, 2016. The change was related to $800,000 gain recognized from the reduction in Access contingent consideration as a result of a decrease in expected EBITDA, offset by a $375,000 loss recognized for the increase in Paladin expected contingent consideration as a result of an increase in their expected EBITDA.

Interest Expense

Interest expense for the three months ended June 30, 2016, increased $285,000, or 214% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions.

Results of Operations – Nine Months Ended June 30, 2016 Compared to the Nine Months Ended June 30, 2015

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months Ended June 30,
(In thousands)	2016	2015	$ change	% change
Direct Hire Placement Services	$5,356	$4,880	$476	10%
Professional Contract Services	39,687	6,167	33,520	544
Industrial Contract Services	16,230	19,881	(3,651)	(18)
Consolidated Net Revenues	$61,273	$30,928	$30,345	98%

Consolidated net revenues increased approximately $30,345,000 or 98% compared with the same period last year. The Company acquired Scribe as of April 1, 2015, Agile as of July 31, 2015, Access as of October 4, 2015, and Paladin as of January 1, 2016 which increased the professional contract services by approximately $3,324,000, $8,156,000, $13,938,000 and $9,688,000, respectively. The acquisitions of Agile, Access and Paladin increased direct hire revenue by approximately $673,000, $172,000 and $128,000, respectively. With the July 2015 capital raise and addition of executive management, the Company has stabilized its sales force and is investing in revenue growth. Industrial contract services were down due to the loss of a client, subsequent to the period ended March 31, 2015, with annual revenues of approximately two million dollars and due to certain non-profitable business that management eliminated. Management continues to take action to increase the number of experienced sales agents and recruiters to increase sales.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the nine-month period ended June 30, 2016 increased by approximately 103% to approximately $43,675,000 compared with the same period last year of approximately $21,488,000. Cost of contract services, as a percentage of contract revenue, for the nine-month period ended June 30, 2016 increased approximately 2% to 71% compared with the same period last year of approximately 69%. The change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from the Paladin acquisition as of January 1, 2016, offset by higher professional service contract revenue due to acquisitions and the overall decrease in our workers' compensation rates for the state of Ohio.

Gross Profit percentage by segment:

	Nine Months Ended	Nine Months Ended
Gross Profit Margin %	June 30, 2016	June 30, 2015
Direct hire placement services	100%	100%
Industrial contract services	11.86%	12.85%
Professional contract services	25.99%	32.93%
Combined Gross Profit Margin % (1)	28.72%	30.52%

_____________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

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

•	Occupancy costs, which includes office rent and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

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

Selling, general and administrative expenses for the nine months ended June 30, 2016 increased by approximately $5,402,000 or 57% compared to the same period last year. The increase was primarily related to the general selling, general and administrative expenses of Scribe, Agile, Access and Paladin.

Acquisition, Integration and Restructuring Charges

Acquisition, integration and restructuring charges, are legal expenses, travel expenses, finder's fees, severance agreements and other expenses that the Company has expensed as incurred and related to various transactions the Company has or expects to execute. The Company expects to have these expenses each quarter while we continue our growth strategy, however these expenses would not necessarily be incurred by the Company on a recurring basis in normal operations, without acquisitions.

The acquisition, integration and restructuring charges for the nine months ended June 30, 2016, increased $567,000 compared with the same period last year as the Company continues to evaluate potential acquisitions and perform due diligence, however no acquisitions were closed during the period.

Amortization Expense

Amortization expense for the nine months ended June 30, 2016, increased $882,000, or 289% compared with the same period last year, primarily as a result of the acquisitions of Agile, Access and Paladin and the related amortization of their identified intangible assets.

Change in Derivative Liability

Change in derivative liability for the nine months ended June 30, 2016, decreased to $0, compared with the same period last year as a result of the Brio loan being fully converted to stock in the prior year.

Change in Contingent Consideration

At the time the Company makes an acquisition, the Company estimates contingent consideration, such as earn-outs or other guarantees that could affect the purchase price when the contingency is resolved. Contingent consideration is evaluated by management each quarter or when the contingency is resolved. The change in contingent consideration with respect to the Company's acquisitions was approximately $581,000 during the nine months ended, June 30, 2016. The change is related to the known change of stock price at April 4, 2016 of $44,000 and the $1,000,000 gain recognized from the reduction in Access contingent consideration as a result of a decrease in expected EBITDA, offset by a $375,000 loss recognized for the increase in Paladin expected contingent consideration as a result of an increase in their expected EBITDA.

Interest Expense

Interest expense for the nine months ended June 30, 2016, increased $746,000, or 184% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the nine months ended June 30, 2016	For the nine months ended June 30, 2015
Cash flows provided by (used in) operating activities	$667	$(1,510)
Cash flows used in investing activities	$(9,455)	$(130)
Cash flows provided by financing activities	$6,414	$2,585

As of June 30, 2016, the Company had cash of approximately $3,558,000, which was a decrease of approximately $2,374,000 from approximately $5,932,000 at September 30, 2015. Working capital at June 30, 2016 was approximately $(1,495,000), as compared to working capital of approximately $5,636,000 for September 30, 2015. The cash has been used primarily in the acquisitions of several entities. Shareholders' equity at June 30, 2016 was approximately $23,302,000. At the Company's option, over $1,000,000 of its current liabilities related to the acquisitions can be paid in stock at market price, instead of cash.

Net cash provided by and used in operating activities for the nine months ended June 30, 2016 and 2015 was approximately $667,000 and ($1,510,000), respectively. The fluctuation is due to the significant increase in accounts payable for the nine months ended June 30, 2016 and offset by the reduction of accrued compensation and other current items. In addition to non-cash related expense for depreciation, amortization and stock compensation.

Net cash used in investing activities for the nine months ended June 30, 2016 and 2015 was approximately ($9,455,000) and ($130,000), respectively. The primary use of cash was for the acquisitions of Access and Paladin during the nine months ended June 30, 2016.

Net cash flow provided by financing activities for the nine months ended June 30, 2016 was approximately $6,414,000 compared to $2,585,000 in the nine months ended June 30, 2015. Fluctuations in financing activities are attributable to the level of net borrowings and the proceeds of the subordinated debt.

All of the Company's office facilities are leased. As of June 30, 2016, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $2,540,000.

On January 8, 2015, the Company completed a securities offering with 18 individuals who collectively purchased a total of 200,000 shares of Preferred Stock ("Series A Preferred Stock") from the Company for a total purchase price of $2,000,000. Each share of Series A Preferred Stock was initially convertible, at the election of the holder, into 50 shares of the Company's common stock. The Company netted approximately $1,960,000, with approximately $1,000,000 used as working capital and the remaining $960,000 used for marketing, acquisitions, expansion and to further the operations of the Company. All shares of Series A Preferred Stock issued to the aforementioned individuals were converted into common stock prior to September 30, 2015.

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

The Company received net proceeds from this offering and the overallotment, after deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $7,800,000 and issued approximately 1,246,000 common shares, this includes the Representative's exercise of the over-allotment option.

The Company also issued warrants (the "Underwriter's Warrant") to the Underwriters to purchase up to a total of approximately 125,000 shares of Common Stock, at a price of $8.30 per common share and are exercisable for five years. The Underwriter's Warrant has a seven-year piggyback registration right with respect to shares of common stock underlying the Underwriter's Warrant from the date of the Underwriting Agreement.

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

On October 2, 2015, the Company issued and sold a subordinated note in the aggregate principal amount of $4,185,000 (the "Subordinated Note") to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement"). The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note ($566,000), was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of approximately 91,000 shares of the Company's common stock (the "Interest Shares"). The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015, whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note.

On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000.

On October 4, 2015, the Company issued to the former owners of Access Data Consulting Corporation a Promissory Note in the principal amount of $3,000,000. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the former owners.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2016, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's third quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2016, there were no material legal proceedings pending against the Company.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On August 12, 2016 the Company entered into an employment agreement with Derek Dewan. The Employment Agreement provides for a Five-year term ending on August 12, 2021, unless employment is earlier terminated in accordance with the provisions thereof. Mr. Dewan is to receive a starting base salary at the rate of $300,000 per year and can be adjusted by the Compensation Committee. Mr. Dewan is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee. The foregoing description of the Employment Agreements is qualified in its entirety by reference to the full text of the employment agreement, which is attached to this Report on Form 10-Q as Exhibit 10.56.

Derek Dewan, age 61, is currently the Chief Executive Office and Chairman of the Board of Directors for the Company and was the former Chairman and Chief Executive Officer of Scribe Solutions, Inc. Prior to this, Mr. Dewan was the Chairman and CEO of MPS Group, Inc. In January 1994, Mr. Dewan joined AccuStaff Incorporated, MPS Group's predecessor, as President and Chief Executive Officer, and took that company public in August 1994. Under Mr. Dewan's leadership the company became a Fortune 1000 world-class, global multi-billion dollar staffing services provider through significant organic growth and strategic acquisitions. MPS Group grew to include a vast network of offices in the United States, Canada, the United Kingdom, Continental Europe, Asia and Australia. MPS Group experienced many years of continued success during Mr. Dewan's tenure and he led successful secondary stock offerings of $110 million and $370 million. The company was on the Wall Street Journal's "top performing stock list" for three consecutive years and included in the Standard and Poor's (S&P) Mid-Cap 400. In 2009, Mr. Dewan was instrumental in the sale of MPS Group to the largest staffing company in the world, Adecco Group, for $1.3 billion. Mr. Dewan graduated from the University of South Florida with a bachelor's in Accounting.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.56	Employment Agreement between GEE Group, Inc. and Derek Dewan, dated August 12, 2016, executed August 12, 2016.

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEE GROUP INC.
(Registrant)

Date: August 15, 2016	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial and Accounting Officer)

