Form 10-K
period 2016-09-30
GEE Group Inc.
filed 2016-12-22
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2016

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

___________________________________________________________
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2016 was 7,274,956 x $4.30 = $31,282,311.

The number of shares outstanding of the registrant’s common stock as of December 21, 2016 was 9,378,892.

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

Item 1. Business.

General

GEE Group Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company has several corporations and names it does business under and are all consolidated under GEE Group, Inc. These names include Triad Personnel Services, Inc., General Employment, Ashley Ellis and Omni One.

In April 2015, the Company entered into a stock exchange agreement with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the “Scribe Shareholders”), pursuant to which the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., a provider of data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics (“Scribe”), from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock of the Company. In addition, the Company issued to the Scribe Shareholders warrants to purchase shares of the Company’s common stock in exchange for warrants to purchase shares of Scribe’s common stock.

In July 2015, the Company entered a stock purchase agreement with Tricia Dempsey (the “Agile Seller”), pursuant to which the Company acquired on July 31, 2015, 100% of the outstanding stock of Agile Resources, Inc., a Georgia corporation and a provider of innovative IT staffing solutions and IT consulting services, for up to a total of approximately $4,000,000 in consideration, subject to certain adjustments. The purchase price consisted of $2,500,000 in cash (subject to minimum working capital), the issuance to the Agile Seller of 120,192 shares of Company common stock and up to $500,000 of an “earnout”.

On October 4, 2015, the Company entered a Stock Purchase Agreement with William Daniel Dampier and Carol Lee Dampier (the “Access Sellers”) pursuant to which the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation, for a purchase price equal to approximately $16,000,000 in consideration. The purchase price consisted of $8,000,000 in cash (subject to minimum working capital), the issuance to the Access Sellers 327,869 shares of Company common stock, a Promissory note in the aggregate of $3,000,000 and up to $2,000,000 of an “earnout”. On April 4, 2016, the Company issued approximately 123,000 of additional shares of common stock to the Sellers of Access Data Consulting Corporation. This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than $2,000,000 six month guaranteed and based on the closing stock price of $4.44 per common share. The Company recognized a loss on change of contingent consideration of approximately $44,000 for the year ended September 30, 2016. The Company also recognized a gain of approximately $2,000,000 on a change in contingent consideration, as the earnout was not achieved. In addition, the Company increased the original purchase price by approximately $600,000 related to a mutual tax election as described in the purchase agreement.

On January 1, 2016, the Company entered a Stock Purchase Agreement (the "Paladin Agreement") with Enoch S. Timothy and Dorothy Timothy . Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation ("Paladin"), for a purchase price (the "Purchase Price") equal to $1,750,000, minus the Circle Lending Loan Amount ( as defined in the Paladin Agreement) plus up to $1,000,000 in contingent promissory notes, minus the NWC Reduction Amount (as defined in the Paladin Agreement ) (if any) plus up to $1,250,000 of "earnouts", for a total of approximately $2,625,000.

Recent Developments

On October 9, 2015, the Company filed a certificate of change to our amended and restated articles of incorporation with the Secretary of the State of Illinois to effectuate a reverse stock split of our issued and outstanding common stock on a 1-for-10 basis (the “Reverse Stock Split”); and increased the total number of authorized shares of Common Stock of the Company from 20,000,000, post Reverse Stock Split, to 200,000,000 (the “Capital Increase”). The Reverse Stock Split and the Capital Increase, were approved by the Company’s shareholders at an annual meeting held on September 15, 2015.

The Reverse Stock Split became effective with the FINRA as of the open of business on October 9, 2015. As a result of the Reverse Stock Split, every 10 shares of our pre-Reverse Split common stock was combined and reclassified into one share of our common stock. No fractional shares of common stock were issued as a result of the Reverse Split.

Throughout this annual report on form 10-K, each instance that refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Stock Split, unless otherwise indicated.

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

Services Provided

The Company and its subsidiaries provide the following services: (a) professional placement services specializing in the placement of information technology, engineering, medical data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and accounting professionals for direct hire and contract staffing, (b) temporary staffing services in light industrial staffing.

Together with its subsidiaries, the Company provides staffing services through a network of branch offices located in major metropolitan areas throughout the United States. The Company’s professional staffing services provide information technology, engineering, medical and accounting professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s industrial staffing business provides weekly temporary staffing for light industrial clients, primarily in Ohio.

The percentage of revenues derived from each of the Company’s continuing operations is as follows:

	Year Ended September 30,
	2016	2015
Industrial contract services	26%	61%
Professional contract services	66%	24%
Direct hire placement services	8%	15%

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Business Management Personnel, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., Triad Personnel Services, Triad Staffing, Generation Technologies, BMCH, and BMCHPA. As of September 30, 2016, we operated twenty branch offices in downtown or suburban areas of major U.S. cities in ten states. We have one office located in each of Arizona, Colorado, Georgia, Indiana, Illinois and Massachusetts, two offices in each of California, Texas, three offices in Florida and seven offices in Ohio.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins which list candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2016 or fiscal 2015.

Competition

The staffing industry is highly competitive. There are relatively few barriers to entry by firms offering placement services, while significant amounts of working capital typically are required for firms offering contract services. The Company’s competitors include many sole-proprietorship operations, as well as regional and national organizations. Many of them are large corporations with substantially greater resources than the Company.

The Company’s professional and industrial staffing services compete by providing highly qualified candidates who are well matched for the position, by responding quickly to client requests, and by establishing offices in convenient locations. As part of its service, the Company provides professional reference checking, scrutiny of candidates’ work experience and optional background checks. In general, pricing is secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company’s pricing.

Recruiting

The success of the Company’s services is highly dependent on its ability to obtain qualified candidates. Prospective employment candidates are generally recruited over the telephone, by the Company’s employment consultants or through postings on the Internet. For Internet postings, the Company maintains its own web page at www.geegroup.com and uses other Internet job posting bulletin board services. The Company maintains database records of applicants’ skills to assist in matching them with job openings and contract assignments. The Company generally screens and interviews all applicants who are presented to its clients.

Employees

As of September 30, 2016, the Company had approximately 147 regular employees and the number of contract service employees varied week to week from a minimum of approximately 900 to a maximum of 7,100.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. The public may obtain these filings at the Securities and Exchange Commission (the “SEC”) Public Reference Room at 100 F Street, NE, Washington DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http//www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that file material with the SEC electronically. Copies of the Company’s reports can be obtained, free of charge, electronically through our internet website, http//www.geegroup.com. Information on the Company’s website is not incorporated in this report by the foregoing reference.

Item 1A. Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company experienced a loss for the year ended September 30, 2015. There can be no assurance that the Company will not incur losses in the future. There are no assurances that the Company will be able to generate sufficient revenue to meet its operating expenditures or operate profitably in the future.

RECENT GLOBAL TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit, our ability to refinance debt and disrupting our customers’ businesses, which are heavily dependent on retail and e-commerce transactions. Although we currently believe that we will be able to obtain the necessary financing in the future, there is no assurance that these institutions will be able to loan us the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for acquisitions and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

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

In addition, if we incur indebtedness to finance an acquisition, it may reduce our capacity to borrow additional amounts and require us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the cash resources available to us to fund capital expenditures, pursue other acquisitions or investments in new business initiatives and meet general corporate and working capital needs. This increased indebtedness may also limit our flexibility in planning for, and reacting to, changes in or challenges relating to our business and industry.

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

The Company’s staffing offices are located in downtown and suburban business centers in the following ten states: Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Massachusetts, Ohio, and Texas. Established offices are operated from leased space ranging from 800 to 7,500 square feet, generally for initial lease periods of one to five years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3. Legal Proceedings.

As of September 30, 2016, the Company was not a party to any material legal proceedings.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2016:
High	$6.89	$4.60	$5.99	$7.70
Low	3.61	3.71	3.56	4.00

Fiscal 2015:
High	$9.80	$12.00	$17.40	$18.70
Low	3.60	7.10	5.80	1.20

Holders of Record

There were approximately 625 holders of record of the Company’s common stock on December 21, 2016.

Dividends

No dividends were declared or paid during the years ended September 30, 2016 and September 30, 2015. We do not anticipate paying any cash dividends for the foreseeable future.

During the years ended September 30, 2016 and 2015, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2016, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan. All four plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 59,200 options available for granting and as of September 30, 2013, there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan. As of September 30, 2016, there were shares available for issuance under the 2011 Company Incentive Plan, however management does not anticipate issuing any shares under this plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2016 and September 30, 2015 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

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

(number of shares in thousands)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	568	$5.09	470	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	568	$5.09	470	(1)

(1) Includes only the number of securities that could be issuable under the 2013 Plan.

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

Our staffing services are provided through a network of twenty branch offices located in downtown or suburban areas of major U.S. cities in ten states. We have one office located in each of Arizona, Colorado, Georgia, Indiana, Illinois and Massachusetts, two offices in each of California, and Texas, three offices in Florida and seven offices in Ohio.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt, to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Year Ended September 30,
(In Thousands)	2016	2015

Industrial contract services	$21,916	$26,499
Professional contract services	54,249	10,223
Direct hire placement services	6,909	6,665

Consolidated net revenues	$83,074	$43,387

Consolidated net revenues increased approximately $39,687,000 or 91% compared with the same period last year. The Company acquired Scribe as of April 1, 2015, Agile as of July 31, 2015, Access as of October 4, 2015, and Paladin as of January 1, 2016, which increased the professional contract services by approximately $3,915,000, $10,725,000, $19,015,000 and $14,461,000, respectively. The Acquisition of Agile, Access and Paladin increased direct hire placement service revenue by approximately $841,000, $196,000, and $236,000, respectively for the year ended September 30, 2016. With the July 2015 capital raise and addition of executive management, the Company has stabilized its sales force and is investing in revenue growth. Industrial contract services were down due to the loss of a client, subsequent to the period ended March 31, 2015, with annual revenues of approximately two million dollars and due to certain non-profitable business that management eliminated. Management continues to take action to increase the number of experienced sales agents and recruiters to increase sales.

Cost of Contract Services

Consolidated cost of contract services are comprised of the following:

	Year Ended September 30,
(In Thousands)	2016	2015

Industrial contract services	$19,037	$23,234
Professional contract services	40,408	7,000

Consolidated cost of contract services	$59,445	$30,234

Cost of services includes wages and related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the year ended September 30, 2016, increased by approximately 97% to approximately $59 million compared with the prior year of approximately $30 million. Cost of contract services, as a percentage of contract revenue, for the year ended September 30, 2016, increased by approximately 2% to 72% compared to 70% in the prior year. The change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from the Paladin acquisition as of January 1, 2016, offset by higher professional service contract revenue due to acquisitions and the overall decrease in our workers' compensation rates for the state of Ohio.

Gross Profit percentage by segment:

Gross Profit Margin %	Year Ended September 30, 2016	Year Ended September 30, 2015
Direct hire placement services	100%	100%
Industrial contract services	13.1%	12.3%
Professional contract services	25.5%	31.5%
Combined Gross Profit Margin % (1)	28.4%	30.3%

(1) Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Compensation and benefits in the operating divisions, which includes salaries, wages and commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements.

•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

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

Selling, general and administrative expenses for the year ended September 30, 2016, increased by approximately $6.1 million to approximately $19.9 million as compared to the prior year of approximately $13.8 million. The increase was primarily related to the general selling, general and administrative expenses of Agile, Access and Paladin following their acquisitions by the Company.

Acquisition, Integration and Restructuring Charges

Acquisition, integration and restructuring charges, legal expenses, travel expenses, finder's fees, severance agreements and other expenses that the Company has expensed as incurred and related to various transactions the Company has or expects to execute. The Company expects to have these expenses each quarter while we continue our growth strategy, however these expenses would not necessarily be incurred by the Company on a recurring basis in normal operations, without acquisitions.

The acquisition, integration and restructuring charges for the year ended September 30, 2016, increased approximately $329,000 or 88% compared with the prior year as the Company continues to evaluate potential acquisitions and perform due diligence, and complete the acquisitions of Paladin and Access during the year.

Depreciation Expense

Depreciation expense for the year ended September 30, 2016, increased $155,000, or 88% compared with the prior year, primarily as a result of the acquisitions and the depreciation of their property and equipment.

Amortization Expense

Amortization expense for the year ended September 30, 2016, increased $1,088,000, or 243% compared with the prior year, primarily as a result of the acquisitions and the related amortization of their identified intangible assets.

Change in Derivative Liability

Change in derivative liability for the year ended September 30, 2016, decreased to $0, compared with the prior year as a result of the Brio loan being fully converted to stock in the prior year.

Change in Contingent Consideration

At the time the Company makes an acquisition, the Company estimates contingent consideration, such as earn-outs or other guarantees that could affect the purchase price when the contingency is resolved. Contingent consideration is evaluated by management each quarter or when the contingency is resolved. The change in contingent consideration with respect to the Company's acquisitions was approximately $1,581,000 during the year ended September 30, 2016. The change was related to an $1,956,000 gain recognized from the reduction in Access contingent consideration as a result of a decrease in expected EBITDA, offset by a $375,000 loss recognized for the increase in Paladin expected contingent consideration as a result of an increase in their expected EBITDA.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the year ended September 30, 2016, decreased to $0, compared with the prior year as the debt was converted during the prior year.

Interest Expense

Interest expense for the year ended September 30, 2016, increased $1,058,000, or 194% compared with the prior year primarily as a result of a new lender, the interest expense for acquisition payments and higher average borrowings during fiscal year 2016.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the year ended September 30, 2016	For the year ended September 30, 2015
Cash flows provided by (used in) operating activities	$723	$(650)
Cash flows used in investing activities	$(9,515)	$(2,762)
Cash flows provided by financing activities	$5,388	$9,176

As of September 30, 2016, the Company had cash of approximately $2,528,000, which was a decrease of approximately $3,404,000 from approximately $5,932,000 at September 30, 2015. Negative working capital at September 30, 2016 was approximately $(597,000), as compared to working capital of approximately $5,636,000 for September 30, 2015. The cash has been used primarily in the acquisitions of several entities. The Company’s current ratio was approximately 96%, a decrease of approximately 80% from the prior year. Shareholders’ equity as of September 30, 2016, was approximately $24,533,000 which represented approximately 53% of total assets. At the Company's option, approximately $500,000 of its current liabilities related to the acquisitions can be paid in stock at market price, instead of cash. The net income for the year ended September 30, 2016, was approximately $1,173,000.

Net cash provided by (used in) operating activities for the years ended September 30, 2016 and 2015 was approximately $723,000 and $(650,000), respectively. The fluctuation is due to the significant increase in accounts payable and offset by the reduction of accrued compensation and other current items. In addition to non-cash related expense for depreciation, amortization and stock compensation.

Net cash used in investing activities for the years ended September 30, 2016 and 2015 was ($9,515,000) and ($2,762,000) respectively. The primary use of cash was for the acquisitions of Access and Paladin during the year ended September 30, 2016.

Net cash flow provided by financing activities for the years ended September 30, 2016 and 2015 was approximately $5,388,000 and $9,176,000, respectively. Fluctuations in financing activities are attributable to the level of net borrowings and the proceeds of the subordinated debt.

All of the Company’s office facilities are leased. As of September 30, 2016, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $2,326,000.

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000. On September 27, 2016, the Company entered into a ninth Amendment and Waiver to the Loan and Security Agreement with ACF. Pursuant to the Amendment, the Lender agreed (i) to decrease the annual Facility Fee (as defined in the Credit Agreement) payable by Borrower on the total Revolving Credit Limit (as defined in the Credit Agreement) to 0.75% , (ii) to allow the Borrower to make certain prepayments of amounts owed under the Amended Credit Agreement and the other loan documents on or prior to September 27, 2018, (iii) to amend the provision regarding liquidated damages payable by Borrower in the event of any early termination of the revolving credit line under the Amended Credit Agreement such that Borrower shall pay liquidated damages to Lender in an amount equal to the Revolving Credit Limit multiplied by (X) two percent (2.00%) if such prepayment, repayment, demand or acceleration occurs prior to September 28, 2017, and (Y) one percent (1.00%) if such prepayment, repayment, demand or acceleration occurs on or after September 28, 2017, (iv) to change the minimum EBITDA (as defined in the Amended Credit Agreement) thresholds required to be maintained by the Company as outlined below (v) to extend the Revolving Credit Termination Date to the earliest to occur of (a) September 27, 2018, (b) the date Lender terminates the Revolving Credit pursuant to the terms of the Amended Credit Agreement, and (c) the date on which repayment of the Revolving Credit, or any portion thereof, becomes immediately due and payable pursuant to the terms of the Amended Credit Agreement, (vi) to amend the definition of EBITDA and (vii) to change the Revolving Credit Rate to a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus one and one half percent (1.50%), (B) the LIBOR Rate plus four and one half percent (4.50%), and (C) four and three quarters percent (4.75%). At September 30, 2016 and 2015 the interest rate was 4.75% and 6.5%, respectively.

The Company has entered into other Amendments with ACF that did not materially change the terms of the Note. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto. The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The twelve (12) consecutive calendar month period ending on September 30, 2016, to be less than Three Million Two Hundred Forty One Thousand and 00/100 Dollars ($3,241,000);

(b) The twelve (12) consecutive calendar month period ending on December 31, 2016, to be less than Three Million Eight Hundred Thousand and 00/100 Dollars ($3,800,000);

(c) The twelve (12) consecutive calendar month period ending on March 31, 2017, to be less than Four Million Two Hundred Thousand and 00/100 Dollars ($4,200,000);

(d) The twelve (12) consecutive calendar month period ending on June 30, 2017, to be less than Four Million Six Hundred Thousand and 00/100 Dollars ($4,600,000);

(e) The twelve (12) consecutive calendar month period ending on September 30, 2017, to be less than Five Million and 00/100 Dollars ($5,000,000); and

(f) For any period commencing on or after October 1, 2017, no less than such amounts as are established by Lender for such period based on the annual financial projections including such period delivered by Borrower. Borrower acknowledges and agrees that the above EBITDA covenant levels, and Lender’s adjustment in accordance with the preceding sentence, have been established by Lender based on Borrower’s operations as conducted on September 1, 2016, and that any material change to such operations, whether by Strategic Acquisition or otherwise, will necessitate an adjustment by Lender of the above EBITDA covenant levels, and that Lender will make such adjustments in Lender’s permitted discretion.

As of September 30, 2016, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At September 30, 2016, there was approximately $1,250,000 available on the line of credit. The interest expense related to the lines of credit for the years ended September 30, 2016 and 2015 approximated $723,000 and $347,000, respectively.

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

On January 8, 2015, the Company completed a securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock (“Series A Preferred Stock”) from the Company for a total purchase price of $2,000,000. Each share of Series A Preferred stock was initially convertible, at the election of the holder, into 50 shares of the Company’s common stock. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $960,000 for marketing, acquisitions, expansion and to further the operations of the Company. All shares of Series A Preferred Stock issued to the aforementioned individuals were converted into common stock prior to September 30, 2015.

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

On October 2, 2015, the Company issued and sold a subordinated note in the aggregate principal amount of $4,185,000 (the “Subordinated Note”) to JAX Legacy – Investment 1, LLC (the “Investor”) pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the “Subscription Agreement”). The Subordinated Note is due on October 2, 2018 (the “Maturity Date”). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note ($502,200), was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of 91,309 shares of the Company’s common stock (the “Interest Shares”). The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Inter-creditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the “Registration Rights Agreement”) whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note.

On October 4, 2015, the Company issued to the former owners of Access Data Consulting Corporation a Promissory Note in the principal amount of $3,000,000. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the former owners. The Company is current on all payments of this loan.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and 2015, and during the two years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $470,000 in fiscal 2016 and $904,000 in fiscal 2015. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $60,000 and $86,000 as of September 30, 2016 and September 30, 2015, respectively.

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

Due to the issuance of convertible preferred shares related to the Scribe acquisition, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

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

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $191,000 and $524,000 is considered necessary as of September 30, 2016, and September 30, 2015, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short term nature. The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs, as discussed in Note 7. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 4.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the undiscounted cash flow method. The Company did not record any impairment during the years ended September 30, 2016 and 2015.

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

In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016 an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016 an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for the Company beginning January 1, 2018 and the Company intends to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. Except for balance sheet classification requirements related to deferred tax assets and liabilities, the Company does not expect this guidance to have an effect on its financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

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

In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

In August 2016, the FASB issued authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: i) contingent consideration payments made after a business combination; ii) proceeds from the settlement of insurance claims; and iii) proceeds from the settlement of corporate-owned life insurance policies. The new guidance is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company believes the adoption of this guidance will not have a material impact on its financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

GEE Group, Inc.

Naperville, Illinois

We have audited the accompanying consolidated balance sheets of GEE Group, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GEE Group, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Marlton, New Jersey
December 22, 2016

GEE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	September 30,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash	$2,528	$5,932
Accounts receivable, less allowances (2016 - $191; 2015 - $524)	11,569	6,156
Other current assets	1,500	942
Total current assets	15,597	13,030
Property and equipment, net	611	706
Other long-term assets	34	22
Goodwill	18,590	8,220
Intangible assets, net	11,094	4,896
TOTAL ASSETS	$45,926	$26,874

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$7,127	$2,850
Accounts payable	2,224	825
Accrued compensation	3,116	2,687
Other current liabilities	692	532
Short-term portion of subordinated debt	1,285	-
Contingent consideration	1,750	500
Total current liabilities	16,194	7,394
Deferred rent	162	243
Subordinated debt	4,981	-
Other long-term liabilities	56	-
Total long-term liabilities	5,199	243
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 9,379
shares at September 30, 2016 and 8,833 shares at September 30, 2015	-	-
Additional paid in capital	37,615	33,492
Accumulated deficit	(13,082)	(14,255)
Total shareholders' equity	24,533	19,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,926	$26,874

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended September 30,
	2016	2015

NET REVENUES:
Contract staffing services	$76,165	$36,722
Direct hire placement services	6,909	6,665
NET REVENUES	83,074	43,387
Cost of contract services	59,445	30,234
Selling, general and administrative expenses	19,863	13,789
Acquisition, integration and restructuring expenses	702	373
Depreciation expense	331	176
Amortization of intangible assets	1,536	448
INCOME (LOSS) FROM OPERATIONS	1,197	(1,633)
Change in derivative liability	-	(2,251)
Change in contingent consideration	1,581	-
Loss on extinguishment of debt	-	(234)
Interest expense	(1,602)	(544)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,176	(4,662)
Provision for income tax	(3)	-
NET INCOME (LOSS)	$1,173	$(4,662)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,173	$(4,662)

BASIC INCOME (LOSS) PER SHARE	$0.13	$(1.14)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	9,313	4,084
DILUTED INCOME (LOSS) PER SHARE	$0.12	$(1.14)
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	9,891	4,084

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

	Common	Additional	Preferred			Total
	Stock	Paid	Stock	Preferred	Accumulated	Shareholders'
	Shares	In Capital	Shares	Stock	Deficit	Equity

Balance, September 30, 2014	2,589	$11,658	-	$-	$(9,593)	$2,065

Proceeds from sale of preferred, net of fees	-	-	200	1,961	-	1,961

Issuance of preferred shares for acqusition of Scribe	-	-	640	6,265	-	6,265

Conversion of note payable	317	2,867	-	-	-	2,867

Issuance of stock for board of directors	35	258	-	-	-	258

Issuance of warrant for Scribe acquisition (see note 9)	-	1,330	-	-	-	1,330

Exercise of stock options	62	194	-	-	-	194

Issuance of stock for the exercise of warrants and options, cashless	149	-	-	-	-	-

Issuance of stock for conversion of preferred stock (including accrued dividends)	4,315	8,226	(840)	(8,226)	-	-

Stock compensation expense	-	340	-	-	-	340

Issuance of stock, net of expenese and warrants issued	1,246	7,754	-	-	-	7,754

Issuance of Stock for acquisition of Agile	120	865	-	-	-	865

Net loss	-	-	-	-	(4,662)	(4,662)

Balance, September 30, 2015	8,833	$33,492	-	$-	$(14,255)	$19,237

Shares issued for JAX Legacy debt	95	589	-	-	-	589

Issuance of common stock for contingent consideration related to the acquisition of Access Data Consulting Corporation	123	544	-	-	-	544

Amortization of stock option expense	-	793	-	-	-	793

Issuance of common stock for acquisition of Access Data Consulting Corporation	328	2,197	-	-	-	2,197

Net income	-	-	-	-	1,173	1,173

Balance, September 30, 2016	9,379	$37,615	-	$-	$(13,082)	$24,533

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,173	$(4,662)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,867	733
Stock issued for services	-	189
Stock option expense	793	340
Provision for doubtful accounts	(44)	40
Change in fair value of derivative liability	-	2,251
Loss on extinguishment of debt	-	234
Loss on abandonment of fixed assets	-	15
Amortization of debt discount	215	-
Change in contingent cosideration	(1,581)	-
Changes in operating assets and liabilities -
Accounts receivable	(100)	223
Accounts payable	343	(1,068)
Accrued compensation	(871)	54
Other current items, net	(1,086)	857
Long-term liabilities	14	144
Net cash provided by (used in) operating activities	723	(650)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(120)	(186)
Acquisition payments	(9,395)	(2,351)
Partial payment of earn-out	-	(225)
Net cash used in investing activities	(9,515)	(2,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subordinated debt	4,107	-
Payments on the debt related to acquisitions	(492)	-
Proceeds from the issuance of equity, net	-	7,754
Proceeds from the issuance of preferred stock	-	1,826
Proceeds from the exercise of stock options	-	194
Payments on capital lease	(66)	(101)
Net proceeds (payments) from short-term debt	1,839	(497)
Net cash provided by financing activities	5,388	9,176

Net change in cash	(3,404)	5,764

Cash at beginning of year	5,932	168

Cash at end of year	$2,528	$5,932

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$1,070	$274
Cash paid for taxes	$3	$4
Issuance of preferred shares for acquisition	$-	$(135)
Non-cash financing activities
Conversion of note payable	$-	$2,867
Issuance of shares for accrued board fees	$-	$69
Conversion of Perferred Stock	$-	$8,226
Issuance of stock for acquisition of Agile	$-	$865
Preferred stock and warrants issued for Scribe acquisitions	$-	$7,730
Stock paid for prepaid interest on subordinated note	$566	$-
Stock paid for fees in connection with subordinated note	$23	$-
Issuance of common stock for acquisition	$2,197	$-
Note issued in connection with acquisition	$3,000	$-
Earn-out liability, contingent consideration, and other liabilities incurred in connection with acquisition	$4,246	$-
Payment of contingent consideration with common shares	$544	$-

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL EMPLOYMENT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

GEE Group Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. The Company has several corporations and names it does business under and are all consolidated under GEE Group, Inc. These names include Triad Personnel Services, Inc., General Employment, Ashley Ellis and Omni One.

In April 2015, the Company entered into a stock exchange agreement with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the “Scribe Shareholders”), pursuant to which the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., a provider of data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics (“Scribe”), from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock of the Company. In addition, the Company issued to the Scribe Shareholders warrants to purchase shares of the Company’s common stock in exchange for warrants to purchase shares of Scribe’s common stock.

In July 2015, the Company entered a stock purchase agreement with Tricia Dempsey (the “Agile Seller”), pursuant to which the Company acquired on July 31, 2015, 100% of the outstanding stock of Agile Resources, Inc., a Georgia corporation and a provider of innovative IT staffing solutions and IT consulting services, for up to a total of approximately $4,000,000 in consideration, subject to certain adjustments. The purchase price consisted of $2,500,000 in cash (subject to minimum working capital), the issuance to the Agile Seller of 120,192 shares of Company common stock and up to $500,000 of an “earnout”.

On October 4, 2015, the Company entered a Stock Purchase Agreement with William Daniel Dampier and Carol Lee Dampier (the “Access Sellers”) pursuant to which the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation, for a purchase price equal to approximately $16,000,000 in consideration. The purchase price consisted of $8,000,000 in cash (subject to minimum working capital), the issuance to the Access Sellers 327,869 shares of Company common stock, a Promissory note in the aggregate of $3,000,000 and up to $2,000,000 of an “earnout”. On April 4, 2016, the Company issued approximately 123,000 of additional shares of common stock to the Sellers of Access Data Consulting Corporation. This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than $2,000,000 six month guaranteed and based on the closing stock price of $4.44 per common share. The Company recognized a loss on change of contingent consideration of approximately $44,000 for the year ended September 30, 2016. The Company also recognized a gain of approximately $2,000,000 on a change in contingent consideration, as the earnout was not achieved. In addition, the Company increased the original purchase price by approximately $600,000 related to a mutual tax election as described in the purchase agreement.

On January 1, 2016, the Company entered a Stock Purchase Agreement (the "Paladin Agreement") with Enoch S. Timothy and Dorothy Timothy (collectively, the " Paladin Sellers"). Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation ("Paladin"), for a purchase price (the "Purchase Price") equal to $1,750,000, minus the Circle Lending Loan Amount (as defined in the Paladin Agreement) plus up to $1,000,000 in contingent promissory notes, minus the NWC Reduction Amount (as defined in the Paladin Agreement) (if any) plus up to $1,250,000 of "earnouts", for a total of approximately $2,625,000.

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

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $470,000 in fiscal 2016 and $904,000 in fiscal 2015. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $60,000 and $86,000 as of September 30, 2016 and September 30, 2015, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At September 30, 2016 and September 30, 2015, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $191,000 and $524,000 is considered necessary as of September 30, 2016, and September 30, 2015, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the years ended September 30, 2016 and 2015.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short term nature. The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs, as discussed in Notes 7. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 4.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of approximately 577,000 was included in the computation of diluted earnings per share for the year ended September 30, 2016. There were approximately 413,000 and 534,000 of common stock equivalents excluded for the year ended September 30, 2016 and September 30, 2015, respectively because their effect is anti-dilutive.

Advertising Expenses

Most of the Company’s advertising expense budget is used to support the Company’s business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the years ended September 30, 2016 and 2015, included in selling, general and administrative expenses was advertising expense totaling approximately $834,000 and $751,000, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended September 30, 2016 and 2015.

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

Due to the issuance of convertible preferred shares related to the Scribe acquisition, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the years ended September 30, 2015 to conform to the current year presentation. There is no effect on assets, liabilities, equity or net income.

Segment Data

The Company has two operating business segments a) Contract staffing services and b) Direct hire placement. These operating segments were determined based primarily on how the chief operating decision maker views and evaluates our operations. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

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

In May 2014, the FASB issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016 an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016 an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for the Company beginning January 1, 2018 and the Company intends to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company's balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. Except for balance sheet classification requirements related to deferred tax assets and liabilities, the Company does not expect this guidance to have an effect on its financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

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

In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

In August 2016, the FASB issued authoritative guidance designed to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including: i) contingent consideration payments made after a business combination; ii) proceeds from the settlement of insurance claims; and iii) proceeds from the settlement of corporate-owned life insurance policies. The new guidance is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company believes the adoption of this guidance will not have a material impact on its financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment

Property and equipment consisted of the following as of September 30:

(In thousands)	Useful Lives	2016	2015

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,514	2,278
Total property and equipment, at cost		3,961	3,725
Accumulated depreciation and amortization		(3,350)	(3,019)
Property and equipment, net		$611	$706

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the year ended September 30, 2016 and 2015 was approximately $331,000 and $176,000, respectively.

Total cost of property and equipment recorded under capital leases and accumulated depreciation as of September 30, 2016 and 2015 is approximately $188,000 and $94,000 and $285,000 and $157,000, respectively. Depreciation expense for property and equipment under capital lease for the year ended September 30, 2016 and 2015 was approximately $89,000 and $73,000, respectively.

4. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from September 2014 through September 30, 2016. See Note 12 for details of acquisitions that occurred during the year ended September 30, 2016 and 2015. (thousands)

Goodwill as of September 30, 2014	$1,106
Acquisition of Scribe	5,290
Acquisition of Agile	1,824
Goodwill as of September 30, 2015	$8,220
Acquisition of Access	8,316
Acquisition of Paladin	2,054
Goodwill as of September 30, 2016	$18,590

During the year ended September 30, 2016 the Company did not record any impairment of goodwill.

Intangible Assets

As of September 30, 2016

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$10,758	$2,662	$8,096
Trade name	2,429	285	2,144
Non-compete agreements	1,061	207	854

	$14,248	$3,154	$11,094

As of September 30, 2015

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$5,232	$1,557	$3,675
Trade name	1,057	56	1,001
Non-compete agreements	225	5	220

	$6,514	$1,618	$4,896

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $1,536,000 and $475,000 for the years ended September 30, 2016 and 2015, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $11,094,000, as follows: fiscal 2017 - $1,477,000, fiscal 2018 - $1,480,000, fiscal 2019 - $1,485,000, fiscal 2020 – $1,482,000, fiscal 2021 – $1,060,000 and thereafter - $4,110,000.

The following table sets forth activity in intangible assets from September 30, 2014 through September 30, 2016. See Note 12 for details of acquisitions that occurred during the year ended September 30, 2016 and 2015. (thousands)

Intangible Assets as of September 30, 2014	$2,707
Acquisition of Scribe	2,216
Acquisition of Agile	1,591
Less accumulated amortization	(1,618)
Intangible Assets as of September 30, 2015	$4,896
Acquisition of Access	5,930
Acquisition of Paladin	1,804
Less accumulated amortization	(1,536)
Intangible Assets as of September 30, 2016	$11,094

During the year ended September 30, 2016, the Company did not record any impairment of intangible assets.

5. Short-term Debt

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000. On September 27, 2016, the Company entered into a ninth Amendment and Waiver to the Loan and Security Agreement with ACF. Pursuant to the Amendment, the Lender agreed (i) to decrease the annual Facility Fee (as defined in the Credit Agreement) payable by Borrower on the total Revolving Credit Limit (as defined in the Credit Agreement) to 0.75% , (ii) to allow the Borrower to make certain prepayments of amounts owed under the Amended Credit Agreement and the other loan documents on or prior to September 27, 2018, (iii) to amend the provision regarding liquidated damages payable by Borrower in the event of any early termination of the revolving credit line under the Amended Credit Agreement such that Borrower shall pay liquidated damages to Lender in an amount equal to the Revolving Credit Limit multiplied by (X) two percent (2.00%) if such prepayment, repayment, demand or acceleration occurs prior to September 28, 2017, and (Y) one percent (1.00%) if such prepayment, repayment, demand or acceleration occurs on or after September 28, 2017, (iv) to change the minimum EBITA (as defined in the Amended Credit Agreement) thresholds required to be maintained by the Company as outlined below (v) to extend the Revolving Credit Termination Date to the earliest to occur of (a) September 27, 2018, (b) the date Lender terminates the Revolving Credit pursuant to the terms of the Amended Credit Agreement, and (c) the date on which repayment of the Revolving Credit, or any portion thereof, becomes immediately due and payable pursuant to the terms of the Amended Credit Agreement, (vi) to amend the definition of EBITDA and (vii) to change the Revolving Credit Rate to a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus one and one half percent (1.50%), (B) the LIBOR Rate plus four and one half percent (4.50%), and (C) four and three quarters percent (4.75%). At September 30, 2016 and 2015 the interest rate was 4.75% and 6.5%, respectively.

The Company has entered into other Amendments with ACF that did not materially change the terms of the Note. As of the date of this report, the Company was in compliance with all such covenants or had received waivers related thereto. The Company has several administrative covenants and the following financial covenant:

The Company must maintain the following EBITDA:

(a) The twelve (12) consecutive calendar month period ending on September 30, 2016, to be less than Three Million Two Hundred Forty One Thousand and 00/100 Dollars ($3,241,000);

(b) The twelve (12) consecutive calendar month period ending on December 31, 2016, to be less than Three Million Eight Hundred Thousand and 00/100 Dollars ($3,800,000);

(c) The twelve (12) consecutive calendar month period ending on March 31, 2017, to be less than Four Million Two Hundred Thousand and 00/100 Dollars ($4,200,000);

(d) The twelve (12) consecutive calendar month period ending on June 30, 2017, to be less than Four Million Six Hundred Thousand and 00/100 Dollars ($4,600,000);

(e) The twelve (12) consecutive calendar month period ending on September 30, 2017, to be less than Five Million and 00/100 Dollars ($5,000,000); and

(f) For any period commencing on or after October 1, 2017, no less than such amounts as are established by Lender for such period based on the annual financial projections including such period delivered by Borrower. Borrower acknowledges and agrees that the above EBITDA covenant levels, and Lender’s adjustment in accordance with the preceding sentence, have been established by Lender based on Borrower’s operations as conducted on September 1, 2016, and that any material change to such operations, whether by Strategic Acquisition or otherwise, will necessitate an adjustment by Lender of the above EBITDA covenant levels, and that Lender will make such adjustments in Lender’s permitted discretion.

As of September 30, 2016, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At September 30, 2016, there was approximately $1,250,000 available on the line of credit. The interest expense related to the lines of credit for the years ended September 30, 2016 and 2015 was approximated $723,000 and $347,000, respectively.

6. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

7. Subordinated Debt

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement") in the amount of $4,185,000. The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note, was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of approximately 91,000 shares of the Company's common stock (the "Interest Shares") valued at approximately $566,000. The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note. The Company paid fees of approximately $25,000 and 3,000 shares of common stock to the Investor, valued at approximately $23,000. In addition, the Company had approximately $33,000 of legal fees related to the transaction. Total discount recorded at issuance was approximately $647,000. Total amortization of debt discount for the year ended September 30, 2016 was approximately $215,000.

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation (see note 12) a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Promissory Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 5, 2015 between ACF FINCO I LLP and the Sellers of Access Data Consulting Corporation.

Balance as of September 30, 2016 (In Thousands)
JAX Legacy debt	$4,185
Access Data debt	2,510
JAX Legacy debt discount	(429)

Total debt	6,266

Short-term portion of debt	(1,285)

Long-term portion of debt	$4,981

Over the next three years, the payments of subordinated debt will total approximately $6,695,000 as follows: fiscal 2017 - $1,285,000, fiscal 2018 - $1,225,000, fiscal 2019 - $4,185,000.

8. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30,
(In Thousands)	2016	2015

Accrued expenses	$494	$242
Accrued sales tax	168	129
Capital lease – short-term	20	85
Deferred rent	10	56
Customer deposits	-	20

Total other current liabilities	$692	$532

9. Common Stock and Preferred Stock

On January 8, 2015, the Company completed a securities offering with 18 individuals who collectively have purchased a total of 200,000 shares of Preferred Stock from the Company for a total purchase price of $2,000,000. The Company netted approximately $1,960,000, with approximately $1,000,000 to be used as working capital and the remaining $1,000,000 for marketing, acquisitions, expansion and to further the operations of the Company. Each share of Preferred Stock is initially convertible, at the election of the holder, into 5 shares of the Company’s Common Stock.

In addition, dividends were payable in kind at the Company’s option at a rate of eight percent (8%) annually. Payments of annual dividends have not been declared by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. See note 12 for additional preferred shares issued related to the Scribe acquisition. As of September 30, 2016, there were no preferred dividends in arrears as all Series A preferred shares and the accrued dividends have been converted into common stock.

During the year ended September 30, 2015, the Company issued 61,500 shares of common stock to employees or former directors of the Company who exercised their stock options. Approximately $194,000 was received related to the exercise of these options.

During the year ended September 30, 2015 a total of 5,055,673 shares of common stock were issued, however no cash was received for these issuances.

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

Brio converted $632,500 of its outstanding loan into 316,250 shares of the Company’s common stock. Based on the closing stock prices of $8.50, $1.30 and $7.80 per common share, the shares were valued at approximately $2,866,750.

840,000 shares of Series A preferred stock and the accumulated interest converted into 4,315,318 shares of common stock. As of September 30, 2016, there were no outstanding shares of preferred stock.

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

On October 4, 2015, the Company issued approximately 328,000 shares of common stock to the sellers of Access Data Consulting Corporation. The Company also agreed if the closing price of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date. The Company has recorded a liability of approximately $500,000 in contingent consideration.

On April 4, 2016, the Company issued approximately 123,000 shares of common stock to the sellers of Access Data Consulting Corporation related to the guarantee. This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than the $2,000,000 six-month guarantee provided in the Access Data Agreement and based on the closing stock price of $4.44 per common share.

Stock Options

The Company has recognized compensation expense in the amount of approximately $793,000 and $340,000 (excluding $189,000 of stock compensation for board shares issued) during the years ended September 30, 2016 and 2015, respectively.

Warrants

(Number of Warrants in Thousands)	Number of Shares	Exercise Price	Expiration

Outstanding at September 30, 2014	387	$2.50	2/07/2020

Warrants exercised
Aracle warrants	(150)	$2.50
Warrants granted
Scribe warrants	635	$2.00	4/1/2025
Roth warrants	81	$8.40	7/22/2020
Maxim warrants	44	$8.40	7/22/2020
Outstanding at September 30, 2015	997	$4.54
Warrants exercised	-	-
Warrants granted	-	-
Outstanding at September 30, 2016	997	$4.54

The weighted average exercise price of outstanding warrants was $4.54 at September 30, 2015 and September 30, 2016, with expiration dates ranging from February 7, 2020 to April 1, 2025.

10. Stock Option Plans

As of September 30, 2016, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan. All four plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting and as of September 30, 2013 there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan. As of September 30, 2016, there were no shares available for issuance under the 2011 Company Incentive Plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2016 and September 30, 2015 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

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

A summary of stock option activity is as follows:

	Year Ended September 30,
(Number of Options in Thousands)	2016	2015

Number of options outstanding:
Beginning of year	414	342
Granted	163	191
Exercised	-	(90)
Terminated	(9)	(29)

End of year	568	414

Number of options exercisable at end of year	230	121
Number of options available for grant at end of year	470	530

Weighted average option prices per share:
Granted during the year	$5.17	$7.00
Exercised during the year	-	2.85
Terminated during the year	5.99	2.00
Outstanding at end of year	5.09	5.05
Exercisable at end of year	4.39	3.72

Stock options outstanding as of September 30, 2016 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $5.00	276	$3.40	163	$3.17	7.0
5.01 to 10.00	290	6.58	65	7.00	8.5
$10.01 to 23.90	2	$23.90	2	$23.90	0.4

As of September 30, 2016, the aggregate intrinsic value of outstanding stock options and exercisable stock options was approximately $461,000 and $303,000, respectively.

The average fair value of stock options granted was estimated to be $5.17 per share in fiscal 2016 and $7.00 per share in fiscal 2016 and 2015, respectively. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2016	2015

Expected option life (years)	10	10
Expected stock price volatility	125%	104%
Expected dividend yield	-%	-%
Risk-free interest rate	2.20%	2.20%

Stock-based compensation expense attributable to stock options was $793,000 and $340,000 in 2016 and 2015, respectively. As of September 30, 2016, there was approximately $1,300,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 2.5 years.

11. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ending September 30,
(In Thousands)	2016	2015

Current tax provision	$3	$-
Deferred tax provision	-	-

Provision for income taxes	$3	$-

The differences between income taxes calculated at the statutory U.S. federal income tax rate and the Company’s provision for income taxes are as follows:

	Year Ended September 30,
(In Thousands)	2016	2015

Income tax provision at statutory federal tax rate	$456	$-
Valuation allowance	(453)	(-)

Provision for income taxes	$3	$-

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
(In Thousands)	2016	2015

Current tax provision	$3	$-
Deferred tax provision (credit) related to:
Temporary differences	-	-
Stock option expense	512	234
Vacation expense	48	(25)
Intangible assets	112	126
Deferred tax liability from acquisitions	(2,064)	(633)
Allowance for doubtful accounts	67	101
Other	61	-
Loss carryforwards	5,272	5,849
Valuation allowances	(4,008)	(5,652)

Provision for income taxes	$-	$-

As of September 30, 2016, there were approximately $9,167,000 of losses available to reduce federal taxable income in future years through 2034, and there were approximately $7,167,000 of losses available to reduce state taxable income in future years, expiring from 2015 through 2034. Due to common stock transactions in the prior years, it is likely that the Company will be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years. The Company is currently evaluating the effects of any such limitation.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2016 and 2015, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2016 and 2015.

As a result of continuing losses, we have determined that it is more likely than not that we will not realize the benefits of the deferred tax assets and therefore we have recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. The valuation allowance decreased by $1,644,000 and $173,000 in 2016 and 2015, respectively.

We file federal and state income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss carryforwards, our income tax returns generally remain subject to examination by federal and most state tax authorities. We are not currently under examination in any federal or state jurisdiction.

12. Acquisitions

Scribe

On December 11, 2014, the Company entered into a Stock Exchange Agreement (the “SCRIBE Agreement”) with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the “Scribe Shareholders”). Scribe Solutions, Inc. (“Scribe”) provides data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. The transaction was unanimously approved by written consent of the board of directors of the Company (the “Board”) and the holders of a majority of the Company’s outstanding stock. The Scribe transaction closed on April 1, 2015. Pursuant to the terms of the SCRIBE Agreement the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., (“Scribe”) from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock (the “Preferred Stock”) of the Company. In addition, the Company exchanged warrants to purchase up to 635,000 shares of the Company’s common stock, for $2.00 per share, with a term of 10 years (the “Warrants”), for Scribe warrants held by three individuals. The issuances of Preferred Stock and Warrants by the Company was effected in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.

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

The intangibles were recorded, based on the Company’s estimate of fair value, which consist primarily of customer lists and trade name with an estimated life of ten years and goodwill. Upon completion of an independent purchase price allocation and valuation, the allocation intangible assets were adjusted accordingly.

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

•

Earnout Payment. Up to an additional $2,000,000 (the "Earnout") may be paid by the Company to the Sellers with respect to the fiscal year ended September 30, 2016, subject to the satisfaction of certain earnout provisions contained in the Access Data Agreement. Any earnout payment to be paid by the Company shall be paid 50% in the form of cash and 50% in the form of shares of Company common stock. A contingent liability of $2,000,000 was initially recorded in contingent consideration related to this potential earn-out based on Managements' estimated first year performance at the time of the acquisition. As of September 30, 2016 management had determined Access would not meet the minimum threshold to earn any earn-out and the liability was reduced to $0.

•

Payment of Shares of Company Common Stock. Two Million Dollars ($2,000,000) of the Purchase Price will be paid in issued shares of common stock of the Company. The number of shares of common stock payable to the Sellers will be approximately 328,000 shares at $6.10 per share (the "Issue Price"); provided however, that if, during such twenty (20) day trading period, the Company pays a dividend in, splits, combines into a smaller number of shares, or issues by reclassification any additional shares of its common stock (a "Stock Event"), then the closing prices used in the above calculation shall be appropriately adjusted to provide the Sellers the same economic effect as contemplated by this Agreement prior to such action. This stock was valued at approximately $2,197,000 based on the closing price of $6.70 on October 5, 2015. If the closing price of the shares of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date, the "guarantee". A contingent liability of $500,000 was recorded in contingent consideration related to this potential adjustment in shares issued. On April 4, 2016 the Company issued approximately 123,000 shares of common stock to the Sellers of Access Data Consulting Corporation. This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than $2,000,000 six month guaranteed and based on the closing stock price of $4.44 per common share. The Company recognized a loss on change of contingent consideration of approximately $44,000 for the year ended September 30, 2016.

The Company recognized a net gain on change of contingent consideration of approximately $1,956,000 related to the issuance of additional stock and reduction of estimated earnout payments. The Company increased the original purchase price by approximately $600,000 related to a mutual tax election as described in the purchase agreement.

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

(in Thousands)

$3,597	Assets Purchased
1,675	Liabilities Assumed
1,922	Net Assets Purchased
16,168	Purchase Price
$14,246	Intangible Asset from Purchase

Intangible asset detail

$4,579	Intangible asset customer relationships
757	Intangible asset trade name
594	Intangible asset non-compete agreement
8,316	Goodwill
$14,246	Intangible Asset from Purchase

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

•

Earnout Payment. Up to an additional $750,000 of the Purchase Price (the "Earnout") will subsequently be paid by the Company to Sellers with respect to the Earnout Period, in accordance with and subject to the terms and conditions in the Paladin Agreement. Any Earnout payment made by the Company, shall, at the option of the Company, be paid (i) in shares of common stock of the Company or (ii) in immediately available funds. Certain "Retention Bonuses" (as defined in the Paladin Agreement) paid to employees of Paladin on or before February 1, 2017, but not exceeding $275,000 in the aggregate will reduce the Earnout payment. For the year ended September 30, 2016 the Company recognized a $375,000 loss on change of contingent consideration.

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

Under the purchase method of accounting, the transaction was valued for accounting purposes at an estimated $2,625,000, which was the estimated fair value of the consideration paid by the Company, after it was determined post-closing that the net negative working capital was approximately $1,387,000. The estimate was based on the consideration paid of $1,750,000 paid in cash, approximately $500,000 of contingent stock consideration related to Paladin exceeding the threshold EBITDA of $650,000 and the estimated contingent consideration related to Paladin exceeding the threshold EBITDA of $650,000 by approximately $75,000. A contingent liability of $375,000 was initially recorded related to this earn-out, which is five times the estimated EBITDA above the $650,000 threshold. Management does not expect to recover the negative working capital directly from the Seller, only a reduction in possible future earn-out payments. As of September 30, 2016, management revalued the contingent liability to the full $750,000 with a $375,000 loss recognized in the income statement.

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

Under the 338(h)(10) election, all goodwill and intangibles related to the acquisition of Paladin will be fully deductible for tax purposes.

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

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisitions occurred on October 1, 2014, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the years ended September 30, 2016 and 2015 as if the acquisition occurred on October 1, 2014. The pro forma results of operations for the year ended September 30, 2016 only include Paladin, as all other acquisitions either occurred prior to October 1, 2015 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $50,000 more in 2016 and has been increased by approximately $1,250,000 in 2015.

(in Thousands, except per share data)

Pro Forma, unaudited	Year Ended September 30, 2016	Year Ended September 30, 2015

Net sales	$87,973	$95,000
Cost of sales	$63,322	$70,477
Operating expenses	$23,172	$24,337
Net income (loss)	$1,452	$(3,050)
Basic income (loss) per common share	$0.16	$(0.68)
Dilutive income (loss) per common share	$0.15	$(0.68)

The Company's consolidated financial statements for the years ended September 30, 2016 include the actual results of Scribe Solutions Inc., Agile Resources, Inc., Access Data Consulting Corporation and Paladin Consulting, Inc. since the date of acquisition, respectively.

Revenue and net income for each acquisition for the years ended September 30, 2016 included in the statement of operations (in Thousands)	Revenue	Net Income

Scribe Solutions, Inc.	$3,915	$655
Agile Resources, Inc.	$11,565	$839
Access Data Consulting Corporation	$19,211	$1,344
Paladin Consulting, Inc.	$14,697	$842

The Company's consolidated financial statements for the years ended September 30, 2015 include the actual results of Scribe Solutions Inc. and Agile Resources, Inc., since the date of acquisition, respectively.

Revenue and net income for each acquisition for the years ended September 30, 2015 included in the statement of operations (in Thousands)	Revenue	Net Income

Scribe Solutions, Inc.	$2,087	$362
Agile Resources, Inc.	$1,550	$182

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

Rent expense was approximately $1,114,000 in fiscal 2016 and $761,000 in fiscal 2015. As of September 30, 2016, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, equipment and facilities, totaled approximately $2,326,000, as follows: fiscal 2017 - $834,000, fiscal 2018 - $693,000, fiscal 2019 - $526,000, fiscal 2020 – $231,000, fiscal 2021 – $42,000, and thereafter - $2,326,000.

14. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary light industrial staffing. These distinct services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Selling, general and administrative expenses are not completely separately allocated among light industrial services and professional staffing services.

Unallocated Corporate expenses primarily include, certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock amortization expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses and interest expense.

Segment Data

	Fiscal Year Ended
	September 30,
(In Thousands)	2016	2015

Industrial Staffing Services
Industrial services revenue	$21,916	$26,499
Industrial services gross margin	13.1%	12.3%
Operating Income	$539	$607
Depreciation & amortization	280	270
Accounts receivable – net	3,145	2,897
Intangible assets	908	1,121
Goodwill	1,083	1,083
Total assets	$7,448	$6,960

Professional Staffing Services
Permanent placement revenue	$6,909	$6,665
Placement services gross margin	100%	100%
Professional services revenue	54,249	10,223
Professional services gross margin	25.2%	31.5%
Operating income	$3,962	$251
Depreciation and amortization	1,587	354
Accounts receivable – net	8,424	3,259
Intangible assets	10,186	3,775
Goodwill	17,507	7,137
Total assets	$38,478	$19,914

Unallocated Expenses
Corporate administrative expenses	$1,709	$1,460
Corporate facility expenses	81	80
Board related expenses	19	238
Stock option amortization expense	793	340
Acquisition, integration and restructuring expenses	702	373
Total unallocated expenses	$3,304	$2,491

Consolidated
Total revenue	$83,074	$43,387
Operating income (loss)	1,197	(1,633)
Depreciation and amortization	1,867	624
Total accounts receivables – net	11,569	6,156
Intangible assets	11,094	4,896
Goodwill	18,590	8,220
Total assets	$45,926	$26,874

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

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by our executive management and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company as of December 21, 2016 are as follows:

Name	Age	Position
Derek Dewan	61	Chief Executive Officer, Chairman of the Board
Alex Stuckey	50	President and Chief Operating Officer
Andrew J. Norstrud	43	Chief Financial Officer, Treasurer and Director
George A. Bajalia *	58	Director
William M. Isaac*	72	Director
Dr. Arthur B. Laffer*	76	Director
Peter J. Tanous*	78	Director
Thomas C. Williams*	57	Director

* Indicates member of Audit, Compensation and Nominating Committees.

Derek Dewan – Chief Executive Officer, Chairman of the Board

Mr. Dewan, former Chairman and Chief Executive Officer (CEO) of Scribe Solutions, Inc. was elected Chairman of the Board of Directors and CEO of the Company effective April 1, 2015. Mr. Dewan was previously Chairman and CEO of MPS Group, Inc. In January 1994, Mr. Dewan joined AccuStaff Incorporated, MPS Group's predecessor, as President and Chief Executive Officer, and took that company public in August 1994. Under Mr. Dewan's leadership the company became a Fortune 1000 world-class, global multi-billion dollar staffing services provider through significant organic growth and strategic acquisitions. MPS Group grew to include a vast network of offices in the United States, Canada, the United Kingdom, Continental Europe, Asia and Australia. MPS Group experienced many years of continued success during Mr. Dewan's tenure and he led successful secondary stock offerings of $110 million and $370 million. The company was on the Wall Street Journal's "top performing stock list" for three consecutive years and included in the Standard and Poor’s (S&P) Mid-Cap 400. In 2009, Mr. Dewan was instrumental in the sale of MPS Group to the largest staffing company in the world, Adecco Group, for $1.3 billion.

Alex Stuckey, President and Chief Operating Officer

Mr. Stuckey joined the Company in April 2015 as its Chief Operating Officer and President. Mr. Stuckey was the President and Chief Operating Officer of Scribe Solutions, Inc. Prior to joining Scribe, Mr. Stuckey was the founder and Chief Executive Officer of Fire Fighters Equipment Co. Mr. Stuckey led that company from a start up to a multi-million dollar enterprise with substantial net profits through both organic and acquisition growth. At Fire Fighters, Mr. Stuckey developed unique marketing strategies, which were revolutionary to the industry. His efforts led to a successful stock sale of Fire Fighters to Cintas. Stuckey also has extensive experience in banking and finance, which he obtained after a successful career at Barnett Bank as a special assets officer. Mr. Stuckey graduated from Florida State University with a bachelor’s in Entrepreneurship and Business Enterprises.

Andrew J. Norstrud – Chief Financial Officer, Treasurer and Director

Mr. Norstrud joined the Company in March 2013 as CFO and served as CEO from March 7, 2014 until April 1, 2015. Mr. Norstrud became a director of the Company on March 7, 2014. Prior to joining the Company, Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

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

From 1998 to 2001 Mr. Bajalia served as chief executive officer (CEO) and chief operating officer (COO) of the professional services division of MPS Group, Inc. (MPS), a publicly traded staffing company. This division had offices throughout the United States and the United Kingdom, and over $650 million in revenue and $80 million in pretax profits. Mr. Bajalia’s achievements with MPS included the integration of five specialty business units, which led to increased organic revenue growth of $200 million and pretax profits of $40 million within two years. He also served as a director of MPS.

Mr. Bajalia’s leadership and communication skills have earned him the reputation as a results-oriented manager. He received his B.S. in Accounting from Florida State University, is a licensed CPA and real estate broker, and is a member of several professional associations.

William M. Isaac – Director

Mr. Isaac joined the Company as a director in June 2015. A former Chairman of the Federal Deposit Insurance Corporation (“FDIC”), he has significant experience as a director on boards of directors of several public and private companies, including publicly traded (NYSE) staffing giant MPS Group, Inc., which was sold to the largest staffing firm in the world, Adecco Group for $1.3 billion in 2009. Mr. Isaac is presently a senior managing director of FTI Consulting, Inc. (“FTI”) and serves as Global Head of FTI’s Financial Institutions practice.

Mr. Isaac has extensive experience in business, finance and governance. In 1986, he founded The Secura Group, a leading financial institutions consulting firm and operated the business until it was acquired by FTI in 2011. Prior to forming Secura, Mr. Isaac headed the FDIC during the banking crisis of the 1980s, serving under Presidents Carter and Reagan from 1978 through 1985. Mr. Isaac currently serves as a member of the board of TSYS, a leading worldwide payments system processing company, and is the former Chairman of Fifth Third Bancorp, one of the nation’s leading banking companies. Also, Isaac is a former member of the boards of Trans Union Corporation; The Associates prior to its sale to Citigroup and Amex Centurion Bank. He is involved extensively in thought leadership relating to the financial services industry. Mr. Isaac is the author of Senseless Panic: How Washington Failed America with a foreword by legendary former Federal Reserve Chairman Paul Volcker. Senseless Panic provides an inside account of the banking and S&L crises of the 1980s and compares that period to the financial crisis of 2008-2009. Mr. Isaac’s articles are published in the Wall StreetJournal, Washington Post, New York Times, American Banker, Forbes, Financial Times, Washington Times, and other leading publications. He also appears regularly on television and radio, testifies before Congress, and is a frequent speaker before audiences throughout the world.

Mr. Isaac served as chairman of the FDIC during one of the most tumultuous periods in US banking history. Some 3,000 banks and thrifts failed during the 1980s, including Continental Illinois and nine of the ten largest banks in Texas. The President appointed Mr. Isaac to the board of the FDIC at the age of 34, making him the youngest FDIC board member and chairman in history. Mr. Isaac also served as chairman of the Federal Financial Institutions Examination Council (1983-85), as a member of the Depository Institutions Deregulation Committee (1981–85), and as a member of the Vice President’s Task Group on Regulation of Financial Services (1984).

Mr. Isaac began his career as an attorney with Foley & Lardner and was a senior partner with Arnold & Porter. He holds a JD, summa cum laude, College of Law, The Ohio State University (“OSU”) and a B.S in economics and LLD (“honorary”) from Miami University, Oxford, Ohio. Isaac is involved with several charitable and not for profit organizations including current and past service on the OSU Foundation Board, member of the OSU “Presidents Club”, former Trustee of the Miami University Foundation Board and a member the University’s “Business Advisory Council”, Goodwill Industries and the Community Foundation of Sarasota, Fl. Bill received a “Distinguished Achievement Medal” in 1995 from Miami University and a “Distinguished Alumnus Award” in 2013 from OSU.

Dr. Arthur B. Laffer – Director

Dr. Laffer joined the Company as a director in January 2015. Dr. Arthur Laffer is the founder and chairman of Laffer Associates, an economic research and consulting firm. A former member of President Reagan’s Economic Policy Advisory Board during the 1980s, Dr. Laffer’s economic acumen and influence have earned him the distinction in many publications as “The Father of Supply-Side Economics”. He has served on several boards of directors of public and private companies, including staffing giant MPS Group, Inc., which was sold to Adecco Group for $1.3 billion in 2009. Dr. Laffer was previously a consultant to Secretary of the Treasury William Simon, Secretary of Defense Donald Rumsfeld, and Secretary of the Treasury George Shultz. In the early 1970s, Dr. Laffer was the first to hold the title of Chief Economist at the Office of Management and Budget (OMB) under Mr. Shultz.

Additionally, Dr. Laffer was formerly the Distinguished University Professor at Pepperdine University and a member of the Pepperdine Board of Directors. He also served as Charles B. Thornton Professor of Business Economics at the University of Southern California and as Associate Professor of Business Economics at the University of Chicago.

Laffer is credited with advancing the concept of supply-side economics when he drew a curve on the back of a napkin at a dinner meeting, showing that government tax receipts can sometimes increase when federal income tax rates are lowered. The Laffer Curve and supply–side economics served as the foundation for Reaganomics in the 1980s when Dr. Laffer served on the President’s Economic Policy Advisory Board from 1981 to 1989. Dr. Laffer has been recognized for his achievements in economics, having been featured in Time Magazine’s 1999 cover story, “The Century’s Greatest Minds”, for inventing the Laffer Curve, which Time deemed “one of a few of the advances that powered this extraordinary century”. Bloomberg BusinessWeek recently featured the Laffer Curve as part of “The 85 Most Disruptive Ideas in Our History”. A video is available on their website which features a re-creation of the famous drawing of the Laffer Curve with Donald Rumsfeld and Dick Cheney.

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

Peter J. Tanous – Director

Mr. Tanous joined the Company as a director in May 2015. He has served on several boards of directors of public and private companies, including staffing giant and publicly traded (NYSE) MPS Group, Inc. (“MPS”), which was sold to the largest staffing company in the world, Adecco Group for $1.3 billion in 2009. Mr. Tanous is Chairman of Lynx Investment Advisory of Washington D.C., an SEC registered investment advisory firm. In prior years, Mr. Tanous was International Regional Director with Smith Barney and a member of the executive committee of Smith Barney International, Inc. He served for ten years as executive vice president and a director of Bank Audi (USA) in New York, and was earlier chairman of Petra Capital Corporation in New York. A graduate of Georgetown University, he serves on the university’s investment committee and as a member of the Georgetown University Library Board.

Mr. Tanous’ book, Investment Gurus, published by Prentice Hall in 1997, received wide critical acclaim in financial circles and was chosen as a main selection of The Money Book Club. His subsequent book, The Wealth Equation, was also chosen as a Money Book Club main selection. Investment Visionaries, was published in August 2003 by Penguin Putnam and Kiplinger’s Build a Winning Portfolio, was published by Kaplan Press in January 2008. Tanous co-authored (with Dr. Arthur Laffer, the “Father of Supply Side Economics” and Stephen Moore, former Wall Street Journal writer and editorial board member) “The End of Prosperity,” published by Simon & Schuster in October 2008. His most recent book, Debt, Deficits and the Demise of the American Economy, co-authored with Jeff Cox, finance editor at CNBC, was published by Wiley in May 2011. In addition to Georgetown University, Tanous serves on several investment committees including: St. Jude Children’s Research Hospital and Lebanese American University.

Mr. Tanous’ experience as a director on corporate boards is extensive. At MPS Group (“MPS”), he served as chairman of the audit committee and on several other committees over many years. He gained significant staffing industry knowledge and experience as MPS was one of the largest companies in the U.S. in the field of professional staffing with specialization in accounting, engineering, health care and legal services including a significant concentration on information technology delivered through its “Modis” brand. Also, Mr. Tanous served on the board of Cedars Bank, Los Angeles, a California state commercial bank with branches in Orange County and San Francisco, and as a director at Worldcare Ltd., Cambridge, Mass, a company in the field of health care services and telemedicine diagnostics.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended September 30, 2016 and 2015, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board has no policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer. We currently combine the role of Chairman of the Board and Chief Executive Officer. The Board believes that Mr. Dewan’s service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its shareholders. Mr. Dewan possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability and enhances the Company’s ability to communicate its strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action between scheduled meetings. The Board of Directors held 6 meetings during the last fiscal year. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are three standing committees of the Board of Directors, which are the Nominating Committee, the Audit Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met one time during fiscal 2016.

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

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met four times during fiscal 2016.

The Audit Committee is presently composed of four non-employee, independent directors: Peter J. Tanous (Chairman), Dr. Arthur B. Laffer, George A. Bajalia and William M. Isaac. Peter J. Tanous was appointed by the Board of Directors as the Chairman of the Audit Committee in July of 2016. The Board of Directors has determined that Mr. Bajalia, Dr. Laffer, Mr. Tanous and Mr. Isaac are all considered an “audit committee financial expert” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is not available on the Company’s website. A copy of the Audit Committee Charter is attached to the form 10Q filed filed with the SEC on February 16, 2016.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants, but has not done so. The Compensation Committee met one time during fiscal 2016.

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

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of managements acquisitions and only after the Committee has determined an acquisition qualifies is the acquisition presented to the entire board for approval The Mergers and Acquisition Committee has the authority to retain compensation consultants, but has not done so. The Mergers and Acquisition Committee met twice during fiscal 2016.

The Mergers and Acquisition Committee is presently composed of three non-employee, independent directors: George A. Bajalia (Chairman), Dr. Arthur B. Laffer, and William M. Isaac.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)

Derek Dewan (1)	2016	130,000	-	-	-	-	-		-	130,000
Chief Executive Officer	2015	50,000	-	-	-	-	-		-	50,000

Alex Stuckey (2)	2016	174,000	-	-	-	-	-		-	174,000
Chief Operating Officer	2015	84,000	-	-	-	-	-		-	84,000

Andrew Norstrud	2016	246,000	-	-	-	-	-	(3)	-	246,000
Chief Financial Officer and Treasurer	2015	250,000	-	-	-	-	192,000	(3)	-	442,000

___________

(1)	Mr. Dewan was appointed as Chairman of the Board of Directors and the Chief Executive Officer of the Company on April 1, 2015.

(2)	Mr. Stuckey became the President and Chief Operating Officer on April 1, 2015.

(3)	Mr. Norstrud has served as Chief Financial Officer of the Company since March, 2013. Mr. Norstrud served as Chief Executive Officer of the Company from March 7, 2014 until April 1, 2015. Mr. Norstrud was granted options to purchase 30,000 shares of common stock during the fiscal year 2015 and was granted options to purchase 0 shares of common stock during fiscal year 2016.

Employment and Change in Control Agreements

Andrew Norstrud: On August 13, 2013, the Company entered an employment agreement with Andrew J. Norstrud (the “Norstrud Employment Agreement”). The Norstrud Employment Agreement provided for a three-year term ending on March 29, 2016, unless employment is earlier terminated in accordance with the provisions thereof. Mr. Norstrud received a starting base salary at the rate of $200,000 per year which was adjusted by the Compensation Committee to $250,000 per year. Mr. Norstrud received options to purchase 20,000 shares of the Company’s common stock in connection with his execution of the Norstrud Employment Agreement, and is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Compensation Committee. Mr. Norstrud was granted an additional option to purchase 100,000 and 20,000 shares of the Company’s common stock in connection with his employment with the Company. The Norstrud Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On July 24, 2015, the Company entered into an amendment to the Norstrud Employment Agreement pursuant to which Mr. Norstrud’s term of employment was extended to March 29, 2017. Additionally, the term will automatically extend for successive one year periods unless written notice is given by either party no later than 90 days prior to the expiration of the initial term.

Derek Dewan: On August 12, 2016, the Company entered an employment agreement with Derek Dewan (the “Dewan Employment Agreement”). The Dewan Employment Agreement provides for a five-year term ending on August 15, 2021, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1 year automatic extension clause if there is no notice the Company of termination. Mr. Dewan received a starting base salary at the rate of $300,000 per year which can be adjusted by the Compensation Committee. Mr. Dewan is entitled to receive an annual bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee. The Dewan Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 10 - Stock Option Plans” in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers during fiscal 2016 and 2015 were at option prices that were equal to the market price on the date of grant, had vesting dates three years or less after the date of grant, and had expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	-	-	-	-	-

Alex Stuckey, President and Chief Operating Officer	-	-	-	-	-	-	-	-	-

Andrew Norstrud,	20,000	20,000	-	2.50	1/27/2024	-	-	-	-
Chief Financial Officer and Treasurer	100,000	-	-	3.50	3/04/2024	-	-	-	-
	10,000	-	-	7.00	7/24/2025	-	-	-	-

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k) retirement plan in which all full-time employees may participate after one year of service.

DIRECTOR COMPENSATION

Compensation of Directors

Under the Company’s standard compensation arrangements that were in effect during fiscal 2015, each non-employee director received a monthly retainer of $2,000. This was discontinued as of April 18, 2015 and the members of the Board of Directors have only received stock options for their services as board members. Employees of the Company did not receive any additional compensation for service on the Board of Directors.

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2016:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)

George A. Bajalia	18,750	-	18,750
William M. Isaac	-	77,000	77,000
Dr. Arthur B. Laffer	-	77,000	77,000
Peter J. Tanous	-	77,000	77,000
Thomas C. Williams	-	-	-

(1)	The aggregate number of outstanding option awards at the end of fiscal 2016 were as follows for each of the non-employee directors: George A. Bajalia – none, William M. Isaac – 20,000, Dr. Arthur B. Laffer – 20,000, Peter J. Tanous – 20,000 and Thomas C. Williams – none.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 10 - Stock Option Plans” in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 21, 2016 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

Under applicable SEC rules, a person is deemed to be the “beneficial owner” of a voting security if such person has (or shares) either investment power or voting power over such security or has (or shares) the right to acquire such security within 60 days by any of a number of means, including upon the exercise of options or warrants or the conversion of convertible securities. A beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable or convertible within 60 days, have been exercised or converted.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all voting securities shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table below is care of General Employment Enterprises, Inc., 184 Shuman Blvd, Suite 420, Naperville, Illinois 60563.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Directors and Executive Officers
Derek Dewan	443,266	(2)	4.35%
Andrew J. Norstrud	135,000	(3)	1.31%
Dr. Arthur Laffer	93,571	(4)	*	%
Thomas Williams	55,000	(5)	*	%
Peter Tanous	14,000	(6)	*	%
William Isaac	42,500	(7)	*	%
George A. Bajalia	48,571	(8)	*	%
Alex Stuckey	2,080,300	(9)	20.40%
Current directors and executive officers as a group (8 individuals)	2,873,300		28.53%
5% or Greater Holders
Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010	655,042	(10)	6.43%

__________

*	Represents less than 1%.

(1)	Based on 9,378,892 shares issued and outstanding as of December 21, 2016.

(2)

Represents 154,630 shares of common stock that Mr. Dewan owns independently. The remaining 288,636 shares can be acquired by Mr. Dewan upon the exercise of 288,636 common stock purchase warrants of the Company, at an exercise price of $2.00 per share. Mr. Dewan beneficially owns 443,266 shares and has sole voting and dispositive power over the shares.

(3)

Represents (i) 5,000 shares of Common Stock, and (ii) 150,000 shares of Common Stock issuable upon the exercise of stock options approximately 130,000 are currently exercisable and included in the ownership table.

(4)

Represents (i) 78,571 shares of Common Stock, and (ii) 55,000 shares of Common Stock issuable upon the exercise of stock options approximately 15,000 are currently exercisable and included in the ownership table.

(5)

Represents (i) 15,000 shares of common stock, (ii) 40,000 shares issuable upon the exercise of stock options of which approximately 40,000 are currently exercisable and included in the ownership table.

(6)

Represents (i) 4,000 shares of Common Stock, and (ii) 50,000 shares issuable upon the exercise of stock options of which approximately 10,000 are currently exercisable and included in the ownership table.

(7)

Represents (i) 30,000 shares of Common Stock and (ii) 42,500 shares issuable upon the exercise of stock options of which approximately 12,500 are currently exercisable and included in the ownership table.

(8)

Represents (i) 28,571 shares of Common Stock owned through Landmark Financial Corp, and (ii) 40,000 shares issuable upon the exercise of stock options of which approximately 20,000 are currently exercisable and included in the ownership table. Mr. Bajalia beneficially owns 28,571 shares of Common Stock and has sole voting and dispositive power over these shares.

(9)

Represents 150,000 shares of common stock that Mr. Stuckey acquired as a member of JOB LLC when JOB LLC distributed its assets to its members. Mr. Stuckey owns 1,637,663 shares of common stock from the conversion of 320,000 shares of the Company’s Series A Convertible Preferred Stock. The remaining 288,636 Shares can be acquired by Mr. Stuckey upon the exercise of 288,636 common stock purchase warrants of the Company, at an exercise price of $2.00 per share. Mr. Stuckey beneficially owns 2,076,234 shares of common stock and has sole voting and dispositive power over the shares.

(10)

Ms. Brittany M. Dewan is the trustee of the Derek E. Dewan Irrevocable Living Trust II Dated the 27th of July, 2010. Ms. Dewan has the sole voting power and sole dispositive power over the 655,042 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is responsible to make independence determinations annually with the assistance of the Nominating Committee. Such independence determinations are made by reference to the independence standard under the definition of “independent director” under the NYSE MKT Listed Company Manual. Our Board of Directors has affirmatively determined that George A. Bajalia, William Isaac, Dr. Arthur B. Laffer, Peter Tanous, and Thomas C. Williams satisfy the independence standards under the NYSE MKT Listed Company Manual.

In addition to the independence standards provided in the NYSE MKT Listed Company Manual, our Board of Directors has determined that each director who serves on our Audit Committee satisfies standards established by the SEC providing that, in order to qualify as “independent” for the purposes of membership on that committee, members of audit committees may not (1) accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation or (2) be an affiliated person of the Company or any of its subsidiaries. The Board of Directors has also determined that each member of the Compensation Committee satisfies the newly-adopted NYSE MKT standards for independence of Compensation Committee members, which became effective on July 1, 2013.

Related Party Transactions

Other than as disclosed below, except for the Norstrud Employment Agreement and the Dewan Employment Agreement described in "Executive Compensation" above, there have been no transactions since October 1, 2014, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater shareholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

In April 2015, the Company entered into a stock exchange agreement with Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually (collectively, the “Scribe Shareholders”), pursuant to which the Company acquired 100% of the outstanding stock of Scribe Solutions Inc., a provider of data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics (“Scribe”), from the Scribe Shareholders for 640,000 shares of Series A Preferred Stock of the Company. In addition, the Company exchanged warrants to purchase up to 635,000 shares of the Company’s common stock, for $2.00 per share, with a term of 5 years (the “Warrants”), for Scribe warrants held by two individuals. The issuances of the Series A Preferred Stock and Warrants by the Company was effected in reliance on the exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder.

Under its charter, the Audit Committee of our Board of Directors is responsible to review and approve or ratify any transaction between the Company and a related person that is required to be disclosed under the rules and regulations of the SEC. Our management is responsible for bringing any such transaction to the attention of the Audit Committee. In approving or rejecting any such transaction, the Audit Committee considers the relevant facts and circumstances, including the material terms of the transaction, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2016 and 2015. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2016 and 2015:

	Fiscal 2016	Fiscal 2015

Audit fees	$163,000	$160,000
Audit-related fees	143,000	18,500
Tax fees	—	—
All other fees	—	—

“Audit fees” relate to services for the audit of the Company’s consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements included in the Company’s quarterly reports filed with the SEC.

“Audit-related fees” relate to services that are reasonably related to the audit of the Company’s consolidated financial statements and are not included in “audit fees.” These services include audits of the Company’s 401(k) retirement plan and audits related to acquisitions and S-8 filings.

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

2.01

Securities Purchase and Tender Offer Agreement, dated March 30, 2009, by and among GEE Group Inc. and PSQ, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

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

3.02	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K filed with the Commission on December 6, 2013.

3.03	By-Laws of GEE Group Inc. as amended June 30, 2009. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707

3.04

Certificate of designation of series a convertible preferred stock of GEE Group Inc. Incorporated by reference to Exhibit 3.04 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2014.

3.05

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Reflecting the Reverse Stock Split. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2015

3.06

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Reflecting the Capital Increase. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2015

3.07

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 14, 2016

4.01

Rights Agreement dated as of February 4, 2000, between GEE Group Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

4.02

Amendment No. 1 to Rights Agreement, dated as of March 30, 2009, by and between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 31, 2009, Commission File No. 1-05707.

38

4.03

Subordinated Nonnegotiable Promissory Note dated October 4, 2015 from GEE Group Inc. to William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

4.04

Promissory Note dated October 2, 2015 from GEE Group Inc. to JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

4.05

Form of Contingent Promissory Note issuable by the Company. to Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016

10.01*

Key Manager Plan, adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Commission File No. 1-05707.

10.02*	GEE Group Inc. 1995 Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10.03*	Second Amended and Restated GEE Group Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2010.

10.04*	GEE Group Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-05707.

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

10.07*

Form of stock option agreement under the GEE Group Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 99.01 to the Company’s current report on Form 8-K dated September 25, 2006, Commission File No. 1-05707.

10.08*

Chief Executive Officer Bonus Plan Amendment 1, effective for fiscal years beginning on or after October 1, 2006. Incorporated by reference to Exhibit 10.01 to the Company’s quarterly report on Form 10-QSB for the quarterly period ended December 31, 2006, Commission File No. 1-05707.

10.09*

Form of director stock option agreement under the Amended and Restated GEE Group Inc., 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.10*

Form of stock option agreement under the GEE Group Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

10.11*

Form of indemnity agreement with directors and officers, adopted November 19, 2007. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Commission File No. 1-05707.

39

10.12*

Escrow Agreement, dated as of March 30, 2009, by and among GEE Group Inc., PSQ, LLC and Park Avenue Bank, as escrow agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.13*

Consulting Agreement, dated as of March 30, 2009, by and among Herbert F. Imhoff, Jr., GEE Group Inc. and PSQ LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.14*

Registration Rights Agreement, dated as of March 30, 2009, by and between GEE Group Inc., PSQ, LLC and Herbert F. Imhoff, Jr. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

10.15*

Amendment No. 1, dated as of June 22, 2009, to Consulting Agreement, dated as of March 30, 2009, by and among Herbert F. Imhoff, Jr., GEE Group Inc. and PSQ LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.16*

Employment Agreement between GEE Group Inc. and Kent M. Yauch, dated June 26, 2009. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.17*

Employment Agreement between GEE Group Inc. and Marilyn L. White, dated June 26, 2009. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 22, 2009, Commission File No. 1-05707.

10.18*

Form of director stock option under the Second Amended and Restated GEE Group Inc., 1997 Stock Option Plan. Incorporated by reference to Appendix A to the Company’s Definitive Information Statement filed with the SEC on October 16, 2009.

10.19*

Form of employee stock option under the Second Amended and Restated GEE Group Inc. 1997 Stock Option Plan. Incorporated by reference to Appendix A to the Company’s Definitive Information Statement filed with the SEC on October 16, 2009.

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

40

10.27

Asset Purchase Agreement, dated as of August 31, 2011, by and among GEE Group Inc., Ashley Ellis LLC and Brad A. Imhoff. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.28

Registration Rights Agreement, dated as of August 31, 2011, by and between GEE Group Inc. and Ashley Ellis LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.29

Employment Agreement, dated as of August 31, 2011, by and between GEE Group Inc., and Katy M. Imhoff. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.30

Change of Control Agreement, dated as of August 31, 2011, by and between GEE Group Inc. and Katy M. Imhoff. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.31

Employment Agreement, dated as of September 1, 2011, by and between GEE Group Inc., and Salvatore J. Zizza. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.32

Change of Control Agreement, dated as of September 1, 2011, by and between GEE Group Inc. and Salvatore J. Zizza. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.33

Employment Agreement, dated as of August 31, 2011, by and between GEE Group Inc. and Brad A. Imhoff. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.34

Change of Control Agreement, dated as of August 31, 2011, by and between GEE Group Inc. and Brad A. Imhoff. Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 7, 2011, Commission File No. 001-05707.

10.35

Registration Rights Agreement, effective as of December 30, 2010, by and among GEE Group Inc., Triad Personnel Services, Inc., DMCC Staffing, LLC and RFFG of Cleveland, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2011, Commission File No. 001-05707.

10.36	GEE Group Inc. 2011 Incentive Plan. Incorporated by reference as Appendix B to the Company’s Proxy Statement dated January 23, 2012, Commission File No. 1-05707.*

10.37	Sixth Amendment to Account Purchase Agreement dated as March 27, 2013. Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

41

10.38	Amended and Restated Employment Agreement with Brad A. Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 1, 2013.

10.39	Amended and Restated Employment Agreement with Katy Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 1, 2013.

10.40	Executive Employment Agreement with Andrew Norstrud, dated March 29, 2013. Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q filed with the Commission on August 15, 2013.

10.41

Amendment to Asset Purchase Agreement by and among DMCC Staffing, LLC, RFFG of Cleveland, LLC, the Company and Triad Personnel Services, Inc., dated April 17, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 24, 2013.

10.42	GEE Group Inc. 2013 Incentive Stock Plan, effective July 23, 2013. Incorporated by reference as Exhibit A to the Company’s Proxy Statement dated August 21, 2013, Commission File No. 001-05707.*

10.43

Loan and Security agreement and betweenKeltic Financial Partners II, LLP and GEE Group Inc., Triad Personnel Services, Inc., BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the “Loan Agreement”). Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K filed with the Commission on January 13, 2014.

10.44

Second Amendment to Loan and Security agreement and betweenACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) and GEE Group Inc., Triad Personnel Services, Inc., BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the “Loan Agreement”). Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2014.

10.45

Securities Purchase Agreement by and between GEE Group Inc. and Aracle SPF I, LLC dated March 31, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 20, 2014.

10.46

First Amendment and Waiver to the Loan and Security Agreement between GEE Group Inc. and Keltic Financial Partners II, LP, dated September 27, 2013 Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 20, 2014.

10.47	Convertible Note Issued to Brio Capital Master Fund, Ltd. Dated August 6, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 14, 2014.

10.48

Securities Purchase Agreement by and between GEE Group Inc. and Brio Capital Master Fund, Ltd. dated August 6, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 14, 2014.

10.49

Stock Exchange Agreement by and between GEE Group Inc., Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually. Incorporated by reference to Appendix B of Schedule 14C filed on March 6, 2015.

42

10.50

The Amendment to the Employment Agreement by and among GEE Group Inc. and Mr. Andrew J. Norstrud, effective as of July 24, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 28, 2015.

10.51

Stock Purchase Agreement dated July 31, 2015 by and between GEE Group Inc. and Tricia Dempsey. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 4, 2015.

10.52

Stock Purchase Agreement dated October 4, 2015 by and among GEE Group Inc., William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.53

Subordinated Security Agreement dated October 4, 2015 by and among GEE Group Inc., William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.54

Registration Rights Agreement dated October 2, 2015 by and between GEE Group Inc. and JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.55

Subscription Agreement dated October 2, 2015 by and between GEE Group Inc. and JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.56

Stock Purchase Agreement dated as of January 1, 2016 by and among General Employment Enterprises, Inc., Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016

10.57

Eighth Amendment, Consent and Waiver dated as of January 1, 2016 (the "Amendment") to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the Borrowers named therein, Access Data, Paladin and ACF FINCO I LP, as Lender Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2016

10.58

Form of Amended and Restated Revolving Credit Note dated as of January 1, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2016

10.59	Employment Agreement dated August 12, 2016 between the Company and Derek Dewan. Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016

43

10.60

Ninth Amendment, Consent and Waiver dated as of September 27, 2016 to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the other borrowers parties thereto and ACF FINCO I LP, as Lender Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2016

10.61	Form of Amended and Restated Revolving Credit Note dated as of September 27, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2016

10.62

Reaffirmation Agreement dated as of September 27, 2016 by and among the Company, the other borrowers parties thereto and ACF FINCO LLP, as Lender . Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2016

14.01

GEE Group Inc. Code of Ethics for Directors, Officers and Employees, adopted as of August 16, 2004. Incorporated by reference to Exhibit 14.01 to the Company’s Form 8-K Current Report dated August 16, 2004, Commission File No. 1-05707.

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
_______________

* Management contract or compensatory plan or arrangement.

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEE GROUP INC.

(Registrant)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2016	By:	/s/ Derek Dewan
Derek Dewan Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 22, 2016	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 22, 2016	By:	/s/ George A. Bajalia
George A. Bajalia

Date: December 22, 2016	By:	/s/ William M. Isaac
William M. Isaac, Director

Date: December 22, 2016	By:	/s/ Dr. Arthur B. Laffer
Dr. Arthur B. Laffer, Director

Date: December 22, 2016	By:	/s/ Peter J. Tanous
Peter J. Tanous

Date: December 22, 2016	By:	/s/ Thomas C. Williams
Thomas C. Williams, Director

45