Form 10-Q
period 2016-12-31
GEE Group Inc.
filed 2017-02-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2017 was 9,378,892.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's annual report on Form 10-K for the year ended September 30, 2016, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	December 31,	September 30,
	2016	2016

ASSETS
CURRENT ASSETS:
Cash	$2,193	$2,528
Accounts receivable, less allowances (December and September - $191)	12,577	11,569
Other current assets	1,592	1,500
Total current assets	16,362	15,597
Property and equipment, net	549	611
Other long-term assets	34	34
Goodwill	18,590	18,590
Intangible assets, net	10,725	11,094
TOTAL ASSETS	$46,260	$45,926

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$8,649	$7,127
Accounts payable	1,558	2,224
Accrued compensation	2,854	3,116
Other current liabilities	1,210	692
Short-term portion of subordinated debt	1,421	1,285
Contingent consideration	750	1,750
Total current liabilities	16,442	16,194
Deferred rent	179	162
Subordinated debt	4,810	4,981
Other long-term liabilities	51	56
Total long-term liabilities	5,040	5,199
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 9,379 shares at December 31, 2016 and at September 30, 2016, respectively	-	-
Additional paid in capital	37,809	37,615
Accumulated deficit	(13,031)	(13,082)
Total shareholders' equity	24,778	24,533
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,260	$45,926

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2016	2015

NET REVENUES:
Contract staffing services	$19,856	$15,999
Direct hire placement services	1,150	1,626
NET REVENUES	21,006	17,625

Cost of contract services	15,563	12,337
GROSS PROFIT	5,443	5,288

Selling, general and administrative expenses	4,495	4,508
Acquisition, integration and restructuring expenses	23	446
Depreciation expense	79	66
Amortization of intangible assets	369	337
INCOME (LOSS) FROM OPERATIONS	477	(69)
Interest expense	(360)	(325)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	117	(394)
Provision for income tax	(66)	-
NET INCOME (LOSS)	$51	$(394)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$51	$(394)

BASIC INCOME (LOSS) PER SHARE	$0.01	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	9,379	9,247
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	9,925	9,247

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

	Common Stock	Additional Paid	Preferred Stock	Preferred	Accumulated	Total Shareholders'
	Shares	In Capital	Shares	Stock	Deficit	Equity

Balance, September 30, 2015	8,833	$33,492	-	$-	$(14,255)	$19,237

Shares issued for JAX Legacy debt	95	589	-	-	-	589

Issuance of common stock for contingent consideration related to the acquisition of Access Data Consulting Corporation	123	544	-	-	-	544

Amortization of stock option expense	-	793	-	-	-	793

Issuance of common stock for acquisition of Access Data Consulting Corporation	328	2,197	-	-	-	2,197

Net income	-	-	-	-	1,173	1,173

Balance, September 30, 2016	9,379	$37,615	-	$-	$(13,082)	$24,533

Amortization of stock option expense	-	194	-	-	-	194

Net income	-	-	-	-	51	51

Balance, December 31, 2016	9,379	$37,809	-	$-	$(13,031)	$24,778

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Three Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51	$(394)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	448	403
Stock option expense	194	162
Provision for doubtful accounts	-	46
Amortization of debt discount	54	74
Changes in operating assets and liabilities -
Accounts receivable	(1,008)	148
Accounts payable	(666)	920
Accrued compensation	(262)	(886)
Other current items, net	476	(388)
Long-term liabilities	17	40
Net cash (used in) provided by operating activities	(696)	125

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(17)	(4)
Acquisition payments	(50)	(6,845)
Net cash used in investing activities	(67)	(6,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subordinated debt	-	4,107
Payments on the debt related to acquisitions	(1,089)	(87)
Payments on capital lease	(5)	(13)
Net proceeds from short-term debt	1,522	1,395
Net cash provided by financing activities	428	5,402

Net change in cash	(335)	(1,322)

Cash at beginning of period	2,528	5,932

Cash at end of period	$2,193	$4,610

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$294	$220
Cash paid for taxes	$-	$-
Non-cash financing activities
Stock paid for prepaid interest on subordinated note	$-	$566
Stock paid for fees in connection with subordinated note	$-	$23
Issuance of common stock for acquisition	$-	$2,197
Note issued in connection with acquisition	$-	$3,000
Earn-out liability, contingent consideration, and other liabilities incurred in connection with acquisition	$-	$3,313

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

GEE Group Inc. (the "Company", "us", "our" or "we") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of permanent and temporary professional, industrial and physician assistant staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our commercial clients. Through our acquisition of Scribe Solutions in April 2015, we also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 as filed on December 22, 2016.

Liquidity

The Company has experienced significant losses and negative cash flows from operations in the past. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. Management believes with current cash flow from operations, equity offerings, issued debt and the availability under the ACF facility (see Note 6), the Company will have sufficient liquidity for the next 12 months.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $90,000 and $139,000 for the three-month period ended December 31, 2016 and 2015, respectively. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $60,000 as of December 31, 2016 and September 30, 2016, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 2016 and September 30, 2016, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $191,000 is considered necessary as of December 31, 2016 and September 30, 2016. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes the $60,000 reserve for permanent placement falloffs considered necessary as of December 31, 2016 and September 30, 2016.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three-month periods ended December 31, 2016 and 2015.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 716,000 of common stock equivalents excluded for the three months ended December 31, 2015, respectively, because their effect is anti-dilutive. Common share equivalents of approximately 546,118 was included in the computation of diluted earnings per share for the three months ended December 31, 2016. There were approximately 475,100 of common stock equivalents excluded for the three months ended December 31, 2016, respectively because their effect is anti-dilutive.

Advertising Expenses

Most of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three months ended December 31, 2016 and 2015, included in selling, general and administrative expenses was advertising expense totaling approximately $288,000 and $298,000, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended December 31, 2016 and 2015.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three months ended December 31, 2015 to conform to the current year presentation. There is no effect on assets, liabilities, equity or net income.

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

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The new guidance requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The amended guidance also requires additional quantitative and qualitative disclosures. In March 2016, amended guidance was issued to clarify implementation guidance on principal versus agent consideration. In April 2016, an amendment provided clarifications on determining whether a promised license provides a customer with a right to use or a right to access an entity’s intellectual property. In May 2016, an amendment provided narrow scope improvements and practical expedients to reduce the potential diversity, cost and complexity of applying new revenue standard. These amendments, as well as the original guidance, are all effective for annual and interim periods beginning after December 15, 2017. The new standard will be effective for the Company beginning January 1, 2018 and the Company intends to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements. No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

(In thousands)	Useful Lives	December 31, 2016	September 30, 2016

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,531	2,514
Total property and equipment, at cost		3,978	3,961
Accumulated depreciation and amortization		(3,429)	(3,350)
Property and equipment, net		$549	$611

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three-month periods ended December 31, 2016 and 2015 was approximately $79,000 and $66,000, respectively.

5. Intangible Assets

As of December 31, 2016

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$10,758	$2,917	$7,841
Trade Name	2,429	345	2,084
Non-Compete Agreements	1,061	261	800
	$14,248	$3,523	$10,725

As of September 30, 2016

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$10,758	$2,662	$8,096
Trade Name	2,429	285	2,144
Non-Compete Agreements	1,061	207	854
	$14,248	$3,154	$11,094

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $369,000 and $337,000 for the three months ended December 31, 2016 and 2015, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $10,725,000, as follows: fiscal 2017 - $1,107,000, fiscal 2018 - $1,481,000, fiscal 2019 - $1,485,000, fiscal 2020 - $1,482,000, fiscal 2021 - $1,077,000 and thereafter - $4,093,000.

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

6. Short-term Debt

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000. On September 27, 2016, the Company entered into a ninth Amendment and Waiver to the Loan and Security Agreement with ACF. Pursuant to the Amendment, the Lender agreed (i) to decrease the annual Facility Fee (as defined in the Credit Agreement) payable by Borrower on the total Revolving Credit Limit (as defined in the Credit Agreement) to 0.75% , (ii) to allow the Borrower to make certain prepayments of amounts owed under the Amended Credit Agreement and the other loan documents on or prior to September 27, 2018, (iii) to amend the provision regarding liquidated damages payable by Borrower in the event of any early termination of the revolving credit line under the Amended Credit Agreement such that Borrower shall pay liquidated damages to Lender in an amount equal to the Revolving Credit Limit multiplied by (X) two percent (2.00%) if such prepayment, repayment, demand or acceleration occurs prior to September 28, 2017, and (Y) one percent (1.00%) if such prepayment, repayment, demand or acceleration occurs on or after September 28, 2017, (iv) to change the minimum EBITDA (as defined in the Amended Credit Agreement) thresholds required to be maintained by the Company as outlined below (v) to extend the Revolving Credit Termination Date to the earliest to occur of (a) September 27, 2018, (b) the date Lender terminates the Revolving Credit pursuant to the terms of the Amended Credit Agreement, and (c) the date on which repayment of the Revolving Credit, or any portion thereof, becomes immediately due and payable pursuant to the terms of the Amended Credit Agreement, (vi) to amend the definition of EBITDA and (vii) to change the Revolving Credit Rate to a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus one and one half percent (1.50%), (B) the LIBOR Rate plus four and one half percent (4.50%), and (C) four and three quarters percent (4.75%). At December 31, 2016 and September 30, 2016, the interest rate was 4.75%, respectively.

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

As of December 31, 2016, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At December 31, 2016, there was approximately $1,351,000 available on the line of credit. The interest expense related to the lines of credit for the three months ended December 31, 2016 and 2015 approximated $165,000 and $109,000, respectively.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

8. Subordinated Debt

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement") in the amount of $4,185,000. The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note, was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of approximately 91,000 shares of the Company's common stock (the "Interest Shares") valued at approximately $566,000. The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note. The Company paid fees of approximately $25,000 and 3,000 shares of common stock to the Investor, valued at approximately $23,000. In addition, the Company had approximately $33,000 of legal fees related to the transaction. Total discount recorded at issuance was approximately $647,000. Total amortization of debt discount for the three months ended December 31, 2016 was approximately $54,000.

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

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250,000 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company shall issue to the Sellers a subordinated promissory note in the principal amount of $1,000,000 (the “Subordinated Note”), The Subordinated Note shall bear interest at the rate of 5.5% per annum. Interest on the Subordinated Note shall be payable monthly. The Subordinated Note shall have a term of three years and may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement).

Balance as of December 31, 2016:
JAX Legacy debt	$4,185
Access Data debt	1,421
Paladin debt	1,000
JAX Legacy debt discount	(375)

Total debt	6,231

Short-term portion of debt	(1,421)

Long-term portion of debt	$4,810

Over the next four years, the payments of subordinated debt will total approximately $6,606,000 as follows: fiscal 2017 - $197,000, fiscal 2018 - $1,224,000, fiscal 2019 - $4,185,000, and fiscal 2020 - $1,000,000.

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

Stock Options

The Company has recognized compensation expense in the amount of approximately $194,000 and $162,000 during the three months ended December 31, 2016 and 2015, respectively, related to the issuance of stock options.

No options were granted during the three-month period ended December 31, 2016.

10. Acquisitions

Access

On October 4, 2015, the Company entered into a Stock Purchase Agreement (the "Access Data Agreement") with William Daniel Dampier and Carol Lee Dampier (collectively, the "Sellers"). Pursuant to the terms of the Access Data Agreement the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation, a Colorado corporation ("Access Data"), for a purchase price (the "Purchase Price") equal to approximately $15,568,000, which includes $600,000 related to a mutual tax election of which $50,000 was paid during the three months ended December 31, 2016.

Paladin

The Company entered into a Stock Purchase Agreement dated as of January 1, 2016 (the "Paladin Agreement") with Enoch S. Timothy and Dorothy Timothy (collectively, the "Sellers"). Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation ("Paladin"), for a purchase price (the "Purchase Price") equal to approximately $2,625,000.

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Paladin Agreement Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company shall pay $250,000 in cash to the Sellers on or prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company shall issue to the Sellers a subordinated promissory note in the principal amount of $1,000,000 (the “Subordinated Note”), The Subordinated Note shall bear interest at the rate of 5.5% per annum. Interest on the Subordinated Note shall be payable monthly. The Subordinated Note shall have a term of three years and may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement). The Company has paid the $250,000 cash payment to the Sellers.

Consolidated pro-forma unaudited financial statements

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and Paladin Consulting, Inc., after giving effect to the Company's acquisition as if the acquisition occurred on October 1, 2015.

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisitions occurred on October 1, 2015, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended December 31, 2015 as if the acquisition occurred on October 1, 2015. The pro forma results of operations for the three months ended December 31, 2015 only include Paladin, as all other acquisitions either occurred prior to October 1, 2015 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $51,000 for the three months ended December 31, 2015 for the Paladin acquisition.

(in Thousands, except per share data)

Three Months Ended December 31, 2015
Net sales	$22,410
Cost of sales	16,233
Operating expenses	6,355
Net loss	$(477)
Basic and dilutive income per common share	$(0.05)

The Company's consolidated financial statements for the three months ended December 31, 2016 include the actual results of all acquisitions.

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

Rent expense was approximately $272,000 and $242,000 for the three-month periods ended December 31, 2016 and 2015, respectively. As of December 31, 2016, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $2,204,000 as follows: fiscal 2017 - $631,000, fiscal 2018 - $726,000, fiscal 2019 - $560,000, fiscal 2020 - $245,000, fiscal 2021 - $42,000 and thereafter - $0.

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

	Three Months Ended
	December 31,
(In Thousands)	2016	2015

Industrial Staffing Services
Industrial services revenue	$5,981	$6,000
Industrial services gross margin	16.4%	11.7%
Operating income	$340	$67
Depreciation & amortization	73	54
Accounts receivable - net	3,497	2,896
Intangible asset - net	854	1,067
Goodwill	1,084	1,084
Total assets	$7,629	$6,932

Professional Staffing Services
Permanent placement revenue	$1,150	$1,626
Placement services gross margin	100%	100%
Professional services revenue	13,875	9,999
Professional services gross margin	23.9%	29.6%
Operating income	$1,048	$1,136
Depreciation and amortization	375	349
Accounts receivable - net	9,080	5,933
Intangible assets - net	9,871	9,407
Goodwill	17,506	14,822
Total assets	$38,631	$34,402

Unallocated Expenses
Corporate administrative expenses	$601	$612
Corporate facility expenses	74	52
Stock option amortization expense	194	162
Board related expenses	19	-
Acquisition, integration and restructuring expense	23	446
Total unallocated expenses	$911	$1,272

Consolidated
Total revenue	$21,006	$17,625
Operating income (loss)	477	(69)
Depreciation and amortization	448	403
Total accounts receivable - net	12,577	8,829
Intangible assets - net	10,725	10,474
Goodwill	18,590	15,906
Total assets	$46,260	$41,334

13. Subsequent Events

On January 20, 2017, the Company, Triad Personnel Services, Inc. (“TPS”), Business Management Personnel, Inc. (“BUMPS”), BMPS, Inc. (“BMPSOH”), BMCH, Inc. (“BMCH”), BMCHPA, Inc.(“BMCHPA”), Triad Logistics, Inc. (“Triad”), Scribe Solutions, Inc. (“Scribe”), Agile Resources, Inc. (“Agile”), Access Data Consulting Corporation (“Access Data”) and Paladin Consulting, Inc., (“Paladin” and collectively with the foregoing, the ”Borrowers”), and ACF FINCO I LP, f/k/a Keltic Financial Partners II, LP (“Lender”) entered into a Tenth Amendment, Consent and Waiver dated as of January 20, 2017 (the “Amendment”) to the Loan and Security Agreement dated September 27, 2013 by and among the Borrowers and the Lender (as so amended, the “Credit Agreement” and, as amended by the Amendment, the “Amended Credit Agreement”). Pursuant to the Amendment, the Lender agreed (i) to consent to the Company’s execution and delivery of the Addendum and the consummation of the transactions contemplated by the Addendum, (ii) to allow the Company to pay the Earnout (as defined in the Paladin Agreement) Cash Payment to the Sellers, (iii) to allow the Company to issue the Subordinated Note to the Sellers and (iv) to amend the terms of the Credit Agreement to reflect the amended and restructured terms of the Earnouts. In connection with the execution and delivery of the Amendment, the Sellers and the Lender executed and delivered Amendment No. 1 dated January 20, 2017 to the Subordination Agreement between the Sellers and the Lender dated as of January 1, 2016.

Also in connection with the execution of the Amendment, the Borrowers, the Validity Party, the Guarantor, the Subordinated Creditors and the Lender executed and delivered a Reaffirmation Agreement effective as of January 20, 2017 (the “Reaffirmation Agreement”) pursuant to which, among other things, (i) the Borrowers reaffirmed their obligations to Lender under each of the Loan Documents (as defined in the Reaffirmation Agreement), (ii) the Validity Party (as defined in the Reaffirmation Agreement) reaffirmed his obligations under the Validity Agreement (as defined in the Reaffirmation Agreement) and each of the Loan Documents, (iii) the Guarantor (as defined in the Reaffirmation Agreement) reaffirmed his obligations under the Amended and Restated Guaranty Agreement dated on or about September 27, 2013 and each of the Loan Documents and (iv) each of the Subordinated Creditors (as defined in the Reaffirmation Agreement) reaffirmed its obligations under its respective Subordination Agreement (as defined in the Reaffirmation Agreement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our light industrial clients. As a result of our acquisition of Scribe Solutions, Inc. ("Scribe") in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. There is currently a growing need for medical scribes due to the rise in EMR being utilized for billing and documentation of health care services and the meaningful use requirements that are part of the Affordable Care Act. The acquisitions of Agile Resources, Inc. a Georgia Corporation ("Agile"), Access Data Consulting Corporation, a Colorado corporation ("Access") and Paladin Consulting Inc., a Texas corporation (“Paladin”) expanded our geographical footprint within the placement and contract staffing of information technology.

Our staffing services are provided through a network of twenty branch offices located in downtown or suburban areas of major U.S. cities in ten states. We have one office located in each of Arizona, Colorado, Georgia, Indiana, Illinois and Massachusetts, two offices in each of California and Texas, three offices in Florida and seven offices in Ohio.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended December 31,
(In thousands)	2016	2015	$ change	% change
Direct hire placement services	$1,150	$1,626	$(476)	(29)%
Professional contract services	13,875	9,999	3,876	39
Industrial contract services	5,981	6,000	(19)	(0.3)
Consolidated Net Revenues	$21,006	$17,625	$3,381	19%

Consolidated net revenues increased approximately $3,381,000 or 19% compared with the same period last year. The Company acquired Paladin as of January 1, 2016, which increased the professional contract services by approximately $4,429,000, however these gains were offset by lower professional contract revenue. The acquisition of Paladin increased direct hire placement service revenue by approximately $96,000 for the three months ended December 31, 2016, however overall there was a significant decrease in permanent placement services. Management does not believe that the decrease in permanent placement services will continue. Executive management has stabilized its sales force, consolidated and expanded its sales strategy and is investing in revenue growth.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three-month period ended December 31, 2016 increased by approximately 26% to approximately $15,563,000 compared with the prior period of approximately $12,337,000 for the three-month period ended December 31, 2015. Cost of contract services, as a percentage of contract revenue, for the three-month period ended December 31, 2016 increased approximately 4% to 74% compared with the prior period of approximately 70%. The change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from the Paladin acquisition as of January 1, 2016, offset by higher professional service contract revenue due to acquisitions and the overall decrease in our workers compensation rates for the state of Ohio.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	December 31, 2016	December 31, 2015
Direct hire placement services	100%	100%
Industrial contract services	16.4%	11.7%
Professional contract services	23.9%	29.6%
Combined Gross Profit Margin % (1)	25.9%	30.0%

___________________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the three months ended December 31, 2016 decreased by approximately $13,000 or less than 1% compared to the same period last year. The decrease in selling, general and administrative expenses was a result of management effort to consolidate and create efficiencies within the consolidated companies.

Acquisition, Integration and Restructuring Charges

Acquisition, integration and restructuring charges, are legal expenses, travel expenses, finder’s fees, severance agreements and other expenses that the Company has expensed as incurred and related to various transactions the Company has or expects to execute. The Company expects to have these expenses each quarter while we continue our growth strategy, however these expenses would not necessarily be incurred by the Company on a recurring basis in normal operations, without acquisitions.

The acquisition, integration and restructuring charges for the three months ended December 31, 2016, decreased $423,000 compared with the same period last year as the Company continues to evaluate potential acquisitions and perform due diligence, however no acquisitions were closed during the period.

Interest Expense

Interest expense for the three months ended December 31, 2016, increased $35,000, or 11% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the three months ended December 31, 2016	For the three months ended December 31, 2015
Cash flows (used in) provided by operating activities	$(696)	$125
Cash flows used in investing activities	$(67)	$(6,849)
Cash flows provided by financing activities	$428	$5,402

As of December 31, 2016, the Company had cash of approximately $2,193,000, which was a decrease of approximately $335,000 from approximately $2,528,000 at September 30, 2016. Negative working capital at December 31, 2016 was approximately $(80,000), as compared to negative working capital of approximately $(597,000) for September 30, 2016. The net income for the three months ended December 31, 2016, was approximately $51,000.

Net cash (used in) and provided by operating activities for the three months ended December 31, 2016 and 2015 was approximately ($696,000) and $125,000 respectively. The fluctuation is due to the significant increase in accounts receivable, decrease in accrued compensation and decrease in accounts payable for the three months ended December 31, 2016 and offset by non-cash related expense for depreciation, amortization and stock compensation.

Net cash used in investing activities for the three months ended December 31, 2016 and 2015 was approximately ($67,000) and ($6,849,000), respectively. The primary use of cash was for payments to Access Sellers and the purchase of equipment for the three months ended December 31, 2016. The primary use of cash was for payments for acquisitions of Access and Paladin during the three months ended December 31, 2015.

Net cash flows provided by financing activities for the three months ended December 31, 2016 was approximately $428,000 compared to approximately $5,402,000 in the three months ended December 31, 2015. Fluctuations in financing activities are attributable to the level of net borrowings of the secured revolving note and the proceeds of the subordinated debt for the acquisitions.

All of the Company's office facilities are leased. As of December 31, 2016, future minimum lease payments under non-cancelable lease commitments having initial terms more than one year, including closed offices, totaled approximately $2,204,000.

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Credit Agreement from $6,000,000 to $10,000,000. On September 27, 2016, the Company entered into a ninth Amendment and Waiver to the Loan and Security Agreement with ACF. Pursuant to the Amendment, the Lender agreed (i) to decrease the annual Facility Fee (as defined in the Credit Agreement) payable by Borrower on the total Revolving Credit Limit (as defined in the Credit Agreement) to 0.75% , (ii) to allow the Borrower to make certain prepayments of amounts owed under the Amended Credit Agreement and the other loan documents on or prior to September 27, 2018, (iii) to amend the provision regarding liquidated damages payable by Borrower in the event of any early termination of the revolving credit line under the Amended Credit Agreement such that Borrower shall pay liquidated damages to Lender in an amount equal to the Revolving Credit Limit multiplied by (X) two percent (2.00%) if such prepayment, repayment, demand or acceleration occurs prior to September 28, 2017, and (Y) one percent (1.00%) if such prepayment, repayment, demand or acceleration occurs on or after September 28, 2017, (iv) to change the minimum EBITDA (as defined in the Amended Credit Agreement) thresholds required to be maintained by the Company as outlined below (v) to extend the Revolving Credit Termination Date to the earliest to occur of (a) September 27, 2018, (b) the date Lender terminates the Revolving Credit pursuant to the terms of the Amended Credit Agreement, and (c) the date on which repayment of the Revolving Credit, or any portion thereof, becomes immediately due and payable pursuant to the terms of the Amended Credit Agreement, (vi) to amend the definition of EBITDA and (vii) to change the Revolving Credit Rate to a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus one and one half percent (1.50%), (B) the LIBOR Rate plus four and one half percent (4.50%), and (C) four and three quarters percent (4.75%). At December 31, 2016 and September 30, 2016, the interest rate was 4.75%, respectively.

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

As of December 31, 2016, the Company was in compliance with the EBITDA covenant and all other administrative covenants. At December 31, 2016, there was approximately $1,351,000 available on the line of credit. The interest expense related to the lines of credit for the three months ended December 31, 2016 and 2015 approximated $165,000 and $109,000, respectively.

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

The Company entered into a Stock Purchase Agreement dated as of January 1, 2016 (the "Paladin Agreement") with Enoch S. Timothy and Dorothy Timothy (collectively, the "Sellers"). Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation ("Paladin"), for a purchase price (the "Purchase Price") equal to approximately $2,625,000.

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Paladin Agreement Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company shall pay $250,000 in cash to the Sellers on or prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company shall issue to the Sellers a subordinated promissory note in the principal amount of $1,000,000 (the “Subordinated Note”), The Subordinated Note shall bear interest at the rate of 5.5% per annum. Interest on the Subordinated Note shall be payable monthly. The Subordinated Note shall have a term of three years and may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement). The Company has paid the $250,000 cash payment to the Sellers.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2016, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's first quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of December 31, 2016, there were no material legal proceedings pending against the Company.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

4.1

Form of Subordinated Promissory Note dated January 20, 2017 issued by GEE Group, Inc. to Enoch S. Timothy and Dorothy Timothy Filed as Exhibit 4.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2017 and incorporated herein by reference.

10.1

Addendum No. 1 dated January 20, 2017 to the Stock Purchase Agreement dated as of January 1, 2016 by and among GEE Group. Inc. and Enoch S. Timothy and Dorothy Timothy. Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2017 and incorporated herein by reference.

10.2

Tenth Amendment, Consent and Waiver dated as of January 1, 2016 (the “Amendment”) to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the Borrowers named therein and ACF FINCO I LP, as Lender Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2017 and incorporated herein by reference.

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

99.1	Compensation Committee Charter, amended and restated as of February 14, 2017

99.2	Mergers and Acquisitions Committee Charter

99.3	Nominating Committee Charter

99.4	Audit Committee Charter

99.5	Corporate Governance Committee Charter

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEE GROUP INC.
(Registrant)

Date: February 14, 2017	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)

