Form 10-Q
period 2017-03-31
GEE Group Inc.
filed 2017-05-15
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 15, 2017 was 9,878,892.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	March 31, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash	$1,562	$2,528
Accounts receivable, less allowances (March and September - $191)	13,099	11,569
Other current assets	1,492	1,500
Total current assets	16,153	15,597
Property and equipment, net	527	611
Other long-term assets	34	34
Goodwill	18,590	18,590
Intangible assets, net	10,356	11,094
TOTAL ASSETS	$45,660	$45,926
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$7,142	$7,127
Accounts payable	1,263	2,224
Accrued compensation	3,281	3,116
Other current liabilities	1,240	692
Short-term portion of subordinated debt	1,357	1,285
Contingent consideration	480	1,750
Total current liabilities	14,763	16,194
Deferred rent	149	162
Subordinated debt	4,863	4,981
Other long-term liabilities	45	56
Total long-term liabilities	5,057	5,199
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - none
Preferred series A stock, 160 authorized; issued and outstanding - none
Preferred series B stock, mandatorily convertible - 5,950 authorized; issued and outstanding - none	-	-
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 9,879
shares at March 31, 2017 and 9,379 shares at September 30, 2016, respectively	-	-
Additional paid in capital	39,000	37,615
Accumulated deficit	(13,160)	(13,082)
Total shareholders' equity	25,840	24,533
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,660	$45,926

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

NET REVENUES:
Contract staffing services	$20,090	$19,607	$39,946	$35,606
Direct hire placement services	1,459	2,059	2,609	3,685
NET REVENUES	21,549	21,666	42,555	39,291

Cost of contract services	15,894	15,630	31,457	27,967
GROSS PROFIT	5,655	6,036	11,098	11,324

Selling, general and administrative expenses	4,811	5,143	9,306	9,651
Acquisition, integration and restructuring expenses	77	122	100	568
Depreciation expense	71	76	150	142
Amortization of intangible assets	369	435	738	772
INCOME FROM OPERATIONS	327	260	804	191
Change in contingent consideration	-	156	-	156
Interest expense	(392)	(409)	(752)	(734)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(65)	7	52	(387)
Provision for income tax	(64)	-	(130)	-
NET INCOME (LOSS)	$(129)	$7	$(78)	$(387)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(129)	$7	$(78)	$(387)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	9,384	9,256	9,382	9,252
DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.01)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	9,384	9,779	9,382	9,252

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

	Common Stock	Additional Paid	Preferred Stock	Preferred	Accumulated	Total Shareholders'
	Shares	In Capital	Shares	Stock	Deficit	Equity

Balance, September 30, 2015	8,833	$33,492	-	$-	$(14,255)	$19,237

Shares issued for JAX Legacy debt	95	589	-	-	-	589

Issuance of common stock for contingent consideration related to the acquisition of Access Data Consulting Corporation	123	544	-	-	-	544

Amortization of stock option expense	-	793	-	-	-	793

Issuance of common stock for acquisition of Access Data Consulting Corporation	328	2,197	-	-	-	2,197

Net income	-	-	-	-	1,173	1,173

Balance, September 30, 2016	9,379	$37,615	-	$-	$(13,082)	$24,533

Amortization of stock option expense	-	385	-	-	-	385

Exercise of stock warrants	500	1,000	-	-	-	1,000

Net loss	-	-	-	-	(78)	(78)

Balance, March 31, 2017	9,879	$39,000	-	$-	$(13,160)	$25,840

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Six Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78)	$(387)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	888	914
Stock option expense	385	392
Provision for doubtful accounts	-	46
Amortization of debt discount	107	107
Change in contingent consideration	-	(156)
Changes in operating assets and liabilities -
Accounts receivable	(1,530)	242
Accounts payable	(961)	522
Accrued compensation	165	(450)
Other current items, net	756	(522)
Long-term liabilities	(13)	(25)
Net cash (used in) provided by operating activities	(281)	683

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(66)	(14)
Acquisition payments	(470)	(9,217)
Net cash used in investing activities	(536)	(9,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subordinated debt	-	4,107
Payments on the debt related to acquisitions	(1,153)	(220)
Proceeds from exercise of stock warrants	1,000	-
Payments on capital lease	(11)	(56)
Net proceeds from short-term debt	15	1,701
Net cash (used in) provided by financing activities	(149)	5,532

Net change in cash	(966)	(3,016)

Cash at beginning of period	2,528	5,932

Cash at end of period	$1,562	$2,916

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$656	$468
Cash paid for taxes	$130	$-
Non-cash financing activities
Stock paid for prepaid interest on subordinated note	$-	$566
Stock paid for fees in connection with subordinated note	$-	$23
Issuance of common stock for acquisition	$-	$2,197
Note issued in connection with acquisition	$-	$3,000
Earn-out liability, contingent consideration, and other liabilities incurred in connection with acquisition	$-	$4,246

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 as filed on December 22, 2016.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $125,000 and $218,000 for the six-month period ended March 31, 2017 and 2016 respectively. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $60,000 as of March 31, 2017 and September 30, 2016, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At March 31, 2017 and September 30, 2016, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $191,000 is considered necessary as of March 31, 2017 and September 30, 2016, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes the $60,000 reserve for permanent placement falloffs considered necessary as of March 31, 2017 and September 30, 2016, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six-months ended March 31, 2017 and 2016.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 1,038,602 and 619,700 of common stock equivalents excluded for the six months ended March 31, 2017 and 2016, respectively, because their effect is anti-dilutive. Common share equivalents of approximately 523,000 were included in the computation of diluted earnings per share for the three months ended March 31, 2016. There were approximately 1,053,421 of common stock equivalents excluded for the three months ended March 31, 2017, because their effect is anti-dilutive.

Advertising Expenses

Most of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three and six months ended March 31, 2017 and 2016, included in selling, general and administrative expenses was advertising expense totaling approximately $216,000 and $504,000, and approximately $251,000 and $549,000, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the six months ended March 31, 2017 and 2016.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three and six months ended March 31, 2016 to conform to the current year presentation. There is no effect on assets, liabilities, equity or net income.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. Early adoption is permitted The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements. No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

(In thousands)	Useful Lives	March 31, 2017	September 30, 2016

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	2,580	2,514
Total property and equipment, at cost		4,027	3,961
Accumulated depreciation and amortization		(3,500)	(3,350)
Property and equipment, net		$527	$611

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and six month periods ended March 31, 2017 and 2016 was approximately $71,000 and $150,000, and approximately $76,000 and $142,000, respectively.

5. Intangible Assets

As of March 31, 2017

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$10,758	$3,173	$7,585
Trade Name	2,429	405	2,024
Non-Compete Agreements	1,061	314	747
	$14,248	$3,892	$10,356

As of September 30, 2016

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$10,758	$2,662	$8,096
Trade Name	2,429	285	2,144
Non-Compete Agreements	1,061	207	854
	$14,248	$3,154	$11,094

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $369,000 and $738,000 and $407,000 and $744,000 for the three and six months ended March 31, 2017 and 2016, respectively. In addition to amortization expense for intangible assets, the Company incurred amortization of deferred financing fees of $28,000 for the three and six months ended March 31, 2016.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $10,356,000, as follows: fiscal 2017 - $738,000, fiscal 2018 - $1,481,000, fiscal 2019 - $1,485,000, fiscal 2020 - $1,482,000, fiscal 2021 - $1,077,000 and thereafter - $4,093,000.

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

6. Short-term Debt

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provides the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note has a term of three years and has no amortization prior to maturity. The interest rate for the Note is a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Company incurred certain cash expense and commitment fees related to obtaining the agreement of approximately $170,000, which has been paid. The Note is secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Loan Agreement from $6,000,000 to $10,000,000. On September 27, 2016, the Company entered into a ninth Amendment and Waiver to the Loan and Security Agreement with ACF. Pursuant to the Amendment, the Lender agreed (i) to decrease the annual Facility Fee (as defined in the Credit Agreement) payable by Borrower on the total Revolving Credit Limit (as defined in the Loan Agreement) to 0.75% , (ii) to allow the Borrower to make certain prepayments of amounts owed under the Amended Loan Agreement and the other loan documents on or prior to September 27, 2018, (iii) to amend the provision regarding liquidated damages payable by Borrower in the event of any early termination of the revolving credit line under the Amended Credit Agreement such that Borrower shall pay liquidated damages to Lender in an amount equal to the Revolving Credit Limit multiplied by (X) two percent (2.00%) if such prepayment, repayment, demand or acceleration occurs prior to September 28, 2017, and (Y) one percent (1.00%) if such prepayment, repayment, demand or acceleration occurs on or after September 28, 2017, (iv) to change the minimum EBITDA (as defined in the Amended Credit Agreement) thresholds required to be maintained by the Company as outlined below (v) to extend the Revolving Credit Termination Date to the earliest to occur of (a) September 27, 2018, (b) the date Lender terminates the Revolving Credit pursuant to the terms of the Amended Credit Agreement, and (c) the date on which repayment of the Revolving Credit, or any portion thereof, becomes immediately due and payable pursuant to the terms of the Amended Loan Agreement, (vi) to amend the definition of EBITDA and (vii) to change the Revolving Credit Rate to a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus one and one half percent (1.50%), (B) the LIBOR Rate plus four and one half percent (4.50%), and (C) four and three quarters percent (4.75%). On January 20, 2017, the Company entered into a Tenth Amendment, Consent and Waiver to the Loan and Security Agreement. Pursuant to the Amendment, the Lender agreed (i) to consent to the Company’s execution and delivery of the Addendum and the consummation of the transactions contemplated by the Addendum, (ii) to allow the Company to pay the Earnout (as defined in the Paladin Agreement) Cash Payment to the Sellers, (iii) to allow the Company to issue the Subordinated Note to the Sellers and (iv) to amend the terms of the Loan Agreement to reflect the amended and restructured terms of the Earnouts. In connection with the execution and delivery of the Amendment, the Sellers and the Lender executed and delivered Amendment No. 1 dated January 20, 2017 to the Subordination Agreement between the Sellers and the Lender dated as of January 1, 2016.

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

At March 31, 2017 and September 30, 2016, the interest rate was 4.75%, respectively.

At March 31, 2017, there was no availability on the line of credit as the Company was in the process of refinancing this loan. The interest expense related to the lines of credit for the three and six months ended March 31, 2017 and 2016 approximated $172,000 and $337,000, and $182,000 and $291,000, respectively.

The Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”), with an effective date of April 3, 2017.

Under the terms of the Credit Agreement, the Company may borrow up to $73,750,000 consisting of a four-year term loan in the principal amount of $48,750,000 and revolving loans in a maximum amount up to the lesser of (i) $25,000,000 or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on March 31, 2021. The Company used approximately $7,631,000 of the proceeds to payoff the ACF FINCO I LP note. See subsequent event footnote for additional information.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

8. Subordinated Debt

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement") in the amount of $4,185,000. The Subordinated Note is due on October 2, 2018 (the "Maturity Date"). Interest on the Subordinated Note is payable as follows: (i) 10% interest per annum on the outstanding principal balance of the Subordinated Note shall be payable quarterly in arrears, in cash, on each December 30th, March 30th, June 30th, and September 30th, until the Maturity Date and (ii) 4% interest per annum until the Maturity Date on the original principal balance of the Subordinated Note, was paid in advance on the issuance date of the Subordinated Note through the issuance to the Investor of approximately 91,000 shares of the Company's common stock (the "Interest Shares") valued at approximately $566,000. The Company may prepay the principal and interest under the Subordinated Note at any time, without penalty, provided, however, the Interest Shares shall be deemed paid in full and earned upon the issuance of the Subordinated Note. The Subordinated Note is subordinated in payment to the obligations of the Company to ACF FINCO I LLP pursuant to the terms and provisions of a Subordination and Intercreditor Agreement dated October 2, 2015 between, ACF FINCO I LLP and the Investor. In connection with the issuance of the Subordinated Note the Company and the Investor entered into a Registration Rights Agreement dated October 2, 2015 (the "Registration Rights Agreement") whereby the Company granted to the Investor certain piggyback registration rights with respect to the shares of Company common stock issued or issuable as interest payments under the Subordinated Note, and any shares of Company common stock issued as a dividend or other distribution with respect to, or in exchange for or in replacement of, shares of common stock of the Company issued or issuable as interest payments under the Subordinated Note. The Company paid fees of approximately $25,000 and 3,000 shares of common stock to the Investor, valued at approximately $23,000. In addition, the Company had approximately $33,000 of legal fees related to the transaction. Total discount recorded at issuance was approximately $647,000. Total amortization of debt discount for the six months ended March 31, 2017 was approximately $107,000.

On April 3, 2017, the Company and Jax amended and restated the Subordinated Note in its entirety in the form of the 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 10% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”).

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

Balance as of March 31, 2017:
JAX Legacy debt	$4,185
Access Data debt	1,357
Paladin debt	1,000
JAX Legacy debt discount	(322)

Total subordinated debt	6,220

Short-term portion of subordinated debt	(1,357)

Long-term portion of subordinated debt	$4,863

Over the next four years, the payments of subordinated debt will total approximately $6,542,000 as follows: fiscal 2017 - $113,000 fiscal 2018 - $1,244,000, fiscal 2020 - $1,000,000 and fiscal 2021 - $4,185,000.

9. Equity

On October 2, 2015, the Company issued approximately 95,000 shares of common stock to JAX Legacy related to the subordinated note. The stock was valued at approximately $589,000.

On October 4, 2015, the Company issued approximately 328,000 shares of common stock to the sellers of Access Data Consulting Corporation. The Company also agreed if the closing price of the Company's common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the "Rule 144 Date") is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date. The Company had recorded a liability of approximately $500,000 in contingent consideration.

On April 4, 2016, the Company issued approximately 123,000 shares of common stock to the sellers of Access Data Consulting Corporation related to the guarantee, discussed above. This was based on market value of the stock on April 4, 2016 being approximately $544,000 less than the $2,000,000 six month guarantee provided in the Access Data Agreement and based on the closing stock price of $4.44 per common share.

On March 31, 2017, the Company issued approximately 500,000 shares of common stock to two related party warrant holders and received cash of $1,000,000.

Stock Options

The Company has recognized compensation expense in the amount of approximately $385,000 and $392,000 during the six months ended March 31, 2017 and 2016, respectively, related to the issuance of stock options. The Company has recognized compensation expense in the amount of approximately $191,000 and $230,000 during the three months ended March 31, 2017 and 2016, respectively, related to the issuance of stock options.

During the six month period ended March 31, 2017, there were options granted to purchase 40,000 shares of common stock with a weighted average price of $4.72 per common share. This estimated value was made using the Black-Scholes option pricing model. The average expected life (years) of the options were 7, the estimated stock price volatility was 104% and the risk-free interest rate was 2.2%. The calculated compensation value of these grants was approximately $172,000. At March 31, 2017 there was approximately $1,092,000 of unrecognized compensation expense for all options.

10. Acquisitions

Access

On October 4, 2015, the Company entered into a Stock Purchase Agreement (the "Access Data Agreement") with William Daniel Dampier and Carol Lee Dampier (collectively, the "Sellers"). Pursuant to the terms of the Access Data Agreement the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation ("Access Data"), for a purchase price (the "Purchase Price") equal to approximately $16,168,000, which includes $600,000 related to a mutual tax election of which $200,000 was paid during the six months ended March 31, 2017 and the remaining $400,000 is included in current liabilities.

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

Consolidated pro-forma unaudited financial statements

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and Paladin Consulting, Inc., after giving effect to the Company's acquisition as if the acquisitions occurred on October 1, 2015.

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisitions occurred on October 1, 2015, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the six months ended March 31, 2016 as if the acquisition occurred on October 1, 2015. The pro forma results of operations for the six months ended March 31, 2016 only include Paladin, as all other acquisitions either occurred prior to October 1, 2015 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $51,000 for the six months ended March 31, 2016 for the Paladin acquisition.

(in Thousands, except per share data)

Six Months Ended March 31, 2016
Net sales	$44,076
Cost of sales	31,863
Operating expenses	12,131
Net loss	$(470)
Basic and dilutive loss per common share	$(0.05)

The Company's consolidated financial statements for the three and six months ended March 31, 2017 include the actual results of all acquisitions.

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

Rent expense was approximately $307,000 and $579,000 and $260,000 and $502,000 for the three and six month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $2,357,000 as follows: fiscal 2017 - $475,000, fiscal 2018 - $844,000, fiscal 2019 - $641,000, fiscal 2020 - $238,000 fiscal 2021 - $74,000 and thereafter - $85,000.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2017	2016	2017	2016

Industrial Staffing Services
Industrial services revenue	$6,125	$4,874	$12,106	$10,874
Industrial services gross margin	13.7%	10.8%	15.0%	11.3%
Operating income (loss)	$249	$(27)	$589	$40
Depreciation & amortization	68	87	141	138
Accounts receivable – net	3,644	2,116	3,644	2,116
Intangible assets	800	1,014	800	1,014
Goodwill	1,084	1,084	1,084	1,084
Total assets	$8,269	$6,629	$8,269	$6,629

Professional Staffing Services
Permanent placement revenue	$1,459	$2,059	$2,609	$3,685
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$13,965	$14,733	$27,840	$24,732
Professional services gross margin	24.1%	19.9%	24.0%	23.9%
Operating income	$1,068	$1,118	$2,116	$2,254
Depreciation and amortization	372	424	747	776
Accounts receivable – net	9,455	8,839	9,455	8,838
Intangible assets	9,556	10,653	9,556	10,653
Goodwill	17,506	17,108	17,506	17,109
Total assets	$37,391	$38,659	$37,391	$38,659

Unallocated Expenses
Corporate administrative expenses	$634	$429	$1,235	$1,041
Corporate facility expenses	69	50	143	102
Stock option amortization expense	191	230	385	392
Board related expenses	19	0	38	0
Acquisition, integration and restructuring expenses	77	122	100	568
Total unallocated expenses	$990	$831	$1,901	$2,103

Consolidated
Total revenue	$21,549	$21,666	$42,555	$39,291
Operating income	327	260	804	191
Depreciation and amortization	440	511	888	914
Total accounts receivables – net	13,099	10,954	13,099	10,954
Intangible assets	10,356	11,667	10,356	11,667
Goodwill	18,590	18,193	18,590	18,193
Total assets	$45,660	$45,288	$45,660	$45,288

13. Subsequent Events

The Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”). All funds were distributed on April 3, 2017 (the “Closing Date”).

Under the terms of the Credit Agreement, the Company may borrow up to $73,750,000 consisting of a four-year term loan in the principal amount of $48,750,000 (“Term Loan”) and revolving loans (“Revolver”) in a maximum amount up to the lesser of (i) $25,000,000 or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on March 31, 2021.

Amounts borrowed under the Credit Agreement may be used by the Company to repay existing indebtedness, to partially fund capital expenditures, to fund a portion of the purchase price for the acquisition of all of the issued and outstanding stock of SNI Holdco Inc. pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) noted below, to provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders. On the closing date of the Credit Agreement, the Company borrowed $56,226,316 which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc.

The loans under the Credit Agreement will bear interest at rates at the Company’s option of LIBOR rate plus 10% or PNC’s floating base rate plus 9%. The Term Loans may consist of Domestic Rate Loans or LIBOR Rate Loans, or a combination thereof.

The Credit Agreement is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

The Term Loans were advanced on the Closing Date and are, with respect to principal, payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: Fiscal year 2017 - $609,000, Fiscal year 2018 – $5,789,000, Fiscal year 2019 – $6,094,000, Fiscal year 2020 – $6,398,000 and Fiscal year 2021 - $29,860,000.

The Credit Agreement contains certain covenants including the following:

Fixed Charge Coverage Ratio. The Company shall cause to be maintained as of the last day of each fiscal quarter, a Fixed Charge Coverage Ratio for itself and its subsidiaries on a Consolidated Basis of not less the amount set forth in the Credit Agreement, which ranges from 1.10 to 1.0 to 1.40 to 1.0.

Minimum EBITDA. The Company shall cause to be maintained as of the last day of each fiscal quarter, EBITDA for itself and its subsidiaries on a Consolidated Basis of not less than the amount set forth in the Credit Agreement for each fiscal quarter specified therein, in each case, measured on a trailing four (4) quarter basis as set in the Credit Agreement, which ranges from $13,000,000 to $24,000,000 over the term of the Credit Agreement.

Senior Leverage Ratio. The Company shall cause to be maintained as of the last day of each fiscal quarter, a Senior Leverage Ratio for itself and its subsidiaries on a Consolidated Basis of not greater than the amount set forth in the Credit Agreement for each fiscal quarter, in each case, measured on a trailing four (4) quarter basis as set in the agreement, which ranges from 4.50 to 1.0 to 1.5 to 1.0 over the term of the Credit Agreement.

In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

At close, the Company used approximately $7,476,000 of the revolver in relations to the transaction and refinancing of the ACF FINCO I, LP loan.

In connection with this Credit Agreement, the Company agreed to pay an original discount fee of approximately $901,300, a closing fee for the term loan of approximately $75,000 and a closing fee for the revolving credit facility of approximately $500,000. In addition, the Company paid early termination fees of approximately $240,000 to ACF FINCO I, LP in connection with the refinancing of its indebtedness to ACF FINCO I, LP.

On April 3, 2017, the Company and Jax amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 10% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon.

The Company entered into an Agreement and Plan of Merger dated as of March 31, 2017 (the “Merger Agreement”) by and among the Company, GEE Group Portfolio, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, (the “GEE Portfolio”), SNI Holdco Inc., a Delaware corporation (“SNI Holdco”), Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society (“Thrivent”), Madison Capital Funding, LLC, a Delaware limited liability company (“Madison”) and Ronald R. Smith, in his capacity as a stockholder (“Mr. Smith” and collectively with Smith Holdings, LLC, Thrivent and Madison, the “Principal Stockholders”) and Ronald R. Smith in his capacity as the representative of the SNIH Stockholders (“Stockholders’ Representative”). The Merger Agreement provided for the merger subject to the terms and conditions set forth in the Merger Agreement of SNI Holdco with and into GEE Portfolio pursuant to which GEE Portfolio would be the surviving corporation (the “Merger”). The Merger was consummated on April 3, 2017. As a result of the merger, GEE Portfolio became the owner of 100% of the outstanding capital stock of SNI Companies, Inc., a Delaware corporation and a wholly-owned subsidiary of SNI Holdco (“SNI Companies” and collectively with SNI Holdco, the “Acquired Companies”).

The aggregate consideration paid for the shares of SNI Holdco (the “Merger Consideration”) was $66.4 million.

Consideration was comprised of the following:

•	The Company paid an aggregate of $25,100,000 in cash to the SNIH Stockholders and others as they directed (the “Closing Cash Payment”).

•

Issuance of 9.5% Convertible Subordinated Notes. At the Closing, the Company issued and paid to certain SNIH Stockholders an aggregate of $12.5 million in aggregate principal amount of its 9.5% Convertible Subordinated Notes (the “9.5% Notes”).

•

Issuance of Series B Convertible Preferred Stock. At the Closing, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal an aggregate of approximately 5,926,000 shares of its Series B Convertible Preferred Stock (with a value of $28,800,000 based on the average daily VWAP of the Common Stock for the 20 trading days immediately prior to the closing date of the Merger).

Cash Payment to Former Senior Lender of the Company. At the Closing, the Company paid $7,630,697 to ACF FINCO, LLP, the Company’s former senior lender to repay in full the indebtedness owed by the Company to ACF FINCO, LLP as of the date of the Closing.

Cash Payment to Senior Lender of Acquired Companies. At the closing, the Company paid $20,220,710.88 to Monroe Capital, the senior lender to the Acquired Companies to repay in full the indebtedness owed by the Acquired Companies to Monroe Capital as of the date of the Closing.

The SNIH Stockholders have agreed to indemnify the Company with respect to the breach of the representations and warranties set forth in the Merger Agreement. The relative responsibility and Indemnification Ceiling of each SNIH Stockholder is determined as set forth in the Merger Agreement. In addition, the indemnification obligations of the SNIH Stockholders are subject to certain overall baskets, deductibles and ceilings as set forth in the Merger Agreement. The Company is entitled to seek ‘set off’ or ‘recoupment’ for indemnification with respect to a respective SNIH Stockholder’s 9.5% Notes or stock or other property, as may be owned by that SNIH Stockholder and held in escrow. $8.6 million in aggregate principal amount of the 9.5% Notes will be held in escrow by the Escrow Agent against which the Company may seek set-off in the event of certain indemnification obligations of the SNIH Stockholders. These 9.5% Notes will be released from escrow after a period of eighteen months if there are no outstanding claims for indemnification, but not if there are outstanding claims for indemnification.

The Company has agreed to prepare and file with the Securities and Exchange Commission a proxy statement for the purpose of convening a meeting of its stockholders to obtain Requisite Shareholder Approval (as defined below) to approve the conversion of shares of Series B Convertible Preferred Stock and 9.5% Notes into shares of Common Stock and the payment of interest on the 9.5% Notes in shares of Common Stock in excess of the Conversion Limit (as defined below).

The Company has agreed to provide the SNIH Stockholders with certain piggyback and demand registration rights with respect to the shares of Common Stock that are issuable upon the conversion of the Series B Convertible Preferred Stock and the 9.5% Notes.

The transactions contemplated by the Merger Agreement were unanimously approved by the board of directors of the Company and GEE Portfolio, by the Company as sole stockholder of GEE Portfolio and by each of the Acquired Companies.

The Company utilized $52,336,000 of the proceeds from its Credit Agreement to finance the Closing Cash Payment to the SNIH Stockholders as well as the other cash payments described above and made at the Closing.

SNI Companies, led by co-founder and current Chairman and CEO Ron Smith, is a premier provider of recruitment and staffing services specializing in administrative, finance, accounting, banking, technology, and legal professions. Through its Staffing Now®, Accounting Now®, SNI Technology®, SNI Financial®, Legal Now®, SNI Energy® and SNI Certes® divisions, SNI Companies delivers staffing solutions on a temporary/contract, temp/contract-to hire, full time and direct hire basis, across a wide range of disciplines and industries including finance, accounting, banking, technical, software, tax, human resources, legal, engineering, construction, manufacturing, natural resources, energy and administrative professional. SNI Companies has offices in Colorado, Connecticut, Washington DC, Georgia, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Minnesota, New Jersey, Pennsylvania, Texas and Virginia.

The assets acquired primarily consist of accounts receivable, unbilled revenue, deposit, leases, customer contracts, fixed assets and other current assets. In addition, the purchase price for the Acquired Companies includes value derived from goodwill and the talented sales and recruiting personnel employed by the Acquired Companies.

On April 3, 2017, the Company and Thrivent entered into an Agreement which restricts Thrivent from converting all or any portion of its shares of Series B Convertible Preferred Stock to the extent that after giving effect to such conversion as set forth in a written election to GEE to convert the Preferred Stock, Thrivent (together with Thrivent’s Affiliates, and any other person or entity acting as a group together with Thrivent or any of Thrivent’s Affiliates), would beneficially own Common Stock in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of Thrivent’s Series B Convertible Preferred Stock (the “Beneficial Ownership Limitation”). The Beneficial Ownership Limitation may be waived by Thrivent, upon not less than 61 days’ prior notice to the Company that Thrivent would like to waive the Beneficial Ownership Limitation with regard to any or all shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock.

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the Merger Consideration an aggregate of $12.5 million in aggregate principal amount of its 9.5% Notes. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 9.5% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”) ; provided, however, that unless and until such time as the Company has received Requisite Stockholder Approval the Company shall not be permitted to make any interest payment in shares of Common Stock to the extent that such issuance would cause the Company to exceed the Conversion Limit. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued at the average daily VWAP of the Common Stock for the 20 trading days immediately prior to such Interest Payment Date provided, however, that unless and until such time as the Company has received Requisite Stockholder Approval the Company shall not be permitted to make any interest payment in shares of Common Stock to the extent that such issuance would cause the Company to exceed the Conversion Limit. For purposes of the 9.5% Notes and the Company’s Series B Convertible Preferred Stock, the term “Requisite Stockholder Approval” means approval by the stockholders of the Company in compliance with Section 712 of the NYSE MKT Company Guide and Regulation 14A under the Securities Exchange Act of 1934, as amended, of the issuance of shares of Common Stock that would constitute more than 19.99% of the Common Stock outstanding immediately prior to the closing date of the Merger (the “Conversion Limit”) upon (i) the conversion of the Company’s Series B Convertible Preferred Stock, and/or (ii) the conversion of the 9.5% Notes and/or (iii) the payment of interest on the 9.5% Notes in shares of Common Stock and/or (iv) any other issuance of Common Stock in connection with the issuance of the 9.5% Notes. All or any portion of the 9.5% Notes may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 9.5% Notes being redeemed, plus accrued and unpaid interest thereon. Except as otherwise provided in the 9.5% Notes, the Company may not prepay any portion of the principal amount of any 9.5% Note without the prior written consent of the holder thereof. Any prepayments of the 9.5% Notes shall be made on a pro rata basis to all holders of 9.5% Notes based on the aggregate principal amount of 9.5% Notes held by such holders. The Company shall be required to prepay the 9.5% Notes together with accrued and unpaid interest thereon upon the consummation by the Company of any Change of Control. For purposes of the 9.5% Notes, a Change of Control of the Company shall mean any of the following: (A) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions or (B) the consummation of any transaction (including, without limitation, any merger or consolidation), the result of which is that any person or entity together with their affiliates, becomes the beneficial owner, directly or indirectly, of more than 50% of the Common Stock of the Company. Thrivent is restricted in its 9.5% Note from converting all or any portion of its 9.5% Note into shares of Common Stock to the extent that after giving effect to such conversion Thrivent (together with its affiliates and any other person or entity acting as a group together with the Thrivent or any of Thrivent’s affiliates) would beneficially own Common Stock in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Notes (the “Beneficial Ownership Limitation”) The Beneficial Ownership Limitation may be waived by Thrivent, upon not less than 61 days’ prior notice to the Company that Thrivent would like to waive the Beneficial Ownership Limitation with regard to any or all shares of Common Stock issuable upon conversion of its 9.5% Note. Each of the 9.5% Notes is subject to the right by the Company to the extent provided in the Merger Agreement, to set off any amounts payable to the holders of the 9.5% Notes against amounts owing by the SNIH Stockholders to the Company or the other Buyer Indemnified Parties. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company to the lenders parties to the Credit Agreement pursuant to those certain Subordination and Intercreditor Agreements, each dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and each of the holders of the 9.5% Notes.

None of the 9.5% Notes issued to the SNIH Stockholders are registered under the Securities Act of 1933, as amended (the “Securities Act”). Each of the SNIH Stockholders who received 9.5% Notes is an accredited investor. The issuance of the 9.5% Notes to such SNIH Stockholders is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

On April 3, 2017, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal as part of the Merger Consideration, an aggregate of approximately 5,926,000 shares of its Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the Merger Consideration. The Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. In the event that the Company declares or pays a dividend or distribution on its Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company or any of its subsidiaries of shares of Common Stock for cash, securities or property, the Company is required to simultaneously declare and pay a dividend on the Series B Convertible Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all shares had been converted as of immediately prior to the record date of the applicable dividend or distribution. Except as set forth in the Resolution Establishing Series (as defined below) as may be required by Illinois law, the holders of the Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series B Convertible Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series: provided, however, that unless and until such time as the Company has received Requisite Stockholder Approval a holder of Shares of Series B Convertible Preferred Stock shall not be permitted to effect any conversion of any shares of Series B Preferred Stock to the extent that the shares of Common Stock issuable upon such conversion when taken together with the shares of Common Stock previously issued with respect to (i) prior conversions of shares of Series B Convertible Preferred Stock, and/or (ii) prior conversions of any 9.5% Notes and/or (iii) the payment of dividends on any 9.5% Notes in shares of Common Stock and/or (iv) otherwise in connection with the issuance of the 9.5% Notes would result in the issuance of shares of Common Stock that exceed the Conversion Limit.

None of the shares of Series B Preferred Stock issued to the SNIH Stockholders are registered under the Securities Act. Each of the SNIH Stockholders who received shares of Series B Preferred Stock is an accredited investor. The issuance of the shares of Series B Preferred Stock to such SNIH Stockholders is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

On April 3, 2017, the Company filed a Statement of Resolution Establishing its Series B Convertible Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 5,950,000 of its authorized preferred stock as “Series B Convertible Preferred Stock”, without par value.

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

Results of Operations – Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ change	% change
Direct hire placement services	$1,459	$2,059	$(600)	(29)%
Professional contract services	13,965	14,733	(768)	(5)
Industrial contract services	6,125	4,874	1,251	26
Consolidated Net Revenues	$21,549	$21,666	$(117)	(0.5)%

Consolidated net revenues decreased approximately $117,000 or 0.5% compared with the same period last year. Direct hire placement services and professional contract services is down as the total number of recruiters and sales professionals are down in the Company, however management does expect to increase hiring in the following quarter. Industrial contract services increased due to a management effort to replace certain customers lost in the prior year. Executive management has started to hire additional national sales force that can be serviced by the expanded geographical service area.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three-month period ended March 31, 2017 increased by approximately 2% to approximately $15,894,000 compared with the prior period of approximately $15,630,000 for the three-month period ended March 31, 2016. Cost of contract services, as a percentage of contract revenue, for the three-month period ended March 31, 2017 increased approximately 2% to 74% compared with the prior period of approximately 72%. The change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from Paladin and Industrial contract services.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	March 31, 2017	March 31, 2016
Direct hire placement services	100%	100%
Industrial contract services	13.7%	10.8%
Professional contract services	24.1%	19.9%
Combined Gross Profit Margin % (1)	26.2%	27.9%

(1) Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

☐

Compensation and benefits in the operating divisions, which includes salaries, wages and commissions earned by the Company's employment consultants and branch managers on permanent and temporary placements.

☐

Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

☐	Occupancy costs, which includes office rent, and other office operating expenses.

☐	Recruitment advertising, which includes the cost of identifying job applicants.

☐

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

Selling, general and administrative expenses for the three months ended March 31, 2017 decreased by approximately $332,000 or approximately 6% compared to the same period last year. The decrease in selling, general and administrative expenses was a result of management’s effort to consolidate and create efficiencies within the consolidated companies.

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

The acquisition, integration and restructuring charges for the three months ended March 31, 2017, decreased by approximately $45,000 compared with the same period last year as the Company continues to evaluate potential acquisitions and perform due diligence, however no acquisitions were closed during the period.

Results of Operations – Six Months Ended March 31, 2017 Compared to the Six Months Ended March 31, 2016

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months Ended March 31,
(In thousands)	2017	2016	$ change	% change
Direct hire placement services	$2,609	$3,685	$(1,076)	(29)%
Professional contract services	27,840	24,732	3,108	13
Industrial contract services	12,106	10,874	1,232	11
Consolidated Net Revenues	$42,555	$39,291	$3,264	8%

Consolidated net revenues increased approximately $3,264,000 or 8% compared with the same period last year. The Company acquired Paladin as of January 1, 2016, which increased the professional contract services by approximately $4,429,000, however these gains were offset by overall lower professional contract revenue. Direct hire placement services have not been a focus of the acquired entities, however management does not believe that the decrease in permanent placement services will continue. Executive management has stabilized its sales force, consolidated and expanded its sales strategy and is investing in revenue growth.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the six-month period ended March 31, 2017 increased by approximately 12% to approximately $31,457,000 compared with the prior period of approximately $27,967,000 for the six-month period ended March 31, 2016. Cost of contract services, as a percentage of contract revenue, for the six-month period ended March 31, 2017 increased approximately 3% to approximately 74% compared with the prior period of approximately 71%. The change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from the Paladin acquisition as of January 1, 2016 and increase in Industrial contract services.

Gross Profit percentage by segment:

	Six Months Ended	Six Months Ended
Gross Profit Margin %	March 31, 2017	March 31, 2016
Direct hire placement services	100%	100%
Industrial contract services	15.0%	11.3%
Professional contract services	24.0%	23.9%
Combined Gross Profit Margin % (1)	26.1%	28.8%

(1) Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

☐

Compensation and benefits in the operating divisions, which includes salaries, wages and commissions earned by the Company's employment consultants and branch managers on permanent and temporary placements.

☐

Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

☐	Occupancy costs, which includes office rent, and other office operating expenses.

☐	Recruitment advertising, which includes the cost of identifying job applicants.

☐

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

Selling, general and administrative expenses for the six months ended March 31, 2017 decreased by approximately $345,000 or 4% compared to the same period last year. The decrease in selling, general and administrative expenses was a result of management effort to consolidate and create efficiencies within the consolidated companies.

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

The acquisition, integration and restructuring charges for the six months ended March 31, 2017, decreased by approximately $468,000 compared with the same period last year as the Company continues to evaluate potential acquisitions and perform due diligence, however no acquisitions were closed during the period.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the six months ended March 31, 2017	For the six months ended March 31, 2016
Cash flows (used in) provided by operating activities	$(281)	$683
Cash flows used in investing activities	$(536)	$(9,231)
Cash flows (used in) provided by financing activities	$(149)	$5,532

As of March 31, 2017, the Company had cash of approximately $1,562,000, which was a decrease of approximately $966,000 from approximately $2,528,000 at September 30, 2016. Working capital at March 31, 2017 was approximately $1,390,000, as compared to negative working capital of approximately $(597,000) for September 30, 2016. The net loss for the six months ended March 31, 2017, was approximately $(78,000).

Net cash used in and provided by operating activities for the six months ended March 31, 2017 and 2016 was approximately $(281,000) and $683,000, respectively. The fluctuation is due to the significant increase in accounts receivable, decrease in accrued compensation and decrease in accounts payable for the six months ended March 31, 2017 and offset by non-cash related expense for depreciation, amortization and stock compensation.

Net cash used in investing activities for the six months ended March 31, 2017 and 2016 was approximately ($536,000) and ($9,231,000), respectively. The primary use of cash was for payments to Access Sellers and the purchase of equipment for the six months ended March 31, 2017. The primary use of cash was for payments for acquisitions of Access and Paladin during the six months ended March 31, 2016.

Net cash flows used in and provided by financing activities for the six months ended March 31, 2017 was approximately $(149,000) compared to approximately $5,532,000 in the six months ended March 31, 2016. Fluctuations in financing activities are attributable to the level of net borrowings of the secured revolving note and the proceeds of the subordinated debt for the acquisitions. The Company received $1,000,000 related to the exercise of two related party warrants.

All of the Company's office facilities are leased. As of March 31, 2017, future minimum lease payments under non-cancelable lease commitments having initial terms more than one year, including closed offices, totaled approximately $2,357,000.

The Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”), with an effective date of April 3, 2017.

Under the terms of the Credit Agreement, the Company may borrow up to $73,750,000 consisting of a four-year term loan in the principal amount of $48,750,000 and revolving loans in a maximum amount up to the lesser of (i) $25,000,000 or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on March 31, 2021.

Amounts borrowed under the Credit Agreement may be used by the Company to repay existing indebtedness, to partially fund capital expenditures, to fund a portion of the purchase price for the acquisition of all of the issued and outstanding stock of SNI Holdco Inc. pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) , to provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders. On the closing date of the Credit Agreement, the Company borrowed $56,226,316.74 which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement.

The loans under the Credit Agreement will bear interest at rates at the Company’s option of LIBOR rate plus 10% or PNC’s floating base rate plus 9%. The Term Loans may consist of Domestic Rate Loans or LIBOR Rate Loans, or a combination thereof.

The Credit Agreement is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

The Term Loans were advanced on the Closing Date and are, with respect to principal, payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: Fiscal year 2017 - $609,000, Fiscal year 2018 – $5,789,000, Fiscal year 2019 – $6,094,000, Fiscal year 2020 – $6,398,000 and Fiscal year 2021 - $29,860,000.

The Credit Agreement contains certain covenants including the following:

Fixed Charge Coverage Ratio. The Company shall cause to be maintained as of the last day of each fiscal quarter, a Fixed Charge Coverage Ratio for itself and its subsidiaries on a Consolidated Basis of not less the amount set forth in the Credit Agreement, which ranges from 1.10 to 1.0 to 1.40 to 1.0.

Minimum EBITDA. The Company shall cause to be maintained as of the last day of each fiscal quarter, EBITDA for itself and its subsidiaries on a Consolidated Basis of not less than the amount set forth in the Credit Agreement for each fiscal quarter specified therein, in each case, measured on a trailing four (4) quarter basis as set in the Credit Agreement, which ranges from $13,000,000 to $24,000,000 over the term of the Credit Agreement.

Senior Leverage Ratio. The Company shall cause to be maintained as of the last day of each fiscal quarter, a Senior Leverage Ratio for itself and its subsidiaries on a Consolidated Basis of not greater than the amount set forth in the Credit Agreement for each fiscal quarter, in each case, measured on a trailing four (4) quarter basis as set in the agreement, which ranges from 4.50 to 1.0 to 1.5 to 1.0 over the term of the Credit Agreement.

In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

In connection with this Credit Agreement, the Company agreed to pay on original discount fee of approximately $901,300, a closing fee for the term loan of approximately $75,000 and a closing fee for the revolving credit facility of approximately $500,000. In addition, the Company paid early termination fees of approximately $240,000 to ACF FINCO I, LP in connection with the refinancing of its indebtedness to ACF FINCO I, LP.

The Company believes that the borrowing availability under the new PNC Credit Agreement will be adequate to fund its working capital needs.

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

On April 3, 2017, the Company and Jax amended and restated the Subordinated Note in its entirety in the form of the 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 10% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). The 10% Note is subordinated in payment to the obligations of the Company to the lenders parties to the Credit Agreement, pursuant to a Subordination and Intercreditor Agreements, dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and Jax. The 10% Note issued to Jax is not registered under the Securities Act of 1933, as amended (the “Securities Act”). Jax is an accredited investor. The issuance of the 10% Note to Jax is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

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

In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. Management believes with current cash flow from operations, the equity offerings, issued debt and the availability under the PNC Credit Agreement, the Company will have sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2017, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2017, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's second quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

As of March 31, 2017, there were no material legal proceedings pending against the Company.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

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

GEE GROUP INC.
(Registrant)

Date: May 15, 2017	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)

