Form 10-Q
period 2017-06-30
GEE Group Inc.
filed 2017-08-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2017 was 9,878,892.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2017

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	June 30,	September 30,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$2,854	$2,528
Accounts receivable, less allowances (June - $1,915 and September - $191)	24,040	11,569
Other current assets	2,539	1,500
Total current assets	29,433	15,597
Property and equipment, net	872	611
Other long-term assets	320	34
Goodwill	73,051	18,590
Intangible assets, net	37,286	11,094
TOTAL ASSETS	$140,962	$45,926

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$8,142	$7,073
Acquisition deposit for working capital guarantee	1,500	-
Accrued interest	1,700	54
Accounts payable	1,408	2,224
Accrued compensation	8,074	3,116
Other current liabilities	1,199	692
Short-term portion of subordinated debt	1,291	1,285
Short-term portion of term-loan, net of discount	4,554	-
Contingent consideration	-	1,750
Total current liabilities	27,868	16,194
Deferred rent	331	162
Deferred taxes	4,316	-
Term-loan, net of debt discounts	41,314	-
Subordinated debt	1,000	4,981
Subordinated convertible debt	16,685	-
Other long-term liabilities	40	56
Total long-term liabilities	63,686	5,199
Commitments and contingencies
Mezzanine Equity
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - 5,926
Preferred series A stock, 160 authorized; issued and outstanding - none	-	-
Preferred series B stock; 5,950 authorized; issued and outstanding - 5,926
Liquidation value of the preferred series B stock is approximately $28,800	29,333	-
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 9,879
shares at June 30, 2017 and 9,379 shares at September 30, 2016, respectively	-	-
Additional paid in capital	39,255	37,615
Accumulated deficit	(19,180)	(13,082)
Total shareholders' equity	20,075	24,533
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$140,962	$45,926

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

NET REVENUES:
Contract staffing services	$40,100	$20,311	$80,046	$55,917
Direct hire placement services	5,969	1,671	8,578	5,356
NET REVENUES	46,069	21,982	88,624	61,273

Cost of contract services	29,015	15,708	60,472	43,675
GROSS PROFIT	17,054	6,274	28,152	17,598

Selling, general and administrative expenses	15,546	5,205	24,852	14,856
Acquisition, integration and restructuring expenses	2,206	29	2,306	597
Depreciation expense	178	103	328	245
Amortization of intangible assets	1,570	415	2,308	1,187
INCOME (LOSS) FROM OPERATIONS	(2,446)	522	(1,642)	713
Change in contingent consideration	-	425	-	581
Loss on extinguishment of debt	(994)	-	(994)	-
Interest expense	(2,378)	(418)	(3,130)	(1,152)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(5,818)	529	(5,766)	142
Provision for income tax	(202)	(1)	(332)	(1)
NET INCOME (LOSS)	$(6,020)	$528	$(6,098)	$141
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,020)	$528	$(6,098)	$141

BASIC INCOME (LOSS) PER SHARE	$(0.61)	$0.06	$(0.64)	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	9,879	9,373	9,546	9,292
DILUTED INCOME (LOSS) PER SHARE	$(0.61)	$0.05	$(0.64)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	9,879	9,857	9,546	9,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

	Common Stock	Additional Paid	Accumulated	Total Shareholders'
	Shares	In Capital	Deficit	Equity

Balance, September 30, 2015	8,833	$33,492	$(14,255)	$19,237

Shares issued for JAX Legacy debt	95	589	-	589

Issuance of common stock for contingent consideration related to the acquisition of Access Data Consulting Corporation	123	544	-	544

Amortization of stock option expense	-	793	-	793

Issuance of common stock for acquisition of Access Data Consulting Corporation	328	2,197	-	2,197

Net income	-	-	1,173	1,173

Balance, September 30, 2016	9,379	$37,615	$(13,082)	$24,533

Amortization of stock option expense	-	640	-	640

Exercise of stock warrants	500	1,000	-	1,000

Net loss	-	-	(6,098)	(6,098)

Balance, June 30, 2017	9,879	$39,255	$(19,180)	$20,075

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Nine Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss income (loss)	$(6,098)	$141
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,636	1,432
Stock option expense	640	594
Provision for doubtful accounts	1,724	(44)
Amortization of debt discount and non cash extinguishment of debt	1,006	161
Change in contingent consideration	-	(581)
Changes in operating assets and liabilities -
Accounts receivable	(3,458)	111
Acquisition deposit for working capital guarantee	1,500	-
Accrued interest	1,700	-
Accounts payable	(1,006)	274
Accrued compensation	251	(301)
Other current items, net	278	(1,243)
Long-term liabilities	(16)	123
Net cash (used in) provided by operating activities	(843)	667

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(79)	(60)
Acquisition payments, net of cash acquired	(25,256)	(9,395)
Net cash used in investing activities	(25,335)	(9,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subordinated debt	-	4,107
Payment on SNI debt	(19,951)	-
Payments on the debt related to acquisitions	(1,219)	(356)
Proceeds from exercise of stock warrants	1,000	-
Payments on capital lease	(17)	(61)
Net proceeds from term note	45,676	-
Net proceeds from revolving credit facility	1,015	2,724
Net cash provided by financing activities	26,504	6,414

Net change in cash	326	(2,374)

Cash at beginning of period	2,528	5,932

Cash at end of period	$2,854	$3,558

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,122	$684
Cash paid for taxes	$-	$-
Non-cash financing activities
Stock paid for prepaid interest on subordinated note	$-	$566
Stock paid for fees in connection with subordinated note	$-	$23
Issuance of common stock for acquisition	$-	$2,197
Note issued in connection with acquisition	$-	$3,000
Earn-out liability, contingent consideration, and other liabilities incurred in connection with acquisition	$-	$4,246
Payment of contingent consideration with common shares	$-	$544
Issuance of preferred stock for acquisition	$29,333	$-
Issuance of note payable for acquisition	$12,500	$-
Issuance of stock for extinguishment of debt	$385	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

GEE Group Inc. (the "Company", "us", "our" or "we") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of permanent and temporary professional, industrial and physician assistant staffing and placement services in and near several major U.S. cities. We specialize in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our commercial clients.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016 as filed on December 22, 2016.

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

After the close of business on March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”). All funds were distributed on April 3, 2017 (the “Closing Date”).

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

The loans under the Credit Agreement will bear interest at rates at the Company’s option of LIBOR rate plus 10% or PNC’s floating base rate plus 9%. At June 30, 2017, the interest rate of the Revolving Credit Facility was 13.25% and there was approximately $9,900,000 available. At June 30, 2017, approximately $6,000,000 of the Revolving Credit facility was fixed for a three-month period at an interest of approximately 11.3%. Although the Company was not in compliance with the financial covenants of this loan, management was able to obtain a waiver for this period and expect to regain compliance before the end of the next quarter. Management believes that the future cash flow from operations, cash on hand and the availability under the Revolving Credit Facility will provide sufficient liquidity for the next 12 months.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $1,515,000 and $374,000 for the nine-month period ended June 30, 2017 and 2016 respectively. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $1,454,000 and $60,000 as of June 30, 2017 and September 30, 2016, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At June 30, 2017 and September 30, 2016, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $1,915,000 is considered necessary as of June 30, 2017 and $191,000 at September 30, 2016, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes the $1,454,000 and $60,000 reserve for permanent placement falloffs considered necessary as of June 30, 2017 and September 30, 2016, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine-months ended June 30, 2017 and 2016.

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

The fair value of the Company's current assets and current liabilities approximate their carrying values due to their short term nature. The carrying value of the Company's long-term liabilities represents their fair value based on level 3 inputs, as further discussed in notes 7 and 9. The Company's goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 10,111,000 and 3,743,000 of common stock equivalents excluded for the three and nine months ended June 30, 2017 (which include common share equivalents of preferred stock, convertible debt, warrants and options) because their effect is anti-dilutive, respectively. Common share equivalents of approximately 575,000 and 484,000 were included in the computation of diluted earnings per share for the nine months and three months ended June 30, 2016, respectively. There were approximately 392,000 and 428,000 of common stock equivalents excluded for the three and nine months ended June 30, 2016, respectively because their effect is anti-dilutive.

Advertising Expenses

Most of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three and nine months ended June 30, 2017 and 2016, included in selling, general and administrative expenses was advertising expense totaling approximately $588,000 and $1,092,000, and approximately $233,000 and $781,000, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the nine months ended June 30, 2017 and 2016.

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

Due to the issuance of convertible preferred shares related to the Scribe and SNI acquisitions, the Company may be limited by Section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended June 30, 2016 to conform to the current year presentation. There is no effect on assets, liabilities, equity or net income.

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. And the ability to elect to recognize forfeitures as they occur rather than estimating then at the time of grant. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

(In thousands)	Useful Lives	June 30, 2017	September 30, 2016

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	3,103	2,514
Total property and equipment, at cost		4,550	3,961
Accumulated depreciation and amortization		(3,678)	(3,350)
Property and equipment, net		$872	$611

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and nine month periods ended June 30, 2017 and 2016 was approximately $178,000 and $328,000, and approximately $103,000 and $245,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from September 2015 through June 30, 2017. See Note 11 for details of acquisitions that occurred during the years ended September 30, 2016 and the nine months ended June 30, 2017. (in thousands)

Goodwill as of September 30, 2015	$8,220
Acquisition of Access	8,316
Acquisition of Paladin	2,054
Goodwill as of September 30, 2016	$18,590
Acquisition of SNI Companies	54,461
Goodwill as of June 30, 2017	$73,051

During the nine months ended June 30, 2017 and the year ended September 30, 2016 the Company did not record any impairment of goodwill.

Intangible Assets

As of June 30, 2017

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$28,438	$4,088	$24,350
Trade Name	8,329	760	7,569
Non-Compete Agreements	5,981	614	5,367
	$42,748	$5,462	$37,286

As of September 30, 2016

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$10,758	$2,662	$8,096
Trade Name	2,429	285	2,144
Non-Compete Agreements	1,061	207	854
	$14,248	$3,154	$11,094

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $1,568,000 and $2,308,000 and $399,000 and $1,150,000 for the three and nine months ended June 30, 2017 and 2016, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $37,286,000, as follows: remainder of fiscal 2017 - $1,570,000, fiscal 2018 - $6,281,000, fiscal 2019 - $6,285,000, fiscal 2020 - $6,282,000, fiscal 2021 - $5,877,000 and thereafter - $10,991,000.

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

6. Revolving Credit Facility

On September 27, 2013, the Company ("Borrower") entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) ("ACF") ("Lender"), that provided the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the "Note"). The Note originally had a term of three years and has no amortization prior to maturity. The interest rate for the Note was a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Note was secured by all of the Company's property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Loan Agreement from $6,000,000 to $10,000,000. On September 27, 2016, the Company entered into a ninth Amendment and Waiver to the Loan and Security Agreement with ACF. Pursuant to the Amendment, the Lender agreed (i) to decrease the annual Facility Fee (as defined in the Credit Agreement) payable by Borrower on the total Revolving Credit Limit (as defined in the Loan Agreement) to 0.75% , (ii) to allow the Borrower to make certain prepayments of amounts owed under the Amended Loan Agreement and the other loan documents on or prior to September 27, 2018, (iii) to amend the provision regarding liquidated damages payable by Borrower in the event of any early termination of the revolving credit line under the Amended Credit Agreement such that Borrower shall pay liquidated damages to Lender in an amount equal to the Revolving Credit Limit multiplied by (X) two percent (2.00%) if such prepayment, repayment, demand or acceleration occurs prior to September 28, 2017, and (Y) one percent (1.00%) if such prepayment, repayment, demand or acceleration occurs on or after September 28, 2017, (iv) to change the minimum EBITDA (as defined in the Amended Credit Agreement) thresholds required to be maintained by the Company as outlined below (v) to extend the Revolving Credit Termination Date to the earliest to occur of (a) September 27, 2018, (b) the date Lender terminates the Revolving Credit pursuant to the terms of the Amended Credit Agreement, and (c) the date on which repayment of the Revolving Credit, or any portion thereof, becomes immediately due and payable pursuant to the terms of the Amended Loan Agreement, (vi) to amend the definition of EBITDA and (vii) to change the Revolving Credit Rate to a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus one and one half percent (1.50%), (B) the LIBOR Rate plus four and one half percent (4.50%), and (C) four and three quarters percent (4.75%). There were several subsequent amendments to the loan.

At September 30, 2016, the interest rate was 4.75%. This loan was closed as of April 3, 2017, with the proceeds from the PNC Revolving Credit Facility, as noted below. The Company paid approximately $288,000 in fees which are included in the loss on the extinguishment of debt.

After the close of business on March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”). All funds were distributed on April 3, 2017 (the “Closing Date”).

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

The loans under the Credit Agreement will bear interest at rates at the Company’s option of LIBOR rate plus 10% or PNC’s floating base rate plus 9%. At June 30, 2017, the interest rate of the Revolving Credit Facility was 13.25% and there was approximately $9,900,000 available. At June 30, 2017, approximately $6,000,000 of the Revolving Credit facility was fixed for a three month period at an interest of approximately 11.3%.

The Revolving Credit Facility is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

The Revolving Credit Facility has the same covenants as the Term-loan (See note 7).

7. Term-loan

After the close of business on March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”). All funds were distributed on April 3, 2017 (the “Closing Date”).

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

Amounts borrowed under the Credit Agreement may be used by the Company to repay existing indebtedness, to partially fund capital expenditures, to fund a portion of the purchase price for the acquisition of all of the issued and outstanding stock of SNI Holdco Inc. pursuant to that certain Agreement and Plan of Merger dated March 31, 2017 (the “Merger Agreement”) (see note 11), to provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders. On the closing date of the Credit Agreement, the Company borrowed $48,750,000 from term-loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316 which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement.

The loans under the Credit Agreement will bear interest at rates at the Company’s option of LIBOR rate plus 10% or PNC’s floating base rate plus 9%. The Term Loans may consist of Domestic Rate Loans or LIBOR Rate Loans, or a combination thereof. At June 30, 2017, the interest rate was 11.3%.

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

The Company shall prepay the outstanding amount of the Term-loans in an amount equal to the Specified Excess Cash Flow Amount for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018, payable following the delivery to the Agents of the financial statements referred to in the Agreement for such fiscal year but in any event not later than one hundred five (105) days after the end of each such fiscal year (the “Excess Cash Flow Prepayment Date”); provided that (i) if the Specified Term-loan Prepayment Conditions shall not be satisfied on any Excess Cash Flow Prepayment Date, Borrowers shall (A) on the Excess Cash Flow Prepayment Date, pay such portion of the Specified Excess Cash Flow Amount then due for such period that does not cause Borrowers to breach the Specified Term Loan Prepayment Conditions, (B) on the date on which the next Borrowing Base Certificate is due to be delivered to Agents pursuant to the Agreement (the “Borrowing Base Reference Date”), pay the remaining portion of such Specified Excess Cash Flow Amount (or such portion thereof that does not cause Borrowers to breach the Specified Term Loan Prepayment Conditions) and (C) if any Specified Excess Cash Flow Amount for such period remains due and owing after payment of the amount described in preceding clause (ii), on the next Borrowing Base Reference Date and each Borrowing Base Reference Date thereafter, pay such portion of the unpaid Specified Excess Cash Flow Amount that does not cause Borrowers to breach the Specified Term Loan Prepayment Conditions until such Specified Excess Flow Amount then due for such period is paid in full, and (ii) the failure of the Borrowers to make a prepayment of all or any portion of the Specified Excess Cash Flow Amount pursuant the Agreement solely as a result of Borrowers’ failure to satisfy the Specified Term Loan Prepayment Conditions shall not constitute an Event of Default.

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

At June 30, 2017, the Company was not in compliance with the EBITDA covenant, in addition to other covenants. The Company has received a waiver related to these covenants.

Balence of:	June 30, 2017
Term loan	$48,750
Unamortized debt discount	(2,882)
45,868
Short term portion of term loan	(4,554)
Term loan	41,314

In connection with this both the Credit Agreement (the Revolving Credit Facility and the Term-loan), the Company agreed to pay an original discount fee of approximately $901,300, a closing fee for the term loan of approximately $75,000, a finder’s fee of approximately $1,597,000 and a closing fee for the revolving credit facility of approximately $500,000. The total of the loan fees paid was $3,073,300. The Company has recorded this as a reduction of the term-loan and amortized as interest expense over the term of the loans. During the period ended, June 30, 2017, the Company amortized approximately $192,000 of the debt discount.

8. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

9. Subordinated Debt – Convertible and Non - Convertible

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the "Investor") pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the "Subscription Agreement") in the amount of $4,185,000. The Subordinated Note was due on October 2, 2018. The Company paid fees of approximately $25,000 and 3,000 shares of common stock to the Investor, valued at approximately $23,000. In addition, the Company had approximately $33,000 of legal fees related to the transaction. Total discount recorded at issuance was approximately $647,000. Total amortization of debt discount for the nine months ended June 30, 2017 was approximately $107,000, and the remaining $322,000 was written off to loss on extinguishment of debt.

On April 3, 2017, the Company and Jax amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon. The Company agreed to issue the investors in Jax approximately 77,775 shares of common stock, at a value of approximately $385,000 which was expensed as loss on the extinguishment of debt during the period ended June 30, 2017. These shares have not been issued yet.

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation (see note 11) a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Credit Agreement requires this loan to be subordinated to PNC and MGG, however the sellers of Access Data Consulting Corporation have not agreed to the subordination. The Company has received a waiver related to this requirement of the Credit Agreement until August 31, 2017.

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250,000 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company shall issue to the Sellers a subordinated promissory note in the principal amount of $1,000,000 (the “Subordinated Note”), The Subordinated Note shall bear interest at the rate of 5.5% per annum. Interest on the Subordinated Note shall be payable monthly, principle can only be paid in stock until the term-loan and Revolving Credit Facility are repaid. The Subordinated Note shall have a term of three years and may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” now or hereafter existing to “Senior Lenders” (current or future).

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the Merger Consideration (see note 11) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Notes. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share; provided, however, that unless and until such time as the Company has received Requisite Stockholder Approval the Company shall not be permitted to make any interest payment in shares of Common Stock to the extent that such issuance would cause the Company to exceed the Conversion Limit. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company to the lenders parties to that certain Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 by and among the Company, the Company’s subsidiaries named as borrowers therein (collectively with the Company, the “Borrowers”), the senior lenders named therein and PNC Bank, National Association, as administrative agent and collateral agent (the “Agent”) for the senior lenders (the “Senior Credit Agreement”), pursuant to those certain Subordination and Intercreditor Agreements, each dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and each of the holders of the 9.5% Notes.

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

Balance as of:	June 30, 2017	September 30, 2016
JAX Legacy debt - convertible	$4,185	$4,185
Access Data debt - non-convertible	1,291	2,510
Paladin debt - non-convertible	1,000	-
9.5% convertible debt	12,500	-
JAX Legacy debt discount	-	(429)

Total subordinated debt	18,976	6,266

Short-term portion of subordinated debt - convertible and non-convertible	(1,291)	(1,285)

Long-term portion of subordinated debt - convertible and non-convertible	$17,685	$4,981

Future minimum payments of subordinated debt will total approximately $18,976,000 as follows: fiscal 2017 - $66,000, fiscal 2018 - $1,224,000, fiscal 2019 - $0, fiscal 2020 - $1,000,000, fiscal 2021- $0 and fiscal 2022 - $16,686,000.

10. Equity

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

On March 31, 2017, the Company issued approximately 500,000 shares of common stock upon exercise by two officers and received cash of $1,000,000.

Stock Options

The Company has recognized compensation expense in the amount of approximately $640,000 and $594,000 during the nine months ended June 30, 2017 and 2016, respectively, related to the issuance of stock options. The Company has recognized compensation expense in the amount of approximately $255,000 and $202,000 during the three months ended June 30, 2017 and 2016, respectively, related to the issuance of stock options.

During the nine-month period ended June 30, 2017, there were options granted to purchase 300,500 shares of common stock with a weighted average price of between $4.72 and $5.94 per common share. This estimated value was made using the Black-Scholes option pricing model and approximated $1040,000. The stock options vest over a three to five year period. The average expected life (years) of the options were 10, the estimated stock price volatility was 104% and the risk-free interest rate was 2.2%. At June 30, 2017, there was approximately $2,157,000 of unamortized compensation.

At June 30, 2017, there were exercisable options granted to purchase approximately 333,000 shares of common stock and exercisable warrants to purchase approximately 497,000 shares of common stock.

11. Acquisitions

Access

On October 4, 2015, the Company entered into a Stock Purchase Agreement (the "Access Data Agreement") with William Daniel Dampier and Carol Lee Dampier (collectively, the "Sellers"). Pursuant to the terms of the Access Data Agreement the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation ("Access Data"), for a purchase price (the "Purchase Price") equal to approximately $16,168,000, which includes $600,000 related to a mutual tax election of which $350,000 was paid during the nine months ended June 30, 2017 and the remaining $250,000 is included in current liabilities.

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

SNI

The Company entered into an Agreement and Plan of Merger dated as of March 31, 2017 (the “Merger Agreement”) by and among the Company, GEE Group Portfolio, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, (“GEE Portfolio”), SNI Holdco Inc., a Delaware corporation (“SNIH”), Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society (“Thrivent”), Madison Capital Funding, LLC, a Delaware limited liability company (“Madison”) and Ronald R. Smith, in his capacity as a stockholder (“Mr. Smith” and collectively with Smith Holdings, LLC, Thrivent and Madison, the “Principal Stockholders”) and Ronald R. Smith in his capacity as the representative of the SNIH Stockholders (“Stockholders’ Representative”). The Merger Agreement provided for the merger subject to the terms and conditions set forth in the Merger Agreement of SNI Holdco with and into GEE Portfolio pursuant to which GEE Portfolio would be the surviving corporation (the “Merger”). The Merger was consummated on April 3, 2017 (the “Closing”) and did not require stockholder approval in order to be completed. As a result of the merger, GEE Portfolio became the owner of 100% of the outstanding capital stock of SNI Companies, Inc., a Delaware corporation and a wholly-owned subsidiary of SNI Holdco (“SNI Companies” and collectively with SNI Holdco, the “Acquired Companies”).

SNI Companies, led by co-founder and current Chairman and CEO Ron Smith, is a premier provider of recruitment and staffing services specializing in administrative, finance, accounting, banking, technology, and legal professions. Through its Staffing Now ®, Accounting Now ®, SNI Technology ®, SNI Financial ®, Legal Now ®, SNI Energy ® and SNI Certes ® divisions, SNI Companies delivers staffing solutions on a temporary/contract, temp/contract-to hire, full time and direct hire basis, across a wide range of disciplines and industries including finance, accounting, banking, technical, software, tax, human resources, legal, engineering, construction, manufacturing, natural resources, energy and administrative professional. SNI Companies has offices in Colorado, Connecticut, Washington DC, Georgia, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Minnesota, New Jersey, Pennsylvania, Texas and Virginia.

Merger Consideration and Closing Payments

The aggregate consideration paid for the shares of SNI Holdco (the “Merger Consideration”) was approximately $66,300,000, plus or minus the “NWC Adjustment Amount” or the difference in the book value of the Closing Net Working Capital (as defined in Merger Agreement) of the Acquired Companies as compared to the Benchmark Net Working Capital (as defined in the Merger Agreement) of the Acquired Companies of $9.2 million.

On the date of the Closing the Company made the following payments:

•

Cash Payment to Stockholders of SNIH (the “SNIH Stockholders”) or as directed by SNIH Stockholders. At the Closing, the Company paid approximately an aggregate of $23,000,000 in cash to the SNIH Stockholders.

•	Issuance of 9.5% Convertible Subordinated Notes. At the Closing, the Company issued and paid to certain SNIH Stockholders an aggregate of $12,500,000 in aggregate principal amount of its 9.5% Notes.

•

Issuance of Series B Convertible Preferred Stock. At the Closing, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal an aggregate of approximately 5,926,000 shares of its Series B Convertible Preferred Stock (with an approximate value of $29,300,000 based on the closing stock price of GEE Group, Inc. common stock of $4.95 on March 31, 2017).

•

Working Capital Reserve Fund. At the Closing, $1.5 million of the cash of the Merger Consideration was retained by the Company (the “Working Capital Reserve Fund”) and is subject to payment and adjustment as follows. The Merger Consideration will be adjusted (positively or negatively) based upon the difference in the book value of the Closing Net Working Capital (as defined in the Merger Agreement) as compared to the Benchmark Net Working Capital (as defined in the Merger Agreement) of $9.2 million (such difference to be called the “NWC Adjustment Amount”). If the NWC Adjustment Amount is positive, the Merger Consideration will be increased by the NWC Adjustment Amount. If the NWC Adjustment Amount is negative, the Merger Consideration will be decreased by the NWC Adjustment Amount. If the Merger Consideration increases, then the Company will pay the Stockholders’ Representative account for payment to SNIH Stockholders the amount of the increase plus the Working Capital Reserve Fund in immediately available funds within three (3) business days of a final determination thereof. If the Merger Consideration decreases, then SNIH Stockholders will pay the amount of the decrease to the Company within three (3) business days of a final determination thereof, which first shall be funded from the Working Capital Reserve Fund (which shall be credited to the SNIH Stockholders). If the amount of the Merger Consideration decrease exceeds the Working Capital Reserve Fund, then the SNIH Stockholders, will pay the difference to the Company, severally, not jointly, in accordance with their SNIH Ownership Proportion (as defined in the Merger Agreement), in immediately available funds within twenty (20) days of a final determination. If the Working Capital Reserve Fund exceeds the payment due from SNIH Stockholders then the remaining balance of those funds after the payment to the Company shall be paid to the Stockholders’ Representative’s account for payment to the SNIH Stockholders in immediately available funds.

The intangibles were recorded, based on the Company's estimate of fair value, which consist primarily of customer lists with an estimated life of five to ten years and goodwill. The Company has not finalized the purchase price allocation at June 30, 2017 and subject to change based on the working capital contingency.

(in Thousands)

$12,989	Assets Purchased
29,650	Liabilities Assumed
16,661	Net Liabilities Assumed
66,300	Purchase Price
$82,961	Intangible Asset from Purchase

Intangible asset detail

$17,680	Intangible asset customer list
5,900	Intangible asset trade name
4,920	Intangible asset non-compete agreement
54,461	Goodwill
$82,961	Intangible Asset from Purchase

All goodwill and intangibles related to the acquisition of SNI companies will not be deductible for tax purposes. The Company estimated an additional deferred tax liability of approximately $11,000,000 was created with the merger.

Consolidated pro-forma unaudited financial statements

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, SNI Companies, Inc. and Paladin Consulting, Inc., after giving effect to the Company's acquisition as if the acquisitions occurred on October 1, 2015.

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisitions occurred on October 1, 2015, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended June 30, 2017 and June 30, 2016 as if the acquisition occurred on October 1, 2015. The pro forma results of operations for the nine months ended June 30, 2016 only include three months of Paladin and nine months of SNI Companies, as all other acquisitions either occurred prior to October 1, 2015 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $1,200,000 and $3,707,000 for the three months and nine months ended June 30, 2016 for the Paladin and SNI acquisitions, respectively. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $2,009,000 for the nine months ended June 30, 2017 for the SNI acquisition.

(in Thousands, except per share data)

Pro Forma, unaudited	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Net sales	$51,105	$142,795	$152,538
Cost of sales	$31,390	$90,286	$88,483
Operating expenses	$16,682	$50,203	$50,707
Net income (loss)	$(411)	$(4,387)	$(2,253)
Basic and diluted loss per common share	$(0.04)	$(0.47)	$(0.24)

The proforma results of operations for the three months ended and nine months ended June 30, 2016, included approximately $29,123,000 and $86,480,000 of sales, respectively, and approximately $261,000 and $1,396,000 of net income, respectively of SNI Companies. The nine months ended June 30, 2016 included approximately $4,785,000 of sales and approximately $83,000 of a net loss of Paladin.

The Company's consolidated financial statements for the three months ended June 30, 2017 include the actual results of SNI since the date of acquisition and include sales of approximately $24,274,000 and net loss of approximately $580,000.

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

Rent expense was approximately $1,029,000 and $1,608,000 and $345,000 and $847,000 for the three and nine month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $6,262,000 as follows: fiscal 2017 - $796,000, fiscal 2018 - $2,544,000, fiscal 2019 - $1,879,000, fiscal 2020 - $821,000 fiscal 2021 - $137,000 and thereafter - $85,000.

Working Capital Deposit

The Company retained approximately $1,500,000 of the purchase price, in cash, as a guarantee from the sellers that the SNI Companies would provide a minimum of $9,200,000 of working capital, as defined in the purchase agreement. As of June 30, 2017, the Company and the sellers of the SNI Companies have not agreed to the provided working capital and the amount continues to be retained by the Company.

13. Mezzanine Equity

On April 3, 2017, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal as part of the Merger Consideration, an aggregate of approximately 5,926,000 shares of its no par value, Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the Merger Consideration. The no par value, Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all "Junior Securities" (including the Company's Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. In the event that the Company declares or pays a dividend or distribution on its Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company or any of its subsidiaries of shares of Common Stock for cash, securities or property, the Company is required to simultaneously declare and pay a dividend on the no par value, Series B Convertible Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all shares had been converted as of immediately prior to the record date of the applicable dividend or distribution. Except as set forth in the Resolution Establishing Series (as defined below) as may be required by Illinois law, the holders of the no par value, Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of no par value, Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the no par value, Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series B Convertible Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series: provided, however, that unless and until such time as the Company has received Requisite Stockholder Approval a holder of Shares of no par value, Series B Convertible Preferred Stock shall not be permitted to effect any conversion of any shares of no par value, Series B Preferred Stock to the extent that the shares of Common Stock issuable upon such conversion when taken together with the shares of Common Stock previously issued with respect to (i) prior conversions of shares of no par value, Series B Convertible Preferred Stock, and/or (ii) prior conversions of any 9.5% Notes and/or (iii) the payment of dividends on any 9.5% Notes in shares of Common Stock and/or (iv) otherwise in connection with the issuance of the 9.5% Notes would result in the issuance of shares of Common Stock that exceed the Conversion Limit.

None of the shares of no par value, Series B Preferred Stock issued to the SNIH Stockholders are registered under the Securities Act. Each of the SNIH Stockholders who received shares of Series B Preferred Stock is an accredited investor. The issuance of the shares of no par value, Series B Preferred Stock to such SNIH Stockholders is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

Based on the terms of the Series B Convertible Preferred Stock, if certain fundamental transactions were to occur, the Series B Convertible Preferred Stock would require redemption, which precludes permanent equity classification on the accompanying consolidated Balance Sheet.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(In Thousands)	2017	2016	2017	2016

Industrial Staffing Services
Industrial services revenue	$6,718	$5,356	$18,824	$16,230
Industrial services gross margin	14.08%	13.07%	14.69%	11.86%
Operating income	$365	$172	$954	$212
Depreciation & amortization	43	71	184	209
Accounts receivable – net	3,967	2,556	3,967	2,556
Intangible assets	745	961	745	961
Goodwill	1,084	1,084	1,084	1,084
Total assets	$8,484	$6,870	$8,484	$6,870

Professional Staffing Services
Permanent placement revenue	$5,969	$1,671	$8,578	$5,356
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$33,382	$14,955	$61,222	$39,687
Professional services gross margin	29.29%	26.10%	26.87%	25.99%
Operating income	$535	$1,189	$2,659	$3,155
Depreciation and amortization	1,705	447	2,452	1,223
Accounts receivable – net	20,073	8,802	20,073	8,802
Intangible assets	36,541	10,503	36,541	10,503
Goodwill	71,967	16,905	71,967	16,905
Total assets	$132,478	$39,413	$132,478	$39,413

Unallocated Expenses
Corporate administrative expenses	$900	$560	$2,135	$1,333
Corporate facility expenses	80	48	223	130
Stock option amortization expense	255	202	640	594
Board related expenses	-	-	38	-
Acquisition, integration and restructuring expenses	2,111	29	2,211	597
Total unallocated expenses	$3,346	$839	$5,247	$2,654

Consolidated
Total revenue	$46,069	$21,982	$88,624	$61,273
Operating income (loss)	(2,446)	522	(1,642)	713
Depreciation and amortization	1,748	518	2,636	1,432
Total accounts receivables – net	24,040	11,358	24,040	11,358
Intangible assets	37,286	11,464	37,286	11,464
Goodwill	73,051	17,989	73,051	17,989
Total assets	$140,962	$46,283	$140,962	$46,283

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, and provide temporary staffing services for our light industrial clients. As a result of our acquisition of Scribe Solutions, Inc. ("Scribe") in April 2015, we now also offer data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. There is currently a growing need for medical scribes due to the rise in EMR being utilized for billing and documentation of health care services and the meaningful use requirements that are part of the Affordable Care Act. The acquisitions of Agile Resources, Inc. a Georgia Corporation ("Agile"), Access Data Consulting Corporation, a Colorado corporation ("Access"), Paladin Consulting Inc., a Texas corporation (“Paladin”) and SNI Companies, Inc. a Delaware corporation (“SNI”) expanded our geographical footprint within the placement and contract staffing of information technology.

Our staffing services are provided through a network of fifty five branch offices located in downtown or suburban areas of major U.S. cities in seventeen states. We have one office located in each of Arizona, Connecticut, Maryland, Minnesota, Pennsylvania and Washington DC, two offices in each of California, Georgia, Iowa, Indiana and New Jersey, three offices in Virginia, four offices in Colorado, five offices in Illinois and Texas, six offices in Massachusetts, seven offices in Ohio and eleven offices in Florida.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
Direct hire placement services	$5,969	$1,671	$4,298	257%
Professional contract services	33,382	14,955	18,427	123
Industrial contract services	6,718	5,356	1,362	25
Consolidated Net Revenues	$46,069	$21,982	$24,087	110%

Consolidated net revenues increased approximately $24,087,000 or 110% compared with the same period last year. The Company acquired SNI as of March 31, 2017, which increased the direct hire placement services by approximately $4,621,000 and increased professional contract services by approximately $19,653,000. Direct hire placement services excluding SNI is down as the total number of recruiters and sales professionals are down in the Company, however management does expect to increase hiring in the following quarter. Industrial contract services increased due to a management effort to replace certain customers lost in the prior year. Executive management has started to hire additional national sales force that can be serviced by the expanded geographical service area.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three-month period ended June 30, 2017 increased by approximately 85% to approximately $29,015,000 compared with the prior period of approximately $15,708,000 for the three-month period ended June 30, 2016. Cost of contract services, as a percentage of contract revenue, for the three-month period ended June 30, 2017 decreased approximately 8% to 63% compared with the prior period of approximately 71%. The change in the contract revenue gross margin is related to several factors, including the increase of lower gross margin revenue from Paladin, SNI and Industrial contract services.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	June 30, 2017	June 30, 2016
Direct hire placement services	100%	100%
Industrial contract services	14.08%	13.07%
Professional contract services	29.29%	26.10%
Combined Gross Profit Margin % (1)	37.02%	28.54%

_________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the three months ended June 30, 2017 increased by approximately $10,341,000 or approximately 199% compared to the same period last year. The increase was primarily related to the inclusion of approximately $9,950,000 of selling, general and administrative expenses of SNI following the acquisition by the Company.

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

The acquisition, integration and restructuring charges for the three months ended June 30, 2017, increased by approximately $2,177,000 compared with the same period last year as the Company continues to evaluate potential acquisitions and perform due diligence, and the acquisition of SNI was closed during the period.

Interest Expense

Interest expense for the three months ended June 30, 2017, increased by approximately $1,960,000, or 469% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions.

Results of Operations – Nine Months Ended June 30, 2017 Compared to the Nine Months Ended June 30, 2016

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months Ended June 30,
(In thousands)	2017	2016	$ change	% change
Direct hire placement services	$8,578	$5,356	$3,222	60%
Professional contract services	61,222	39,687	21,535	54
Industrial contract services	18,824	16,230	2,594	16
Consolidated Net Revenues	$88,624	$61,273	$27,351	45%

Consolidated net revenues increased approximately $27,351,000 or 45% compared with the same period last year. The Company acquired SNI as of March 31, 2017, which increased the direct hire placement services by approximately $4,621,000 and increased professional contract services by approximately $19,653,000. Direct hire placement services excluding SNI is down as the total number of recruiters and sales professionals are down in the Company, however management does expect to increase hiring in the following quarter. Industrial contract services increased due to a management effort to replace certain customers lost in the prior year. Executive management has started to hire additional national sales force that can be serviced by the expanded geographical service area.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the nine-month period ended June 30, 2017 increased by approximately 38% to approximately $60,472,000 compared with the prior period of approximately $43,675,000 for the nine-month period ended June 30, 2016. Cost of contract services, as a percentage of contract revenue, for the nine-month period ended June 30, 2017 decreased approximately 3% to approximately 68% compared with the prior period of approximately 71%. The change in the contract revenue gross margin is related to several factors, including the addition of lower gross margin from the Paladin acquisition as of January 1, 2016, the SNI acquisition as of April 3, 2017 and increase in Industrial contract services.

Gross Profit percentage by segment:

	Nine Months Ended	Nine Months Ended
Gross Profit Margin %	June 30, 2017	June 30, 2016
Direct hire placement services	100%	100%
Industrial contract services	14.69%	11.86%
Professional contract services	26.87%	25.99%
Combined Gross Profit Margin % (1)	31.77%	28.72%

__________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

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

Selling, general and administrative expenses for the nine months ended June 30, 2017 increased by approximately $9,996,000 or 67% compared to the same period last year. The increase was primarily related to the inclusion of approximately $9,950,000 selling, general and administrative expenses of SNI following the acquisition by the Company.

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

The acquisition, integration and restructuring charges for the nine months ended June 30, 2017, increased by approximately $1,709,000 compared with the same period last year as the Company continues to evaluate potential acquisitions and perform due diligence, and the acquisition of SNI was closed during the period.

Interest Expense

Interest expense for the nine months ended June 30, 2017, increased by approximately $1,978,000, or 172% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the nine months ended June 30, 2017	For the nine months ended June 30, 2016
Cash flows (used in) provided by operating activities	$(843)	$667
Cash flows used in investing activities	$(25,335)	$(9,455)
Cash flows provided by financing activities	$26,504	$6,414

As of June 30, 2017, the Company had cash of approximately $2,854,000, which was an increase of approximately $326,000 from approximately $2,528,000 at September 30, 2016. Working capital at June 30, 2017 was approximately $1,565,000, as compared to negative working capital of approximately $(597,000) for September 30, 2016. The net loss for the nine months ended June 30, 2017, was approximately $(6,098,000).

Net cash used in and provided by operating activities for the nine months ended June 30, 2017 and 2016 was approximately $(843,000) and $667,000, respectively. The fluctuation is due to the significant increase in accounts receivable, decrease in accrued compensation and decrease in accounts payable for the nine months ended June 30, 2017 and the increased acquisition expense this period due to the SNI acquisition.

Net cash used in investing activities for the nine months ended June 30, 2017 and 2016 was approximately $(25,335,000) and $(9,455,000), respectively. The primary use of cash was for the acquisition of SNI and payments to Access Sellers for the nine months ended June 30, 2017. The primary use of cash was for payments for acquisitions of Access and Paladin during the nine months ended June 30, 2016.

Net cash flows provided by financing activities for the nine months ended June 30, 2017 was approximately $26,504,000 compared to approximately $6,414,000 in the nine months ended June 30, 2016. Fluctuations in financing activities are attributable to the new term-loan and the level of net borrowings of the Revolving Credit Facility.

On March 31, 2017, theThe Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”).

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

Amounts borrowed under the Credit Agreement may be used by the Company to repay existing indebtedness, to partially fund capital expenditures, to fund a portion of the purchase price for the acquisition of all of the issued and outstanding stock of SNI Holdco Inc. pursuant to that certain Agreement and Plan of Merger dated March 31, 2017 (the “Merger Agreement”) (see note 11), to provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders. On the closing date of the Credit Agreement, the Company borrowed $48,750,000 from term-loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316 which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement.

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

At June 30, 2017, the Company was not in compliance with the EBITDA covenant, in addition to other covenants. The Company has received a waiver related to these covenants.

The Company believes that its current cash on hand and the borrowing availability under the new PNC Credit Agreement will be adequate to fund its working capital needs and provide sufficient cash for the next twelve months from the date of this report.

On October 2, 2015, the Company issued and sold a Subordinated Note in the aggregate principal amount of $4,185,000 to JAX Legacy – Investment 1, LLC (“Jax”) pursuant to a Subscription Agreement dated October 2, 2015 between the Company and Jax. On April 3, 2017, the Company and Jax amended and restated the Subordinated Note in its entirety in the form of the 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 10% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). The 10% Note is subordinated in payment to the obligations of the Company to the lenders parties to the Credit Agreement, pursuant to a Subordination and Intercreditor Agreements, dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and Jax. The 10% Note issued to Jax is not registered under the Securities Act of 1933, as amended (the “Securities Act”). Jax is an accredited investor. The issuance of the 10% Note to Jax is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation (see note 11) a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Credit Agreement requires this loan to be subordinated to PNC and MGG, however the sellers of Access Data Consulting Corporation have not agreed to the subordination. The Company has received a waiver related to this requirement of the Credit Agreement until August 31, 2017.

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

Pursuant to an Agreement and Plan of Merger dated as of March 31, 2017 (the “Merger Agreement”) by and among the Company, GEE Group Portfolio, Inc., a wholly owned subsidiary of the Company, (the “GEE Portfolio”), SNI Holdco Inc., a Delaware corporation (“SNI Holdco”), Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society (“Thrivent”), Madison Capital Funding, LLC, a Delaware limited liability company (“Madison”) and Ronald R. Smith, in his capacity as both a stockholder and as the representative of the stockholders of SNI Holdco (“SNIH Stockholders”), onOn April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the Merger Consideration (as defined below) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Notes. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. The Company has received Requisite Stockholder Approval which means approval by the stockholders of the Company in compliance with Section 712 of the NYSE MKT Company Guide and Regulation 14A under the Securities Exchange Act of 1934, as amended, of the issuance of shares of Common Stock that would constitute more than 19.99% of the Common Stock outstanding immediately prior to the closing date of the Merger (the “Conversion Limit”), (as hereinafter defined) the Company shall not be permitted to make any interest payment in shares of Common Stock to the extent that such issuance would cause the Company to exceed the Conversion Limit. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company. As a result of the merger, GEE Portfolio became the owner of 100% of the outstanding capital stock of SNI Companies, Inc., a Delaware corporation and a wholly-owned subsidiary of SNI Holdco (“SNI Companies” and collectively with SNI Holdco, the “Acquired Companies”). The aggregate consideration paid for the shares of SNI Holdco (the “Merger Consideration”) was $86 million minus the $20,220,710.88 of Long Term Debt (as defined in the Merger Agreement) of the Acquired Companies immediately before closing plus or minus the “NWC Adjustment Amount” or the difference in the book value of the Closing Net Working Capital (as defined in Merger Agreement) of the Acquired Companies as compared to the Benchmark Net Working Capital (as defined in the Merger Agreement) of the Acquired Companies of $9.2 million.

On April 3, 2017, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal as part of the Merger Consideration, an aggregate of approximately 5,926,000 shares of its Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the Merger Consideration. The Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. In the event that the Company declares or pays a dividend or distribution on its Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company or any of its subsidiaries of shares of Common Stock for cash, securities or property, the Company is required to simultaneously declare and pay a dividend on the Series B Convertible Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all Shares had been converted as of immediately prior to the record date of the applicable dividend or distribution. On April 3, 2015, the Company filed a Statement of Resolution Establishing its Series B Convertible Preferred Stock with the State of Illinois. (the “Resolution Establishing Series”). Except as set forth in the Resolution Establishing Series, the holders of the Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series B Convertible Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series: provided, however, that unless and until such time as the Company has received Requisite Stockholder Approval (as defined above) a holder of Shares of Series B Convertible Preferred Stock shall not be permitted to effect any conversion of any shares of Series B Preferred Stock to the extent that the shares of Common Stock issuable upon such conversion when taken together with the shares of Common Stock previously issued with respect to (i) prior conversions of shares of Series B Convertible Preferred Stock, and/or (ii) prior conversions of any 9.5% Notes and/or (iii) the payment of dividends on any 9.5% Notes in shares of Common Stock and/or (iv) otherwise in connection with the issuance of the 9.5% Notes would result in the issuance of shares of Common Stock that exceed the Conversion Limit.

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

In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. Management believes with the availability under the PNC Credit Agreement and its current cash, the Company will have sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2017, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2017, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's third quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

As of June 30, 2017, there were no material legal proceedings pending against the Company.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.1

Waiver to the Revolving Credit, Term Loan and Security Agreement dated as of August 14, 2017 by and among the Company, each Subsidiary of the Company listed as a “Borrower” on the signature pages thereto and each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto and PNC Bank, National Association, as administrative agent and collateral agent for certain investment funds managed by MGG Investment Group LP.

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

GEE GROUP INC.
(Registrant)

Date: August 14, 2017	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial and Accounting Officer)

