Form 10-K
period 2017-09-30
GEE Group Inc.
filed 2017-12-28
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2017

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2017 was 7,274,956 x $4.95 = $36,011,032.

The number of shares outstanding of the registrant’s common stock as of December 27, 2017 was 10,012,847.

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

The Company has several corporations and names it does business under and are all consolidated under GEE Group, Inc. These names include Triad Personnel Services, Inc., General Employment, Ashley Ellis, Omni One, Scribe Solutions, SNI Companies, Access, Paladin and Agile Resources.

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

On January 1, 2016, the Company entered a Stock Purchase Agreement (the “Paladin Agreement”) with Enoch S. Timothy and Dorothy Timothy. Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation (“Paladin”), for a purchase price (the “Purchase Price”) equal to $1,750,000, minus the Circle Lending Loan Amount ( as defined in the Paladin Agreement) plus up to $1,000,000 in contingent promissory notes, minus the NWC Reduction Amount (as defined in the Paladin Agreement ) (if any) plus up to $1,250,000 of “earnouts”, for a total of approximately $2,625,000.

The Company entered into an Agreement and Plan of Merger dated as of March 31, 2017 (the “Merger Agreement”) by and among the Company, GEE Group Portfolio, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, (the “GEE Portfolio”), SNI Holdco Inc., a Delaware corporation (“SNI Holdco”), Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society (“Thrivent”), Madison Capital Funding, LLC, a Delaware limited liability company (“Madison”) and Ronald R. Smith, in his capacity as a stockholder (“Mr. Smith” and collectively with Smith Holdings, LLC, Thrivent and Madison, the “Principal Stockholders”) and Ronald R. Smith in his capacity as the representative of the SNIH Stockholders (“Stockholders’ Representative”). The Merger Agreement provided for the merger subject to the terms and conditions set forth in the Merger Agreement of SNI Holdco with and into GEE Portfolio pursuant to which GEE Portfolio would be the surviving corporation (the “Merger”). The Merger was consummated on April 3, 2017. As a result of the Merger, GEE Portfolio became the owner 100% of the outstanding capital stock of SNI Companies, Inc., a Delaware corporation and a wholly-owned subsidiary of SNI Holdco (“SNI Companies” and collectively with SNI Holdco, the “Acquired Companies”).

The aggregate consideration paid for the shares of SNI Holdco (the “Merger Consideration”) was $86 million minus the $20,220,710 of Long Term Debt (as defined in the Merger Agreement) of the Acquired Companies immediately before closing plus or minus the “NWC Adjustment Amount” or the difference in the book value of the Closing Net Working Capital (as defined in the Merger Agreement) of the Acquired Companies as compared to the Benchmark Net Working Capital (as defined in the Merger Agreement) of the Acquired Companies of $9.2 million.

On April 3, 2017, the Company paid to certain SNIH Stockholders as part of the Merger Consideration (i) an aggregate of approximately $18,550,000 in cash, (ii) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Convertible Subordinated Notes and (iii) an aggregate of 5,926,000 shares of its Series B convertible preferred stock. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. The Series B Convertible Preferred Stock has a liquidation preference of $4.86 per share. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share.

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

The percentage of revenues derived from each of the Company’s continuing operations is as follows:

	Year Ended September 30,
	2017	2016
Industrial contract services	18%	26%
Professional contract services	71%	66%
Direct hire placement services	11%	8%

Marketing

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Inc., Triad Personnel Services and Triad Staffing. As of September 30, 2017, we operated forty-seven branch offices in downtown or suburban areas of major U.S. cities in sixteen states. We have one office located in each of Arizona, Connecticut, Georgia, Iowa, Maryland, Minnesota, Pennsylvania, Washington DC and Virginia, two offices in New Jersey, four offices in Colorado and Massachusetts, five offices in Illinois and Texas, seven offices in Ohio and eleven offices in Florida.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins which list candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2017 or fiscal 2016.

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

Employees

As of September 30, 2017, the Company had approximately 475 regular employees and the number of contract service employees varied week to week from a minimum of approximately 2,515 to a maximum of 4,245.

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

Item 1A. Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company experienced a loss for the year ended September 30, 2017. There can be no assurance that the Company will not incur losses in the future. There are no assurances that the Company will be able to generate sufficient revenue to meet its operating expenditures or operate profitably in the future.

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

A MORE ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP, AND THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

Although our common stock is listed on the NYSE MKT, we cannot assure you that an active public market will develop for our common stock. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results;
•	changes in our earnings estimates;
•	investment recommendations by securities analysts following our business or our industry;
•	additions or departures of key personnel;
•	changes in the business, earnings estimates or market perceptions of our competitors;
•	our failure to achieve operating results consistent with securities analysts’ projections;
•	changes in industry, general market or economic conditions; and
•	announcements of legislative or regulatory changes.

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

WE COULD BE HARMED BY IMPROPER DISCLOSURE OR LOSS OF SENSITIVE OR CONFIDENTIAL COMPANY, EMPLOYEE, ASSOCIATE OR CLIENT DATA, INCLUDING PERSONAL DATA.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is confidential and/or personally sensitive. In doing so, we rely on our own technology and systems, and those of third party vendors we use for a variety of processes. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

WE COULD BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH ACQUISITIONS AND JOINT VENTURES.

We intend to expand our business through investments in joint ventures with, or acquisitions of, complementary businesses, technologies, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing service categories. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including: (1) difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure; (2) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (3) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (4) difficulty maintaining the quality of services that such acquired companies have historically provided; (5) potential legal and financial responsibility for liabilities of acquired businesses; (6) overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements; (7) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; (8) challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business; (9) failure to retain, motivate and integrate key management and other employees of the acquired business; and (10) loss of customers and a failure to integrate customer bases.

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

OUR ABILITY TO UTILIZE OUR NET OPERATING CARRYFOWARDS AND CERTAIN OTHER TAX ATTRIBUTES MAY BE LIMITED.

Federal and state laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically, three years).

Under Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change”. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in a building near Chicago, Illinois. The Company leases approximately 5,000 square feet of space at that location under a lease that will expire in 2018.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Inc., Triad Personnel Services and Triad Staffing. As of September 30, 2017, we operated forty-seven branch offices in downtown or suburban areas of major U.S. cities in sixteen states. We have one office located in each of Arizona, Connecticut, Georgia, Iowa, Maryland, Minnesota, Pennsylvania, Washington DC and Virginia, two offices in New Jersey, four offices in Colorado and Massachusetts, five offices in Illinois and Texas, seven offices in Ohio and eleven offices in Florida.

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

Item 3. Legal Proceedings.

As of September 30, 2017, the Company was not a party to any material legal proceedings.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2017:
High	$5.58	$7.00	$5.58	$5.27
Low	2.81	4.99	4.06	3.83

Fiscal 2016:
High	$6.89	$4.60	$5.99	$7.70
Low	3.61	3.71	3.56	4.00

Holders of Record

There were approximately 624 holders of record of the Company’s common stock on December 27, 2017.

Dividends

No dividends were declared or paid during the years ended September 30, 2017 and September 30, 2016. We do not anticipate paying any cash dividends for the foreseeable future.

During the years ended September 30, 2017 and 2016, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2017, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan. All four plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 59,200 options available for granting and as of September 30, 2013, there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan. As of September 30, 2017, there were shares available for issuance under the 2011 Company Incentive Plan, however management does not anticipate issuing any shares under this plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2017 and September 30, 2016 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

On July 23, 2013, the Board of Directors approved the Company’s 2013 Incentive Stock Plan (the “2013 Plan”), and resolved to cease issuing securities under all prior Company equity compensation plans. The 2013 Plan was approved by the Company’s shareholders at the Annual Meeting of Stockholders on September 9, 2013. The purpose of the 2013 Plan is to provide additional incentives to select persons who can make, are making, and continue to make substantial contributions to the growth and success of the Company, to attract and retain the employment and services of such persons, and to encourage and reward such contributions, by providing these individuals with an opportunity to acquire or increase stock ownership in the Company through either the grant of options or restricted stock. The 2013 Plan is administered by the Compensation Committee or such other committee as is appointed by the Board of Directors pursuant to the 2013 Plan (the “Committee”). The Committee has full authority to administer and interpret the provisions of the 2013 Plan including, but not limited to, the authority to make all determinations with regard to the terms and conditions of an award made under the 2013 Plan. The maximum number of shares that may be granted under the 2013 Plan is 4,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

(number of shares in thousands)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	908	$5.13	3,075	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	908	$5.13	3,075	(1)

_______________

(1)	Includes only the number of securities that could be issuable under the 2013 Plan.

On December 12, 2017, the Company issued 135,655 shares of common stock, valued at approximately $595,000 for the conversion of the Jax legacy (“Jax”) note and the accrued interest through September 30, 2017. These shares issued to Jax were not registered under the Securities Act. Jax is an accredited investor. The issuance of these shares to Jax is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

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

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our light industrial clients. The acquisitions of Agile Resources, Inc. a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc., a Texas corporation (“Paladin”) and SNI Companies, Inc. a Delaware corporation (“SNI”) expanded our geographical footprint within the placement and contract staffing of information technology.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Inc., Triad Personnel Services and Triad Staffing. As of September 30, 2017, we operated forty-seven branch offices in downtown or suburban areas of major U.S. cities in sixteen states. We have one office located in each of Arizona, Connecticut, Georgia, Iowa, Maryland, Minnesota, Pennsylvania, Washington DC and Virginia, two offices in New Jersey, four offices in Colorado and Massachusetts, five offices in Illinois and Texas, seven offices in Ohio and eleven offices in Florida.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Year Ended September 30,
(In Thousands)	2017	2016

Industrial contract services	$24,851	$21,916
Professional contract services	95,396	54,249
Direct hire placement services	14,731	6,909

Consolidated net revenues	$134,978	$83,074

Consolidated net revenues increased approximately $51,904,000 or 62% compared with the same period last year. The Company acquired SNI as of March 31, 2017, which increased the professional contract services by approximately $40,083,000 and increased direct hire placement services by approximately $9,627,000. Direct hire placement services excluding SNI is down as the total number of recruiters and sales professionals are down in the Company. Industrial contract services increased due to a management effort to replace certain customers lost in the prior year. Executive management has started to hire additional national sales force that can be serviced by the expanded geographical service area.

Cost of Contract Services

Consolidated cost of contract services are comprised of the following:

	Year Ended September 30,
(In Thousands)	2017	2016

Industrial contract services	$20,744	$19,037
Professional contract services	69,259	40,408

Consolidated cost of contract services	$90,003	$59,445

Cost of services includes wages and related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments. Cost of contract services for the year ended September 30, 2017, increased by approximately 51% to approximately $90 million compared with the prior year of approximately $59 million. The increase includes approximately $27 million in cost of contract services related to SNI. Cost of contract services, as a percentage of contract revenue, for the year ended September 30, 2017, decreased by approximately 5% to 67% compared to 72% in the prior year. The change in the contract revenue gross margin is related to several factors, including the increased permanent placement services from SNI, improved gross margins in industrial contract services and overall improved gross margins in the professional contract services.

Gross Profit percentage by segment:

Gross Profit Margin %	Year Ended September 30, 2017	Year Ended September 30, 2016
Direct hire placement services	100%	100%
Industrial contract services	16.5%	13.1%
Professional contract services	27.4%	25.5%
Combined Gross Profit Margin % (1)	33.3%	28.4%

________________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Compensation and benefits in the operating divisions, which includes salaries, wages and commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements.
•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.
•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.
•	Recruitment advertising, which includes the cost of identifying job applicants.
•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

The Company’s largest selling, general and administrative expense is for compensation in the operating divisions. Most of the Company’s sales agents and recruiters are paid on a commission basis and receive advances against future commissions. When commissions are earned, prior advances are applied against them and the sales agent or recruiter is paid the net amount. The Company recognizes the full amount as commission expense, and advance expense is reduced by the amount recovered. Thus, the Company’s advance expense represents the net amount of advances paid, less amounts applied against commissions, plus commission accruals for billed but uncollected revenue.

Selling, general and administrative expenses for the year ended September 30, 2017, increased by approximately $19.6 million to approximately $39.5 million as compared to the prior year of approximately $19.9 million. The increase was primarily related to the inclusion of approximately $21.4 million of selling, general and administrative expenses of SNI following the acquisition by the Company. Management continues efforts to reduce general and administrative expenses as the Company consolidates the back office and can capitalize on the Company’s growth.

Acquisition, Integration and Restructuring Charges

Acquisition, integration and restructuring charges are legal expenses, travel expenses, finder’s fees, severance agreements and other expenses that the Company has expensed as incurred and are related to various acquisition transactions the Company has executed. The Company expects to have these expenses each quarter while we continue our growth strategy, however these expenses would not necessarily be incurred by the Company on a recurring basis in normal operations, without acquisitions.

The acquisition, integration and restructuring charges for the year ended September 30, 2017 was $2,925,000, an increase of approximately $2,223,000 or 317% compared to approximately $702,000 for the year ended September 30, 2016. The increase was primarily related to the evaluation of more potential acquisitions, due diligence performed on several options and the completion of the SNI acquisition.

Depreciation Expense

Depreciation expense for the year ended September 30, 2017, increased $95,000, or 29% compared with the prior year, primarily as a result of the acquisition and the depreciation of their property and equipment.

Amortization Expense

Amortization expense for the year ended September 30, 2017, increased $1,991,000, or 130% compared with the prior year, primarily as a result of the acquisition and the related amortization of their identified intangible assets.

Change in Contingent Consideration

At the time the Company makes an acquisition, the Company estimates contingent consideration, such as earn-outs or other guarantees that could affect the purchase price when the contingency is resolved. Contingent consideration is evaluated by management each quarter or when the contingency is resolved. The change in contingent consideration with respect to the Company’s acquisitions was approximately $1,581,000 during the year ended September 30, 2016. In the prior year, the Company recognized a $1,956,000 gain from the reduction in Access contingent consideration as a result of a decrease in expected EBITDA, offset by a $375,000 loss recognized for the increase in Paladin expected contingent consideration as a result of an increase in their expected EBITDA. In the current year, the Company did not recognize or change any contingent.

Loss on Extinguishment of Debt

Loss on the extinguishment of debt for the year ended September 30, 2017, increased $994,000, compared with the prior year as the debt was converted during the current year, which includes the change of the revolving credit facility and other subordinated debt.

Interest Expense

Interest expense for the year ended September 30, 2017, increased $4,393,000, or 274% compared with the prior year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the year ended September 30, 2017	For the year ended September 30, 2016
Cash flows provided by operating activities	$222	$723
Cash flows used in investing activities	$(25,606)	$(9,515)
Cash flows provided by financing activities	$25,641	$5,388

As of September 30, 2017, the Company had cash of approximately $2,785,000, which was an increase of approximately $257,000 from approximately $2,528,000 at September 30, 2016. Working capital at September 30, 2017 was approximately $1,588,000 as compared to negative working capital of approximately $597,000 for September 30, 2016. The Company’s current ratio was approximately 106%, an increase of approximately 10% from the prior year. Shareholders’ equity as of September 30, 2017, was approximately $24,063,000 which represented approximately 17% of total assets. At the Company’s option, approximately $1,200,000 of its current liabilities related to the acquisitions can be paid in stock at market price, instead of cash. The net loss for the year ended September 30, 2017, was approximately $(2,372,000).

Net cash provided by operating activities for the years ended September 30, 2017 and 2016 was approximately $222,000 and $723,000 respectively. The fluctuation is due to the significant loss from operations, the increase in allowance for doubtful accounts, increase in accrued interest, increase in accrued deposit, increase in accounts payable, decrease in accrued compensation, account receivable and increase in other current assets for the year ended September 30, 2017 and offset by non-cash related expense for depreciation, amortization and stock compensation, in addition to the non-cash tax provision benefit from the acquisition.

Net cash used in investing activities for the years ended September 30, 2017 and 2016 was approximately $(25,606,000) and approximately $(9,515,000) respectively. The primary use of cash was for the acquisitions of SNI for the year ended September 30, 2017 and Access and Paladin during the year ended September 30, 2016.

Net cash flow provided by financing activities for the years ended September 30, 2017 and 2016 was approximately $25,641,000 and $5,388,000, respectively. Fluctuations in financing activities are attributable to the new term-loan and the level of net borrowings of the Revolving Credit Facility.

All of the Company’s office facilities are leased. As of September 30, 2017, future minimum lease payments under non-cancelable lease commitments having initial terms in excess of one year, including closed offices, totaled approximately $7,100,000.

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

Amounts borrowed under the Credit Agreement may be used by the Company to repay existing indebtedness, to partially fund capital expenditures, to fund a portion of the purchase price for the acquisition of all of the issued and outstanding stock of SNI Holdco Inc. pursuant to that certain Agreement and Plan of Merger dated March 31, 2017 (the “Merger Agreement”), to provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders. On the closing date of the Credit Agreement, the Company borrowed $48,750,000 from term-loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316 which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement.

The loans under the Credit Agreement will bear interest at rates at the Company’s option of LIBOR rate plus 10% or PNC’s floating base rate plus 9%. The Term Loans may consist of Domestic Rate Loans or LIBOR Rate Loans, or a combination thereof. At September 30, 2017 the interest rate was approximately 13%.

The Credit Agreement is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

The Term Loans were advanced on April 3, 2017 and are, with respect to principal, payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required pursuant to the credit agreement, as amended, as follows: Fiscal year 2018 – $3,636,000, Fiscal year 2019 – $7,728,000, Fiscal year 2020 – $8,337,000 and Fiscal year 2021 - $28,440,000.

The Credit Agreement contains certain covenants including the following:

Fixed Charge Coverage Ratio. The Company shall cause to be maintained as of the last day of each fiscal quarter, a Fixed Charge Coverage Ratio for itself and its subsidiaries on a Consolidated Basis of not less the amount set forth in the Credit Agreement, which is 1.25 to 1.0.

Minimum EBITDA. The Company shall cause to be maintained as of the last day of each fiscal quarter, EBITDA for itself and its subsidiaries on a Consolidated Basis of not less than the amount set forth in the Credit Agreement for each fiscal quarter specified therein, in each case, measured on a trailing four (4) quarter basis as set in the Credit Agreement, which ranges from $11,000,000 to $14,000,000 over the term of the Credit Agreement.

Senior Leverage Ratio. The Company shall cause to be maintained as of the last day of each fiscal quarter, a Senior Leverage Ratio for itself and its subsidiaries on a Consolidated Basis of not greater than the amount set forth in the Credit Agreement for each fiscal quarter, in each case, measured on a trailing four (4) quarter basis as set in the agreement, which ranges from 5.25 to 1.0 to 2.0 to 1.0 over the term of the Credit Agreement.

In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

On August 31, 2017, the Company entered into a Consent to Extension of Waiver to Revolving Credit, Term Loan and Security Agreement (the “Waiver”). Under the terms of the Waiver, the Lenders and the Agents agreed to extend to October 3, 2017 the deadline by which the Borrowers must deliver to the Agents and the Lenders, (i) updated financial information and projections of the Loan Parties in form and substance satisfactory to the Agents and the Lenders to amend the financial covenant levels set forth in Section 6.5 to the Loan Agreement in a manner acceptable to the Agents and the Lenders in their sole discretion, and (ii) a fully executed amendment to the Loan Agreement that amends the financial covenant levels set forth in Section 6.5 of the Loan Agreement in a manner acceptable to the Agents and the Lenders and any other terms and conditions required by the Agents and the Lenders in their sole discretion. Additionally, the Borrowers paid a $73,500 consent fee to the Agents for the pro rata benefit of the Lenders, in connection with the Waiver.

In addition, on August 31, 2017, the Company received a waiver (“Additional Waiver”) made to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”), by and among the Company, the Loan Parties, Administrative Agent and the Term Loan Agent, pursuant to which the Administrative Agent agreed, and the Administrative Agent has been advised that the Term Loan Agent has agreed, that notwithstanding the terms of Section 6.17(d) of the Credit Agreement, the due date for the Borrowers to deliver to the Agents the Subordination Agreement (Dampier) (as defined in the Credit Agreement) and an amended Subordinated Note (Dampier) (as defined in the Credit Agreement), in each case duly executed by the Persons party thereto and in form and substance satisfactory to the Agents, shall be extended from August 31, 2017 to October 3, 2017.

On October 2, 2017, the Company, the other borrower entities and guarantor entities named therein (collectively, the “Loan Parties”), PNC Bank, National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”) (collectively the (“Lenders”) entered into a First Amendment and Waiver (the “Amendment”) to the Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 (the “Credit Agreement”) by and among the Loan Parties, and the Lenders.

The Amendment, which was effective as of October 2, 2017, modified the required principal repayment schedule with respect to the Term Loans. The Amendment also modified the ability of the Loan Parties to repay or make other payments with respect to certain other loans that are subordinated in right of payment to the indebtedness under the Credit Agreement.

Pursuant to the Amendment the Lenders also waived any Event of Default arising out of the Loan Parties’ failure to deliver, on or before October 3, 2017, the materials satisfying the requirements of clauses (i) and (ii) of Section 5 of the Waiver to Revolving Credit, Term Loan and Security Agreement, dated as of August 14, 2017, as amended.

On November 14, 2017, the Company and its subsidiaries, as Borrowers, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto (together with each other Person joined thereto as a guarantor from time to time, collectively, the “Guarantors”, and each a “Guarantor”, and together with the Borrowers, collectively, the “Loan Parties” and each a “Loan Party”), certain lenders which now are or which thereafter become a party thereto that make Revolving Advances thereunder (together with their respective successors and assigns, collectively, the “Revolving Lenders” and each a “Revolving Lender”), the lenders which now are or which thereafter become a party thereto that made or acquire an interest in the Term Loans (together with their respective successors and assigns, collectively, the “Term Loan Lenders” and each a “Term Loan Lender”, and together with the Revolving Lenders, collectively, the “Lenders” and each a “Lender”), MGG Investment Group LP (“MGG”), as administrative agent for the Lenders (together with its successors and assigns, in such capacity, the “Administrative Agent”), as collateral agent for the Lenders (together with its successors and assigns, in such capacity, the “Collateral Agent”), and as term loan agent (together with its successors and assigns, in such capacity, the “Term Loan Agent” and together with the Administrative Agent and the Collateral Agent, each an “Agent” and, collectively, the “Agents”), entered into a second amendment (the “Second Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”).

Pursuant to the Second Amendment the Borrowers agreed, among other things, to use commercially reasonable efforts to prepay, or cause to be prepaid, $10,000,000 in principal amount of Advances (as defined in the Credit Agreement) outstanding, which amount shall be applied to prepay the Term Loans in accordance with the applicable terms of the Credit Agreement. Any prepayment to the term loan is contingent upon a future financing, non-operational cash flow or excess cash flow as defined in the agreement. The Borrowers also agreed to amend (i) the applicable minimum Fixed Charge Coverage Ratios required to be maintained by the Company as set forth in the Second Amendment, (ii) the minimum EBITDA required to be maintained by the Company, as set forth in the Second Amendment and (iii) the maximum senior leverage ratios required to be maintained by the Company, as set forth in the Second Amendment. The Borrowers agreed to pay to the Administrative Agent for the account of the Revolving Lenders, an amendment fee of $364,140, in connection with their execution and delivery of the Second Amendment. Such fee is payable on the earlier of (a) June 30, 2018 and (b) the first date on which all of the Obligations (as defined in the Credit Agreement) are paid in full in cash and the Total Commitment (as defined in the Credit Agreement) of the Lenders is terminated. For the period ended September 30, 2017 there were no financial covenants required under the new amendment.

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

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation (see note 13) a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Credit Agreement requires this loan to be subordinated to PNC and MGG, however the sellers of Access Data Consulting Corporation have not agreed to the subordination.

On October 4, 2017, the Company executed an Amended and Restated Non-Negotiable Promissory Note in favor of William Daniel Dampier and Carol Lee Dampier in the amount of $1,202,405 (the “Note”). This Note amends and, as so amended, restates in its entirety and replaces that certain Subordinated Nonnegotiable Promissory Note dated October 4, 2015, issued by the Company to William Daniel Dampier and Carol Lee Dampier in the original principal amount of $3,000,000. The Company agreed to pay William Daniel Dampier and Carol Lee Dampier 12 equal installments of $107,675, commencing on November 4, 2017 and ending on October 4, 2018.

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

On April 3, 2017, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal as part of the Merger Consideration, an aggregate of approximately 5,926,000 shares of its Series B Convertible Preferred Stock as part of the Merger Consideration. The Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. In the event that the Company declares or pays a dividend or distribution on its Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company or any of its subsidiaries of shares of Common Stock for cash, securities or property, the Company is required to simultaneously declare and pay a dividend on the Series B Convertible Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all Shares had been converted as of immediately prior to the record date of the applicable dividend or distribution. On April 3, 2017, the Company filed a Statement of Resolution Establishing its Series B Convertible Preferred Stock with the State of Illinois. (the “Resolution Establishing Series”). Except as set forth in the Resolution Establishing Series, the holders of the Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

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

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the Merger Consideration (see note 10) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Notes. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company to the lenders parties to the Credit Agreement, pursuant to those certain Subordination and Intercreditor Agreements, each dated as of March 31, 2017 by and among the Company, the other borrowers under the Credit Agreement, the Agent under the Credit Agreement and each of the holders of the 9.5% Notes.

In recent years, the Company has incurred significant losses and negative cash flows from operations. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company. Management believes with the availability under the Credit Agreement and its current cash, the Company will have sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2017, and 2016, and during the two years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $1,495,000 in fiscal 2017 and $470,000 in fiscal 2016. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $997,000 and $60,000 as of September 30, 2017 and September 30, 2016, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2017, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $1,712,000 and $191,000 is considered necessary as of September 30, 2017, and September 30, 2016, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes the $997,000 and $60,000 reserve for permanent placement falloffs considered necessary as of September 30, 2017 and September 30, 2016, respectively.

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

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 5.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the undiscounted cash flow method. The Company did not record any impairment during the years ended September 30, 2017 and 2016.

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

See Note 11 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

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

Recent Accounting Pronouncements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the Company determined the effect of the standard on the Company’s ongoing financial reporting.

In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company’s balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. Except for balance sheet classification requirements related to deferred tax assets and liabilities, the Company does not expect this guidance to have an effect on its financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GEE Group, Inc.

Naperville, Illinois

We have audited the accompanying consolidated balance sheets of GEE Group, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GEE Group, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey

December 28, 2017

GEE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	September 30,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$2,785	$2,528
Accounts receivable, less allowances ($1,712 and $191, respectively)	23,178	11,569
Other current assets	3,014	1,500
Total current assets	28,977	15,597
Property and equipment, net	914	611
Other long-term assets	282	34
Goodwill	76,593	18,590
Intangible assets, net	35,049	11,094
TOTAL ASSETS	$141,815	$45,926
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$7,904	$7,073
Acquisition deposit for working capital guarantee	1,500	-
Accrued interest	2,175	54
Accounts payable	3,243	2,224
Accrued compensation	7,394	3,116
Other current liabilities	515	692
Short-term portion of subordinated debt	1,225	1,285
Short-term portion of term-note, net of discount	3,433	-
Contingent consideration	-	1,750
Total current liabilities	27,389	16,194
Deferred rent	334	162
Deferred taxes	958	-
Term-loan, net of debt discounts	42,018	-
Subordinated debt	1,000	4,981
Subordinated convertible debt	16,685	-
Other long-term liabilities	35	56
Total long-term liabilities	61,030	5,199

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - 5,926
Preferred series A stock, 160 authorized; issued and outstanding - none	-	-
Preferred series B stock - 5,950 authorized; issued and outstanding - 5,926
Liquidation value of the preferred series B stock is approximately $28,800	29,333	-
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 9,879
shares at September 30, 2017 and 9,379 shares at September 30, 2016, respectively	-	-
Additional paid in capital	39,517	37,615
Accumulated deficit	(15,454)	(13,082)
Total shareholders' equity	24,063	24,533
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$141,815	$45,926

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Years Ended September 30,
	2017	2016

NET REVENUES:
Contract staffing services	$120,247	$76,165
Direct hire placement services	14,731	6,909
NET REVENUES	134,978	83,074

Cost of contract services	90,003	59,445
GROSS PROFIT	44,975	23,629

Selling, general and administrative expenses	39,498	19,863
Acquisition, integration and restructuring expenses	2,925	702
Depreciation expense	426	331
Amortization of intangible assets	3,527	1,536
INCOME (LOSS) FROM OPERATIONS	(1,401)	1,197
Change in contingent consideration	-	1,581
Loss on extinguishment of debt	(994)	-
Interest expense	(5,995)	(1,602)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(8,390)	1,176
(Provision) Benefit for income tax	6,018	(3)
NET INCOME (LOSS)	$(2,372)	$1,173
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,372)	$1,173

BASIC INCOME (LOSS) PER SHARE	$(0.25)	$0.13
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	9,630	9,313
DILUTED INCOME (LOSS) PER SHARE	$(0.25)	$0.12
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	9,630	9,891

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

				Total
	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity

Balance, September 30, 2015	8,833	$33,492	$(14,255)	$19,237

Shares issued for JAX Legacy debt	95	589	-	589

Issuance of common stock for contingent consideration related to the acquisition of Access Data Consulting Corporation	123	544	-	544

Amortization of stock option expense	-	793	-	793

Issuance of common stock for acquisition of Access Data Consulting Corporation	328	2,197	-	2,197

Net income	-	-	1,173	1,173

Balance, September 30, 2016	9,379	$37,615	$(13,082)	$24,533

Amortization of stock option expense	-	902	-	902

Exercise of stock warrants	500	1,000	-	1,000

Net loss	-	-	(2,372)	(2,372)

Balance, September 30, 2017	9,879	$39,517	$(15,454)	$24,063

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,372)	$1,173
Adjustments to reconcile (net loss) net income to cash provided by operating activities:
Depreciation and amortization	3,953	1,867
Stock option expense	902	793
Provision for doubtful accounts	1,521	(44)
Tax provision benefit, non cash	(6,012)	-
Amortization of debt discount and non cash extinguishment of debt	1,198	215
Change in contingent consideration	-	(1,581)
Changes in operating assets and liabilities -
Accounts receivable	(2,393)	(100)
Acquisition deposit	1,500	-
Accrued interest	2,121	-
Accounts payable	446	343
Accrued compensation	214	(871)
Other current items, net	(881)	(1,086)
Long-term liabilities	25	14
Net cash provided by operating activities	222	723

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(250)	(120)
Acquisition payments, net of cash acquired	(25,356)	(9,395)
Net cash used in investing activities	(25,606)	(9,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subordinated debt	-	4,107
Payment on SNI debt	(19,951)	-
Payments on the debt related to acquisitions	(1,285)	(492)
Payments on senior debt	(609)	-
Proceeds from exercise of stock warrants	1,000	-
Payments on capital lease	(21)	(66)
Net proceeds from debt	45,676	-
Net proceeds from short-term debt	831	1,839
Net cash provided by financing activities	25,641	5,388

Net change in cash	257	(3,404)

Cash at beginning of period	2,528	5,932

Cash at end of period	$2,785	$2,528

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$3,383	$1,070
Cash paid for taxes	$247	$3
Non-cash financing activities
Stock paid for prepaid interest on subordinated note	$-	$566
Stock paid for fees in connection with subordinated note	$-	$23
Issuance of common stock for acquisition	$-	$2,197
Note issued in connection with acquisition	$-	$3,000
Earn-out liability, contingent consideration, and other liabilities incurred in connection with acquisition	$-	$4,246
Payment of contingent consideration with common shares	$-	$544
Issuance of preferred stock for acquisition	$29,333	$-
Issuance of note payable for acquisition	$12,500	$-
Issuance of stock for extinguishment of debt	$385	$-

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

On October 2, 2017, the Company, the other borrower entities and guarantor entities named therein (collectively, the “Loan Parties”), PNC, and certain investment funds managed by MGG (collectively the (“Lenders”) entered into a First Amendment and Waiver (the “Amendment”) to the Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 (the “Credit Agreement”) by and among the Loan Parties, and the Lenders.

The Amendment, which was effective as of October 2, 2017, modified the required principal repayment schedule with respect to the Term Loans. The Amendment also modified the ability of the Loan Parties to repay or make other payments with respect to certain other loans that are subordinated in right of payment to the indebtedness under the Credit Agreement.

Pursuant to the Amendment the Lenders also waived any Event of Default arising out of the Loan Parties’ failure to deliver, on or before October 3, 2017, the materials satisfying the requirements of clauses (i) and (ii) of Section 5 of the Waiver to Revolving Credit, Term Loan and Security Agreement, dated as of August 14, 2017, as amended.

On November 14, 2017, the Company and its subsidiaries, as Borrowers, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto (together with each other Person joined thereto as a guarantor from time to time, collectively, the “Guarantors”, and each a “Guarantor”, and together with the Borrowers, collectively, the “Loan Parties” and each a “Loan Party”), certain lenders which now are or which thereafter become a party thereto that make Revolving Advances thereunder (together with their respective successors and assigns, collectively, the “Revolving Lenders” and each a “Revolving Lender”), the lenders which now are or which thereafter become a party thereto that made or acquire an interest in the Term Loans (together with their respective successors and assigns, collectively, the “Term Loan Lenders” and each a “Term Loan Lender”, and together with the Revolving Lenders, collectively, the “Lenders” and each a “Lender”), MGG, as administrative agent for the Lenders (together with its successors and assigns, in such capacity, the “Administrative Agent”), as collateral agent for the Lenders (together with its successors and assigns, in such capacity, the “Collateral Agent”), and as term loan agent (together with its successors and assigns, in such capacity, the “Term Loan Agent” and together with the Administrative Agent and the Collateral Agent, each an “Agent” and, collectively, the “Agents”), entered into a second amendment (the “Second Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”).

Pursuant to the Second Amendment the Borrowers agreed, among other things, to use commercially reasonable efforts to prepay, or cause to be prepaid, $10,000,000 in principal amount of Advances (as defined in the Credit Agreement) outstanding, which amount shall be applied to prepay the Term Loans in accordance with the applicable terms of the Credit Agreement. Any prepayment to the term loan is contingent upon a future financing, non-operational cash flow or excess cash flow as defined in the agreement. The Borrowers also agreed to amend (i) the applicable minimum Fixed Charge Coverage Ratios required to be maintained by the Company as set forth in the Second Amendment, (ii) the minimum EBITDA required to be maintained by the Company, as set forth in the Second Amendment and (iii) the maximum senior leverage ratios required to be maintained by the Company, as set forth in the Second Amendment. The Borrowers agreed to pay to the Administrative Agent for the account of the Revolving Lenders, an amendment fee of $364,140, in connection with their execution and delivery of the Second Amendment. Such fee is payable on the earlier of (a) June 30, 2018 and (b) the first date on which all of the Obligations (as defined in the Credit Agreement) are paid in full in cash and the Total Commitment (as defined in the Credit Agreement) of the Lenders is terminated.

The loans under the credit agreement for the period commencing on the Amendment No. 2 Effective Date up to and including May 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.75 to 1.00, an amount equal to 9.75% for Advances consisting of Domestic Rate Loans and 10.75% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.75 to 1.00, an amount equal to 9.00% for Advances consisting of Domestic Rate Loans and 10.00% for Advances consisting of LIBOR Rate Loans.

The loans under the credit agreement for the period commencing on June 1, 2018 up to and including August 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 4.00 to 1.00, an amount equal to 14.00% for Advances consisting of Domestic Rate Loans and 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 4.00 to 1.00, an amount equal to 9.75% for Advances consisting of Domestic Rate Loans and 10.75% for Advances consisting of LIBOR Rate Loans. For the period ended September 30, 2017 there were no financial covenants required under the new amendment.

The loans under the credit agreement for the period commencing on September 1, 2018 through the remainder of the Term, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.50 to 1.00, an amount equal to 14.00% for Advances consisting of Domestic Rate Loans and 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.50 to 1.00, an amount equal to 9.00% for Advances consisting of Domestic Rate Loans and 10.00% for Advances consisting of LIBOR Rate Loans.

At September 30, 2017, approximately $6,000,000 of the Revolving Credit facility was fixed for a three-month period at an interest of approximately 11.3%.

Although the Company did not have financial covenants for the period ended September 30, 2017, the Company was in compliance with non-financial covenants of this loan and management expects to be in compliance with the newly amended financial covenants for December 31, 2017, the first measurement date under the Amendment.

Management believes that the future cash flow from operations and the availability under the Revolving Credit Facility will have sufficient liquidity for the next 12 months.

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

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $1,495,000 in fiscal 2017 and $470,000 in fiscal 2016. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $997,000 and $60,000 as of September 30, 2017 and September 30, 2016, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company’s employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At September 30, 2017 and September 30, 2016, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $1,712,000 and $191,000 is considered necessary as of September 30, 2017, and September 30, 2016, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes the $997,000 and $60,000 reserve for permanent placement falloffs considered necessary as of September 30, 2017 and September 30, 2016, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the years ended September 30, 2017 and 2016.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using level 3 inputs, as discussed in Note 5.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of approximately 577,000 was included in the computation of diluted earnings per share for the year ended September 30, 2016. There were approximately 10,120,958 and 413,000 of common stock equivalents excluded for the year ended September 30, 2017 and September 30, 2016, respectively because their effect is anti-dilutive.

Advertising Expenses

Most of the Company’s advertising expense budget is used to support the Company’s business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the years ended September 30, 2017 and 2016, included in selling, general and administrative expenses was advertising expense totaling approximately $1,710,000 and $834,000, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the years ended September 30, 2017 and 2016.

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

See Note 11 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2017, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Reclassification

Certain reclassifications have been made to the financial statements as of and for the years ended September 30, 2016 to conform to the current year presentation. There is no effect on assets, liabilities, equity or net income.

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

3. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the Company determined the effect of the standard on the Company’s ongoing financial reporting.

In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company’s balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. Except for balance sheet classification requirements related to deferred tax assets and liabilities, the Company does not expect this guidance to have an effect on its financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.

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

4. Property and Equipment

Property and equipment consisted of the following as of September 30:

(In thousands)	Useful Lives	2017	2016

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	3,243	2,514
Total property and equipment, at cost		4,690	3,961
Accumulated depreciation and amortization		(3,776)	(3,350)
Property and equipment, net		$914	$611

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the year ended September 30, 2017 and 2016 was approximately $426,000 and $331,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from September 30, 2015 through September 30, 2017. See Note 13 for details of acquisitions that occurred during the year ended September 30, 2016 and 2017. (thousands)

Goodwill as of September 30, 2015	$8,220
Acquisition of Access	8,316
Acquisition of Paladin	2,054
Goodwill as of September 30, 2016	$18,590
Acquisition of SNI Companies	58,003
Goodwill as of September 30, 2017	$76,593

During the year ended September 30, 2017 and the year ended September 30, 2016 the Company did not record any impairment of goodwill.

Intangible Assets

As of September 30, 2017

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$29,070	$4,601	$24,469
Trade name	8,329	1,115	7,214
Non-compete agreements	4,331	965	3,366

	$41,730	$6,681	$35,049

As of September 30, 2016

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$10,758	$2,662	$8,096
Trade name	2,429	285	2,144
Non-compete agreements	1,061	207	854

	$14,248	$3,154	$11,094

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $3,527,000 and $1,536,000 for the years ended September 30, 2017 and 2016, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of between five and ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $35,049,000, as follows: fiscal 2018 - $5,582,000, fiscal 2019 - $5,586,000, fiscal 2020 - $5,005,000, fiscal 2021 – $4,148,000, fiscal 2022 – $3,469,000 and thereafter - $11,259,000.

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

6. Revolving Credit Facility

On September 27, 2013, the Company (“Borrower”) entered into agreements with ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) (“ACF”) (“Lender”), that provided the Company with long term financing through a six million dollar ($6,000,000) secured revolving note (the “Note”). The Note had a term of three years and has no amortization prior to maturity. The interest rate for the Note was a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus three and one quarter percent (3.25%), (B) the LIBOR Rate plus six and one quarter percent (6.25%), and (C) six and one-half percent (6.50%), with the interest paid on a monthly basis. Loan advances pursuant to the Note are based on the accounts receivable balance and other assets. The Note was secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests. On January 1, 2016, the Company entered into an eighth Amendment and Waiver to the Loan and Security Agreement with ACF to increase the maximum amount of revolving credit under the Amended Loan Agreement from $6,000,000 to $10,000,000. On September 27, 2016, the Company entered into a ninth Amendment and Waiver to the Loan and Security Agreement with ACF. Pursuant to the Amendment, the Lender agreed (i) to decrease the annual Facility Fee (as defined in the Credit Agreement) payable by Borrower on the total Revolving Credit Limit (as defined in the Loan Agreement) to 0.75% , (ii) to allow the Borrower to make certain prepayments of amounts owed under the Amended Loan Agreement and the other loan documents on or prior to September 27, 2018, (iii) to amend the provision regarding liquidated damages payable by Borrower in the event of any early termination of the revolving credit line under the Amended Credit Agreement such that Borrower shall pay liquidated damages to Lender in an amount equal to the Revolving Credit Limit multiplied by (X) two percent (2.00%) if such prepayment, repayment, demand or acceleration occurs prior to September 28, 2017, and (Y) one percent (1.00%) if such prepayment, repayment, demand or acceleration occurs on or after September 28, 2017, (iv) to change the minimum EBITDA (as defined in the Amended Credit Agreement) thresholds required to be maintained by the Company as outlined below (v) to extend the Revolving Credit Termination Date to the earliest to occur of (a) September 27, 2018, (b) the date Lender terminates the Revolving Credit pursuant to the terms of the Amended Credit Agreement, and (c) the date on which repayment of the Revolving Credit, or any portion thereof, becomes immediately due and payable pursuant to the terms of the Amended Loan Agreement, (vi) to amend the definition of EBITDA and (vii) to change the Revolving Credit Rate to a fluctuating rate that, when annualized, is equal to the greatest of (A) the Prime Rate plus one and one half percent (1.50%), (B) the LIBOR Rate plus four and one half percent (4.50%), and (C) four and three quarters percent (4.75%). There were several subsequent amendments to the loan.

At September 30, 2016, the interest rate was 4.75%. This loan was repaid and closed as of April 3, 2017, with the proceeds from the PNC Revolving Credit Facility, as noted below. The Company paid approximately $288,000 in fees and are included in the loss on the extinguishment of debt.

After the close of business on March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC, and certain investment funds managed by MGG. All funds were distributed on April 3, 2017 (the “Closing Date”).

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

On October 2, 2017, the Company, the other borrower entities and guarantor entities named therein (collectively, the “Loan Parties”), PNC, and certain investment funds managed by MGG (collectively the (“Lenders”) entered into a First Amendment and Waiver (the “Amendment”) to the Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 (the “Credit Agreement”) by and among the Loan Parties, and the Lenders.

The Amendment, which was effective as of October 2, 2017, modified the required principal repayment schedule with respect to the Term Loans. The Amendment also modified the ability of the Loan Parties to repay or make other payments with respect to certain other loans that are subordinated in right of payment to the indebtedness under the Credit Agreement.

Pursuant to the Amendment the Lenders also waived any Event of Default arising out of the Loan Parties’ failure to deliver, on or before October 3, 2017, the materials satisfying the requirements of clauses (i) and (ii) of Section 5 of the Waiver to Revolving Credit, Term Loan and Security Agreement, dated as of August 14, 2017, as amended.

Pursuant to the Second Amendment the Borrowers agreed, among other things, to use commercially reasonable efforts to prepay, or cause to be prepaid, $10,000,000 in principal amount of Advances (as defined in the Credit Agreement) outstanding, which amount shall be applied to prepay the Term Loans in accordance with the applicable terms of the Credit Agreement. Any prepayment to the term loan is contingent upon a future financing, non-operational cash flow or excess cash flow as defined in the agreement. The Borrowers also agreed to amend (i) the applicable minimum Fixed Charge Coverage Ratios required to be maintained by the Company as set forth in the Second Amendment, (ii) the minimum EBITA required to be maintained by the Company, as set forth in the Second Amendment and (iii) the maximum senior leverage ratios required to be maintained by the Company, as set forth in the Second Amendment. The Borrowers agreed to pay to the Administrative Agent for the account of the Revolving Lenders, an amendment fee of $364,140, in connection with their execution and delivery of the Second Amendment. Such fee is payable on the earlier of (a) June 30, 2018 and (b) the first date on which all of the Obligations (as defined in the Credit Agreement) are paid in full in cash and the Total Commitment (as defined in the Credit Agreement) of the Lenders is terminated.

The loans under the credit agreement for the period commencing on the Amendment No. 2 Effective Date up to and including May 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.75 to 1.00, an amount equal to 9.75% for Advances consisting of Domestic Rate Loans and 10.75% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.75 to 1.00, an amount equal to 9.00% for Advances consisting of Domestic Rate Loans and 10.00% for Advances consisting of LIBOR Rate Loans.

The loans under the credit agreement for the period commencing on June 1, 2018 up to and including August 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 4.00 to 1.00, an amount equal to 14.00% for Advances consisting of Domestic Rate Loans and 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 4.00 to 1.00, an amount equal to 9.75% for Advances consisting of Domestic Rate Loans and 10.75% for Advances consisting of LIBOR Rate Loans.

The loans under the credit agreement for the period commencing on September 1, 2018 through the remainder of the Term, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.50 to 1.00, an amount equal to 14.00% for Advances consisting of Domestic Rate Loans and 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.50 to 1.00, an amount equal to 9.00% for Advances consisting of Domestic Rate Loans and 10.00% for Advances consisting of LIBOR Rate Loans.

At September 30, 2017, approximately $6,000,000 of the Revolving Credit facility was fixed for a three-month period at an interest of approximately 11.3%.

The Revolving Credit Facility is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

The Revolving Credit Facility has the same covenants as the Term-loan (See note 7).

7. Term-loan

After the close of business on March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC, and certain investment funds managed by MGG. All funds were distributed on April 3, 2017 (the “Closing Date”).

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

Amounts borrowed under the Credit Agreement may be used by the Company to repay existing indebtedness, to partially fund capital expenditures, to fund a portion of the purchase price for the acquisition of all of the issued and outstanding stock of SNI Holdco Inc. pursuant to that certain Agreement and Plan of Merger dated March 31, 2017 (the “Merger Agreement”) (see note 10), to provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders. On the closing date of the Credit Agreement, the Company borrowed $48,750,000 from term-loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316 which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement.

On November 14, 2017, the Company and its subsidiaries, as Borrowers, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto (together with each other Person joined thereto as a guarantor from time to time, collectively, the “Guarantors”, and each a “Guarantor”, and together with the Borrowers, collectively, the “Loan Parties” and each a “Loan Party”), certain lenders which now are or which thereafter become a party thereto that make Revolving Advances thereunder (together with their respective successors and assigns, collectively, the “Revolving Lenders” and each a “Revolving Lender”), the lenders which now are or which thereafter become a party thereto that made or acquire an interest in the Term Loans (together with their respective successors and assigns, collectively, the “Term Loan Lenders” and each a “Term Loan Lender”, and together with the Revolving Lenders, collectively, the “Lenders” and each a “Lender”), MGG, as administrative agent for the Lenders (together with its successors and assigns, in such capacity, the “Administrative Agent”), as collateral agent for the Lenders (together with its successors and assigns, in such capacity, the “Collateral Agent”), and as term loan agent (together with its successors and assigns, in such capacity, the “Term Loan Agent” and together with the Administrative Agent and the Collateral Agent, each an “Agent” and, collectively, the “Agents”), entered into a second amendment (the “Second Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”).

Pursuant to the Second Amendment the Borrowers agreed, among other things, to use commercially reasonable efforts to prepay, or cause to be prepaid, $10,000,000 in principal amount of Advances (as defined in the Credit Agreement) outstanding, which amount shall be applied to prepay the Term Loans in accordance with the applicable terms of the Credit Agreement. Any prepayment to the term loan is contingent upon a future financing, non-operational cash flow or excess cash flow as defined in the agreement. The Borrowers also agreed to amend (i) the applicable minimum Fixed Charge Coverage Ratios required to be maintained by the Company as set forth in the Second Amendment, (ii) the minimum EBITA required to be maintained by the Company, as set forth in the Second Amendment and (iii) the maximum senior leverage ratios required to be maintained by the Company, as set forth in the Second Amendment. The Borrowers agreed to pay to the Administrative Agent for the account of the Revolving Lenders, an amendment fee of $364,140, in connection with their execution and delivery of the Second Amendment. Such fee is payable on the earlier of (a) June 30, 2018 and (b) the first date on which all of the Obligations (as defined in the Credit Agreement) are paid in full in cash and the Total Commitment (as defined in the Credit Agreement) of the Lenders is terminated.

The loans under the credit agreement for the period commencing on the Amendment No. 2 Effective Date up to and including May 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.75 to 1.00, an amount equal to 9.75% for Advances consisting of Domestic Rate Loans and 10.75% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.75 to 1.00, an amount equal to 9.00% for Advances consisting of Domestic Rate Loans and 10.00% for Advances consisting of LIBOR Rate Loans.

The loans under the credit agreement for the period commencing on June 1, 2018 up to and including August 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 4.00 to 1.00, an amount equal to 14.00% for Advances consisting of Domestic Rate Loans and 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 4.00 to 1.00, an amount equal to 9.75% for Advances consisting of Domestic Rate Loans and 10.75% for Advances consisting of LIBOR Rate Loans.

The loans under the credit agreement for the period commencing on September 1, 2018 through the remainder of the Term, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.50 to 1.00, an amount equal to 14.00% for Advances consisting of Domestic Rate Loans and 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.50 to 1.00, an amount equal to 9.00% for Advances consisting of Domestic Rate Loans and 10.00% for Advances consisting of LIBOR Rate Loans.

The Credit Agreement is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

The Term Loans were advanced on the Closing Date and are, with respect to principal, payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: Fiscal year 2018 – $3,636,000, Fiscal year 2019 – $7,728,000, Fiscal year 2020 – $8,337,000 and Fiscal year 2021 - $28,440,000.

The Company shall prepay the outstanding amount of the Term-loans in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018, payable following the delivery to the Agents of the financial statements referred to in the Agreement for such fiscal year but in any event not later than one hundred five (105) days after the end of each such fiscal year (the “Excess Cash Flow Prepayment Date”); provided that (i) if the Specified Term-loan Prepayment Conditions shall not be satisfied on any Excess Cash Flow Prepayment Date, Borrowers shall (A) on the Excess Cash Flow Prepayment Date, pay such portion of the Specified Excess Cash Flow Amount then due for such period that does not cause Borrowers to breach the Specified Term Loan Prepayment Conditions, (B) on the date on which the next Borrowing Base Certificate is due to be delivered to Agents pursuant to the Agreement (the “Borrowing Base Reference Date”), pay the remaining portion of such Specified Excess Cash Flow Amount (or such portion thereof that does not cause Borrowers to breach the Specified Term Loan Prepayment Conditions) and (C) if any Specified Excess Cash Flow Amount for such period remains due and owing after payment of the amount described in preceding clause (ii), on the next Borrowing Base Reference Date and each Borrowing Base Reference Date thereafter, pay such portion of the unpaid Specified Excess Cash Flow Amount that does not cause Borrowers to breach the Specified Term Loan Prepayment Conditions until such Specified Excess Flow Amount then due for such period is paid in full, and (ii) the failure of the Borrowers to make a prepayment of all or any portion of the Specified Excess Cash Flow Amount pursuant the Agreement solely as a result of Borrowers’ failure to satisfy the Specified Term Loan Prepayment Conditions shall not constitute an Event of Default.

The amended Credit Agreement contains certain covenants including the following:

Fixed Charge Coverage Ratio. The Company shall cause to be maintained as of the last day of each fiscal quarter, a Fixed Charge Coverage Ratio for itself and its subsidiaries on a Consolidated Basis of not less the amount set forth in the Credit Agreement of 1.25 to 1.0.

Minimum EBITDA. The Company shall cause to be maintained as of the last day of each fiscal quarter, EBITDA for itself and its subsidiaries on a Consolidated Basis of not less than the amount set forth in the Credit Agreement for each fiscal quarter specified therein, in each case, measured on a trailing four (4) quarter basis as set in the Credit Agreement, which ranges from $11,000,000 to $14,000,000 over the term of the Credit Agreement.

Senior Leverage Ratio. The Company shall cause to be maintained as of the last day of each fiscal quarter, a Senior Leverage Ratio for itself and its subsidiaries on a Consolidated Basis of not greater than the amount set forth in the Credit Agreement for each fiscal quarter, in each case, measured on a trailing four (4) quarter basis as set in the agreement, which ranges from 5.25 to 1.0 to 2.5 to 1.0 over the term of the Credit Agreement.

In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

At September 30, 2017, based on the new amendment, there was no financial covenants. The Company was in compliance with other non-financial covenants.

Balance of:	September 30, 2017
Term loan	$48,141,000
Unamortized debt discount	(2,690,000)
45,451,000
Short term portion of term loan	(3,433,000)
Term loan	$42,018,000

In connection with this both the Credit Agreement (the Revolving Credit Facility and the Term-loan), the Company agreed to pay an original discount fee of approximately $901,300, a closing fee for the term loan of approximately $75,000, a finder’s fee of approximately $1,597,000 and a closing fee for the revolving credit facility of approximately $500,000. The total of the loan fees paid is approximately $3,073,300. The Company has recorded this as a reduction of the term-loan and amortized as interest expense of the term of the loans. During the year ended, September 30, 2017, the Company amortized approximately $492,000 of the debt discount.

8. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company’s employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

9. Subordinated Debt – Convertible and Non - Convertible

On October 2, 2015, the Company issued and sold the Subordinated Note to JAX Legacy – Investment 1, LLC (the “Jax”, “Investor”) pursuant to a Subscription Agreement dated October 2, 2015 between the Company and the Investor (the “Subscription Agreement”) in the amount of $4,185,000. The Subordinated Note was due on October 2, 2018. The Company paid fees of approximately $25,000 and 3,000 shares of common stock to the Investor, valued at approximately $23,000. In addition, the Company had approximately $33,000 of legal fees related to the transaction. Total discount recorded at issuance was approximately $647,000. Total amortization of debt discount for the year ended September 30, 2017 was approximately $107,000, and the remaining $322,000 was written off to loss on extinguishment of debt.

On April 3, 2017, the Company and Jax amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon. The Company agreed to issue to the investors in Jax approximately 77,775 shares of common stock, at a value of approximately $385,000 which was expensed as loss on the extinguishment of debt during the year ended September 30, 2017. On December 13, 2017 the Company issued 133,655 shares of common stock for both the conversion and paid in kind interest through September 30, 2017.

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation (see note 13) a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Credit Agreement requires this loan to be subordinated to PNC and MGG, however the sellers of Access Data Consulting Corporation have not agreed to the subordination.

On October 4, 2017, the Company executed an Amended and Restated Non-Negotiable Promissory Note in favor of William Daniel Dampier and Carol Lee Dampier in the amount of $1,202,405 (the “Note”). This Note amends and, as so amended, restates in its entirety and replaces that certain Subordinated Nonnegotiable Promissory Note dated October 4, 2015, issued by the Company to William Daniel Dampier and Carol Lee Dampier in the original principal amount of $3,000,000. The Company agreed to pay William Daniel Dampier and Carol Lee Dampier 12 equal installments of $107,675, commencing on November 4, 2017 and ending on October 4, 2018. The entire loan is classified as current and subordinate to the senior debt.

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

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the Merger Consideration (see note 10) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Notes. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company to the lenders parties to that certain Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 by and among the Company, the Company’s subsidiaries named as borrowers therein (collectively with the Company, the “Borrowers”), the senior lenders named therein and PNC Bank, National Association, as administrative agent and collateral agent (the “Agent”) for the senior lenders (the “Senior Credit Agreement”), pursuant to those certain Subordination and Intercreditor Agreements, each dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and each of the holders of the 9.5% Notes.

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

Balance as of:	September 30, 2017	September 30, 2016
JAX Legacy debt	$4,185	$4,185
Access Data debt	1,225	2,510
Paladin debt	1,000	-
9.5% convertible debt	12,500	-
JAX Legacy debt discount	-	(429)

Total subordinated debt, convertible and non-convertible	18,910	6,266

Short-term portion of subordinated debt, convertible and non-convertible	(1,225)	(1,285)

Long-term portion of subordinated debt, convertible and non-convertible	$17,685	$4,981

Future minimum payments of subordinated debt will total approximately $18,910,000 as follows: fiscal 2018 - $1,225,000, fiscal 2019 - $0, fiscal 2020 - $1,000,000, fiscal 2021- $0 and fiscal 2022 - $16,685,000.

10. Equity

On October 2, 2015, the Company issued approximately 95,000 shares of common stock to JAX Legacy related to the subordinated note. The stock was valued at approximately $589,000.

On October 4, 2015, the Company issued approximately 328,000 shares of common stock to the sellers of Access Data Consulting Corporation. The Company also agreed if the closing price of the Company’s common stock on the trading day immediately preceding the day on which the Issued Shares are first freely salable under Rule 144 (the “Rule 144 Date”) is less than 90% of the Issue Price, then the Company shall make a one-time adjustment and shall promptly pay to the Sellers, in stock in the form of additional shares of common stock of the Company at the market value on the Rule 144 Date, the difference between the aggregate value of the Issued Shares at the Issue Price and the aggregate value of the Issued Shares at the closing price on the Rule 144 Date.

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

On March 31, 2017, the Company issued approximately 500,000 shares of common stock upon exercise of warrants by two officers and received cash of $1,000,000.

Stock Options

The Company has recognized compensation expense in the amount of approximately $902,000 and $793,000 during the years ended September 30, 2017 and 2016, respectively, related to the issuance of stock options.

During the year ended September 30, 2017, there were options granted to purchase 382,000 shares of common stock with a weighted average price of between $4.02 and $5.94 per common share. This estimated value was made using the Black-Scholes option pricing model and approximated $1,864,000. The stock options vest over a three to five-year period. The average expected life (years) of the options were 10, the estimated stock price volatility was 104% and the risk-free interest rate was 2.2%. At September 30, 2017, there was approximately $2,178,000 of unamortized compensation.

At September 30, 2017, there were exercisable options granted to purchase approximately 408,000 shares of common stock and exercisable warrants to purchase approximately 497,000 shares of common stock.

Warrants

(Number of Warrants in Thousands)	Number of Shares	Exercise Price	Expiration
Outstanding at September 30, 2016	997	$2.92
Warrants exercised	(500)	2.00
Warrants granted	-	-
Outstanding at September 30, 2017	497	$3.84

The weighted average exercise price of outstanding warrants was $3.84 at September 30, 2017 and 2.92 at September 30, 2016, with expiration dates ranging from February 7, 2020 to April 1, 2025.

11. Stock Option Plans

As of September 30, 2017, there were stock options outstanding under the Company’s 1995 Stock Option Plan, Second Amended and Restated 1997 Stock Option Plan, 1999 Stock Option Plan and the 2011 Company Incentive Plan. All four plans were approved by the shareholders. The 1995 Stock Option Plan and the 1999 Stock Option Plan have expired, and no further options may be granted under those plans. During fiscal 2009, the Second Amended and Restated 1997 Stock Option Plan was amended to make an additional 592,000 options available for granting and as of September 30, 2013 there were no shares available for issuance under the Amended and Restated 1997 Stock Option Plan. As of September 30, 2017, there were no shares available for issuance under the 2011 Company Incentive Plan. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2017 and September 30, 2016 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

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

On August 16, 2017 the Stockholders approved an amendment to the Company’s 2013 Incentive Stock Plan to increase the number of shares available for issuance pursuant to awards granted under the Plan from 1,000,000 shares to 4,000,000 shares.

A summary of stock option activity is as follows:

	Year Ended September 30,
(Number of Options in Thousands)	2017	2016

Number of options outstanding:
Beginning of year	568	414
Granted	382	163
Exercised	-	-
Terminated	(42)	(9)

End of year	908	568

Number of options exercisable at end of year	408	230
Number of options available for grant at end of year	3,075	470

Weighted average option prices per share:
Granted during the year	$5.15	$5.17
Exercised during the year	-	-
Terminated during the year	4.38	5.99
Outstanding at end of year	5.11	5.09
Exercisable at end of year	4.79	4.39

Stock options outstanding as of September 30, 2017 were as follows (number of options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Price	Number Exercisable	Weighted Average Price	Average Remaining Life (Years)

Under $5.00	476	$4.00	214	$3.31	8.1
5.01 to 10.00	432	$6.37	154	$6.77	8.0

As of September 30, 2017, the aggregate intrinsic value of outstanding stock options and exercisable stock options was approximately $461,000 and $303,000, respectively.

The average fair value of stock options granted was estimated to be $4.63 per share in fiscal 2017 and $7.00 per share in fiscal 2017 and 2016, respectively. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2017	2016

Expected option life (years)	10	10
Expected stock price volatility	104%	125%
Expected dividend yield	—%	—%
Risk-free interest rate	2.20%	2.20%

Stock-based compensation expense attributable to stock options was $902,000 and $793,000 in 2017 and 2016, respectively. As of September 30, 2017, there was approximately $2,178,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.5 years.

12. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended September 30,
(In Thousands)	2017	2016
Current expense (benefit):
Federal	$-	$-
State	126	3
Total current expense (benefit):	$126	$3

Deferred expense (benefit):
Federal	$(5,549)	$-
State	(595)	-
Total deferred expense (benefit):	$(6,144)	$-

Total income tax expense (benefit):	$(6,018)	$3

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
(In Thousands)	2017	2016
Income at US Statutory Rate	$(2,853)	$400
State Taxes, net of Federal benefit	(633)	56
Tax Credits	(99)
Acquisition Related Costs	476
Statutory Rate Changes	(571)
Valuation Allowance	(2,370)	(456)
Other	32
	$(6,018)	$-

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
(In Thousands)	2017	2016

Net Operating Losses	$8,177	$5,272
Stock Options	881	512
Allowance for Doubtful Accounts	958	67
Accrued & Prepaid Expenses	911	48
TaxCredit Carryforwards	171
Other	-	61
Total Deferred tax assets	$11,098	$5,960
Intangibles	$(10,308)	$(1,952)
Depreciation	(110)	-
Total deferred tax liability	$(10,418)	$(1,952)
Deferred tax asset (liability)	$680	$4,008
Valuation allowance	(1,638)	(4,008)
Net deferred tax asset (liability)	$(958)	$-

As of September 30, 2017, the Company had federal and state net operating loss carryforwards of approximately $21,633,000 and $22,949,000, respectively, which begin to expire in 2028 for federal and 2022 for state purposes.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2017, and 2016, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are strongly influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2017 and 2016.

With the passage of time, the Company will continue to generate additional deferred tax assets and liabilities related to amortization of acquired intangible assets for tax purposes. As goodwill, an indefinite-lived intangible asset, will not be amortized for financial reporting purposes under current accounting standards, any tax amortization related goodwill claimed by the Company in future years will give rise to an increasing deferred tax liability, which will only reverse at the time of a future impairment under current accounting rules or ultimate sale of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance against the Company’s other net deferred tax assets. As a result, the Company’s net deferred tax position at September 30, 2016 and 2017, represents the tax impact of the cumulative tax amortization of goodwill, which is primarily attributable to historical tax deductible goodwill from SNI.

Under Internal Revenue Code 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change”. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2016, and 2017 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2016, and 2017, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from September 30, 2014, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards form those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

13. Acquisitions

Access

On October 4, 2015, the Company entered into a Stock Purchase Agreement (the “Access Data Agreement”) with William Daniel Dampier and Carol Lee Dampier (collectively, the “Sellers”). Pursuant to the terms of the Access Data Agreement the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation (“Access Data”), for a purchase price (the “Purchase Price”) equal to approximately $16,168,000, which includes $600,000 related to a mutual tax election of which $350,000 was paid during the year ended September 30, 2017 and the remaining $150,000 is included in current liabilities.

Paladin

The Company entered into a Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) with Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation (“Paladin”), for a purchase price (the “Purchase Price”) equal to approximately $2,625,000.

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

SNI Companies, led by co-founder and then current Chairman and CEO Ron Smith, is a premier provider of recruitment and staffing services specializing in administrative, finance, accounting, banking, technology, and legal professions. Through its Staffing Now ®, Accounting Now ®, SNI Technology ®, SNI Financial ®, Legal Now ®, SNI Energy ® and SNI Certes ® divisions, SNI Companies delivers staffing solutions on a temporary/contract, temp/contract-to hire, full time and direct hire basis, across a wide range of disciplines and industries including finance, accounting, banking, technical, software, tax, human resources, legal, engineering, construction, manufacturing, natural resources, energy and administrative professional. SNI Companies has offices in Colorado, Connecticut, Washington DC, Georgia, Illinois, Iowa, Louisiana, Maryland, Massachusetts, Minnesota, New Jersey, Pennsylvania, Texas and Virginia.

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

The intangibles were recorded, based on the Company’s estimate of fair value, which consist primarily of customer lists with an estimated life of five to ten years and goodwill. The Company has not finalized the purchase price allocation at September 30, 2017 and subject to change based on the working capital contingency.

(in Thousands)

$12,989	Assets Purchased
32,174	Liabilities Assumed
19,185	Net Liabilities Assumed
66,300	Purchase Price
$85,485	Intangible Asset from Purchase

Intangible asset detail

$18,312	Intangible asset customer list
5,900	Intangible asset trade name
3,270	Intangible asset non-compete agreement
58,003	Goodwill
$85,485	Intangible Asset from Purchase

All goodwill and intangibles related to the acquisition of SNI companies will not be deductible for tax purposes.

Consolidated pro-forma unaudited financial statements

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company, SNI Companies, Inc. and Paladin Consulting, Inc., after giving effect to the Company’s acquisition as if the acquisitions occurred on October 1, 2015.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on October 1, 2015, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the years ended September 30, 2017 and September 30, 2016 as if the acquisition occurred on October 1, 2015. The pro forma results of operations for the years ended September 30, 2016 only include three months of Paladin and twelve months of SNI Companies, as all other acquisitions either occurred prior to October 1, 2015 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $4,100,000 and $107,000 for the years ended September 30, 2016 for the Paladin and SNI acquisitions, respectively. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $2,100,000 for the year ended September 30, 2017 for the SNI acquisition.

(in Thousands, except per share data)

Pro Forma, unaudited	Year Ended September 30, 2017	Year Ended September 30, 2016

Net sales	$189,149	$201,433
Cost of sales	$119,817	$126,708
Operating expenses	$68,794	$66,390
Net income	$(2,670)	$2,679
Basic income per common share	$(0.28)	$0.29
Dilutive income per common share	$(0.28)	$0.28

The proforma results of operations for the years ended September 30, 2017 and September 30, 2016, included approximately $54,170,000 and $113,460,000 of sales, respectively, and approximately $2,606,000 and $1,227,000 of net income, respectively of SNI Companies. The year ended September 30, 2016 included approximately, $4,785,000 of sales and approximately $842,000 of a net income of Paladin.

The Company’s consolidated financial statements for the year ended September 30, 2017 include the actual results of SNI Companies since the date of acquisition and include sales of approximately $49,710,000 and net income of approximately $741,000 for the year ended September 30, 2017. The consolidated financial statements for the years ended September 30, 2017 and September 30, 2016 included sale of approximately $17,572,000 of $14,697,000 of sales and approximately $403,000 and $842,000 of net income.

14. Commitment and Contingencies

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

Rent expense was approximately $2,600,000 and $1,114,000 for the years ended September 30, 2017 and 2016, respectively. As of September 30, 2017, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $7,079,000 as follows: fiscal 2018 - $2,950,000, fiscal 2019 - $2,313,000, fiscal 2020 - $1,219,000, fiscal 2021 - $341,000 fiscal 2022 - $203,000 and thereafter - $53,000.

Working Capital Deposit

The Company retained approximately $1,500,000 of the purchase price, in cash, as a guarantee from the sellers that the SNI Companies would provide a minimum of $9,200,000 of working capital, as defined in the purchase agreement. As of September 30, 2017, the Company and the sellers of the SNI Companies have not agreed to the provided working capital and the amount continues to be retained by the Company.

15. Mezzanine Equity

On April 3, 2017, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal as part of the Merger Consideration, an aggregate of approximately 5,926,000 shares of its no par value, Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the Merger Consideration. The no par value, Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. In the event that the Company declares or pays a dividend or distribution on its Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company or any of its subsidiaries of shares of Common Stock for cash, securities or property, the Company is required to simultaneously declare and pay a dividend on the no par value, Series B Convertible Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all shares had been converted as of immediately prior to the record date of the applicable dividend or distribution. Except as set forth in the Resolution Establishing Series (as defined below) as may be required by Illinois law, the holders of the no par value, Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of no par value, Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the no par value, Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series B Convertible Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

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

16. Segment Data

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

	Fiscal Year Ended
	September 30,
(In Thousands)	2017	2016

Industrial Staffing Services
Industrial services revenue	$24,851	$21,916
Industrial services gross margin	16.5%	13.1%
Operating income	$1,625	$539
Depreciation & amortization	268	280
Accounts receivable – net	3,959	3,145
Intangible assets	691	908
Goodwill	1,084	1,083
Total assets	$9,271	$7,448

Professional Staffing Services
Permanent placement revenue	$14,731	$6,909
Placement services gross margin	100%	100%
Professional services revenue	$95,396	$54,249
Professional services gross margin	27.4%	25.5%
Operating income	$4,275	$4,407
Depreciation and amortization	3,685	1,587
Accounts receivable – net	19,219	8,424
Intangible assets	34,358	10,186
Goodwill	75,509	17,507
Total assets	$132,544	$38,478

Unallocated Expenses
Corporate administrative expenses	$3,285	$1,997
Corporate facility expenses	301	239
Stock option amortization expense	902	792
Board related expenses	38	19
Acquisition, integration and restructuring expenses	2,775	702
Total unallocated expenses	$7,301	$3,749

Consolidated
Total revenue	$134,978	$83,074
Operating (loss) income	(1,401)	1,197
Depreciation and amortization	3,953	1,867
Total accounts receivables – net	23,178	11,569
Intangible assets	35,049	11,094
Goodwill	76,593	18,590
Total assets	$141,815	$45,926

17. Subsequent Events

On December 12, 2017, the Company issued 135,655 shares of common stock, valued at approximately $595,000 as an inducement to change the loan agreement with Jax legacy (“Jax”) note and the accrued interest through September 30, 2017. These shares issued to Jax were not registered under the Securities Act. Jax is an accredited investor. The issuance of these shares to Jax is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

On December 26, 2017, The Company and Mr. Bajalia entered into a written employment agreement with respect to Mr. Bajalia’s service as President of the Company. The Company and Mr. Bajalia have agreed to an initial term of five years and that Mr. Bajalia shall receive a base salary of $270,000 per year, subject to increase, but not decrease, at the discretion of the Board. In addition, the Company and Mr. Bajalia have agreed that (i) Mr. Bajalia shall be eligible to receive an annual bonus of up to 100% of his base salary based on his meeting certain performance based targets and (ii) Mr. Bajalia shall also receive a total of 500,000 shares of restricted stock under the Company’s 2013 Stock Incentive Plan. These shares shall cliff vest 20% per year of service. Mr. Bajalia shall also be eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company and have other benefits provided to executives of the Company.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management excluded the SNI Acquisition from its assessment of internal control over financial reporting as of September 30, 2017 because it was acquired by the Company in fiscal 2017. SNI acquisition is a wholly-owned subsidiary of the Company and represents $99,240,000, $49,710,000 and $741,000 of the Company's consolidated total assets, total revenue and net income (loss) as of and for the year ended September 30, 2017.

Item 9B. Other Information.

On December 26, 2017, The Company and Mr. Bajalia entered into a written employment agreement with respect to Mr. Bajalia’s service as President of the Company. The Company and Mr. Bajalia have agreed to an initial term of five years and that Mr. Bajalia shall receive a base salary of $270,000 per year, subject to increase, but not decrease, at the discretion of the Board. In addition, the Company and Mr. Bajalia have agreed that (i) Mr. Bajalia shall be eligible to receive an annual bonus of up to 100% of his base salary based on his meeting certain performance based targets and (ii) Mr. Bajalia shall also receive a total of 500,000 shares of restricted stock under the Company’s 2013 Stock Incentive Plan. These shares shall cliff vest 20% per year of service. Mr. Bajalia shall also be eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company and have other benefits provided to executives of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company as of December 19, 2017 are as follows:

Name	Age	Position
Derek Dewan	62	Chief Executive Officer, Chairman of the Board
Alex Stuckey	51	Chief Administrative Officer
Andrew J. Norstrud	44	Chief Financial Officer
George A. Bajalia	60	President and Director
William M. Isaac (1)(3)	73	Director
Dr. Arthur B. Laffer (1)(2)(3)	77	Director
Peter J. Tanous (1)(2)	79	Director
Thomas C. Williams (1)(2)(3)	58	Director
Ronald R. Smith	65	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

Derek Dewan – Chief Executive Officer, Chairman of the Board

Mr. Dewan, former Chairman and Chief Executive Officer (CEO) of Scribe Solutions, Inc. was elected Chairman of the Board of Directors and CEO of the Company effective April 1, 2015. Mr. Dewan was previously Chairman and CEO of MPS Group, Inc. In January 1994, Mr. Dewan joined AccuStaff Incorporated, MPS Group’s predecessor, as President and Chief Executive Officer, and took that company public in August 1994. Under Mr. Dewan’s leadership the company became a Fortune 1000 world-class, global multi-billion-dollar staffing services provider through significant organic growth and strategic acquisitions. MPS Group grew to include a vast network of offices in the United States, Canada, the United Kingdom, Continental Europe, Asia and Australia. MPS Group experienced many years of continued success during Mr. Dewan’s tenure and he led successful secondary stock offerings of $110 million and $370 million. The company was on the Wall Street Journal’s “top performing stock list” for three consecutive years and included in the Standard and Poor’s (S&P) Mid-Cap 400. In 2009, Mr. Dewan was instrumental in the sale of MPS Group to the largest staffing company in the world, Adecco Group, for $1.3 billion.

Alex Stuckey - Chief Administrative Officer

Mr. Stuckey became the Company’s Chief Administrative Officer April 6, 2017. Mr. Stuckey joined the Company in April 2015 as its Chief Operating Officer and President and served in those positions until April 10, 2017. Mr. Stuckey was the President and Chief Operating Officer of Scribe Solutions, Inc. Prior to joining Scribe, Mr. Stuckey was the founder and Chief Executive Officer of Fire Fighters Equipment Co. Mr. Stuckey led that company from a start up to a multi-million-dollar enterprise with substantial net profits through both organic and acquisition growth. At Fire Fighters, Mr. Stuckey developed unique marketing strategies, which were revolutionary to the industry. His efforts led to a successful stock sale of Fire Fighters to Cintas. Stuckey also has extensive experience in banking and finance, which he obtained after a successful career at Barnett Bank as a special assets officer. Mr. Stuckey graduated from Florida State University with a bachelor’s in Entrepreneurship and Business Enterprises.

Andrew J. Norstrud – Chief Financial Officer

Mr. Norstrud joined the Company in March 2013 as CFO and served as CEO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of the Company from March 7, 2014 until August 16, 2017. Prior to joining the Company, Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

George A. Bajalia – President and Director

Mr. Bajalia became the Company’s President on April 6, 2017. Mr. Bajalia joined the Company as a director in January 2015. Mr. Bajalia has over 30 years of business experience, with financial, operational and management expertise in many industries including the staffing industry. Since 2001, Bajalia has provided consulting, advisory and interim management services to executive management, boards, business owners and private equity firms. He has assisted them with implementing their growth and working capital strategies, turnarounds, recapitalizations and strategic objectives.

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

William M. Isaac – Director

Mr. Isaac joined the Company as a director in June 2015. A former Chairman of the Federal Deposit Insurance Corporation (“FDIC”), he has significant experience as a director on boards of directors of several public and private companies, including publicly traded (NYSE) staffing giant MPS Group, Inc., which was sold to the largest staffing firm in the world, Adecco Group for $1.3 billion in 2009. Mr. Isaac is presently a senior managing director of FTI Consulting, Inc. (“FTI”).

Mr. Isaac has extensive experience in business, finance and governance. In 1986, he founded The Secura Group, a leading financial institutions consulting firm and operated the business until it was acquired by FTI in 2011. Prior to forming Secura, Mr. Isaac headed the FDIC during the banking crisis of the 1980s, serving under Presidents Carter and Reagan from 1978 through 1985. Mr. Isaac currently serves as a member of the board of TSYS, a leading worldwide payments system processing company, and is the former Chairman of Fifth Third Bancorp, one of the nation’s leading banking companies. Also, Isaac is a former member of the boards of Trans Union Corporation; The Associates prior to its sale to Citigroup and Amex Centurion Bank. He is involved extensively in thought leadership relating to the financial services industry. Mr. Isaac is the author of Senseless Panic: How Washington Failed America with a foreword by legendary former Federal Reserve Chairman Paul Volcker. Senseless Panic provides an inside account of the banking and S&L crises of the 1980s and compares that period to the financial crisis of 2008-2009. Mr. Isaac’s articles are published in the Wall Street Journal, Washington Post, New York Times, American Banker, Forbes, Financial Times, Washington Times, and other leading publications. He also appears regularly on television and radio, testifies before Congress, and is a frequent speaker before audiences throughout the world.

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

Ronald Smith - Director

Mr Smith has served as a director since August 16, 2017. Mr. Smith co-founded SNI and was the Chairman and CEO until March 31, 2017. Mr. Smith is a seasoned staffing executive with over 40 years’ experience in the industry. Smith previously worked for a large international staffing and recruiting firm where he ultimately owned six franchises. After selling his franchises to a large international staffing and recruiting firm in 1988, Smith was promoted to Regional Manager and integrated 20 locations for a large international staffing and recruiting firm.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended September 30, 2017 and 2016, its directors and officers, and greater than 10% beneficial owners, other than Mr. Smith, have complied with all Section 16(a) filing.

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

The Board of Directors does not have a lead independent director. The Board of Directors provides overall risk oversight for the Company as part of its normal, ongoing responsibilities. It receives reports from Mr. Dewan, Mr. Bajalia and other members of senior management on a periodic basis on areas of risk facing the Company. In addition, Board of Directors committees oversee specific elements of risk or potential risk.

Director Independence

The Board of Directors has determined that each director, other than Mr. Dewan, Mr. Smith and Mr. Bajalia, is an independent director under the listing standards of the NYSE MKT. In addition, the Board of Directors has determined that each current member of the Audit Committee meets the additional independence criteria required for audit committee membership under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

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

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met one time during fiscal 2017.

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

The Nominating Committee is presently composed of three non-employee, independent directors: Thomas C. Williams (Chairman), Dr. Arthur B. Laffer, and William Issac.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is available on the Company’s website. A copy of the Nominating Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 21, 2011, Annual Meeting of Shareholders.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met four times during fiscal 2017.

The Audit Committee is presently composed of four non-employee, independent directors: Peter J. Tanous (Chairman), Dr. Arthur B. Laffer, Thomas C. William and William M. Isaac. Peter J. Tanous was appointed by the Board of Directors as the Chairman of the Audit Committee in July of 2016. The Board of Directors has determined that Mr. Williams, Dr. Laffer, Mr. Tanous and Mr. Isaac are all considered an “audit committee financial expert” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is available on the Company’s website. A copy of the Audit Committee Charter is attached to the form 10-Q filed with the SEC on February 16, 2016.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants, but has not done so. The Compensation Committee met one time during fiscal 2017.

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

The Compensation Committee is presently composed of three non-employee, independent directors: Dr. Arthur B. Laffer (Chairman), Peter Tanous and Thomas C. Williams.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is not available on the Company’s website. A copy the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 28, 2010, Annual Meeting of Shareholders.

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of managements acquisitions and only after the Committee has determined an acquisition qualifies is the acquisition presented to the entire board for approval. The Mergers and Acquisition Committee has the authority to retain compensation consultants, but has not done so. The Mergers and Acquisition Committee met twice during fiscal 2017.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan (1) Chief Executive Officer	2017	300,000							300,000
	2016	130,000							130,000

Alex Stuckey (2) Chief Administrative Officer	2017	184,000	10,000						194,000
	2016	174,000							174,000

George Bajalia (4) President	2017	145,000							135,000

Andrew Norstrud (3)	2017	250,000	100,000	––	––	––			350,000
Chief Financial Officer and Treasurer	2016	246,000	0						246,000

(1) Mr. Dewan was appointed as Chairman of the Board of Directors and the Chief Executive Officer of the Company on April 1, 2015.

(2) Mr. Stuckey became the President and Chief Operating Officer on April 1, 2015, resigned these positions and accepted the appointment to Chief Administrative Officer as of April 10, 2017.

(3) Mr. Norstrud has served as Chief Financial Officer of the Company since March 2013.

(4) Mr. Bajalia was appointed as President as of April 10, 2017.

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

Derek Dewan: On August 12, 2016, the Company entered an employment agreement with Derek Dewan (the “Dewan Employment Agreement”). The Dewan Employment Agreement provides for a five-year term ending on August 15, 2021, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1 year automatic extension clause if there is no notice by the Company of termination. Mr. Dewan received a starting base salary at the rate of $300,000 per year which can be adjusted by the Compensation Committee. Mr. Dewan is entitled to receive an annual bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee. The Dewan Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions.

George Bajalia: The Company and Mr. Bajalia have entered into a written employment agreement with respect to Mr. Bajalia’s service as President of the Company. The Company and Mr. Bajalia have agreed to an initial term of five years and that Mr. Bajalia shall receive a base salary of $270,000 per year, subject to increase, but not decrease, at the discretion of the Board. In addition, the Company and Mr. Bajalia have agreed that (i) Mr. Bajalia shall be eligible to receive an annual bonus of up to 100% of his base salary based on his meeting certain performance based targets and (ii) Mr. Bajalia shall also receive a total of 500,000 shares of restricted stock under the Company’s 2013 Stock Incentive Plan. These shares shall cliff vest 20% per year of service. Mr. Bajalia shall also be eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company and have other benefits provided to executives of the Company for the year ended September 30, 2017 there was no bonus or shares owed or earned.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 10 - Stock Option Plans” in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers during fiscal 2017 and 2016 were at option prices that were equal to the market price on the date of grant, had vesting dates three years or less after the date of grant, and had expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Derek Dewan, Chief Executive Officer
Alex Stuckey, Chief Administrative Officer
Andrew Norstrud,	20,000		-	2.50	1/27/2024	-	-	-	-
Chief Financial Officer and Treasurer	100,000			3.50	3/04/2024
	20,000	10,000		7.00	7/24/2025

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k)-retirement plan in which all full-time employees may participate after one year of service.

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

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2017:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)

George Bajalia	$37,500	-	-

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in “Note 10 - Stock Option Plans” in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 28, 2017 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

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

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all voting securities shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table below is care of GEE Group inc. 184 Shuman Blvd, Suite 420, Naperville, Illinois 60563.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Directors and Executive Officers
Derek Dewan	443,266	(2)	4.41%
Andrew J. Norstrud	145,000	(3)	1.43%
Dr. Arthur Laffer	93,571	(4)	0.93%
Thomas Williams	55,000	(5)	0.55%
Peter Tanous	14,000	(6)	0.14%
William Isaac	42,500	(7)	0.42%
George A. Bajalia	48,571	(8)	0.48%
Ronald Smith	4,434,169	(10)	44.28%
Alex Stuckey	1,808,936	(9)	18.00%
Current directors and executive officers as a group (9 individuals)	7,085,013		68.60%
5% or Greater Holders
Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July 2010	655,042	(11)	6.54%

(1)	Based on 10,012,847 shares issued and outstanding as of December 28, 2017.

(2)

Represents 404,630 shares of common stock that Mr. Dewan owns independently. The remaining 38,636 shares can be acquired by Mr. Dewan upon the exercise of 38,636 common stock purchase warrants of the Company, at an exercise price of $2.00 per share. Mr. Dewan beneficially owns 443,266 shares and has sole voting and dispositive power over the shares.

(3)

Represents (i) 5,000 shares of Common Stock, and (ii) 150,000 shares of Common Stock issuable upon the exercise of stock options approximately 140,000 are currently exercisable and included in the ownership table.

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

39

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

(9)

Represents 134,637 shares of common stock that Mr. Stuckey owns independently. Mr. Stuckey owns 1,637,663 shares of common stock from the conversion of 320,000 shares of the Company’s Series A Convertible Preferred Stock. The remaining 38,636 Shares can be acquired by Mr. Stuckey upon the exercise of 38,636 common stock purchase warrants of the Company, at an exercise price of $2.00 per share. Mr. Stuckey beneficially owns 2,076,234 shares of common stock and has sole voting and dispositive power over the shares.

(10)	Represents 4,434,169 shares of Series B Convertible Preferred Stock, which can be converted into 4,434,169 share of common stock of the Company.

(11)

Ms. Brittany M. Dewan is the trustee of the Derek E. Dewan Irrevocable Living Trust II Dated the 27th of July 2010. Ms. Dewan has the sole voting power and sole dispositive power over the 655,042 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is responsible to make independence determinations annually with the assistance of the Nominating Committee. Such independence determinations are made by reference to the independence standard under the definition of “independent director” under the NYSE MKT Listed Company Manual. Our Board of Directors has affirmatively determined that William Isaac, Dr. Arthur B. Laffer, Peter Tanous, and Thomas C. Williams satisfy the independence standards under the NYSE MKT Listed Company Manual.

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

Related Party Transactions

Other than as disclosed below, except for the Norstrud Employment Agreement, the Dewan Employment Agreement and the Bajalia Employment Agreement described in “Executive Compensation” there have been no transactions since October 1, 2015, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

The Company entered into the Merger Agreement as of March 31, 2017 and consummated the Merger on April 3, 2017. Mr. Ronald R. Smith, a former stockholder of SNIH and a member of the Company’s Board of Directors received $1,879,127 and 4,424,169 shares of Series B Convertible Preferred Stock as Merger Consideration for his shares of SNIH. Mr. Smith also serves as the Stockholder Representative for the former SNIH Stockholders. Pursuant to the Merger Agreement, the Company has agreed to reimburse Mr. Smith for up to $500,000 in expenses he may incur in his role as Stockholder Representative.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2017 and 2016. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2017 and 2016:

	Fiscal 2017	Fiscal 2016

Audit fees	$200,000	$163,000
Audit-related fees	63,000	143,000
Tax fees	—	—
All other fees	—	—

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

2.04

Agreement and Plan of Merger dated as of March 31, 2017 by and among GEE Group, Inc., an Illinois corporation, GEE Group Portfolio, Inc., a Delaware corporation, SNI Holdco Inc., a Delaware corporation, Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society, Madison Capital Funding, LLC, a Delaware limited liability company and Ronald R. Smith, in his capacity as a stockholder and Ronald R. Smith in his capacity as the representative of the SNIH Stockholders. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

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

42

3.07

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 14, 2016

3.08	Statement of Resolution Establishing Series of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

4.01

Rights Agreement dated as of February 4, 2000, between GEE Group Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

4.02

Amendment No. 1 to Rights Agreement, dated as of March 30, 2009, by and between GEE Group Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 31, 2009, Commission File No. 1-05707.

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

4.05

Form of Contingent Promissory Note issuable by the Company. to Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016

4.06

Form of Subordinated Promissory Note dated January 20, 2017 issued by GEE Group, Inc. to Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

4.07

Form of 10% Convertible Subordinated Note dated April 3, 2017 from GEE Group, Inc. to JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

4.08	Form of 9.5% Convertible Subordinated Note due October 3, 2021. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

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

43

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

10.21

Account Purchase Agreement dated as December 14, 2010 by and between Wells Fargo Bank, National Association and Triad Personnel Services, Inc., the Company,.jpgS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc. d/b/a Triad Temporaries (the “Account Purchase Agreement”).  Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, Commission File No. 001-05707.

44

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

45

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

10.43

Loan and Security agreement and between Keltic Financial Partners II, LLP and GEE Group Inc., Triad Personnel Services, Inc.,.jpgS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the “Loan Agreement”).  Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K filed with the Commission on January 13, 2014.

10.44

Second Amendment to Loan and Security agreement and between ACF FINCO I LP (successor-in-interest to Keltic Financial Partners II, LP) and GEE Group Inc., Triad Personnel Services, Inc.,.jpgS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the “Loan Agreement”). Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2014.

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

10.49

Stock Exchange Agreement by and between GEE Group Inc., Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually. Incorporated by reference to Appendix B of Schedule 14C filed on March 6, 2015.

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

46

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

10.56

Stock Purchase Agreement dated as of January 1, 2016 by and among GEE Group Inc., Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016

10.57

Eighth Amendment, Consent and Waiver dated as of January 1, 2016 (the "Amendment") to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the Borrowers named therein, Access Data, Paladin and ACF FINCO I LP, as Lender Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2016

10.58

Form of Amended and Restated Revolving Credit Note dated as of January 1, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2016

10.59	Employment Agreement dated August 12, 2016 between the Company and Derek Dewan. Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016

10.60

Ninth Amendment, Consent and Waiver dated as of September 27, 2016 to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the other borrowers’ parties thereto and ACF FINCO I LP, as Lender Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2016

10.61	Form of Amended and Restated Revolving Credit Note dated as of September 27, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2016

10.62

Reaffirmation Agreement dated as of September 27, 2016 by and among the Company, the other borrowers parties thereto and ACF FINCO LLP, as Lender. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2016

10.63

Addendum No. 1 dated January 20, 2017 to the Stock Purchase Agreement dated as of January 1, 2016 by and among GEE Group. Inc. and Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

10.64

Tenth Amendment, Consent and Waiver dated as of January 1, 2016 (the “Amendment”) to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the Borrowers named therein and ACF FINCO I LP, as Lender. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

10.65

Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group, Inc., (“Parent”) ”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto and PNC Bank, National Association (“PNC”), as administrative agent and collateral agent for certain investment funds managed by MGG Investment Group LP (“MGG”). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

47

10.66

Subordination and Intercreditor Agreement dated as of March 31, 2017 by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein , Jax Legacy-Investment 1, LLC , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.67

Subordination and Intercreditor Agreement dated as of March 31, 2017 by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein , Madison Capital Funding LLC , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. ”). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.68

Subordination and Intercreditor Agreement dated as of March 31, 2017 by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein , Peter Langlois , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.69

Subordination and Intercreditor Agreement dated as of March 31, 2017 by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein , Maurice R. Harrison IV , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.70

Subordination and Intercreditor Agreement dated as of March 31, 2017 by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein , Thrivent Financial for Lutherans , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.71

Subordination and Intercreditor Agreement dated as of March 31, 2017 by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein , Shane Parr , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.72

Subordination and Intercreditor Agreement dated as of March 31, 2017 by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein , Vincent Lombardo , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.73

Agreement dated as of April 3, 2017 by and between GEE Group, Inc., an Illinois Corporation and Thrivent Financial for Lutherans, a Wisconsin Corporation organized as a fraternal benefits society. Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

48

10.74

Waiver to the Revolving Credit, Term Loan and Security Agreement dated as of August 31, 2017, by and among GEE Group, Inc., and its subsidiaries as a “Borrower” and PNC Bank, National Association, as administrative agent and collateral agent for certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 1, 2017.

10.75

First Amendment, dated as of October 2, 2017, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, PNC Bank, National Association and certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 5, 2017.

10.76

Amended and Restated Non-Negotiable Promissory Note dated October 4, 2017 from GEE Group, Inc. to William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 5, 2017.

10.77

Second Amendment, dated as of November 14, 2017, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 17, 2017.

10.78	Employment Agreement, dated as of December 26, 2017, by and between GEE Group Inc., and George Bajalia.

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

______________

* Management contract or compensatory plan or arrangement.

49

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

Date: December 28, 2017	By:	/s/ Derek Dewan
Derek Dewan Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 28, 2017	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 28, 2017	By:	/s/ George A. Bajalia
George A. Bajalia
President

Date: December 28, 2017	By:	/s/ William M. Isaac
William M. Isaac, Director

Date: December 28, 2017	By:	/s/ Dr. Arthur B. Laffer
Dr. Arthur B. Laffer, Director

Date: December 28, 2017	By:	/s/ Peter J. Tanous
Peter J. Tanous, Director

Date: December 28, 2017	By:	/s/ Thomas C. Williams
Thomas C. Williams, Director

Date: December 28, 2017	By:	/s/ Ronald Smith
Ronald Smith, Director

50