Form 10-Q
period 2017-12-31
GEE Group Inc.
filed 2018-02-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of February 14, 2018 was 10,444,567

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2017

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's annual report on Form 10-K for the year ended September 30, 2017, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	December 31,	September 30,
	2017	2017

ASSETS
CURRENT ASSETS:
Cash	$3,480	$2,785
Accounts receivable, less allowances (December - $1,659 and September - $1,712)	22,669	23,178
Other current assets	1,399	3,014
Total current assets	27,548	28,977
Property and equipment, net	945	914
Other long-term assets	282	282
Goodwill	76,593	76,593
Intangible assets, net	33,653	35,049
TOTAL ASSETS	$139,021	$141,815
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$10,000	$7,904
Acquisition deposit for working capital guarantee	1,500	1,500
Accrued interest	1,995	2,175
Accounts payable	2,073	3,243
Accrued compensation	6,127	7,394
Other current liabilities	223	515
Short-term portion of subordinated debt	1,013	1,225
Short-term portion of term-note, net of discount	3,987	3,433
Total current liabilities	26,918	27,389
Deferred rent	120	334
Deferred taxes	930	958
Term-loan, net of debt discounts	40,844	42,018
Subordinated debt	1,000	1,000
Subordinated convertible debt	16,685	16,685
Other long-term liabilities	31	35
Total long-term liabilities	59,610	61,030

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - 5,926
Preferred series A stock - 160 authorized; issued and outstanding - none	-	-
Preferred series B stock - 5,950 authorized; issued and outstanding - 5,926
Liquidation value of the preferred series B stock is approximately $28,800	29,333	29,333
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 10,015
shares at December 31, 2017 and 9,879 shares at September 30, 2017, respectively	-	-
Additional paid in capital	40,405	39,517
Accumulated deficit	(17,245)	(15,454)
Total shareholders' equity	23,160	24,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$139,021	$141,815

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2017	2016

NET REVENUES:
Contract staffing services	$39,461	$19,856
Direct hire placement services	5,771	1,150
NET REVENUES	45,232	21,006

Cost of contract services	29,458	15,563
GROSS PROFIT	15,774	5,443

Selling, general and administrative expenses	12,766	4,495
Acquisition, integration and restructuring expenses	40	23
Depreciation expense	97	79
Amortization of intangible assets	1,396	369
INCOME FROM OPERATIONS	1,475	477
Interest expense	(3,294)	(360)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(1,819)	117
Provision for income tax	28	(66)
NET INCOME (LOSS)	$(1,791)	$51
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,791)	$51

BASIC INCOME (LOSS) PER SHARE	$(0.18)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	9,905	9,379
DILUTED INCOME (LOSS) PER SHARE	$(0.18)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	9,905	9,925

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(In Thousands)

				Total
	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity

Balance, September 30, 2016	9,379	$37,615	$(13,082)	$24,533

Amortization of stock option expense	-	902	-	902

Exercise of stock warrants	500	1,000	-	1,000

Net loss	-	-	(2,372)	(2,372)

Balance, September 30, 2017	9,879	39,517	(15,454)	24,063

Amortization of stock option expense	-	293	-	293

Issuance of stock for interest	136	595	-	595

Net loss	-	-	(1,791)	(1,791)

Balance, December 31, 2017	10,015	$40,405	$(17,245)	$23,160

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Three Months Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,791)	$51
Adjustments to reconcile (net loss) net income to cash used in operating activities:
Depreciation and amortization	1,493	448
Stock option expense	293	194
Provision for doubtful accounts	(53)	-
Amortization of debt discount and non cash extinguishment of debt	192	54
Changes in operating assets and liabilities -
Accounts receivable	562	(1,008)
Accrued interest	(178)	-
Accounts payable	(577)	(666)
Accrued compensation	(1,267)	(262)
Other current items, net	1,295	476
Long-term liabilities	(218)	17
Net cash used in operating activities	(249)	(696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(128)	(17)
Acquisition payments, net of cash acquired	-	(50)
Net cash used in investing activities	(128)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on the debt related to acquisitions	(212)	(1,089)
Payments on senior debt	(812)	-
Payments on capital lease	-	(5)
Net proceeds from revolving credit	2,096	1,522
Net cash provided by financing activities	1,072	428

Net change in cash	695	(335)

Cash at beginning of period	2,785	2,528

Cash at end of period	$3,480	$2,193

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$2,699	$294
Cash paid for taxes	$-	$-
Non-cash financing activities
Stock paid for interest on subordinated notes	$210	$-
Stock paid for fees in connection with subordinated note	$385	$-

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017 as filed on December 28, 2017.

Liquidity

The Company has experienced significant losses and negative cash flows from operations in the past. Management has implemented a strategy which includes cost reduction efforts, consolidation of certain back office activities to gain efficiencies as well as identifying strategic acquisitions, financed primarily through the issuance of preferred and common stock and convertible debt, to improve the overall profitability and cash flows of the Company.

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

On October 2, 2017, the Company, the other borrower entities and guarantor entities named therein (collectively, the “Loan Parties”), PNC, and certain investment funds managed by MGG (collectively the “Lenders”) entered into a First Amendment and Waiver (the “Amendment”) to the Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 (the “Credit Agreement”) by and among the Loan Parties and the Lenders.

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

At December 31, 2017, approximately $8,000,000 of the Revolving Credit facility was fixed for a three-month period at an interest of approximately 11.3%.

At December 31, 2017, the Company had approximately $5,800,000 available on the Revolving Credit facility.

The Company was in compliance with the newly amended financial covenants of the loan for December 31, 2017, the first measurement date under the Amendment.

As of December 31, 2017, the Company had cash of approximately $3,480,000, which was an increase of approximately $695,000 from approximately $2,785,000 at September 30, 2017. Working capital at December 31, 2017 was approximately $630,000, as compared to working capital of approximately $1,588,000 for September 30, 2017. The net loss for the three months ended December 31, 2017, was approximately $1,791,000.

At December 31, 2017 there was approximately $999,000 of accrued interest that was payable with the Company’s common stock.

On January 4, 2018, the Company issued approximately 41,000 shares of common stock to JAX Legacy related to the accrued interest of approximately $105,000 on the subordinated note.

On January 4, 2018, the Company issued approximately 280,602 shares of common stock to the SNI Sellers related to accrued interest of approximately $894,000 on the subordinated note.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $625,000 and $90,000 for the three-month period ended December 31, 2017 and 2016 respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable and were approximately $911,000 as of December 31, 2017 and $997,000 as of September 30, 2017, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 2017 and September 30, 2017, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $1,659,000 is considered necessary as of December 31, 2017 and $1,712,000 at September 30, 2017, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes the $911,000 reserve for permanent placement falloffs considered necessary as of December 31, 2017 and $997,000 as of September 30, 2017, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three-months ended December 31, 2017 and 2016.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. Common share equivalents of approximately 546,118 was included in the computation of diluted earnings per share for the three months ended December 31, 2016. There were approximately 10,274,000 and 475,100 of common stock equivalents excluded for the three months ended December 31, 2017 and December 31, 2016, respectively because their effect is anti-dilutive.

Advertising Expenses

Most of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three months ended December 31, 2017 and 2016, included in selling, general and administrative expenses was advertising expense totaling approximately $599,000 and $288,000, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the three months ended December 31, 2017 and 2016.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2017 and September 30, 2017, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three months ended December 31, 2016 to conform to the current year presentation. There is no effect on assets, liabilities, equity or net income.

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

3. Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The new standard is effective for the Company beginning October 1, 2018. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

In November 2015, the FASB issued authoritative guidance which changes how deferred taxes are classified on a company’s balance sheet. The new guidance eliminates the current requirement for companies to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as noncurrent. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. Except for balance sheet classification requirements related to deferred tax assets and liabilities, the Company does not expect this guidance to have an effect on its financial statements. The adoption of this guidance had no material effect on the Company as of December 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance had no effect on the Company as of December 31, 2017.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	Useful Lives	December 31, 2017	September 30, 2017
(In thousands)

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	3,371	3,243
Total property and equipment, at cost		4,818	4,690
Accumulated depreciation and amortization		(3,873)	(3,776)
Property and equipment, net		$945	$914

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three- month periods ended December 31, 2017 and 2016 was approximately $97,000 and $79,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from September 2016 through December 31, 2017. See Note 12 for details of acquisitions that occurred during the year ended September 30, 2017. (in thousands)

Goodwill as of September 30, 2016	$18,590
Acquisition of SNI Companies	58,003
Goodwill as of September 30, 2017	$76,593
Goodwill as of December 31, 2017	$76,593

During the three months ended December 31, 2017 and the year ended September 30, 2017 the Company did not record any impairment of goodwill.

Intangible Assets

As of December 31, 2017

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$29,070	$5,314	$23,756
Trade Name	8,329	1,473	6,856
Non-Compete Agreements	4,331	1,290	3,041
	$41,730	$8,077	$33,653

As of September 30, 2017

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$29,070	$4,601	$24,469
Trade Name	8,329	1,115	7,214
Non-Compete Agreements	4,331	965	3,366
	$41,730	$6,681	$35,049

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $1,396,000 and $369,000 for the three-months ended December 31, 2017 and 2016, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $33,653,000, as follows: fiscal 2018 - $4,186,000, fiscal 2019 - $5,586,000, fiscal 2020 - $5,005,000, fiscal 2021 - $4,148,000, fiscal 2022 - $3,469,000 and thereafter - $11,259,000.

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

At December 31, 2017, approximately $8,000,000 of the Revolving Credit facility was fixed for a three-month period at an interest of approximately 11.3%.

At December 31, 2017, the Company had approximately $5,800,000 available on the Revolving Credit facility.

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

Amounts borrowed under the Credit Agreement may be used by the Company to repay existing indebtedness, to partially fund capital expenditures, to fund a portion of the purchase price for the acquisition of all of the issued and outstanding stock of SNI Holdco Inc. pursuant to that certain Agreement and Plan of Merger dated March 31, 2017 (the “Merger Agreement”) (see note 12), to provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders. On the closing date of the Credit Agreement, the Company borrowed $48,750,000 from term-loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316 which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement.

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

The Company was in compliance with the non-financial covenants and with the newly amended financial covenants of the loan for December 31, 2017, the first measurement date under the Amendment.

Balance of:	December 31, 2017	September 30, 2017
(In thousands)
Term loan	$47,328	$48,141
Unamortized debt discount	(2,497)	(2,690)
	44,831	45,451
Short term portion of term loan	(3,987)	(3,433)
Term loan	$40,844	$42,018

In connection with the Credit Agreement (the Revolving Credit Facility and the Term-loan), the Company agreed to pay an original discount fee of approximately $901,300, a closing fee for the term loan of approximately $75,000, a finder’s fee of approximately $1,597,000 and a closing fee for the revolving credit facility of approximately $500,000. The total of the loan fees paid is approximately $3,073,300. The Company has recorded this as a reduction of the term-loan and amortized as interest expense over the term of the loans. During the period ended, December 31, 2017, the Company amortized approximately $192,000 of the debt discount.

8. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

9. Subordinated Debt – Convertible and Non-Convertible

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

On April 3, 2017, the Company and Jax amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon. The Company agreed to issue to the investors in Jax approximately 77,775 shares of common stock, at a value of approximately $385,000 which was expensed as loss on the extinguishment of debt during the year ended September 30, 2017. On December 13, 2017 the Company issued 135,655 shares of common stock for both the conversion and paid in kind interest through September 30, 2017.

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Credit Agreement requires this loan to be subordinated to PNC and MGG, however the sellers of Access Data Consulting Corporation have not agreed to the subordination.

On October 4, 2017, the Company executed an Amended and Restated Non-Negotiable Promissory Note in favor of William Daniel Dampier and Carol Lee Dampier (sellers of Access Data Consulting Corporation) in the amount of $1,202,405 (the “Note”). This Note amends and, as so amended, restates in its entirety and replaces that certain Subordinated Nonnegotiable Promissory Note dated October 4, 2015, issued by the Company to William Daniel Dampier and Carol Lee Dampier in the original principal amount of $3,000,000. The Company agreed to pay William Daniel Dampier and Carol Lee Dampier 12 equal installments of $107,675, commencing on November 4, 2017 and ending on October 4, 2018. The entire loan is classified as current and subordinate to the senior debt.

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

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the Merger Consideration (see note 12) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Notes. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company to the lenders parties to that certain Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 by and among the Company, the Company’s subsidiaries named as borrowers therein (collectively with the Company, the “Borrowers”), the senior lenders named therein and PNC Bank, National Association, as administrative agent and collateral agent (the “Agent”) for the senior lenders (the “Senior Credit Agreement”), pursuant to those certain Subordination and Intercreditor Agreements, each dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and each of the holders of the 9.5% Notes.

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

Balance as of:	December 31, 2017	September 30, 2017
(In thousands)
JAX Legacy debt	$4,185	$4,185
Access Data debt	1,013	1,225
Paladin debt	1,000	1,000
9.5% convertible debt	12,500	12,500

Total subordinated debt, convertible and non-convertible	18,698	18,910

Short-term portion of subordinated debt, convertible and non-convertible	(1,013)	(1,225)

Long-term portion of subordinated debt, convertible and non-convertible	$17,685	$17,685

Future minimum payments of subordinated debt will total approximately $18,698,000 as follows: fiscal 2018 - $1,013,000, fiscal 2019 - $0, fiscal 2020 - $1,000,000, fiscal 2021- $0 and fiscal 2022 - $16,685,000.

10. Equity

On March 31, 2017, the Company issued approximately 500,000 shares of common stock upon exercise of warrants by two officers and received cash of $1,000,000.

On November 27, 2017, the Company issued approximately 135,655 shares of common stock to JAX Legacy related to the amendment and restatement of the Subordinated Note and the interest through October 4, 2017, of approximately $553,000.

On January 4, 2018, the Company issued approximately 41,000 shares of common stock to JAX Legacy related to the interest on the Subordinated Note through January 4, 2018, of approximately $105,000.

On January 4, 2018, the Company issued approximately 280,602 shares of common stock to the SNI Sellers related to the accrued interest of approximately $894,000 on the Subordinated Note through January 4, 2018.

On January 25, 2018, the Company issued approximately 110,083 shares of common stock to a SNI Sellers for the conversion of approximately 110,083 shares of series B preferred shares.

At December 31, 2017, there were exercisable options granted to purchase approximately 497,000 shares of common stock and exercisable warrants to purchase approximately 497,000 shares of common stock.

Warrants

(Number of Warrants in Thousands)	Number of Shares	Exercise Price	Expiration
Outstanding at September 30, 2017	497	$3.84
Warrants exercised	-	-
Warrants granted	-	-
Outstanding at December 31, 2017	497	$3.84

The weighted average exercise price of outstanding warrants was $3.84 at December 31, 2017 and September 30, 2017, with expiration dates ranging from February 7, 2020 to April 1, 2025.

Stock Options

The Company has recognized compensation expense in the amount of approximately $293,000 and $194,000 during the three months ended December 31, 2017 and 2016, respectively, related to the issuance of stock options.

During the three-month period ended December 31, 2017, there were options granted to purchase 120,000 shares of common stock with a weighted average price of approximately $2.80 per common share. This estimated value was made using the Black-Scholes option pricing model and approximated $305,000. The stock options vest over a period between a one to a four-year period. The average expected life (years) of the options were 10 years, the estimated stock price volatility was 104% and the risk-free interest rate was 2.2%. At December 31, 2017, there was approximately $2,083,000 of unamortized compensation.

At December 31, 2017, there were exercisable options granted to purchase approximately 497,000 shares of common stock and exercisable warrants to purchase approximately 375,000 shares of common stock.

11. Income Tax

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The following table presents the provision for income taxes and our effective tax rate for the three months ended December 31, 2017 and 2016:

	Three Months Ended, December 31,
	2017	2016
Provision for Income Taxes	(28)	66
Effective Tax Rate	2%	56%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended December 31, 2017 is lower than the statutory tax rate primarily due to a tax provision for state income taxes and an increase in the deferred tax liability related to indefinite lived assets being offset by a discrete tax benefit recorded for the impact from the US Tax Reform. The tax provision for the three months ended December 31, 2017 includes discrete tax benefit totaling $0.4 million relating to the US Tax Reform.

Our effective tax rate for the three months ended December 31, 2016 was higher than the statutory rate primarily due to change in valuation allowance.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” ("US Tax Reform"). The US Tax Reform provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the US Tax Reform will be effective during our fiscal year ending September 30, 2018 with all provisions of the US Tax Reform effective as of the beginning of our fiscal year ending September 30, 2019. As the US Tax Reform was enacted after our year end of September 30, 2017, it had no impact on our fiscal 2017 financial results. The US Tax Reform contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the US Tax Reform lowers the US corporate income tax rate to 21% from that date and beyond. We estimate that the revaluation of our US deferred tax assets and liabilities to the 21% corporate tax rate will reduce our net deferred tax liability by approximately $0.4 million and is reflected as a tax benefit in our results for the quarter ending December 31, 2017.

Although we believe we have accounted for the parts of the US Tax Reform that will have the most significant impact on our financials, the ultimate impact of the US Tax Reform on our reported results in 2018 may differ from the estimates provided herein, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the US Tax Reform different from that presently contemplated.

12. Acquisitions

SNI

The Company entered into an Agreement and Plan of Merger dated as of March 31, 2017 (the “Merger Agreement”) by and among the Company, GEE Group Portfolio, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, (“GEE Portfolio”), SNI Holdco Inc., a Delaware corporation (“SNIH”), Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society (“Thrivent”), Madison Capital Funding, LLC, a Delaware limited liability company (“Madison”) and Ronald R. Smith, in his capacity as a stockholder (“Mr. Smith” and collectively with Smith Holdings, LLC, Thrivent and Madison, the “Principal Stockholders”) and Ronald R. Smith in his capacity as the representative of the SNIH Stockholders (“Stockholders’ Representative”). As a result of the merger, GEE Portfolio became the owner of 100% of the outstanding capital stock of SNI Companies, Inc., a Delaware corporation and a wholly-owned subsidiary of SNI Holdco (“SNI Companies” and collectively with SNI Holdco, the “Acquired Companies”). The aggregate consideration paid for the shares of SNI Holdco (the “Merger Consideration”) was approximately $66,300,000.

Consolidated pro-forma unaudited financial statements

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and SNI Companies, Inc., after giving effect to the Company’s acquisition as if the acquisition occurred on April 3, 2017.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on October 1, 2016, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended December 31, 2016 as if the acquisition occurred on October 1, 2016. The pro forma results of operations for the three months ended December 31, 2016 only include SNI Companies, as all other acquisitions either occurred prior to October 1, 2016 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $1,000,000 for the three months ended December 31, 2016 for the SNI acquisition.

(in Thousands, except per share data)

Pro Forma, unaudited	Three Months Ended December 31, 2016

Net sales	$48,601
Cost of sales	$31,324
Operating expenses	$15,693
Net loss	$(364)
Basic income per common share	$0.04
Dilutive income per common share	$0.04

The proforma results of operations for the three months ended December 31, 2016, included approximately $27,595,000 of sales, and approximately $376,000 of net income, respectively of SNI Companies.

The Company's consolidated financial statements for the three months ended December 31, 2017 include the actual results of all acquisitions.

13. Commitments and Contingencies

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

Rent expense was approximately $873,000 and $272,000 for the three-month periods ended December 31, 2017 and 2016, respectively. As of December 31, 2017, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $6,277,000 as follows: fiscal 2018 - $2,132,000, fiscal 2019 - $2,329,000, fiscal 2020 - $1,219,000, fiscal 2021 - $341,000 fiscal 2022 - $203,000 and thereafter - $53,000.

Working Capital Deposit

The Company retained approximately $1,500,000 of the purchase price, in cash, as a guarantee from the sellers of the SNI Companies that would provide a minimum of $9,200,000 of working capital, as defined in the purchase agreement. As of December 31, 2017, the Company and the sellers of the SNI Companies have not agreed to the provided working capital and the amount continues to be retained by the Company.

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

	Three Months Ended
	December 31,
(In Thousands)	2017	2016

Industrial Staffing Services
Industrial services revenue	$5,872	$5,981
Industrial services gross margin	15.6%	16.4%
Operating income	$253	$340
Depreciation & amortization	66	73
Accounts receivable – net	3,521	3,497
Intangible assets	637	854
Goodwill	519	1,084
Total assets	$4,177	$7,629

Professional Staffing Services
Permanent placement revenue	$5,771	$1,150
Placement services gross margin	100%	100%
Professional services revenue	$33,589	$13,875
Professional services gross margin	27.0%	23.9%
Operating income	$2,477	$1,048
Depreciation and amortization	1,427	375
Accounts receivable – net	19,148	9,080
Intangible assets	33,016	9,871
Goodwill	76,074	17,506
Total assets	$134,844	$38,631

Unallocated Expenses
Corporate administrative expenses	$817	$601
Corporate facility expenses	105	74
Stock option amortization expense	293	194
Board related expenses	-	19
Acquisition, integration and restructuring expenses	40	23
Total unallocated expenses	$1,255	$911

Consolidated
Total revenue	$45,232	$21,006
Operating income	1,475	477
Depreciation and amortization	1,493	448
Total accounts receivables – net	22,669	12,577
Intangible assets	33,653	10,725
Goodwill	76,593	18,590
Total assets	$139,021	$46,260

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Inc., Triad Personnel Services and Triad Staffing. As of December 31, 2017, we operated forty-four branch offices in downtown or suburban areas of major U.S. cities in sixteen states. We have one office located in each of Arizona, Connecticut, Georgia, Iowa, Maryland, Minnesota, Pennsylvania, Washington DC and Virginia, two offices in New Jersey, four offices in Colorado, Massachusetts, Illinois and Texas, seven offices in Ohio and ten offices in Florida.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended December 31,
(In thousands)	2017	2016	$ change	% change
Direct hire placement services	$5,771	$1,150	$4,621	402%
Professional contract services	33,589	13,875	19,714	142
Industrial contract services	5,872	5,981	(109)	(2)
Consolidated Net Revenues	$45,232	$21,006	$24,226	115%

Consolidated net revenues increased approximately $24,226,000 or 115% compared with the same period last year. The Company acquired SNI as of March 31, 2017, which increased the direct hire placement services by approximately $4,315,000 and increased professional contract services by approximately $19,945,000. Direct hire placement services excluding SNI is down as the total number of recruiters and sales professionals are down in the Company, however management does expect to increase hiring in the following quarter. Industrial contract services remained consistent with only a slight decrease during the three months ended December 31, 2017. Executive management has started to hire additional national sales force that can be serviced by the expanded geographical service area.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three-month period ended December 31, 2017 increased by approximately 89% to approximately $29,458,000 compared with the prior period of approximately $15,563,000. The increase includes approximately $14,245,000 in cost of contract services related to SNI. The Cost of contract services, as a percentage of contract revenue, for the three-month period ended December 31, 2017 decreased approximately 9% to 65% compared with the prior period of approximately 74%. The change in the contract revenue gross margin is related to several factors, including the increased permanent placement services from SNI, improved gross margins in industrial contract services and overall improved gross margins in the professional contract services.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	December 31, 2017	December 31, 2016
Direct hire placement services	100%	100%
Industrial contract services	15.6%	16.4%
Professional contract services	27.0%	23.9%
Combined Gross Profit Margin % (1)	34.9%	25.9%

______________

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

Selling, general and administrative expenses for the three months ended December 31, 2017 increased by approximately $8,271,000 or approximately 184% compared to the same period last year. The increase was primarily related to the inclusion of selling, general and administrative expenses of SNI following the acquisition by the Company. Management continues efforts to reduce general and administrative expenses as the Company consolidates the back office and can capitalize on the Company’s growth.

Amortization Expense

Amortization expense for the three months ended December 31, 2017, increased $1,027,000, or 278% compared with the prior period, primarily as a result of the acquisition of SNI in April 2017 and the related amortization of their identified intangible assets.

Interest Expense

Interest expense for the three months ended December 31, 2017, increased by approximately $2,934,000 or 815% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the three months ended December 31, 2017	For the three months ended December 31, 2016
Cash flows used in operating activities	$(249)	$(696)
Cash flows used in investing activities	$(128)	$(67)
Cash flows provided by financing activities	$1,072	$428

As of December 31, 2017, the Company had cash of approximately $3,480,000, which was an increase of approximately $695,000 from approximately $2,785,000 at September 30, 2017. Working capital at December 31, 2017 was approximately $630,000, as compared to working capital of approximately $1,588,000 for September 30, 2017. The net loss for the three months ended December 31, 2017, was approximately $1,791,000.

At December 31, 2017 there was approximately $999,000 of accrued interest that was payable with the Company’s common stock, which was settled in stock on January 9, 2018.

Net cash used in operating activities for the three months ended December 31, 2017 and 2016 was approximately $(249,000) and $(696,000), respectively. The fluctuation is due to the significant loss from operations, increase in accrued interest, increase in accounts payable, decrease in accrued compensation, account receivable and increase in other current assets for the quarter ended December 31, 2017 and offset by non-cash related expense for depreciation, amortization and stock compensation.

Net cash used in investing activities for the three months ended December 31, 2017 and 2016 was approximately $(128,000) and $(67,000), respectively. The primary use of cash was for acquisition of furniture and equipment for new offices.

Net cash flows provided by financing activities for the three months ended December 31, 2017 was approximately $1,072,000 compared to approximately $428,000 in the three months ended December 31, 2016. Fluctuations in financing activities are attributable to the net borrowings of the revolving credit facility, offset by payment of debt.

All of the Company's office facilities are leased. As of December 31, 2017, future minimum lease payments under non-cancelable lease commitments having initial terms more than one year, including closed offices, totaled approximately $6,277,000.

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

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Credit Agreement requires this loan to be subordinated to PNC and MGG, however the sellers of Access Data Consulting Corporation have not agreed to the subordination.

On October 4, 2017, the Company executed an Amended and Restated Non-Negotiable Promissory Note in favor of William Daniel Dampier and Carol Lee Dampier (sellers of Access Data Consulting Corporation) in the amount of $1,202,405 (the “Note”). This Note amends and, as so amended, restates in its entirety and replaces that certain Subordinated Nonnegotiable Promissory Note dated October 4, 2015, issued by the Company to William Daniel Dampier and Carol Lee Dampier in the original principal amount of $3,000,000. The Company agreed to pay William Daniel Dampier and Carol Lee Dampier 12 equal installments of $107,675, commencing on November 4, 2017 and ending on October 4, 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2017, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's first quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as a part of Part I of this report:

Exhibit No.	Description of Exhibit

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEE GROUP INC.
(Registrant)

Date: February 14, 2018	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)

