Form 10-Q
period 2018-03-31
GEE Group Inc.
filed 2018-05-15
CIK 40570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of May 15, 2018 was 10,607,750.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2018

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	March 31,	September 30,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$2,938	$2,785
Accounts receivable, less allowances (March - $1,047 and September - $1,712)	20,598	23,178
Other current assets	1,772	3,014
Total current assets	25,308	28,977
Property and equipment, net	918	914
Other long-term assets	19	282
Goodwill	76,593	76,593
Intangible assets, net	32,259	35,049
TOTAL ASSETS	$135,097	$141,815

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$9,900	$7,904
Acquisition deposit for working capital guarantee	1,500	1,500
Accrued interest	1,151	2,175
Accounts payable	2,043	3,243
Accrued compensation	4,426	7,394
Other current liabilities	340	515
Short-term portion of subordinated debt	721	1,225
Short-term portion of term-note, net of discount	6,187	3,433
Total current liabilities	26,268	27,389
Deferred rent	238	334
Deferred taxes	1,596	958
Term-loan, net of debt discounts	38,336	42,018
Subordinated debt	1,000	1,000
Subordinated convertible debt	16,685	16,685
Other long-term liabilities	24	35
Total long-term liabilities	57,879	61,030

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares; issued and outstanding - 5,926
Preferred series A stock - 160 authorized; issued and outstanding - none	-	-
Preferred series B stock - 5,950 authorized; issued and outstanding - 5,816 and 5,926 at March 31, 2018 and September 30, 2017, respectively
Liquidation value of the preferred series B stock is approximately $28,265 and $28,800 at March 31, 2018 and September 30, 2017, respectively	28,788	29,333
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 10,446
shares at March 31, 2018 and 9,879 shares at September 30, 2017, respectively	-	-
Additional paid in capital	42,285	39,517
Accumulated deficit	(20,123)	(15,454)
Total shareholders' equity	22,162	24,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$135,097	$141,815

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

NET REVENUES:
Contract staffing services	$34,520	$20,090	$73,981	$39,946
Direct hire placement services	5,337	1,459	11,108	2,609
NET REVENUES	39,857	21,549	85,089	42,555

Cost of contract services	26,231	15,894	55,689	31,457
GROSS PROFIT	13,626	5,655	29,400	11,098

Selling, general and administrative expenses	11,938	4,811	24,704	9,306
Acquisition, integration and restructuring expenses	181	77	221	100
Depreciation expense	98	71	195	150
Amortization of intangible assets	1,394	369	2,790	738
INCOME FROM OPERATIONS	15	327	1,490	804
Interest expense	(2,199)	(392)	(5,493)	(752)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(2,184)	(65)	(4,003)	52
Provision for income tax	(694)	(64)	(666)	(130)
NET LOSS	$(2,878)	$(129)	$(4,669)	$(78)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,878)	$(129)	$(4,669)	$(78)

BASIC INCOME (LOSS) PER SHARE	$(0.28)	$(0.01)	$(0.46)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	10,426	9,384	10,165	9,382

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

				Total
	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity

Balance, September 30, 2016	9,379	$37,615	$(13,082)	$24,533

Amortization of stock option expense	-	902	-	902

Exercise of stock warrants	500	1,000	-	1,000

Net loss	-	-	(2,372)	(2,372)

Balance, September 30, 2017	9,879	39,517	(15,454)	24,063

Amortization of stock option expense	-	629	-	629

Issuance of stock for interest	457	1,594	-	1,594

Conversion of Preferred B stock to common stock	110	545	-	545

Net loss	-	-	(4,669)	(4,669)

Balance, March 31, 2018	10,446	$42,285	$(20,123)	$22,162

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Six Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,669)	$(78)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,985	888
Stock option expense	629	385
Provision for doubtful accounts	(602)	-
Deferred income taxes	668	-
Amortization of debt discount and non cash extinguishment of debt	384	107
Changes in operating assets and liabilities -
Accounts receivable	3,182	(1,530)
Accrued interest	(23)	-
Accounts payable	(607)	(961)
Accrued compensation	(2,968)	165
Other current items, net	1,039	756
Long-term liabilities	154	(13)
Net cash provided by (used in) operating activities	172	(281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(199)	(66)
Acquisition payments, net of cash acquired	-	(470)
Net cash used in investing activities	(199)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on the debt related to acquisitions	(504)	(1,153)
Payments on senior debt	(1,312)	-
Proceeds from exercise of stock warrants	-	1,000
Payments on capital lease	-	(11)
Net proceeds from short-term debt	-	15
Net proceeds from revolving credit	1,996	-
Net cash provided by (used in) financing activities	180	(149)

Net change in cash	153	(966)

Cash at beginning of period	2,785	2,528

Cash at end of period	$2,938	$1,562

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$4,547	$656
Cash paid for taxes	$-	$130
Non-cash financing activities
Stock paid for interest on subordinated note	$1,209	$-
Stock paid for fees in connection with subordinated note	$385	$-
Conversion of Preferred B stock to common stock	$545	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

GEE Group Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of permanent and temporary professional, industrial and physician assistant staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing for our clients and provide temporary staffing services for our commercial clients.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017 as filed on December 28, 2017.

Liquidity

The Company experienced significant net losses for it most recent fiscal year ended September 30, 2017, and for the first six-months of 2018. Management has implemented a strategy which includes cost reduction efforts, consolidation of certain back office activities to gain efficiencies as well as identifying strategic acquisitions, financed primarily through the issuance of preferred and common stock and convertible debt, to improve the overall profitability and cash flows of the Company.

As explained more fully in Note 6, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) after the close of business on March 31, 2017. Under the terms of the Credit Agreement, the Company may borrow up to $73,750,000 consisting of a four-year term loan in the principal amount of $48,750,000 and revolving loans in a maximum amount up to the lesser of (i) $25,000,000 or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on March 31, 2021.

On April 3, 2017, the Company borrowed $48,750,000 from term-loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316, which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement. Amounts borrowed under the Credit Agreement also may be used by the Company to partially fund capital expenditures, provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders.

As of March 31, 2018, the Company had cash of approximately $2,938,000, which was an increase of approximately $153,000 from approximately $2,785,000 at September 30, 2017. Negative working capital at March 31, 2018 was approximately $960,000, as compared to working capital of approximately $1,588,000 for September 30, 2017. The net loss for the six months ended March 31, 2018, was approximately $4,669,000.

Management believes that the future cash flow from operations and the availability under the Revolving Credit Facility will provide sufficient liquidity for the next 12 months.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $933,000 and $125,000 for the six-month period ended March 31, 2018 and 2017 respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable and were approximately $491,000 as of March 31, 2018 and $997,000 as of September 30, 2017, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At March 31, 2018 and September 30, 2017, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $1,047,000 is considered necessary as of March 31, 2018 and $1,712,000 at September 30, 2017, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes the $491,000 reserve for permanent placement falloffs considered necessary as of March 31, 2018 and $997,000 as of September 30, 2017, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six-months ended March 31, 2018 and 2017.

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

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

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 10,319,000 and 1,038,602 of common stock equivalents excluded for the six months ended March 31, 2018 and 2017 because their effect is anti-dilutive, respectively. There were approximately 10,364,000 and 1,053,421 of common stock equivalents excluded for the three months ended March 31, 2018 and 2017, because their effect is anti-dilutive, respectively.

Advertising Expenses

Most of the Company's advertising expense budget is used to support the Company's business. Most of the advertisements are in print or internet media, with expenses recorded as they are incurred. For the three and six months ended March 31, 2018 and 2017, included in selling, general and administrative expenses was advertising expense totaling approximately $566,000 and $1,165,000, and approximately $216,000 and $504,000, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the six months ended March 31, 2018 and 2017.

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

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three and six months ended March 31, 2017 to conform to the current year presentation. There is no effect on assets, liabilities, equity or net income.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

(In thousands)	Useful Lives	March 31, 2018	September 30, 2017

Computer software	5 years	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	2 to 10 years	3,442	3,243
Total property and equipment, at cost		4,889	4,690
Accumulated depreciation and amortization		(3,971)	(3,776)
Property and equipment, net		$918	$914

Leasehold improvements are amortized over the term of the lease.

Depreciation expense for the three and six-month periods ended March 31, 2018 and 2017 was approximately $98,000 and $195,000, and approximately $71,000 and $150,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from September 2016 through March 31, 2018. See Note 11 for details of acquisitions that occurred during the year ended September 30, 2017 (in thousands).

Goodwill as of September 30, 2016	$18,590
Acquisition of SNI Companies	58,003
Goodwill as of September 30, 2017	$76,593
Goodwill as of March 31, 2018	$76,593

During the six months ended March 31, 2018 and the year ended September 30, 2017 the Company did not record any impairment of goodwill.

Intangible Assets

As of March 31, 2018

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$29,070	$6,028	$23,042
Trade Name	8,329	1,827	6,502
Non-Compete Agreements	4,331	1,616	2,715
	$41,730	$9,471	$32,259

As of September 30, 2017

(In Thousands)	Cost	Accumulated Amortization	Net Book Value

Customer Relationships	$29,070	$4,601	$24,469
Trade Name	8,329	1,115	7,214
Non-Compete Agreements	4,331	965	3,366
	$41,730	$6,681	$35,049

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $1,394,000 and $2,790,000 and $369,000 and $738,000 for the three and six months ended March 31, 2018 and 2017, respectively.

The trade names are amortized on a straight – line basis over the estimated useful life of ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically five years. Over the next five years and thereafter, annual amortization expense for these finite life intangible assets will total approximately $32,259,000, as follows: fiscal 2018 - $2,792,000, fiscal 2019 - $5,586,000, fiscal 2020 - $5,005,000, fiscal 2021 - $4,148,000, fiscal 2022 - $3,469,000 and thereafter - $11,259,000.

Long-lived assets, including purchased intangibles subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly evaluates whether events and circumstances have occurred that indicate possible impairment and relies on a number of factors, including operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

6. Revolving Credit Facility and Term Loan

Revolving Credit, Term Loan and Security Agreement

After the close of business on March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC, and certain investment funds managed by MGG. Initial funds were distributed on April 3, 2017 (the “Closing Date”) to repay existing indebtedness, pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of the SNI Companies.

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

On August 31, 2017, the Company entered into a Consent to Extension of Waiver to the Credit Agreement (the “Waiver”). Under the terms of the Waiver, the Lenders and the Agents agreed to extend to October 3, 2017 the deadline by which the Company must deliver updated financial information satisfactory to the lenders in order to amend the financial covenant levels, execute a fully executed amendment to the Credit Agreement, and any other terms and conditions required by the lenders in their sole discretion. Additionally, the Company paid a $73,500 consent fee to the Agents for the pro rata benefit of the lenders, in connection with the Waiver.

On August 31, 2017, an additional waiver to the Credit Agreement (“Additional Waiver”), pursuant to which the due date for the Company to deliver the subordination agreement and an amended subordinated note, executed by one of the Company’s subordinated lenders was extended from August 31, 2017 to October 3, 2017, was also obtained.

On October 2, 2017, the Company, the other borrower entities and guarantor entities named therein (collectively, the “Loan Parties”), PNC, and certain investment funds managed by MGG (collectively the (“Lenders”) entered into a First Amendment and Waiver (the “First Amendment”) to the Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 (the “Credit Agreement”) by and among the Loan Parties, and the Lenders.

The First Amendment, which was effective as of October 2, 2017, modified the required principal repayment schedule with respect to the Term Loans. The Amendment also modified the ability of the Loan Parties to repay or make other payments with respect to certain other loans that are subordinated in right of payment to the indebtedness under the Credit Agreement.

Pursuant to the First Amendment the Lenders also waived any Event of Default arising out of the Loan Parties’ failure to deliver, on or before October 3, 2017, the materials satisfying the requirements of clauses (i) and (ii) of Section 5 of the Waiver to Revolving Credit, Term Loan and Security Agreement, dated as of August 14, 2017, as amended.

On November 14, 2017, the Company and its subsidiaries, as Borrowers, entered into a second amendment (the “Second Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”).

Pursuant to the Second Amendment the Borrowers agreed, among other things, to use commercially reasonable efforts to prepay, or cause to be prepaid, $10,000,000 in principal amount of Advances (as defined in the Credit Agreement) outstanding, which amount shall be applied to prepay the Term Loans in accordance with the applicable terms of the Credit Agreement. Any prepayment to the term loan is contingent upon a future financing, non-operational cash flow or excess cash flow as defined in the agreement. The Company also agreed to certain amendments to the loan covenants required to be maintained and agreed to pay to the Administrative Agent for the account of the Revolving Lenders, an amendment fee of $364,140, in connection with their execution and delivery of the Second Amendment. Such fee is payable on the earlier of June 30, 2018, or the first date on which all of the obligations are paid in full in cash and the Credit Agreement is terminated.

Revolving Credit Facility

At March 31, 2018, the Company had $9,900,000 in outstanding borrowings under the Revolving Credit Facility, of which approximately $8,000,000 was fixed for a three-month period at an interest of approximately 10.75%.

As of March 31, 2018, the Company had approximately $3,400,000 available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all of the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

At March 31, 2018 and September 30, 2017, the Company had outstanding balances under its Term Loan, as follows (in thousands):

	March 31, 2018	September 30, 2017
Term loan	$46,828	$48,141
Unamortized debt discount	(2,305)	(2,690)
	44,523	45,451
Short term portion of term loan	(6,187)	(3,433)
Term loan	$38,336	$42,018

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: Fiscal year 2018 – $2,323,000, Fiscal year 2019 – $7,728,000, Fiscal year 2020 – $8,337,000 and Fiscal year 2021 - $28,440,000.

The Company also is required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018.

The Credit Agreement contains certain covenants applicable to both the Revolving Credit Facility and Term Loan. At March 31, 2018, the Company did not meet its financial loan covenants and has obtained a temporary waiver from its lenders. Although there can be no absolute assurance, management believes that the conditions that led to the inability to achieve compliance with the financial covenants of the Credit Agreement as of March 31, 2018, improving and continues to believe that the Company will return to compliance with applicable future financial covenants.

In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

The loans under the Credit Agreement for the period commencing on the Second Amendment Effective Date up to and including May 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.75 to 1.00, an amount equal to 9.75% for Advances consisting of Domestic Rate Loans and 10.75% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.75 to 1.00, an amount equal to 9.00% for Advances consisting of Domestic Rate Loans and 10.00% for Advances consisting of LIBOR Rate Loans.

Commencing on June 1, 2018 up to and including August 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 4.00 to 1.00, interest on the loans is payable in an amount equal to 14.00% for Advances consisting of Domestic Rate Loans and 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 4.00 to 1.00, interest is payable in an amount equal to 9.75% for Advances consisting of Domestic Rate Loans and 10.75% for Advances consisting of LIBOR Rate Loans.

Commencing on September 1, 2018 through the remainder of the Term, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.50 to 1.00, interest on the loans is payable in an amount equal to 14.00% for Advances consisting of Domestic Rate Loans and 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.50 to 1.00, interest is payable in an amount equal to 9.00% for Advances consisting of Domestic Rate Loans and 10.00% for Advances consisting of LIBOR Rate Loans.

Loan Fees and Amortization

In connection with the Credit Agreement, the Company agreed to pay an original discount fee of approximately $901,300, a closing fee for the term loan of approximately $75,000, a finder’s fee of approximately $1,597,000 and a closing fee for the revolving credit facility of approximately $500,000. The total of the loan fees paid is approximately $3,073,300. The Company has recorded this as a reduction of the term-loan and amortized as interest expense over the term of the loans. During the period ended, March 31, 2018, the Company amortized approximately $384,000 of the debt discount.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

8. Subordinated Debt – Convertible and Non-Convertible

At March 31, 2018 and September 30, 2017, the Company had outstanding balances under its Convertible and Non-convertible Subordinated Debt agreements, as follows (in thousands):

	March 31, 2018	September 30, 2017

10% Convertible Subordinated Note	$4,185	$4,185
Amended and Restated Non-negotiable promissory note	721	1,225
Subordinated Promissory Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500

Total subordinated debt, convertible and non-convertible	18,406	18,910

Short-term portion of subordinated debt, convertible and non-convertible	(721)	(1,225)

Long-term portion of subordinated debt, convertible and non-convertible	$17,685	$17,685

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to Jax Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the amount of $4,185,000, and which was scheduled to become due on October 2, 2018.

On April 3, 2017, the Company and JAX Legacy amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon. The Company agreed to issue to the investors in JAX Legacy approximately 77,775 shares of common stock, at a value of approximately $385,000 which was expensed as loss on the extinguishment of debt during the year ended September 30, 2017.

On December 13, 2017, the Company issued 135,655 shares of common stock for both the conversion and paid in kind interest through September 30, 2017.

On January 4, 2018, the Company issued approximately 41,000 shares of common stock to JAX Legacy related to the interest on the subordinated note through January 4, 2018. The stock was valued at approximately $105,000.

On April 4, 2018, the Company issued approximately 42,500 shares of common stock to JAX Legacy related to the interest on the subordinated note through January 4, 2018. The stock was valued at approximately $105,000.

Total discount recorded at issuance of the original Jax subordinated note payable was approximately $647,000. Total amortization of debt discount for the year ended September 30, 2017 was approximately $107,000, and the remaining $322,000 was written off to loss on extinguishment of debt upon amendment and restatement resulting in the 10% Note.

Amended and Restated Non-Negotiable Promissory Note

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

Subordinated Promissory Note

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

9.5% Convertible Subordinated Notes

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the Merger Consideration (see note 11) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Convertible Subordinated Notes (the “9.5% Notes”). The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company to the lenders parties to that certain Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 by and among the Company, the Company’s subsidiaries named as borrowers therein (collectively with the Company, the “Borrowers”), the senior lenders named therein and PNC Bank, National Association, as administrative agent and collateral agent (the “Agent”) for the senior lenders (the “Senior Credit Agreement”), pursuant to those certain Subordination and Inter-creditor Agreements, each dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and each of the holders of the 9.5% Notes.

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

Future minimum payments of subordinated debt will total approximately $18,406,000 as follows: fiscal 2018 - $615,000, fiscal 2019 - $106,000, fiscal 2020 - $1,000,000, fiscal 2021- $0 and fiscal 2022 - $16,685,000.

9. Equity

On March 31, 2017, the Company issued approximately 500,000 shares of common stock upon exercise of warrants by two officers and received cash of $1,000,000.

On November 27, 2017, the Company issued approximately 135,655 shares of common stock to JAX Legacy related to the conversion of the subordinated note and the interest through October 4, 2017. The stock was valued at approximately $595,000.

On January 4, 2018, the Company issued approximately 41,000 shares of common stock to JAX Legacy related to the interest on the subordinated note through January 4, 2018. The stock was valued at approximately $105,000.

On January 4, 2018, the Company issued approximately 280,602 shares of common stock to the SNI Sellers related to the accrued interest of approximately $894,000 on the subordinated note through January 4, 2018.

On January 25, 2018, the Company issued approximately 110,083 shares of common stock to a SNI Sellers for the conversion of approximately 110,083 shares of series B preferred shares.

On April 4, 2018, the Company issued approximately 120,654 shares of common stock to the SNI Sellers related to the accrued interest of approximately $297,000 on the subordinated note through April 4, 2018.

On April 4, 2018, the Company issued approximately 42,529 shares of common stock to JAX Legacy related to the interest on the subordinated note through April 4, 2018. The stock was valued at approximately $105,000.

Stock Options and Warrants

The Company has recognized compensation expense in the amount of approximately $629,000 and $385,000 during the six months ended March 31, 2018 and 2017, respectively, related to the issuance of stock options. The Company has recognized compensation expense in the amount of approximately $336,000 and $191,000 during the three months ended March 31, 2018 and 2017, respectively, related to the issuance of stock options.

During the six-month period ended March 31, 2018, there were options granted to purchase 200,000 shares of common stock with a weighted average price of approximately $2.79 per common share. This estimated value was made using the Black-Scholes Merton option pricing model and approximated $508,500. The stock options vest over a period between a one to a four-year period. The average expected life (years) of the options were 10 years, the estimated stock price volatility was 104% and the risk-free interest rate was 2.2%. At March 31, 2018, there was approximately $2,268,000 of unamortized compensation.

At March 31, 2018, there were exercisable options outstanding to purchase approximately 434,100 shares of common stock and exercisable warrants to purchase approximately 497,000 shares of common stock. At March 31, 2018, there were stock options outstanding to purchase approximately 1,160,300 shares of common stock.

10. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and six months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended, March 31,
	2018	2017
Provision for Income Taxes	694	64
Effective Tax Rate	-32%	-99%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended March 31, 2018 is higher than the statutory tax rate primarily due to a tax provision for state income taxes and an increase in the deferred tax liability related to indefinite lived assets.

Our effective tax rate for the three months ended March 31, 2018 was higher than the statutory rate primarily due to a change in the valuation allowance.

	Six Months Ended, March 31,
(in thousands)	2018	2017
Provision for Income Taxes	666	130
Effective Tax Rate	-17%	250%

Our effective tax rate for the six months ended March 31, 2018 is lower than the statutory tax rate primarily due to a tax provision for state income taxes and an increase in the deferred tax liability related to indefinite lived assets being offset by a discrete tax benefit recorded for the impact from the US Tax Reform. The tax provision for the six months ended March 31, 2018 includes discrete tax benefit totaling $0.4 million relating to the US Tax Reform that was recorded in the period ending December 31, 2017.

Our effective tax rate for the six months ended March 31, 2017 was higher than the statutory rate primarily due to a change in the valuation allowance.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” ("US Tax Reform"). The US Tax Reform provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the US Tax Reform will become effective during our fiscal year ending September 30, 2018 with all provisions of the US Tax Reform effective as of the beginning of our fiscal year ending September 30, 2019. As the US Tax Reform was enacted after our year end of September 30, 2017, it had no impact on our fiscal 2017 financial results. The US Tax Reform contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

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

11. Acquisitions

SNI

The Company entered into an Agreement and Plan of Merger dated as of March 31, 2017 (the “Merger Agreement”) whereby it has acquired 100% of the outstanding capital stock of SNI Companies, Inc., a Delaware corporation and a wholly-owned subsidiary of SNI Holdco (“SNI Companies” and collectively with SNI Holdco, the “Acquired Companies”). The aggregate consideration paid for the shares of SNI Holdco (the “Merger Consideration”) was approximately $66,300,000.

Consolidated pro-forma unaudited financial statements

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and SNI Companies, Inc., after giving effect to the Company’s acquisition as if the acquisition occurred on October 1, 2016.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on October 1, 2016, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the six months ended March 31, 2017 as if the acquisition occurred on October 1, 2016. The pro forma results of operations for the six months ended March 31, 2017 only include SNI Companies, as all other acquisitions either occurred prior to October 1, 2016 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $2,000,000 for the six months ended March 31, 2017 and $1,000,000 for the three months ended March 31, 2017 for the SNI acquisition.

(in Thousands, except per share data)

Pro Forma, unaudited	Three Months Ended March 31, 2017	Six Months Ended March 31, 2017

Net sales	$46,958	$92,107
Cost of sales	$30,964	$60,586
Operating expenses	$12,845	$25,290
Net income	$964	$1,885
Basic income per common share	$0.10	$0.20
Dilutive income per common share	$0.10	$0.20

SNI's results of operations for the six months ended March 31, 2018 included in the actual results, included approximately $49,710,000 of sales, and approximately $742,000 of net income, respectively of SNI Companies.

The Company's consolidated financial statements for the three and six months ended March 31, 2018 include the actual results of all acquisitions.

12. Commitments and Contingencies

Leases

The Company leases space for all of its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods ranging from three to five years. The corporate office lease expires in 2018. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Rent expense was approximately $856,000 and $1,729,000 and $307,000 and $579,000 for the three and six-month periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices, totaled approximately $5,445,000 as follows: fiscal 2018 - $1,374,000, fiscal 2019 - $2,303,000 fiscal 2020 - $1,192,000, fiscal 2021 - $320,000 fiscal 2022 - $203,000 and thereafter - $53,000.

Working Capital Deposit

The Company retained approximately $1,500,000 of the purchase price, in cash, as a guarantee from the sellers of the SNI Companies that would provide a minimum of $9,200,000 of working capital, as defined in the purchase agreement. As of March 31, 2018, the Company and the sellers of the SNI Companies have not agreed to the provided working capital and the cash continues to be retained by the Company with a corresponding liability reported in its consolidated balance sheet, pending final determination and resolution among the parties.

13. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary light industrial staffing. These distinct services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Some selling, general and administrative expenses are not fully allocated among light industrial services and professional staffing services.

Unallocated Corporate expenses primarily include, certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock amortization expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses and interest expense.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In Thousands)	2018	2017	2018	2017

Industrial Staffing Services
Industrial services revenue	$5,127	$6,125	$10,999	$12,106
Industrial services gross margin	13.6%	13.7%	14.7%	15.0%
Operating income	$62	$249	$316	$589
Depreciation & amortization	66	68	132	141
Accounts receivable – net	3,425	3,644	3,425	3,644
Intangible assets	583	800	583	800
Goodwill	1,084	1,084	1,084	1,084
Total assets	$4,080	$8,269	$4,080	$8,269

Professional Staffing Services
Permanent placement revenue	$5,337	$1,459	$11,108	$2,609
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$29,393	$13,965	$62,982	$27,840
Professional services gross margin	25.8%	24.1%	26.5%	24.0%
Operating income	$1,326	$1,068	$3,762	$2,116
Depreciation and amortization	1,426	372	2,853	747
Accounts receivable – net	17,173	9,455	17,173	9,455
Intangible assets	31,676	9,556	31,676	9,556
Goodwill	75,509	71,506	75,509	17,506
Total assets	$131,017	$37,391	$131,017	$37,391

Unallocated Expenses
Corporate administrative expenses	$752	$634	$1,529	$1,235
Corporate facility expenses	104	69	209	143
Stock option amortization expense	336	191	629	385
Board related expenses	-	19	-	38
Acquisition, integration and restructuring expenses	181	77	221	100
Total unallocated expenses	$1,373	$990	$2,588	$1,901

Consolidated
Total revenue	$39,857	$21,549	$85,089	$42,555
Operating income	15	327	1,490	804
Depreciation and amortization	1,492	440	2,985	888
Total accounts receivables – net	20,598	13,099	20,598	13,099
Intangible assets	32,259	10,356	32,259	10,356
Goodwill	76,593	18,590	76,593	18,590
Total assets	$135,097	$45,660	$135,097	$45,660

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our light industrial clients. The acquisitions of Agile Resources, Inc. (“Agile”), Access Data Consulting Corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, Inc. (“SNI”) expanded our geographical footprint within the placement and contract staffing of information technology.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Inc., Triad Personnel Services and Triad Staffing. As of March 31, 2018, we operated forty-four branch offices in downtown or suburban areas of major U.S. cities in sixteen states. We have one office located in each of Arizona, Connecticut, Georgia, Iowa, Maryland, Minnesota, Pennsylvania, Washington DC and Virginia, two offices in New Jersey, four offices in Colorado, Massachusetts, Illinois and Texas, seven offices in Ohio and ten offices in Florida.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ change	% change
Direct hire placement services	$5,337	$1,459	$3,878	266%
Professional contract services	29,393	13,965	15,428	110
Industrial contract services	5,127	6,125	(998)	(16)
Consolidated Net Revenues	$39,857	$21,549	$18,308	85%

Consolidated net revenues increased approximately $18,308,000 or 85% compared with the same period last year. The Company acquired SNI as of March 31, 2017, which increased the direct hire placement and professional contract services significantly in the fiscal 2018 second quarter. These substantial increases were offset to a small extent by declines in the total number of recruiters, sales professionals and others as the result of strategic personnel actions instituted by management and by a slower than normal post-holiday recovery in hiring in many markets coupled with inclement weather stemming from Nor’easters and Snow Storms in the Northeast, MidAtlantic and Midwest regions where the Company has offices. The result was a slower than normal start for the 2018 fiscal second quarter resulting in a reduction in billable hours for contract workers as well as fewer direct hire placements during the months of January and February.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three-month period ended March 31, 2018 increased by approximately 65% to approximately $26,231,000 compared with the prior period of approximately $15,894,000. The increase includes approximately $12,377,000 in cost of contract services related to SNI. The Cost of contract services, as a percentage of contract revenue, for the three-month period ended Mach 31, 2018 improved approximately 8 percentage points (800 bps) to 66% compared with the prior period of approximately 74%. The change in the contract revenue gross margin is related to several factors, including the increased amount of permanent placements from SNI and margin improvement initiatives in professional contract services, offset to a small extent by a decrease in industrial contract services revenues.

Gross Profit percentage by segment:

	Three Months Ended	Three Months Ended
Gross Profit Margin %	March 31, 2018	March 31, 2017
Direct hire placement services	100%	100%
Industrial contract services	13.6%	13.7%
Professional contract services	25.8%	24.1%
Combined Gross Profit Margin % (1)	34.2%	26.2%

_____________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•

Compensation and benefits in the operating divisions, comprised of salaries, wages and commissions earned by the Company's employment consultants and branch managers on permanent and temporary placements.

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

Selling, general and administrative expenses for the three months ended March 31, 2018 increased by approximately $7,127,000 or approximately 148% compared to the same period last year. The net increase was primarily related to the inclusion of selling, general and administrative expenses of SNI following the acquisition by the Company, offset by cost reductions, principally in general and administrative costs, undertaken by management. Management continues efforts to reduce general and administrative expenses as the Company consolidates the back office and can capitalize on the Company’s growth.

Amortization Expense

Amortization expense for the three months ended March 31, 2018, increased $1,025,000, or 278% compared with the prior period, primarily as a result of the acquisition of SNI in April 2017 and the related amortization of their identified intangible assets.

Interest Expense

Interest expense for the three months ended March 31, 2018, increased by approximately $1,807,000 or 461% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense and fees associated with acquisition payments, and higher average borrowings related to the new acquisitions. Interest expense includes non-cash payments in kind ("PIK") of the Company's common stock of approximately $402,000 for the fiscal 2018 quarter ended March 31, 2018.

Net Loss

Higher interest expense and amortization of intangibles related to the fiscal 2017 third quarter acquisition of the SNI Companies contributed to the increased net loss for the quarter.

Results of Operations – Six Months Ended March 31, 2018 Compared to the Six Months Ended March 31, 2017

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months Ended March 31,
(In thousands)	2018	2017	$ change	% change
Direct hire placement services	$11,108	$2,609	$8,499	326%
Professional contract services	62,982	27,840	35,142	126
Industrial contract services	10,999	12,106	(1,107)	(9)
Consolidated Net Revenues	$85,089	$42,555	$42,534	100%

Consolidated net revenues increased approximately $42,534,000 or 100% compared with the same period last year. The Company acquired SNI as of March 31, 2017, which increased the direct hire placement and professional contract services significantly in the first six months of fiscal 2018. These substantial increases were offset to a small extent by declines in the total number of recruiters, sales professionals and others as the result of strategic personnel actions instituted by management and by a slower than normal post-holiday recovery in hiring in many markets coupled with inclement weather stemming from Nor’easters and Snow Storms in the Northeast, MidAtlantic and Midwest regions where the Company has offices. The result was a slower than normal start for the first six months of fiscal 2018 resulting in a reduction in billable hours for contract workers as well as fewer direct hire placements during the months of January and February.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the six-month period ended March 31, 2018 increased by approximately 77% to approximately $55,689,000 compared with the prior period of approximately $31,457,000. The increase includes approximately $26,622,000 in cost of contract services related to SNI. The cost of contract services, as a percentage of contract revenue, for the six-month period ended March 31, 2018 decreased approximately 9 percentage points (850 bps) to 65% compared with the prior period of approximately 74%. The change in the contract revenue gross margin is related to several factors, including the increased amount of permanent placements from SNI and margin improvement initiatives in professional contract services, offset to a small extent by a decrease in industrial contract services revenues.

Gross Profit percentage by segment:

	Six Months Ended	Six Months Ended
Gross Profit Margin %	March 31, 2018	March 31, 2017
Direct hire placement services	100%	100%
Industrial contract services	14.7%	15.0%
Professional contract services	26.5%	24.0%
Combined Gross Profit Margin % (1)	34.6%	26.1%

____________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•

Compensation and benefits in the operating divisions, comprised of salaries, wages and commissions earned by the Company's employment consultants and branch managers on permanent and temporary placements.

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

Selling, general and administrative expenses for the six months ended March 31, 2018 increased by approximately $15,398,000 or approximately 165% compared to the same period last year. The net increase was primarily related to the inclusion of selling, general and administrative expenses of SNI following the acquisition by the Company, offset by cost reductions, principally in general and administrative costs, undertaken by management. Management continues efforts to reduce general and administrative expenses as the Company consolidates the back office and can capitalize on the Company’s growth.

Amortization Expense

Amortization expense for the six months ended March 31, 2018, increased $2,052,000, or 278% compared with the prior period, primarily as a result of the acquisition of SNI in April 2017 and the related amortization of their identified intangible assets.

Interest Expense

Interest expense for the six months ended March 31, 2018, increased by approximately $4,741,000 or 630% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions. Interest expense includes non-cash payments in kind ("PIK") of the Company's common stock of approximately $402,000 for the fiscal 2018 quarter ended March 31, 2018.

Net Loss

Higher interest expense and amortization of intangibles related to the fiscal 2017 third quarter acquisition of the SNI Companies contributed to the increased net loss for the first six months of fiscal 2018.

Liquidity and Capital Resources

The principal sources of cash and liquidity used in operations by the Company are revenues from clients who contract for its staffing and placement services and temporary borrowings under its Revolving Credit Facility. Principal uses of cash are for the payment of cost of contract services, which are principally comprised of compensation and benefits, including salaries, bonuses and commissions to contract personnel and for the payment sales, general and administrative expenses, income taxes and related items, and principal and interest payments on borrowings.

The following table sets forth certain consolidated statements of cash flows data (in thousands):

	For the six months ended March 31, 2018	For the six months ended March 31, 2017
Cash flows provided by (used) in operating activities	$172	$(281)
Cash flows used in investing activities	$(199)	$(536)
Cash flows provided by (used in) financing activities	$180	$(149)

The Company experienced significant net losses for it most recent fiscal year ended September 30, 2017, and for the first six-months of 2018. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of common stock, to improve the overall profitability and cash flows of the Company.

As of March 31, 2018, the Company had cash of approximately $2,938,000, which was an increase of approximately $153,000 from approximately $2,785,000 at September 30, 2017. Negative working capital at March 31, 2018 was approximately $960,000, as compared to working capital of approximately $1,588,000 for September 30, 2017. The net loss for the six months ended March 31, 2018, was approximately $4,669,000.

Net cash provided by (used in) operating activities for the six months ended March 31, 2018 and 2017 was approximately $172,000 and $(281,000), respectively. The fluctuation is due to the significant loss from operations, increase in accrued interest, increase in accounts payable, decrease in accrued compensation, decrease in accounts receivable and increase in other current assets for the quarter ended March 31, 2018 and offset by non-cash related expense for depreciation, amortization and stock compensation.

At March 31, 2018 there was approximately $403,000 of accrued interest that was payable with the Company’s common stock.

Net cash used in investing activities for the six months ended March 31, 2018 and 2017 was approximately $(199,000) and $(536,000), respectively. The primary use of cash was for acquisition of furniture and equipment for new offices.

Net cash flows provided by and used in financing activities for the six months ended March 31, 2018 was approximately $180,000 compared to approximately $(149,000) in the six months ended March 31, 2017. Fluctuations in financing activities are attributable to the net borrowings of the revolving credit facility, offset by payments on other debt.

After the close of business on March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC, and certain investment funds managed by MGG. Initial funds were distributed on April 3, 2017 (the “Closing Date”) to repay existing indebtedness, pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of the SNI Companies.

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

On the Closing Date of the Credit Agreement, the Company borrowed $48,750,000 from term-loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316, which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement. Amounts borrowed under the Credit Agreement also may be used by the Company to partially fund capital expenditures, provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders.

The Credit Agreement contains certain covenants applicable to both the Revolving Credit Facility and Term Loan. At March 31, 2018, the Company did not meet its financial loan covenants and has obtained a temporary waiver from its lenders. Although there can be no absolute assurance, management believes that the conditions that led to the inability to achieve compliance with the financial covenants of the Credit Agreement as of March 31, 2018, are improving and continues to forecast results that indicate that the Company will return to compliance with applicable future financial covenants.

In addition to the financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on March 31, 2018, are approximately $6,908,000. All of the Company’s office facilities are leased. Minimum lease payments under all of the Company’s lease agreements for the twelve-month period commencing after the close of business on March 31, 2018, are approximately $2,526,000.

Management believes that the future cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2018, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2018, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's second quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable

Item 5.  Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.79	Second Waiver to Revolving Credit, Term Loan and Security Agreement

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEE GROUP INC. (Registrant)

Date: May 15, 2018	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer (Principal Financial and Accounting Officer)

