Form 10-Q
period 2018-06-30
GEE Group Inc.
filed 2018-08-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-05707

GEE GROUP INC.
(Exact name of registrant as specified in its charter)

Illinois	36-6097429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7751 Belfort Parkway, Suite 150, Jacksonville, FL 32256

(Address of principal executive offices)

(630) 954-0400

(Registrant’s telephone number, including area code)

184 Shuman Blvd., Suite 420, Naperville, IL 60563

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2018 was 10,783,457.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2018

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

Item 1. Financial Statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In Thousands)

	June 30,	September 30,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$2,637	$2,785
Accounts receivable, less allowances (June - $897 and September - $1,712)	21,166	23,178
Other current assets	1,853	3,014
Total current assets	25,656	28,977
Property and equipment, net	850	914
Other long-term assets	400	282
Goodwill	76,593	76,593
Intangible assets, net	30,862	35,049
TOTAL ASSETS	$134,361	$141,815
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$10,200	$7,904
Acquisition deposit for working capital guarantee	1,500	1,500
Accrued interest	1,510	2,175
Accounts payable	2,030	3,243
Accrued compensation	5,188	7,394
Other current liabilities	385	515
Short-term portion of subordinated debt	419	1,225
Short-term portion of term-note, net of discount	6,551	3,433
Total current liabilities	27,783	27,389
Deferred rent	400	334
Deferred taxes	1,248	958
Term-loan, net of debt discounts	37,364	42,018
Subordinated debt	1,000	1,000
Subordinated convertible debt	16,685	16,685
Other long-term liabilities	18	35
Total long-term liabilities	56,715	61,030

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value
Preferred series A stock - 160 authorized; issued and outstanding - none	-	-
Preferred series B stock - 5,950 authorized; issued and outstanding - 5,816 and 5,926 at June 30, 2018 and September 30, 2017, respectively
Liquidation value of the preferred series B stock is approximately $28,265 and $28,800 at June 30, 2018 and September 30, 2017, respectively	28,788	29,333
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 10,609
and 9,879 at June 30, 2018 and September 30, 2017, respectively	-	-
Additional paid in capital	43,085	39,517
Accumulated deficit	(22,010)	(15,454)
Total shareholders' equity	21,075	24,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$134,361	$141,815

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET REVENUES:
Contract staffing services	$33,879	$40,100	$107,860	$80,046
Direct hire placement services	6,388	5,969	17,496	8,578
NET REVENUES	40,267	46,069	125,356	88,624

Cost of contract services	25,546	29,015	81,235	60,472
GROSS PROFIT	14,721	17,054	44,121	28,152

Selling, general and administrative expenses	12,111	15,546	35,839	24,852
Acquisition, integration and restructuring expenses	514	2,206	1,712	2,306
Depreciation expense	92	178	287	328
Amortization of intangible assets	1,409	1,570	4,199	2,308
INCOME (LOSS) FROM OPERATIONS	595	(2,446)	2,084	(1,642)
Loss on extinguishment of debt	-	994	-	994
Interest expense	2,889	2,378	8,381	3,130
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(2,294)	(5,818)	(6,297)	(5,766)
Income tax benefit (expense)	407	(202)	(259)	(332)
NET LOSS	$(1,887)	$(6,020)	$(6,556)	$(6,098)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,887)	$(6,020)	$(6,556)	$(6,098)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.18)	$(0.61)	$(0.64)	$(0.64)
WEIGHTED AVERAGE NUMBER OF SHARES
- BASIC AND DILUTED	10,526	9,879	10,177	9,546

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(In Thousands)

				Total
	Common Stock	Additional Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity

Balance, September 30, 2016	9,379	$37,615	$(13,082)	$24,533

Amortization of stock option expense	-	902	-	902

Exercise of stock warrants	500	1,000	-	1,000

Net loss	-	-	(2,372)	(2,372)

Balance, September 30, 2017	9,879	39,517	(15,454)	24,063

Amortization of stock option expense	-	1,028	-	1,028

Issuance of stock for interest	620	1,995	-	1,995

Conversion of preferred B stock to common stock	110	545	-	545

Net loss	-	-	(6,556)	(6,556)

Balance, June 30, 2018	10,609	$43,085	$(22,010)	$21,075

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In Thousands)

	Nine Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,556)	$(6,098)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,486	2,636
Stock option expense	1,028	640
Provision for doubtful accounts	(815)	1,724
Deferred income taxes	290	-
Amortization of debt discount and non cash extinguishment of debt	576	1,006
Changes in operating assets and liabilities:
Accounts receivable	2,827	(3,458)
Acquisition deposit for working capital guarantee	-	1,500
Accrued interest	1,332	1,700
Accounts payable	(1,213)	(1,006)
Accrued compensation	(2,206)	251
Other current items, net	1,016	278
Long-term liabilities	(67)	(16)
Net cash provided by (used in) operating activities	698	(843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(224)	(79)
Acquisition payments, net of cash acquired	-	(25,256)
Net cash used in investing activities	(224)	(25,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on the debt related to acquisitions	(806)	(1,219)
Payments on term loan	(2,112)	(19,951)
Proceeds from exercise of stock warrants	-	1,000
Payments on capital lease	-	(17)
Net proceeds from short-term debt	-	45,676
Net proceeds from revolving credit	2,296	1,015
Net cash provided by (used in) financing activities	(622)	26,504

Net change in cash	(148)	326

Cash at beginning of period	2,785	2,528

Cash at end of period	$2,637	$2,854

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$6,435	$1,122
Non-cash financing activities
Stock paid for interest on subordinated note	$1,610	$-
Stock paid for fees in connection with subordinated note	$385	$-
Conversion of preferred to common	$545	$-
Issuance of preferred stock for acquisition	$-	$29,333
Issuance of note payable for acquisition	$-	$12,500
Issuance of stock for extinguishment of debt	$-	$385

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business

GEE Group Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing for our clients and provide temporary staffing services for our commercial clients.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017 as filed on December 28, 2017.

Liquidity

The Company experienced significant net losses for its most recent fiscal year ended September 30, 2017, and for the first nine-months of 2018. Management has implemented a strategy which includes cost reductions and consolidation of certain back office activities to gain efficiencies as well as identifying strategic acquisitions, financed primarily through the issuance of preferred and common stock and convertible debt, to improve the overall profitability and cash flows of the Company.

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

On April 3, 2017, the Company borrowed $48,750,000 from term loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316, which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement, as more fully disclosed in Note 11. Amounts borrowed under the Credit Agreement also may be used by the Company to partially fund capital expenditures, provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders.

As of June 30, 2018, the Company had cash of approximately $2,637,000, which was a decrease of approximately $148,000 from approximately $2,785,000 at September 30, 2017. Negative working capital at June 30, 2018 was approximately $2,127,000, as compared to working capital of approximately $1,588,000 for September 30, 2017. The net loss for the nine months ended June 30, 2018, was approximately $6,556,000.

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

Estimates and Assumptions

Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the condensed consolidated financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates. If differences occur in a subsequent period, the Company will recognize those differences when they become known. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, deferred income tax valuation allowances, accounts receivable allowances, accounting for acquisitions, accounting for derivatives and evaluation of impairment. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

Revenue Recognition

Direct hire placement service revenues are recognized when applicants accept offers of employment, less a provision for estimated losses due to applicants not remaining employed for the Company's guarantee period. Contract staffing service revenues are recognized when services are rendered.

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $ 1,562,000 and $1,515,000 for the nine-month periods ended June 30, 2018 and 2017, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable and were approximately $342,000 as of June 30, 2018 and $997,000 as of September 30, 2017, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes and employee benefits of the Company's employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At June 30, 2018 and September 30, 2017, there were no cash equivalents. In some cases, the Company maintains cash on deposit in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. The Company maintains its deposit accounts in a large, national, financial institution and has never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to customers based on evaluation of their financial condition and ability to pay the Company in accordance with established payment terms. An allowance for placement fall-offs is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company's guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management's estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract services business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. Based on management's review of accounts receivable, an allowance for doubtful accounts of approximately $897,000 is considered necessary as of June 30, 2018 and $1,712,000 at September 30, 2017, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes the $342,000 reserve for permanent placement falloffs considered necessary as of June 30, 2018 and $997,000 as of September 30, 2017, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. Leasehold improvements are amortized over the shorter of the lease or useful life. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine-months ended June 30, 2018 and 2017.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying values of the Company’s long-term liabilities are believed to approximate their fair value based on level 3 inputs. The fair value of the Company’s long-lived assets, including goodwill and other intangible assets, are subject to measurement on a non-recurring basis using level 3 inputs.

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable or preferred stock to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. There were approximately 10,513,000 and 10,902,000 of common stock equivalents excluded for the three and nine months ended June 30, 2018, respectively, (which include common share equivalents of preferred stock, convertible debt, warrants and options) because their effect is anti-dilutive. There were approximately 10,111,000 and 3,743,000 of common stock equivalents excluded for the three and nine months ended June 30, 2017, respectively, (which include common share equivalents of preferred stock, convertible debt, warrants and options) because their effect is anti-dilutive.

Advertising Expenses

Most of the Company's advertising expense budget is used to support the Company's business consisting of print and internet media, with expenses recorded as they are incurred and are included in selling, general and administrative expenses in the unaudited condensed consolidated financial statements. Advertising expense was approximately $572,000 and $588,000, for the three months ended June 30, 2018 and 2017, respectively, and approximately $1,737,000 and $1,092,000, for the nine months ended June 30, 2018 and 2017, respectively.

Intangible Assets

Intangible assets include customer relationships, non-compete agreements and trade names and were recorded at their estimated fair value at the date of acquisition. The trade names are amortized on a straight-line basis over the estimated useful life of five and ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight-line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis of three and five years, which is the term of the non-compete agreement.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during the nine months ended June 30, 2018 and 2017.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options and restricted stock, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options or restricted stock. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of June 30, 2018 and September 30, 2017, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Reclassification

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended June 30, 2017 to conform to the current year presentation. There is no effect on assets, liabilities, equity or net income.

Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary light industrial staffing. These distinct services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Selling, general and administrative expenses are not entirely allocated among light industrial services and professional staffing services. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

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

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)” that expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on the Company's financial condition or results of operations.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

(in thousands)	June 30, 2018	September 30, 2017

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	3,241	3,243
Total property and equipment, at cost	4,688	4,690
Accumulated depreciation and amortization	(3,838)	(3,776)
Property and equipment, net	$850	$914

Depreciation expense for three months ended June 30, 2018 and 2017 was approximately $92,000 and $178,000, respectively, and for the nine months ended June 30, 2018 and 2017 was approximately $287,000 and $328,000, respectively.

5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from September 2016 through June 30, 2018. See Note 11 for details of acquisitions that occurred during the year ended September 30, 2017.

(in thousands)
Goodwill as of September 30, 2016	$18,590
Acquisition of SNI Companies	58,003
Goodwill as of September 30, 2017	$76,593

Goodwill as of June 30, 2018	$76,593

During the nine months ended June 30, 2018 and the year ended September 30, 2017 the Company did not record any impairment of goodwill.

Intangible Assets

	June 30,2018			September 30,2017
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Customer relationships	$29,070	$6,744	$22,326	$29,070	$4,601	$24,469
Trade name	8,329	2,182	6,147	8,329	1,115	7,214
Non-Compete agreements	4,331	1,942	2,389	4,331	965	3,366
Total	$41,730	$10,868	$30,862	$41,730	$6,681	$35,049

Estimated Amortization Expense
Fiscal 2018	$1,396
Fiscal 2019	5,586
Fiscal 2020	5,038
Fiscal 2021	4,088
Fiscal 2022	3,469
Thereafter	11,285
$30,862

The amortization expense attributable to the amortization of identifiable intangible assets was approximately $1,409,000 and $1,570,000 for the three months ended June 30, 2018 and 2017, respectively, and was approximately $4,199,000 and $2,308,000 for the nine months ended June 30, 2018 and 2017, respectively

6. Revolving Credit Facility and Term Loan

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

Pursuant to the Second Amendment the Borrowers agreed, among other things, to use commercially reasonable efforts to prepay, or cause to be prepaid, $10,000,000 in principal amount of Advances (as defined in the Credit Agreement) outstanding, which amount shall be applied to prepay the Term Loans in accordance with the applicable terms of the Credit Agreement. Any prepayment to the term loan is contingent upon a future financing, non-operational cash flow or excess cash flow as defined in the agreement. The Company also agreed to certain amendments to the loan covenants required to be maintained.

The Credit Agreement contains certain financial covenants applicable to both the Revolving Credit Facility and Term Loan. In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

The Company did not meet its financial loan covenants at June 30, 2018 or at March 31, 2018, previously. On May 15, 2018, the Company obtained a temporary waiver from its lenders for the missed financial covenants at March 31, 2018.

On August 10, 2018, the Company and its subsidiaries, as Borrowers, entered into a third amendment and third waiver (the “Third Amendment and Waiver”) to the Credit Agreement. Pursuant to the Third Amendment and Waiver, the Lenders have agreed to modify the definition of EBITDA in the Credit Agreement to allow for the recognition and exclusion of certain additional acquisition, integration and restructuring expenses not previously specified and to provide a temporary waiver for any Defaults and Events of Default under the Credit Agreement that have solely arisen by reason of the Company failing to comply with the financial covenants of the Credit Agreement for the period ending June 30, 2018.

Although there can be no absolute assurance, management believes that the conditions that led to the inability to achieve compliance with the financial covenants of the Credit Agreement at June 30, 2018 and March 31, 2018 are improving and continues to forecast results that indicate that the Company will return to compliance with applicable future financial covenants.

Revolving Credit Facility

At June 30, 2018, the Company had $10,200,000 in outstanding borrowings under the Revolving Credit Facility, of which approximately $8,000,000 was at an interest of approximately LIBOR plus 15% and the remainder was at an interest of approximately prime plus 14%.

As of June 30, 2018, the Company had approximately $2,900,000 available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

At June 30, 2018 and September 30, 2017, the Company had outstanding balances under its Term Loan, as follows:

	June 30, 2018	September 30, 2017
(in thousands)
Term loan	$46,029	$48,141
Unamortized debt discount	(2,114)	(2,690)
	43,915	45,451
Short term portion of term loan	(6,551)	(3,433)
Long term portion of term loan	$37,364	$42,018

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: Fiscal year 2018 – $1,523,438, Fiscal year 2019 – $7,727,776, Fiscal year 2020 – $8,337,152 and Fiscal year 2021 - $28,439,759.

The Company also is required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018.

Interest

The loans under the Credit Agreement for the period commencing on the Second Amendment Effective Date up to and including May 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.75 to 1.00, an amount equal to prime plus 9.75% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.75% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.75 to 1.00, an amount equal to prime plus 9.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.00% for Advances consisting of LIBOR Rate Loans.

Commencing on June 1, 2018 up to and including August 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 4.00 to 1.00, interest on the loans is payable in an amount equal to prime plus 14.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 4.00 to 1.00, interest is payable in an amount equal to prime plus 9.75% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.75% for Advances consisting of LIBOR Rate Loans.

Commencing on September 1, 2018 through the remainder of the Term, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.50 to 1.00, interest on the loans is payable in an amount equal to prime plus 14.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.50 to 1.00, interest is payable in an amount equal to prime plus 9.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.00% for Advances consisting of LIBOR Rate Loans.

Loan Fees and Amortization

In connection with the Credit Agreement, the Company agreed to pay an original discount fee of approximately $901,300, a closing fee for the term loan of approximately $75,000, a finder’s fee of approximately $1,597,000 and a closing fee for the revolving credit facility of approximately $500,000. The total of the loan fees paid is approximately $3,073,300. The Company has recorded this as a reduction of the term loan and amortized as interest expense over the term of the loans. During the period ended, June 30, 2018, the Company amortized approximately $576,000 of the debt discount.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commission payable.

8. Subordinated Debt – Convertible and Non-Convertible

At June 30, 2018 and September 30, 2017, the Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	June 30, 2018	September 30, 2017
(in thousands)
10% Convertible Subordinated Note	$4,185	$4,185
Amended and Restaetd Non-negotiable promissory note	419	1,225
Subordinated Promissary Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500
Total subordinated debt, convertible and non-convertible	18,104	18,910
Short term portion of subordinated debt, convertible and non-convertible	(419)	(1,225)
Long term portion of subordinated debt, convertible and non-convertible	$17,685	$17,685

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

On July 25, 2018, the Company issued 46,061 shares of common stock to JAX Legacy related to the interest on the subordinated note through July 4, 2018. The stock was valued at approximately $105,000.

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

Subordinated Promissory Note

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250,000 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company shall issue to the Sellers a subordinated promissory note in the principal amount of $1,000,000 (the “Subordinated Note”), The Subordinated Note shall bear interest at the rate of 5.5% per annum. Interest on the Subordinated Note shall be payable monthly, principle can only be paid in stock until the term loan and Revolving Credit Facility are repaid. The Subordinated Note shall have a term of three years and may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement).

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

Future minimum payments of subordinated debt will total approximately as follows: fiscal 2018 - $313,000, fiscal 2019 - $106,000, fiscal 2020 - $1,000,000, fiscal 2021- $0 and fiscal 2022 - $16,685,000.

On January 4, 2018, the Company issued approximately 280,602 shares of common stock to the SNI Sellers related to the accrued interest of approximately $894,000 on the subordinated note through January 4, 2018.

On January 25, 2018, the Company issued approximately 110,083 shares of common stock to a SNI Sellers for the conversion of approximately 110,083 shares of series B preferred shares.

On April 4, 2018, the Company issued approximately 120,654 shares of common stock to the SNI Sellers related to the accrued interest of approximately $298,000 on the subordinated note through April 4, 2018.

On July 25, 2018, the Company issued approximately 128,815 shares of common stock to the SNI Sellers related to the accrued interest of approximately $297,000 on the subordinated note through July 4, 2018.

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

On July 25, 2018, the Company issued approximately 128,815 shares of common stock to the SNI Sellers related to the accrued interest of approximately $297,000 on the subordinated note through July 4, 2018.

On July 25, 2018, the Company issued approximately 46,061 shares of common stock to JAX Legacy related to the interest on the subordinated note through July 4, 2018. The stock was valued at approximately $105,000.

Restricted Stock, Stock Options and Warrants

The Company has recognized compensation expense in the amount of approximately $400,000 and $255,000 during the three months ended June 30, 2018 and 2017, respectively, related to the issuance of stock options. The Company has recognized compensation expense in the amount of approximately $1,028,000 and $641,000 during the nine months ended June 30, 2018 and 2017, respectively, related to the issuance of stock options.

During the nine-month period ended June 30, 2018, there were options granted to purchase 780,000 shares of common stock with a weighted average price of approximately $2.45 per common share. This estimated value was made using the Black-Scholes Merton option pricing model and approximated $1,747,000. The stock options vest over a period between a one to a four-year period. The average expected life (years) of the options were 10 years, the estimated stock price volatility was 105% and the risk-free interest rate was between 2.2% and 2.9%. At June 30, 2018, there was approximately $2,802,000 of unamortized compensation.

At June 30, 2018, there were exercisable options to purchase approximately 590,000 shares of common stock and exercisable warrants to purchase approximately 497,000 shares of common stock.

Effective June 15, 2018, the Company granted 600,000 restricted shares of common stock to its Chairman and Chief Executive Officer. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. The total fair value was approximately $1,326,000.

10. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Income tax benefit (expense)	$407	$(202)	$(259)	$(332)
Effective tax rate	18%	3%	-4%	6%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended June 30, 2018 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. The effective tax rate for the nine months ended June 30, 2018 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets being offset by a discrete tax benefit recorded for the impact from the US Tax Reform. The tax provision for the nine months ended June 30, 2018 includes discrete tax benefit totaling $0.4 million relating to the US Tax Reform that was recorded in the period ending December 31, 2017.

The effective tax rate for the three and nine months ended June 30, 2017 was higher than the statutory rate primarily due to a change in the valuation allowance.

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

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on October 1, 2016, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended June 30, 2017, as if the acquisition occurred on October 1, 2016. The pro forma results of operations for the nine months ended June 30, 2017 only include SNI Companies, as all other acquisitions either occurred prior to October 1, 2016 or had an immaterial effect on pro forma balances. Operating expenses have been increased for the amortization expense associated with the fair value adjustment of definite lived intangible assets of approximately $2,009,000 for the nine months ended June 30, 2017 for the SNI acquisition.

Nine Months Ended
(in thousands, except per share data)	June 30, 2017

Net sales	$142,795
Cost of sales	$90,286
Operating expenses	$50,203
Net loss	$(4,387)
Basic and dilutive income per common share	(0.47)

The Company's consolidated financial statements for the three and nine months ended June 30, 2018 include the actual results of all acquisitions.

12. Commitments and Contingencies

Leases

The Company leases space for all its branch offices, which are located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods ranging from three to five years. The corporate office lease expires in 2020. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Rent expense was approximately $892,000 and $345,000 for the three month period ended June 30, 2018 and 2017, respectively, and approximately $2,447,000 and $1,029,000 nine month periods ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices are as follows:

(in thousands)
Fiscal 2018	$605
Fiscal 2019	2,283
Fiscal 2020	1,294
Fiscal 2021	668
Fiscal 2022	622
Thereafter	988
Total	$6,460

Working Capital Deposit

The Company retained approximately $1,500,000 of the purchase price, in cash, as a guarantee from the sellers of the SNI Companies that SNI would provide a minimum of $9,200,000 of working capital, as defined in the purchase agreement. As of June 30, 2018, the Company and the sellers of the SNI Companies have not agreed to the provided working capital and the cash continues to be retained by the Company with a corresponding liability reported in its consolidated balance sheet, pending final determination and resolution among the parties.

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

	Three Months Ended		Nine Months Ended
(in thousands)	June 30		June 30
	2018	2017	2018	2017
Industrial Staffing Services
Industrial services revenue	$5,166	$6,718	$16,165	$18,824
Industrial services gross margin	13.06%	14.08	14.15%	14.69%
Operating income	$31	$365	$315	$954
Depreciation & amortization	65	43	197	184
Accounts receivable – net	3,386	3,967	3,386	3,967
Intangible assets	526	745	526	745
Goodwill	1,084	1,084	1,084	1,084
Total assets	$5,555	$8,484	$5,555	$8,484

Professional Staffing Services
Permanent placement revenue	$6,388	$5,969	$17,496	$8,578
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$28,713	$33,382	$91,695	$61,222
Professional services gross margin	26.67%	29.29%	26.54%	26.87%
Operating income	$2,301	$535	$5,861	$2,659
Depreciation and amortization	1,436	1,705	4,289	2,452
Accounts receivable – net	17,780	20,073	17,780	20,073
Intangible assets	30,336	36,541	30,336	36,541
Goodwill	75,509	71,967	75,509	71,967
Total assets	$128,806	$132,478	$128,806	$132,478

Unallocated Expenses
Corporate administrative expenses	$686	$900	$1,065	$2,135
Corporate facility expenses	139	80	287	223
Stock option amortization expense	399	255	1,028	640
Board related expenses	-	-	-	38
Acquisition, integration and restructuring expenses	514	2,206	1,712	2,306
Total unallocated expenses	$1,738	$3,441	$4,092	$5,342

Consolidated
Total revenue	$40,267	$46,069	$125,356	$88,624
Operating income	595	(2,446)	2,084	(1,642)
Depreciation and amortization	1,501	1,748	4,486	2,636
Total accounts receivables – net	21,166	24,040	21,166	24,040
Intangible assets	30,862	37,286	30,862	37,286
Goodwill	76,593	73,051	76,593	73,051
Total assets	$134,361	$140,962	$134,361	$140,962

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Inc., Triad Personnel Services and Triad Staffing. As of June 30, 2018, we operated thirty-five branch offices in downtown or suburban areas of major U.S. cities in sixteen states. We have one office located in each of Arizona, Connecticut, Georgia, Minnesota, New Jersey, Washington DC and Virginia, three offices in Illinois and Massachusetts, four offices in Colorado and Texas, and seven offices in Ohio and Florida.

Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. We believe our current segments complement one another and position us for future growth.

Results of Operations – Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended
(in thousands)	June 30, 2018	June 30, 2017	$ Change	% Change
Direct hire placement services	$6,388	$5,969	$419	7.02%
Professional contract services	28,713	33,382	(4,669)	-13.99%
Industrial contract services	5,166	6,718	(1,552)	-23.10%
Consolidated net revenues	$40,267	$46,069	$(5,802)	-12.59%

The Company reported consolidated revenue of approximately $40.3 million for the fiscal third quarter ended June 30, 2018 compared to revenue of approximately $46.1 million for the fiscal third quarter ended June 30, 2017.

Contract staffing services contributed approximately $33.9 million or approximately 84% of consolidated revenue and direct hire placement services contributed approximately $6.4 million or approximately16% of consolidated revenue for the fiscal quarter ended June 30, 2018. This compares to contract staffing services revenue of approximately $40.1 million or approximately 87% of consolidated revenue and direct hire placement revenue of approximately $6 million or approximately 13% of consolidated revenue, respectively, for the fiscal third quarter ended June 30, 2017.

The overall decrease in contract staffing services revenue of approximately $6.2 million for the 2018 fiscal third quarter compared to the comparable prior year fiscal third quarter was primarily due to a reduction in the temporary workforce requirements of a few key customers in the industrial services division and the strategic actions instituted by management primarily in the professional services division to reduce the number of unproductive or underperforming full time personnel including recruiters, account representatives, sales professionals and related administrative support staff. In addition, some of the decline in revenue was a natural result of certain office consolidations and office closures that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Direct hire placement revenue for the fiscal third quarter ended June 30, 2018 increased by approximately $419,000 over the comparable prior year fiscal third quarter due to increased productivity from a smaller number of dedicated direct hire placement personnel. GEE Group expects to selectively increase revenue producing headcount in key markets and industry verticals. The professional contract services revenue together with the direct hire placement revenue for the quarter includes business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. GEE Group’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing, which represents approximately 87% of total revenue for the 2018 fiscal third quarter.

Industrial contract services revenue decreased by approximately $1.5 million for the fiscal third quarter ended June 30, 2018 to approximately $5.2 million from $6.7 million reported for the 2017 fiscal third quarter. To improve overall performance in the industrial services division, the Company has implemented an aggressive sales incentive program, streamlined branch operations and increased its focus on obtaining better pricing from new and existing accounts. GEE Group expects that the aforementioned actions coupled with new and expanded services offered to customers will contribute to enhanced financial performance from that segment.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the three-month period ended June 30, 2018 decreased by approximately 12% to approximately $25.5 million compared with the three-month period ended June 30, 2017 of approximately $29.0 million.

Gross Profit percentage by segment:

	Three Months Ended
	June 30, 2018	June 30, 2017
Direct hire placement services	100%	100%
Industrial contract services	13.06%	14.08%
Professional contact services	26.26%	29.29%
Combined Gross Profit Margin % (1)	36.56%	37.02%

_________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

GEE Group’s overall staffing services gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the fiscal third quarter ended June 30, 2018 was approximately 36.6% versus approximately 37% for the prior year’s fiscal third quarter. The change in the overall gross margin from the comparable prior year quarter was due to an overall change in revenue mix for the 2018 fiscal third quarter.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.7% for the 2018 fiscal third quarter compared to approximately 29.3% for the 2017 fiscal third quarter. The change in professional contract staffing services gross margin was primarily due to increased revenue from VMS, MSP, MSA and other volume corporate accounts all of which typically have lower gross margins and lower costs of delivery and specialty revenue mix composition (information technology (IT), engineering, healthcare and finance and accounting).

The Company’s industrial staffing services gross margin for the fiscal third quarter ended June 30, 2018 was approximately 13.1% versus approximately 14.1% for the prior year’s fiscal third quarter. The decrease in industrial services gross margin in the 2018 fiscal third quarter was due to several factors including customer revenue mix, competitive pricing and contract labor costs.

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

GEE’s selling, general and administrative expenses (SG&A) for the fiscal third quarter ended June 30, 2018 decreased as a percentage of revenue and was approximately 30%, compared to approximately 34% of revenue for the fiscal third quarter ended June 30, 2017. SG&A for the fiscal third quarter ended June 30, 2018 decreased approximately $3.4 million, or 22%, as compared to the prior year’s fiscal third quarter. The net decrease in SG&A was primarily related to strategic initiatives implemented by corporate and regional management to lower personnel costs by rightsizing the number of sales and recruitment full time employees (FTE’s) and related ancillary costs, consolidation of various office locations resulting in a reduction in rent and other expenses, leverage from implementation of shared services, economies of scale gained from reduced pricing obtained from vendors, continued integration of the SNI acquisition and by streamlining field operations and related expenses. Management continues efforts to reduce SG&A as the Company obtains synergies from further back office consolidation and related efficiencies.

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses. These include operating expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. These costs were approximately $514,000 in the fiscal third quarter ended June 30, 2018 and decreased by approximately $1.7 million from the approximately $2.2 million reported in the prior year’s fiscal third quarter.

Total operating expenses for the fiscal third quarter ended June 30, 2018, including SG&A, acquisition, integration and restructuring expenses, and depreciation and amortization, decreased by approximately $5.4 million, or approximately 27.6%, from those reported in the fiscal third quarter ended June 30, 2017, also primarily related to the strategic productivity and cost saving initiatives described above.

Amortization Expense

Amortization expense for the three months ended June 30, 2018, decreased $161,000, or 10% compared to the three months ended June 30, 2017, primarily as a result of some intangible assets fully amortized.

Interest Expense

Interest expense for the three months ended June 30, 2018, increased by approximately $511,000 or 21% compared to the three months ended June 30, 2017 primarily as a result of the newly obtained long-term debt, the interest expense and fees associated with acquisition payments, and higher average borrowings related to the new acquisitions. Interest expense includes non-cash payments in kind ("PIK") of the Company's common stock of approximately $402,000 for the three months ended June 30, 2018.

Results of Operations – Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 30, 2017

Results of Operations

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months Ended
(in thousands)	June 30, 2018	June 30, 2017	$ Change	% Change
Direct hire placement services	$17,496	$8,578	$8,918	103.96%
Professional contract services	91,695	61,222	30,473	49.77%
Industrial contract services	16,165	18,824	(2,659)	-14.13%
Consolidated net revenues	$125,356	$88,624	$36,732	41.45%

The Company reported consolidated revenue of approximately $125.4 million for the fiscal nine month period ended June 30, 2018 compared to revenue of approximately $88.6 million for the fiscal nine month period ended June 30, 2017.

Contract staffing services contributed approximately $107.8 million or approximately 86% of consolidated revenue and direct hire placement services contributed approximately $17.5 million or approximately14% of consolidated revenue for the fiscal nine month period ended June 30, 2018. This compares to contract staffing services revenue of approximately $80 million, or approximately 90% of consolidated revenue and direct hire placement revenue of approximately $8.6 million or approximately 10% of consolidated revenue, respectively, for the fiscal nine month period ended June 30, 2017.

The overall increase in contract staffing services revenue of approximately $27.8 million for the fiscal nine month period ended June 30, 2018 compared to the comparable fiscal nine month period ended June 30, 2017 was attributable to the acquisition of SNI, which increased the direct hire placement and professional contract services significantly in the nine months ended June 30, 2018. Offsetting these increases relative the Company’s pro forma results for the fiscal nine month period ended June 30, 2018 including SNI, were the effects of a reduction in the temporary workforce requirements of a few key customers in the industrial services division and the strategic actions instituted by management primarily in the professional services division to reduce the number of unproductive or underperforming full time personnel including recruiters, account representatives, sales professionals and related administrative support staff. In addition, some of the decline in revenue was a natural result of certain office consolidations and office closures that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Direct hire placement revenue for the fiscal nine month period ended June 30, 2018 increased by approximately $8.9 million over the comparable fiscal nine month period ended June 30, 2017 due to the acquisition of SNI and during the most recent quarter, increased productivity from a smaller number of dedicated direct hire placement personnel. GEE Group expects to selectively increase revenue producing headcount in key markets and industry verticals. The professional contract services revenue together with the direct hire placement revenue for the quarter includes business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. GEE Group’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing, which represents approximately 87% of total revenue for the fiscal nine month period ended June 30, 2018.

Industrial contract services revenue decreased by approximately $2.7 million for the fiscal nine month period ended June 30, 2018 to approximately $16.2 million from $18.8 million reported for the fiscal nine month period ended June 30, 2017. To improve overall performance in the industrial services division, the Company has implemented an aggressive sales incentive program, streamlined branch operations and increased its focus on obtaining better pricing from new and existing accounts. GEE Group expects that the aforementioned actions coupled with new and expanded services offered to customers will contribute to enhanced financial performance from that segment.

Cost of Contract Services

Cost of services includes wages and related payroll taxes and employee benefits of the Company's employees while they work on contract assignments. Cost of contract services for the nine months ended June 30, 2018 increased by approximately 34% to approximately $81.2 million compared with approximately $60.5 million for the nine months ended June 30, 2017. The overall increase in cost of contract services of approximately $20.7 million for the fiscal nine month period ended June 30, 2018 compared to the comparable fiscal nine month period ended June 30, 2017 was mainly attributable to the acquisition of SNI.

Gross Profit percentage by segment:

	Nine months ended
	June 30, 2018	June 30, 2017
Direct hire placement services	100.00%	100.00%
Professional contract services	14.15%	14.69%
Industrial contract services	26.55%	26.87%
Comined Gross Profit Margin %(1)	35.19%	31.77%

__________

(1)	Includes gross profit from direct hire placements, which all associated costs are recorded as selling, general and administrative expenses.

GEE Group’s overall staffing services gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the fiscal nine month period ended June 30, 2018 was approximately 35.2% versus approximately 31.8% for the fiscal nine month period ended June 30, 2017. The change in the gross margin was due to an overall change in revenue mix for the fiscal nine month period ended June 30, 2018, led by the significant increase in direct hire placement revenues.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.6% for the fiscal nine month period ended June 30, 2018 compared to approximately 26.9% for the fiscal nine month period ended June 30, 2017. The change in professional contract staffing services gross margin was primarily due to increased revenue from VMS, MSP, MSA and other volume corporate accounts that occurred in this year’s fiscal third quarter, all of which typically have lower gross margins and lower costs of delivery and specialty revenue mix composition (information technology (IT), engineering, healthcare and finance and accounting).

The Company’s industrial staffing services gross margin for the fiscal nine month period ended June 30, 2018 was approximately 14.2% versus approximately 14.7% for the fiscal nine month period ended June 30 2017. The decrease in industrial services gross margin was due to several factors including customer revenue mix, competitive pricing and contract labor costs.

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

GEE’s selling, general and administrative expenses (SG&A) for the fiscal nine month period ended June 30, 2018 decreased as a percentage of revenue and was approximately 28.6%, compared to approximately 28% of revenue for the fiscal nine month period ended June 30, 2017. SG&A for the fiscal nine month period ended June 30, 2018 increased by approximately $11 million as compared to the fiscal nine month period ended June 30, 2017 primarily as the result of the acquisition of SNI. The increase in SG&A for the fiscal nine month period ended June 30, 2018 over SG&A reported the fiscal nine month period ended June 30, 2017 attributable to the SNI acquisition has been offset by lower SG&A reported in the fiscal third quarter ended June 30, 2018 of approximately $3.4 million, or 22%, as compared to the prior year’s fiscal third quarter. This decrease in the quarter was primarily related to strategic initiatives implemented by corporate and regional management to lower personnel costs by rightsizing the number of sales and recruitment full time employees (FTE’s) and related ancillary costs, consolidation of various office locations resulting in a reduction in rent and other expenses, leverage from implementation of shared services, economies of scale gained from reduced pricing obtained from vendors, continued integration of the SNI acquisition and by streamlining field operations and related expenses. Management continues efforts to reduce SG&A as the Company obtains synergies from further back office consolidation and related efficiencies.

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses. These include operating expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. These costs were approximately $1.7 million for the fiscal nine month period ended June 30, 2018 and decreased by approximately $600,000 from approximately $2.3 million reported in the fiscal nine month period ended June 30, 2017.

Total operating expenses for the fiscal nine month period ended June 30, 2018, including SG&A, acquisition, integration and restructuring expenses, and depreciation and amortization, increased by approximately $12.2 million, primarily as the result of the SNI acquisition. This increase was partially offset by a net decrease reported during the fiscal third quarter ended June 30, 2018 of approximately $5.4 million, or approximately 27.6%, from those reported in the fiscal third quarter ended June 30, 2017, also primarily related to the strategic productivity and cost saving initiatives described above.

Amortization Expense

Amortization expense for the nine months ended June 30, 2018, increased $1,891,000, or 82% compared with the prior period, primarily as a result of the acquisition of SNI in April 2017 and the related amortization of their identified intangible assets.

Interest Expense

Interest expense for the nine months ended June 30, 2018, increased by approximately $5,251,000 or 168% compared with the same period last year primarily as a result of the newly obtained long-term debt, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions. Interest expense includes non-cash payments in kind ("PIK") of the Company's common stock of approximately $1,997,000 for the fiscal 2018 nine months ended June 30, 2018.

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

The following table sets forth certain consolidated statements of cash flows data:

	Nine Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Cash flows provided by (used in) operating activities	$698	$(843)
Cash flows used in investing activities	$(224)	$(25,335)
Cash flows (used in) provided by financing activities	$(622)	$26,504

The Company experienced significant net losses for it most recent fiscal year ended September 30, 2017, and for the nine months ended June 30, 2018. Management has implemented a strategy which included cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of subordinated debt, preferred stock and/or common stock, to improve the overall profitability and cash flows of the Company.

As of June 30, 2018, the Company had cash of approximately $2,637,000, which was a decrease of approximately $148,000 from approximately $2,785,000 at September 30, 2017. Negative working capital at June 30, 2018 was approximately $2,127,000, as compared to working capital of approximately $1,588,000 for September 30, 2017. The net loss for the nine months ended June 30, 2018, was approximately $6,556,000.

Net cash provided by (used in) operating activities for the nine months ended June 30, 2018 and 2017 was approximately $698,000 and $(843,000), respectively. The positive operating cash flow in the fiscal nine month period ended June 30, 2018 corresponds with positive income from operations and other net changes in working capital.

At June 30, 2018, there was approximately $403,000 of accrued interest that was payable with the Company’s common stock.

Net cash used in investing activities for the nine months ended June 30, 2018 and 2017 was approximately $(224,000) and $(25,335,000), respectively. The primary use of cash during the nine months ended June 30, 2018 was for acquisition of furniture and equipment. The primary use of cash for the nine months ended June 30, 2017 was associated with the acquisition of SNI.

Net cash flows (used in) provided by financing activities for the nine months ended June 30, 2018 was approximately $(622,000) compared to approximately $26,504,000 in the nine months ended June 30, 2017. Fluctuations in financing activities are attributable to the net borrowings of the revolving credit facility, offset by payments on other debt.

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

On the Closing Date of the Credit Agreement, the Company borrowed $48,750,000 from term loans and borrowed approximately $7,476,316 from the Revolving Credit Facility for a total of $56,226,316, which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement. Amounts borrowed under the Credit Agreement also may be used by the Company to partially fund capital expenditures, provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders.

The Credit Agreement contains certain financial covenants applicable to both the Revolving Credit Facility and Term Loan. In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

The Company did not meet its financial loan covenants at June 30, 2018 or at March 31, 2018, previously. On May 15, 2018, the Company obtained a temporary waiver from its lenders for the missed financial covenants at March 31, 2018.

On August 10, 2018, the Company and its subsidiaries, as Borrowers, entered into a third amendment and third waiver (the “Third Amendment and Waiver”) to the Credit Agreement. Pursuant to the Third Amendment and Waiver, the Lenders have agreed to modify the definition of EBITDA in the Credit Agreement to allow for the recognition and exclusion of certain additional acquisition, integration and restructuring expenses not previously specified and to provide a temporary waiver for any Defaults and Events of Default under the Credit Agreement that have solely arisen by reason of the Company failing to comply with the financial covenants of the Credit Agreement for the period ending June 30, 2018.

Although there can be no absolute assurance, management believes that the conditions that led to the inability to achieve compliance with the financial covenants of the Credit Agreement at June 30, 2018 and March 31, 2018 are improving and continues to forecast results that indicate that the Company will return to compliance with applicable future financial covenants.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on June 30, 2018, are approximately $7,738,000. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on June 30, 2018, are approximately $2,442,000.

Management believes that the future cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide sufficient liquidity for the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2018, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2018, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's third quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On August 10, 2018, the Company and its subsidiaries, as Borrowers, entered into a third amendment and third waiver (the “Third Amendment and Waiver”) to the Credit Agreement. Pursuant to the Third Amendment and Waiver, the Lenders have agreed to modify the definition of EBITDA in the Credit Agreement to allow for the recognition and exclusion of certain additional acquisition, integration and restructuring expenses not previously specified and to provide a temporary waiver for any Defaults and Events of Default under the Credit Agreement that have solely arisen by reason of the Company failing to comply with the financial covenants of the Credit Agreement for the period ending June 30, 2018. A copy of the Third Amendment and Waiver together with the Deposit Account Control Agreement, dated as of August 8, 2018 are filed as Exhibits 10.1 and 10.2 to this quarterly report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.1

Third Amendment, dated as of August 10, 2018, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP.

10.2	Deposit Account Control Agreement, dated as of August 8, 2018, by and among GEE Group, Inc., MGG Investment Group LP, as the Lender and Bank of America, N.A.

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEE GROUP INC.
(Registrant)

Date: August 14, 2018	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

