Form 10-K
period 2018-09-30
GEE Group Inc.
filed 2018-12-27
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2018

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

184 Shuman Blvd., Suite 420, Naperville, IL
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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2018 was 8,129,826 x $2.64 = $21,462,741.

The number of shares outstanding of the registrant’s common stock as of December 17, 2018 was 11,204,635.

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

The Company has several subsidiary corporations all of which are wholly owned and consolidated under GEE Group, Inc. The Company’s material operating subsidiaries include Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Triad Logistics, Inc., and Triad Personnel Services, Inc. In addition, the Company and its operating subsidiaries own and operate under other trade names, including Ashley Ellis, Certes Financial Professionals, General Employment Enterprises and Omni One.

Recent Acquisitions

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

The Company entered into an Agreement and Plan of Merger dated as of March 31, 2017 (the “Merger Agreement”) by and among the Company, GEE Group Portfolio, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, (the “GEE Portfolio”), SNI Holdco Inc., a Delaware corporation (“SNI Holdco”), Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society (“Thrivent”), Madison Capital Funding, LLC, a Delaware limited liability company (“Madison”) and Ronald R. Smith, in his capacity as a stockholder (“Mr. Smith” and collectively with Smith Holdings, LLC, Thrivent and Madison, the “Principal Stockholders”) and Ronald R. Smith in his capacity as the representative of the SNIH Stockholders (“Stockholders’ Representative”). The Merger Agreement provided for the merger subject to the terms and conditions set forth in the Merger Agreement of SNI Holdco with and into GEE Portfolio pursuant to which GEE Portfolio would be the surviving corporation (the “Merger”). The Merger was consummated on April 3, 2017. As a result of the Merger, GEE Portfolio became the owner 100% of the outstanding capital stock of SNI Companies, a Delaware corporation and a wholly-owned subsidiary of SNI Holdco (“SNI Companies” and collectively with SNI Holdco, the “Acquired Companies”).

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

On April 3, 2017, the Company paid to certain SNIH Stockholders as part of the Merger Consideration (i) an aggregate of approximately $18,550,000 in cash, (ii) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Convertible Subordinated Notes and (iii) an aggregate of 5,926,000 shares of its Series B convertible preferred stock. The 9.5% Notes mature on October 3, 2021 . The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. The Series B Convertible Preferred Stock has a liquidation preference of $4.86 per share. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share.

At Closing, $1.5 million of the cash of the Merger Consideration was retained by the Company (the “Working Capital Reserve Fund”) and is subject to payment and adjustment as follows. The Merger Consideration will be adjusted (positively or negatively) based upon the difference in the book value of the Closing Net Working Capital (as defined in the Merger Agreement) as compared to the Benchmark Net Working Capital (as defined in the Merger Agreement) of $9.2 million (such difference to be called the “NWC Adjustment Amount”). If the NWC Adjustment Amount is positive, the Merger Consideration will be increased by the NWC Adjustment Amount. If the NWC Adjustment Amount is negative, the Merger Consideration will be decreased by the NWC Adjustment Amount. If the Merger Consideration increases, then the Company will pay the Stockholders’ Representative account for payment to SNIH Stockholders the amount of the increase plus the Working Capital Reserve Fund in immediately available funds within three (3) business days of a final determination thereof. If the Merger Consideration decreases, then SNIH Stockholders will pay the amount of the decrease to the Company within three (3) business days of a final determination thereof, which first shall be funded from the Working Capital Reserve Fund (which shall be credited to the SNIH Stockholders). If the amount of the Merger Consideration decrease exceeds the Working Capital Reserve Fund, then the SNIH Stockholders, will pay the difference to the Company, severally, not jointly, in accordance with their SNIH Ownership Proportion (as defined in the Merger Agreement), in immediately available funds within twenty (20) days of a final determination. If the Working Capital Reserve Fund exceeds the payment due from SNIH Stockholders then the remaining balance of those funds after the payment to the Company shall be paid to the Stockholders’ Representative’s account for payment to the SNIH Stockholders in immediately available funds.

Services Provided

The Company and its subsidiaries provide the following services: (a) professional placement services specializing in the placement of information technology, engineering, medical data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and accounting professionals for direct hire and contract staffing, and (b) temporary staffing services in light industrial staffing.

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

The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services.

The Company’s operating subsidiaries and service verticals served under each of its operating divisions are as follows:

Access Data Consulting provides higher-end IT consulting and IT contract staffing services including project management support to businesses regionally and throughout the U.S.

Agile Resources delivers unique CIO advisory services and IT project support resources in the areas of application architecture and delivery, enterprise operations, information lifecycle management and project management all with flexible delivery options

Ashley Ellis works with C-suite and senior executives to offer full cycle engineering and IT contract staffing services, with a focus on business intelligence, application development and network infrastructure, to clients throughout the U.S.

General Employment Enterprises is the oldest brand and primarily provides direct hire placements for Accounting and Engineering, with an emphasis on mechanical, manufacturing and equipment maintenance, clients throughout the Midwest

Omni One specializes in technical and professional direct-hire and contract staffing solutions, for manufacturing and engineering clients primarily spread-out through the Midwest

Paladin Consulting provides IT, Accounting and Human Resource contract staffing through Resource Process Outsourcing (RPO), Managed Service Provider (MSP) and Vendor Management (VMS) capabilities

Scribe Solutions provides Emergency Room and Physician Practices with highly trained medical scribes for personal assistant work in connection with electronic medical records (EMR)

SNI Companies provides recruitment and both direct hire and contract staffing services, specializing in Admin, Accounting, Finance, Banking, and IT, to fourteen major U.S. metropolitan markets

Triad Staffing provides light industrial contract labor for all phases of manufacturing and assembly, warehousing, packing and shipping, custodial and general labor operations throughout Ohio

Business Strategy

GEE Group Inc.’s business strategy is multi-dimensional and encompasses both organic growth and growth through strategic acquisitions. Since 2015, the Company has completed five acquisitions, the most recent of which was SNI which to date has been its largest. The main tenants of the Company’s strategy are to:

•	Provide innovative solutions for clients delivered through an enhanced menu of professional service offerings in the Company’s existing markets and comprised of multiple specialties, including IT, Finance and Accounting, Engineering, and Healthcare;

•	Enter fastest growing markets by leveraging strategic customer relationships and through geographic footprint expansion with a complete menu of service offerings;

•	Create national wholesale division for IT and aggressively pursue MSP & VMS accounts; and

•	Capitalize on commercial opportunities following shortages of blue collar, office clerical and service workers, as the current economy returns to sustained growth and with a particular focus on logistics and E-Commerce.

The percentage of revenues derived from each of the Company’s direct hire and contract services lines are as follows:

	Fiscal
	2018	2017
Direct hire placement services	13.9%	10.9%
Professional contract services	73.0%	70.7%
Industrial contract services	13.1%	18.4%

Marketing

The Company markets its staffing services using its corporate and trade names in their respective vertical markets. As of September 30, 2018, we operated thirty-four branch offices in downtown or suburban areas of major U.S. cities in thirteen states. We have one office located in each of Arizona, Connecticut, Georgia, Minnesota, New Jersey, Virginia and Washington DC, three offices in Colorado and Illinois, four offices in Massachusetts and Texas, six offices in Ohio and seven offices in Florida.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins which list candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2018 or fiscal 2017.

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

Employees

As of September 30, 2018, the Company had approximately 389 regular employees and the number of contract service employees varied week to week from a minimum of approximately 2,735 to a maximum of 3,539.

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

Item 1A. Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company experienced net losses for the years ended September 30, 2018 and 2017. Among the consequences of the net losses experienced, the Company has been required to obtain amendments and waivers for missed covenants under its senior revolving credit, term loan and security agreement. Other possible consequences of recurring net losses include, but are not limited to, asset impairments, negative cash flows and possibly the inability of the Company to continue operating as a going concern. Management has taken definitive actions to improve operations, reduce costs and improve operating profitability, and position the Company for future growth. The Company also is seeking replacement financing with a view towards reducing its borrowing costs. However, there are no assurances that the Company will be able to generate sufficient revenue to meet its operating expenditures or operate profitably in the future.

RECENT GLOBAL TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit, our ability to refinance debt and disrupting our customers’ businesses, which are heavily dependent on retail and e-commerce transactions. Although we currently believe that we will be able to obtain the necessary financing in the future, there is no assurance that these institutions will be able or willing to loan us the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for acquisitions and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

WE DEPEND ON ATTRACTING, INTEGRATING, MANAGING, AND RETAINING QUALIFIED PERSONNEL.

Our success depends upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to fulfill our clients’ needs. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors or modifications to our total compensation philosophy or competitor hiring programs. If we cannot attract, hire and retain qualified personnel, our business, financial condition and results of operations would be negatively impacted. Our future success also depends upon our ability to manage the performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income.

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

INTERRUPTION OF THE COMPANY’S BUSINESS COULD RESULT FROM INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The U.S. economy in general is being adversely affected by terrorist activities and potential activities. Any economic downturn could adversely impact the Company’s results of operations, impair the Company’s ability to raise capital or otherwise adversely affect the Company’s ability to grow the business. It is impossible to predict how this may affect the Company’s business or the economy in the U.S. and in the world. In the event of further threats or acts of terrorism, the Company’s business and operations may be severely and adversely affected.

SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODEL COULD HURT SHORT-TERM RESULTS.

The Company’s present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (for example, building market share before the Company’s competitors). Any such alteration or replacement of the Company’s current business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. The Company cannot assure that any adjustment or change in the business and revenue model would prove to be successful whether adopted in response to industry changes or for other reasons.

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

We incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. These applicable rules and regulations significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly than privately owned companies that are not SEC registrants. This also may divert management’s attention from other business concerns, which must be balanced so as not to cause material adverse effects on our business, financial condition and results of operations. We also believe compliance risks associated with these rules and regulations tend to make it more difficult and expensive to obtain director and officer liability insurance and could result in our need to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

WE COULD BE HARMED BY IMPROPER DISCLOSURE OR LOSS OF SENSITIVE OR CONFIDENTIAL COMPANY, EMPLOYEE, ASSOCIATE OR CLIENT DATA, INCLUDING PERSONAL DATA.

In connection with the operation of our business, we store, process and transmit a large amount of data, including personnel and payment information, about our employees, clients, associates and candidates, a portion of which is confidential and/or personally sensitive. In doing so, we rely on our own technology and systems, and those of third-party vendors we use for a variety of processes. We and our third-party vendors have established policies and procedures to help protect the security and privacy of this information. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

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

WE COULD BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH ACQUISITIONS AND JOINT VENTURES.

We intend to expand our business through acquisitions of, or investments in joint ventures with, complementary businesses, technologies, services or products, subject to our business plans and management's ability to identify, acquire and develop suitable acquisition or investment targets in both new and existing service categories. In certain circumstances, acceptable acquisition or investment targets might not be available. Acquisitions involve a number of risks, including: (1) difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure; (2) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (3) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (4) difficulty maintaining the quality of services that such acquired companies have historically provided; (5) potential legal and financial responsibility for liabilities of acquired businesses; (6) overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements; (7) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; (8) challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business; (9) failure to retain, motivate and integrate key management and other employees of the acquired business; and (10) loss of customers and a failure to integrate customer bases.

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

The use of our common stock or other securities (including those that might be convertible into or exchangeable or exercisable for our common stock) to finance any such acquisition may also result in dilution of our existing shareholders.

The potential risks associated with recent and future acquisitions could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

OUR ABILITY TO UTILIZE OUR NET OPERATING CARRYFORWARDS AND CERTAIN OTHER TAX ATTRIBUTES MAY BE LIMITED.

Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically, three years).

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in Jacksonville Florida which expires in 2020.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Triad Personnel Services and Triad Staffing. As of September 30, 2018, we operated thirty-four branch offices in downtown or suburban areas of major U.S. cities in thirteen states. We have one office located in each of Arizona, Connecticut, Georgia, Minnesota, New Jersey, Virginia and Washington DC, three offices in Colorado and Illinois, four offices in Massachusetts and Texas, six offices in Ohio and seven offices in Florida.

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

Item 3. Legal Proceedings.

As of September 30, 2018, the Company was not a party to any material legal proceedings.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2018:
High	$3.25	$3.05	$3.09	$3.45
Low	$2.16	$2.00	$2.45	$2.46

Fiscal 2017:
High	$5.58	$7.00	$5.58	$5.27
Low	$2.81	$4.99	$4.06	$3.83

Holders of Record

There were approximately 696 holders of record of the Company’s common stock on September 30, 2018.

Dividends

No dividends were declared or paid during the years ended September 30, 2018 and September 30, 2017. We do not anticipate paying any cash dividends for the foreseeable future.

During the years ended September 30, 2018 and September 30, 2017, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2018, there were stock options outstanding under the Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2018 and September 30, 2017 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant. The maximum number of shares that may be granted under the 2013 Plan is 4,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

(number of shares in thousands)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,075	$3.78	1,925	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	2,075	$3.78	1,925	(1)
_________________
(1) Includes only the number of securities that could be issuable under the 2013 Plan.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. Item 7 should be read in conjunction with the information contained in “Forward-Looking Statements” at the beginning of this report and with the Consolidated Financial Statements and Notes thereto included in Item 8. References such as the “Company,” “we,” “our” and “us” refer to GEE Group Inc. and its consolidated subsidiaries.

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our light industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, a Delaware corporation (“SNI”) expanded our geographical footprint within the placement and contract staffing of information technology.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Triad Personnel Services and Triad Staffing. As of September 30, 2018, we operated thirty-four branch offices in downtown or suburban areas of major U.S. cities in thirteen states. We have one office located in each of Arizona, Connecticut, Georgia, Minnesota, New Jersey, Virginia and Washington DC, three offices in Colorado and Illinois, four offices in Massachusetts and Texas, six offices in Ohio and seven offices in Florida.

Management has implemented a strategy which includes cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company. The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services. We believe our current segments complement one another and position us for future growth.

Results of Operations

Fiscal year ended September 30, 2018 (“fiscal 2018”), and fiscal year ended September 30, 2017 (“fiscal 2017”)

Net Revenues

Consolidated net revenues are comprised of the following:

	Fiscal
(in thousands)	2018	2017	$ Change	% Change
Professional contract services	$120,580	$95,396	$25,184	26.4%
Industrial contract services	21,648	24,851	(3,203)	-12.9%
Total professional and industrial contract services	142,228	120,247	21,981	18.3%

Direct hire placement services	23,056	14,731	8,325	56.5%
Consolidated net revenues	$165,284	$134,978	$30,306	22.5%

Contract staffing services contributed $142.2 million or approximately 86% of consolidated revenue and direct hire placement services contributed $23.1 million or approximately 14% of consolidated revenue for fiscal 2018. This compares to contract staffing services revenue of $120.2 million, or approximately 89% of consolidated revenue and direct hire placement revenue of $14.7 million or approximately 11% of consolidated revenue, respectively, for fiscal 2017.

The overall increase in contract staffing services revenue of $22.0 million, or 18.3% for fiscal 2018 compared to fiscal 2017 was attributable to the acquisition of SNI, which increased the direct hire placement and professional contract services significantly in fiscal 2018. Offsetting these increases were reductions corresponding with strategic actions instituted by management primarily in the professional services division to reduce the number of unproductive or underperforming full time personnel including recruiters, account representatives, sales professionals and related administrative support staff and to a lesser extent, reductions in the temporary workforce requirements of a few key customers in the industrial services division. In addition, some of the decline in revenue was a natural result of certain office consolidations and office closures that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Industrial contract services revenue decreased by $3.2 million for fiscal 2018 to $21.6 million from $24.8 million in fiscal 2017. To improve overall performance in the industrial services division, the Company has implemented an aggressive sales incentive program, streamlined branch operations and increased its focus on obtaining better pricing from new and existing accounts. Although revenues are lower for fiscal 2018 than for fiscal 2017, the Company believes that the aforementioned actions coupled with new and expanded services offered to customers have also contributed to the increased gross margins relative to revenues from that segment for fiscal 2018 as compared with fiscal 2017.

Direct hire placement revenue for fiscal 2018 increased by $8.3 million over fiscal 2017 due to increased productivity from a smaller number of dedicated direct hire placement personnel. The Company expects to selectively increase revenue producing headcount in key markets and industry verticals. The professional contract services revenue together with the direct hire placement revenue for the year includes business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing, which represents approximately 86.9% (comprised of professional contract services and direct hire placement services) of total revenue for fiscal 2018.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company's contract services employees, and certain other employee-related costs, while they work on contract assignments. Cost of contract services for fiscal 2018 increased by approximately 18.2% to $106.4 million compared to fiscal 2017 of $90.0 million. The $16.4 million increase in cost of contract services for fiscal 2018 compared to fiscal 2017 was primarily attributable to the acquisition of SNI and the associated increased billings noted above.

Gross Profit percentage by service:
	Fiscal
(in thousands)	2018	2017
Professional contract services	26.5%	27%
Industrial contract services	17.9%	16.5%
Consolidated professional and industrial services	25.2%	25.2%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	35.7%	33.3%

_____________

(1) Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for fiscal 2018 was approximately 35.7% versus approximately 33.3% for the fiscal 2017. The change in the overall gross margin from the comparable prior fiscal year was due to an overall change in revenue mix for fiscal 2018, led by the significant increase in direct hire placement revenues attributable to SNI.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.5% for fiscal 2018 compared to approximately 27.4% for fiscal 2017. The change in professional contract staffing services gross margin was primarily due to increased revenue from Vendor Management Systems (“VMS”), Managed Service Providers (“MSP”), Master Service Agreements (“MSA”) and other volume corporate accounts that occurred in fiscal 2018 and all of which typically have lower gross margins. Other differences in the composition of revenues among the specialties served by the Company (information technology, engineering, healthcare, finance and accounting and others) also contributed to the change in the professional contract services gross profit and margin.

The Company’s industrial staffing services gross margin for fiscal 2018 was approximately 17.9% versus approximately 16.5% for fiscal 2017. As discussed under Net Revenues above, to improve overall performance in the industrial services division, the Company has implemented an aggressive sales incentive program, streamlined branch operations and increased its focus on obtaining better pricing from new and existing accounts. The Company believes that these actions coupled with new and expanded services offered to customers have also contributed to the increase in industrial contract services gross margins relative to revenues for fiscal 2018 as compared with fiscal 2018.

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

In addition to depreciation and amortization, which are broken out and reported separately in the consolidated income statements from other selling, general and administrative expenses (SG&A), GEE separately reports SG&A expenses incurred that are related to acquisition, integration and restructuring activities. These include expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, and other costs incurred related to acquisitions, including associated legal and professional costs. Management believes reporting these expenses separately from other SG&A provides useful information when comparing and considering GEE’s operating results and activities with other entities.

GEE’s SG&A for fiscal 2018 excluding depreciation, amortization and acquisition, integration and restructuring expenses, increased by approximately $7.9 million as compared to fiscal 2017 primarily as the result of the acquisition of SNI. SG&A for fiscal 2018, excluding depreciation, amortization and acquisition, integration and restructuring expenses, as a percentage of revenue decreased to approximately 28.7%, compared to approximately 29.3% of revenue for fiscal 2017. The net decrease in the ratio of SG&A, excluding depreciation, amortization and acquisition, integration and restructuring expenses, to revenue was the result of a combination of factors. These included strategic initiatives implemented by corporate and regional management to lower personnel costs by rightsizing the number of sales and recruitment full time employees (FTE’s) and related ancillary costs, resulting in a reduction in rent and other expenses, leverage from implementation of shared services, economies of scale gained from reduced pricing obtained from vendors; much of which was associated with the continued integration of the SNI acquisition and related streamlining of field operations and related expenses.

Acquisition, Integration and Restructuring Expenses

As discussed above, the Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses. These costs, which were $3.1 million in fiscal 2018, increased by $0.2 million from $2.9 million in fiscal 2017, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. For fiscal 2018 and fiscal 2017, such costs incurred were primarily associated with the SNI acquisition.

Depreciation Expense

Depreciation expense for fiscal 2018, decreased $36.0 thousand, or 8% compared with fiscal 2017, primarily as a result of strategic initiatives related to the consolidation of various office locations.

Amortization Expense

Amortization expense for fiscal 2018, increased $2.1 million, or 58% compared with the fiscal 2017, primarily as a result of the SNI acquisition and the related amortization of their identified intangible assets which included a full year of amortization in fiscal 2018 compared to a partial year in fiscal 2017.

Income (Loss) from Operations

Income (loss) from operations improved $3.9 million to income of $2.5 million in fiscal 2018 from a $(1.4) million loss in fiscal 2017. Before the effect of the $2.0 million net increase in depreciation and amortization combined, income from operations improved by $5.9 million from fiscal 2017 to fiscal 2018.

Change in Acquisition Deposit for Working Capital Guarantee

As of September 30, 2018, the SNI Merger Consideration held in the Working Capital Reserve Fund of $1.5 million was reduced by $0.6 million (“NWC Adjustment Amount”), following completion of the process provided for in the Merger Agreement, in which an independent accounting firm (the “firm”) was engaged to review related working capital-related claims made by the Company against such funds. As a result of the firm’s findings, the Company has recognized and reported a corresponding gain in its consolidated statement of operations for the fiscal year ended September 30, 2018.

Loss on Extinguishment of Debt

There is no loss on extinguishment of debt for fiscal 2018. Loss on the extinguishment of debt for fiscal 2017, was $994.0 thousand, due to the change of the revolving credit facility and other subordinated debt during fiscal 2017.

Interest Expense

Interest expense for fiscal 2018, increased $5.5 million, or approximately 92% compared with fiscal 2017 primarily as a result of the newly obtained long-term debt in fiscal 2017, the interest expense for acquisition payments and higher average borrowings related to the new acquisitions.

Provision for Income Taxes

The Company recognized a tax benefit of approximately $0.8 million primarily associated with recognition of the newly adopted Tax Cuts and Jobs Act enacted in fiscal 2018. The Company recognized a tax benefit of approximately $6.0 million mostly due to realization of net operating loss and change in valuation allowance in fiscal 2017.

Net Loss

The Company incurred net losses for fiscal 2018 and fiscal 2017 of $7.6 million and $2.4 million, respectively. Also impacting 2018 results were increases of $2.0 million in depreciation and amortization and $5.5 million in interest expense, which by themselves, accounted for substantially the entire net loss in fiscal 2018.

Liquidity and Capital Resources

Overview

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal
(in thousands)	2018	2017
Cash flows provided by operating activities	$1,507	$222
Cash flows used in investing activities	$(324)	$(25,606)
Cash flows (used in) provided by financing activities	$(755)	$25,641

At September 30, 2018, the Company had $3.2 million of cash which was an increase of approximately $0.4 million from approximately $2.8 million at September 30, 2017.  At September 30, 2018, the Company had working capital of $13.1 million compared to $9.5 million of working capital at September 30, 2017.

The increase in net cash provided by operating activities for fiscal 2018 as compared with fiscal 2017, corresponds with the increase in income from operations before depreciation and amortization offset by the increase in interest expense on the Company’s senior debt during fiscal 2018 as compared with fiscal 2017.

The primary uses of cash for investing activities were for the acquisition of property and equipment in fiscal 2018 and for the acquisition of SNI in fiscal 2017.

Cash flow used in financing activities for fiscal 2018 was primarily for payments on our term loan offset by proceeds from the revolving credit facility. Cash flow provided by financing activities for fiscal 2017 was primarily from the new term-loan and net borrowings of the Revolving Credit Facility.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on September 30, 2018, are approximately $3.1 million. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on September 30, 2018, are approximately $2.2 million.

In recent years, the Company has incurred significant net losses. Management has implemented a strategy which includes cost reduction efforts as well as identifying strategic acquisitions, financed primarily through the issuance of equity and debt, to improve the overall profitability and cash flows of the Company. Management currently expects that the combination of future cash flow from operations and the availability of borrowings under the Revolving Credit Facility will provide sufficient liquidity for the next 12 months.

Revolving Credit Facility and Term Loan

On March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank National Association (“PNC”), and certain investment funds managed by MGG Investment Group LP (“MGG”). Initial funds were distributed on April 3, 2017, the closing date to repay the existing indebtedness, pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of the SNI Companies.

Under the terms of the Credit Agreement, the Company may borrow up to $73.8 million consisting of a four-year term loan in the principal amount of $48.8 million and revolving loans in a maximum amount up to the lesser of (i) $25.0 million or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on March 31, 2021.

On the closing date of the Credit Agreement, the Company borrowed $48.8 million from term loans and borrowed approximately $7.5 million from the Revolving Credit Facility for a total of $56.2 million, which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement. Amounts borrowed under the Credit Agreement also may be used by the Company to partially fund capital expenditures, provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders.

The Credit Agreement contains certain covenants applicable to both the Revolving Credit Facility and Term Loan. . In addition to the financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

The Company did not meet its financial loan covenants at September 30, 2018 or at June 30, 2018 or March 31, 2018, previously. On May 15, 2018, the Company obtained a temporary waiver from its lenders for the missed financial covenants at March 31, 2018. On August 10, 2018, the Company and its subsidiaries, as Borrowers, entered into a third amendment and waiver (the “Third Amendment and Waiver”) to the Credit Agreement. Pursuant to the Third Amendment and Waiver, the Lenders agreed to modify the definition of EBITDA in the Credit Agreement to allow for the recognition and exclusion of certain additional acquisition, integration and restructuring expenses not previously specified and to provide a temporary waiver for any Defaults and Events of Default under the Credit Agreement that have solely arisen by reason of the Company failing to comply with the financial covenants of the Credit Agreement for the period ending June 30, 2018.

On December 27, 2018, the Company and its subsidiaries, as Borrowers, entered into a fourth amendment and waiver (the “Fourth Amendment and Waiver”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fourth Amendment and Waiver, the Company and its Lenders have negotiated and agreed to a temporary waiver for non-compliance with the financial covenants under the Credit Agreement as of September 30, 2018, and amendments to the financial covenants and to the remaining scheduled principal payments.

Management has taken definitive actions to improve operations, reduce costs and improve profitability, and position the Company for future growth. The Company also is seeking replacement financing with a view towards lowering its borrowing costs. Based on its current projections, management expects that the Company can meet its future debt service requirement and comply with its financial covenants and other commitments, as amended in the Fourth Amendment and Waiver. However, the Company’s projections are based on assumptions and estimates about future performance and events, which are subject to change or other unforeseen conditions or uncertainties. As such, there can be no assurance that the Company will not fall into non-compliance with its loan covenants or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen in the future.

Subordinated Debt – Convertible and Non-Convertible

On October 2, 2015, the Company issued and sold a Subordinated Note in the aggregate principal amount of $4,185,000 to JAX Legacy – Investment 1, LLC (“Jax”) pursuant to a Subscription Agreement dated October 2, 2015 between the Company and Jax. On April 3, 2017, the Company and Jax amended and restated the Subordinated Note in its entirety in the form of the 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021 . The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 10% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). The 10% Note is subordinated in payment to the obligations of the Company to the lenders parties to the Credit Agreement, pursuant to a Subordination and Intercreditor Agreements, dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and Jax. The 10% Note issued to Jax is not registered under the Securities Act of 1933, as amended (the “Securities Act”). Jax is an accredited investor. The issuance of the 10% Note to Jax is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

On October 4, 2015, the Company issued to the sellers of Access Data Consulting Corporation a Promissory Note. Interest on the outstanding principal balance of the Promissory Note is payable at the rate of 5.5% per annum. The principal and interest amount of the Promissory Note is payable as follows: (i) for the first twelve months commencing on November 4, 2015 and ending on October 4, 2016, a monthly payment of approximately $57,000 in principal and interest, (ii) on October 4, 2016 a balloon payment of principal of $1,000,000, (iii) for the next twelve months commencing on November 4, 2016 and ending on October 4, 2017, a monthly payment of approximately $28,000 in principal and interest, (iv) on October 4, 2017 a balloon payment of principal of $1,202,000 and (v) on October 4, 2017 any and all amounts of previously unpaid principal and accrued interest. The Credit Agreement requires this loan to be subordinated to PNC and MGG.

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

Series B Convertible Preferred Stock

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

Off-Balance Sheet Arrangements

As of September 30, 2018, and 2017, and during the two years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Critical Accounting Policies and Estimates

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

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2018, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Recent Accounting Pronouncements.

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 3 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GEE Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GEE Group, Inc. (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two year period ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2012

Marlton, New Jersey

December 27, 2018

GEE GROUP INC. CONSOLIDATED BALANCE SHEETS

	September 30,
Amounts in thousands	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$3,213	$2,785
Accounts receivable, less allowances ($302 and $1,712, respectively)	20,755	23,178
Prepaid expenses and other current assets	2,266	3,014
Total current assets	26,234	28,977
Property and equipment, net	891	914
Goodwill	76,593	76,593
Intangible assets, net	29,467	35,049
Other long-term assets	416	282
TOTAL ASSETS	$133,601	$141,815

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,523	$3,243
Acquisition deposit for working capital guarantee	883	1,500
Accrued compensation	5,212	7,394
Short-term portion of subordinated debt	106	1,225
Short-term portion of term loan, net of discount	2,331	3,433
Other current liabilities	2,064	2,690
Total current liabilities	13,119	19,485
Deferred taxes	146	958
Revolving credit facility	11,925	7,904
Term loan, net of discounts	40,253	42,018
Subordinated debt	1,000	1,000
Subordinated convertible debt	16,685	16,685
Other long-term liabilities	583	369
Total long-term liabilities	70,592	68,934

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 5,816 and 5,926 at September 30, 2018 and September 30, 2017, respectively; liquidation value of the preferred series B stock is approximately $28,255 and $28,800 at September 30, 2018 and September 30, 2017, respectively	28,788	29,333
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 10,783
shares at September 30, 2018 and 9,879 shares at September 30, 2017	-	-
Additional paid in capital	44,120	39,517
Accumulated deficit	(23,018)	(15,454)
Total shareholders' equity	21,102	24,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$133,601	$141,815

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30,
Amounts in thousands except per share data	2018	2017

NET REVENUES:
Contract staffing services	$142,228	$120,247
Direct hire placement services	23,056	14,731
NET REVENUES	165,284	134,978

Cost of contract services	106,352	90,003
GROSS PROFIT	58,932	44,975

Selling, general and administrative expenses	47,406	39,498
Acquisition, integration and restructuring expenses	3,092	2,925
Depreciation expense	390	426
Amortization of intangible assets	5,582	3,527
INCOME (LOSS) FROM OPERATIONS	2,462	(1,401)
Change in acquisition deposit for working capital guarantee	617	-
Loss on extinguishment of debt	-	(994)
Interest expense	(11,502)	(5,995)
LOSS BEFORE INCOME TAX PROVISION	(8,423)	(8,390)
Provision for income tax	859	6,018
NET LOSS	$(7,564)	$(2,372)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,564)	$(2,372)

BASIC INCOME (LOSS) PER SHARE	$(0.74)	$(0.25)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	10,239	9,630

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock	Additional Paid	Accumulated	Shareholders'
(In Thousands)	Shares	In Capital	Deficit	Equity

Balance, September 30, 2016	9,379	$37,615	$(13,082)	$24,533

Share-based compensation	-	902	-	902

Exercise of stock warrants	500	1,000	-	1,000

Net loss	-	-	(2,372)	(2,372)

Balance, September 30, 2017	9,879	39,517	(15,454)	24,063

Share-based compensation	-	1,660	-	1,660

Issuance of stock for interest	794	2,400	-	2,400

Conversion of preferred Series B to common stock	110	543	-	543

Net loss	-	-	(7,564)	(7,564)

Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(In Thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,564)	$(2,372)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,972	3,953
Loss on disposal of assets	73	-
Stock option expense	1,660	902
Provision for doubtful accounts	454	1,521
Deferred income taxes	(812)	(6,012)
Amortization of debt discount and non cash extinguishment of debt	767	1,198
Interest expense paid with common stock	1,209	-
Change in acquisition deposit for working capital guarantee	(617)	-
Changes in operating assets and liabilities -
Accounts receivable	1,969	(2,393)
Acquisition deposit for working capital guarantee	-	1,500
Accounts payable	(720)	446
Accrued compensation	(2,182)	214
Other current items, net	1,291	1,240
Long-term liabilities	7	25
Net cash provided by operating activities	1,507	222

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(324)	(250)
Acquisition payments, net of cash acquired	-	(25,356)
Net cash used in investing activities	(324)	(25,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(3,634)	(19,951)
Payments on the debt related to acquisitions	(1,118)	(1,285)
Payments on senior debt	-	(609)
Proceeds from exercise of stock warrants	-	1,000
Payments on capital lease	(24)	(21)
Net proceeds from long-term debt	-	45,676
Net proceeds from revolving credit	4,021	831
Net cash (used in) provided by financing activities	(755)	25,641

Net change in cash	428	257

Cash at beginning of period	2,785	2,528

Cash at end of period	$3,213	$2,785

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$9,788	$3,383
Cash paid for taxes	$45	$247
Non-cash financing activities
Conversion of Series B Convertible Preferred Stock to common stock	$543	$-
Issuance of preferred stock for acquisition	$-	$29,333
Issuance of note payable for acquisition	$-	$12,500
Issuance of stock for extinguishment of debt	$-	$385
Acquisition of equiment with capital leases	$117	$-

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

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

The Company’s fiscal year begins on October 1 and ends on September 30 of each year. Fiscal 2018 and fiscal 2017 refer to the fiscal years ended September 30, 2018 and 2017, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.

Liquidity

The Company experienced significant net losses in fiscal 2018 and fiscal 2017. Management has implemented a strategy which includes cost reductions and consolidation of certain operating activities to gain efficiencies as well as identifying strategic acquisitions, financed primarily through a combination of the issuance of equity and debt, to improve the overall profitability and cash flows of the Company.

As of September 30, 2018, the Company had cash of approximately $3.2 million which was an increase of approximately $0.4 million from approximately $2.8 million at September 30, 2017. Working capital at September 30, 2018 was approximately $13.1 million, as compared to working capital of approximately $9.5 million for September 30, 2017.

Management currently expects that the combination of future cash flow from operations and the availability under the Revolving Credit Facility will provide sufficient liquidity for the next 12 months. See Note 6, for a further discussion of the terms, conditions, status and related matters regarding the Company’s Revolving Credit, Term Loan and Security Agreement and subsequent amendments related to waivers of covenants.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $2.1 million and $1.5 million in fiscal 2018 and fiscal 2017, respectively. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable and were approximately $0.2 million and $1.0 million as of September 30, 2018 and September 30, 2017, respectively.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes, employee benefits of the Company’s contract service employees, and certain other employee-related costs, while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2018, and September 30, 2017, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a small accounts receivable allowance. As of September 30, 2018, and September 30, 2017 allowance for doubtful accounts was $0.3 million and $1.7 million, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The reserve includes permanent placement falloff reserves of $0.2 million and $1.0 million as of September 30, 2018 and September 30, 2017, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for fiscal 2018 and fiscal 2017.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets acquired in the various acquisitions. The Company evaluates goodwill for impairment at least annually. Testing goodwill for impairment allows the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds its implied fair value.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

Fair Value Measurement

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Common stock equivalents excluded because their effect is anti-dilutive were 11.0 million and 10.2 million for fiscal 2018 and fiscal 2017, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $2.3 million and $1.7 million for fiscal 2018 and fiscal 2017, respectively.

Intangible Assets

Customer lists, non-compete agreements, customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are being amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during fiscal 2018 and fiscal 2017.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with FASB ASC 718, “Compensation-Stock Compensation”, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee's requisite service period (generally the vesting period of the equity grant). The Company's option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with FASB ASC 718, “Compensation-Stock Compensation”. Such options are valued using the Black-Scholes option pricing model.

See Note 9 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2018, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

Reclassification

Certain reclassifications have been made to the financial statements as of and for the years ended September 30, 2017 to conform to the current year presentation.

Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional contract services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary contract light industrial staffing. These distinct services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Selling, general and administrative expenses are not entirely allocated among light industrial services and professional staffing services. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining these operating segments.

3. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The new standard is effective for the Company beginning October 1, 2018. The adoption of this guidance does not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

4. Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2018	September 30, 2017

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	3,356	3,243
Total property and equipment, at cost	4,803	4,690
Accumulated depreciation and amortization	(3,912)	(3,776)
Property and equipment, net	$891	$914

Depreciation expense for fiscal 2018 and fiscal 2017 was $390.0 and $426.0 respectively. During fiscal 2018 the Company had $0.1 million of disposal on assets primarily related to the consolidation of assets related to the SNI acquisition.

5. Goodwill and Intangible Assets

Goodwill

The following table sets forth activity in goodwill from September 30, 2016 through September 30, 2018. See Note 12 for details of the SNI acquisition that occurred during fiscal 2017.

Goodwill as of September 30, 2016	$18,590
Acquisition of SNI Companies	58,003
Goodwill as of September 30, 2017	$76,593

Goodwill as of September 30, 2018	$76,593

During fiscal 2018 and fiscal 2017 the Company did not record any impairment of goodwill.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

Intangible Assets

	September 30, 2018			September 30, 2017
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$7,459	$21,611	$29,070	$4,601	$24,469
Trade names	8,329	2,537	5,792	8,329	1,115	7,214
Non-Compete agreements	4,331	2,267	2,064	4,331	965	3,366
Total	$41,730	$12,263	$29,467	$41,730	$6,681	$35,049

Estimated Amortization Expense
Fiscal 2019	$5,586
Fiscal 2020	5,038
Fiscal 2021	4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Thereafter	8,407
	$29,467

The trade names are amortized on a straight – line basis over the estimated useful life of between five and ten years. Customer relationships are amortized based on the future undiscounted cash flows or straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the noncompete agreement, typically five years.

The amortization expense attributable to identifiable intangible assets was $5.5 million and $3.5 million for fiscal 2018 and fiscal 2017, respectively.

6. Revolving Credit Facility and Term Loan

Revolving Credit, Term Loan and Security Agreement

After the close of business on March 31, 2017, the Company and its subsidiaries, as borrowers, entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank National Association ("PNC"), and certain investment funds managed by MGG Investment Group LP ("MGG"). Initial funds were distributed on April 3, 2017 (the “Closing Date”) to repay existing indebtedness, pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of the SNI Companies.

Under the terms of the Credit Agreement, the Company may borrow up to $73.8 million consisting of a four-year term loan in the principal amount of $48.8 million and revolving loans in a maximum amount up to the lesser of (i) $25.0 million or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on March 31, 2021.

The Credit Agreement, as amended, contains certain financial covenants, which are required to be maintained as of the last day of each fiscal quarter, including the following:

Fixed Charge Coverage Ratio (“FCCR”). This is the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Fixed Charges, each of which is as defined in the Credit Agreement, as amended. The minimum FCCR requirements are: 1.25 to 1.00 for the trailing four quarters ended September 30, 2018; 0.80 to 1.00 for the quarter ending December 31, 2018; 1.00 to 1.00 for the two fiscal quarters ending March 31, 2019; 1.05 to 1.00 for the three fiscal quarters ending June 30, 2019; 1.05 to 1.00 for the four fiscal quarters ending September 30, 2019; and 1.25 to 1.00 for each fiscal quarter thereafter.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

Minimum EBITDA. Minimum EBITDA, which is determined on a consolidated basis, as defined in the Credit Agreement, as amended, are: $13.3 million for the quarter ended September 30, 2018; $12.7 million for the fiscal quarter ended December 31, 2018; $13.0 million for the fiscal quarter ended March 31, 2019; $13.3 million for the fiscal quarter ended June 30, 2019; and $14.0 million for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter.

Senior Leverage Ratio. This is the ratio of maximum Indebtedness, which is substantially comprised of consolidated senior indebtedness, to consolidated EBITDA, each of which is as defined under the Credit Agreement, as amended. The Senior Leverage Ratios are: 4.00 to 1.00 for the quarter ended September 30, 2018; 4.40 to 1.00 for the fiscal quarter ended December 31, 2018; 4.25 to 1.00 for the fiscal quarter ended March 31, 2019; 4.10 to 1.00 for the fiscal quarter ended June 30, 2019; and 4.00 to 1.00 for the fiscal quarter ending September 30, 2019 and 2.50 to 1.00 for each fiscal quarter thereafter.

In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

On August 31, 2017, the Company entered into a Consent to Extension of Waiver to the Credit Agreement (the “Waiver”). Under the terms of the Waiver, the Lenders and the Agents agreed to extend to October 3, 2017 the deadline by which the Company must deliver updated financial information satisfactory to the lenders in order to amend the financial covenant levels, execute a fully executed amendment to the Credit Agreement, and any other terms and conditions required by the lenders in their sole discretion. Additionally, the Company paid a $73.5 consent fee to the Agents for the pro rata benefit of the lenders, in connection with the Waiver. On August 31, 2017, an additional waiver to the Credit Agreement (“Additional Waiver”), pursuant to which the due date for the Company to deliver the subordination agreement and an amended subordinated note, executed by one of the Company’s subordinated lenders was extended from August 31, 2017 to October 3, 2017, also was obtained.

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

On November 14, 2017, the Company and its subsidiaries, as Borrowers, entered into a second amendment (the “Second Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Pursuant to the Second Amendment the Borrowers agreed, among other things, to use commercially reasonable efforts to prepay, or cause to be prepaid, $10.0 million in principal amount of Advances (as defined in the Credit Agreement) outstanding, which amount shall be applied to prepay the Term Loans in accordance with the applicable terms of the Credit Agreement. Any prepayment to the term loan is contingent upon a future financing, non-operational cash flow or excess cash flow as defined in the agreement. The Company also agreed to certain amendments to the loan covenants required to be maintained.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

The Company did not meet its financial loan covenants at September 30, 2018 or at June 30, 2018 or March 31, 2018, previously. On May 15, 2018, the Company obtained a temporary waiver from its lenders for the missed financial covenants at March 31, 2018. On August 10, 2018, the Company and its subsidiaries, as Borrowers, entered into a third amendment and waiver (the “Third Amendment and Waiver”) to the Credit Agreement. Pursuant to the Third Amendment and Waiver, the Lenders agreed to modify the definition of EBITDA in the Credit Agreement to allow for the recognition and exclusion of certain additional acquisition, integration and restructuring expenses not previously specified and to provide a temporary waiver for any Defaults and Events of Default under the Credit Agreement that have solely arisen by reason of the Company failing to comply with the financial covenants of the Credit Agreement for the period ending June 30, 2018.

On December 27, 2018, the Company and its subsidiaries, as Borrowers, entered into a fourth amendment and waiver (the “Fourth Amendment and Waiver”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fourth Amendment and Waiver, the Company and its Lenders have negotiated and agreed to a waiver for non-compliance with the financial covenants under the Credit Agreement as of September 30, 2018, and amendments to the financial covenants and to the remaining scheduled principal payments.

Management has taken definitive actions to improve operations, reduce costs and improve profitability, and position the Company for future growth. Based on its current projections, management expects that the Company can meet its future debt service requirements and comply with its financial covenants and other commitments, as amended in the Fourth Amendment. However, the Company’s projections are based on assumptions and estimates about future performance and events, which are subject to change or other unforeseen conditions or uncertainties. As such, there can be no assurance that the Company will not fall into non-compliance with its loan covenants or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen in the future.

Revolving Credit Facility

As of September 30, 2018, the Company had $11.9 million in outstanding borrowings under the Revolving Credit Facility, of which approximately $8.0 million was at an interest rate of approximately 17.34% and the remainder was at an interest rate of approximately 19.25%.

As of September 30, 2018, the Company had approximately $2.3 million available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	September 30, 2018	September 30, 2017

Term loan	$44,505	$48,141
Unamortized debt discount	(1,921)	(2,690)
Term loan, net of discount	42,584	45,451
Short term portion of term loan, net of discounts	2,331	3,433
Long term portion of term loan, net of discounts	$40,253	$42,018

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: fiscal 2019 – $3.1 million, fiscal 2020 – $8.3 million and fiscal 2021 - $33.1 million.

The Company also is required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018. The Company does not owe any amount as of September 30, 2018.

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

Commencing on September 1, 2018 through the remainder of the Term, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.50 to 1.00, interest on the loans is payable in an amount equal to prime plus 14.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.50 to 1.00, interest is payable in an amount equal to prime plus 9.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.00% for Advances consisting of LIBOR Rate Loans. As of September 30, 2018, the Company had $11.9 million in outstanding borrowings under the Revolving Credit Facility, of which approximately $8.0 million was at an interest of approximately 17.34% and the remainder was at an interest of approximately 19.25%. Accrued interest is included in other current liabilities in the Consolidated Balance Sheets.

Loan Fees and Amortization

In connection with the Credit Agreement, the Company agreed to pay an original discount fee of approximately $0.9 million, a closing fee for the term loan of approximately $0.1 million, a finder’s fee of approximately $1.6 million and a closing fee for the revolving credit facility of approximately $0.5 million. The total of the loan fees paid is approximately $3.1 million. The Company has reported these direct loan-related costs in the form of a discount and reduction of the term loan in the accompanying consolidated balance sheets and is amortizing them as interest expense over the term of the loans. During fiscal 2018 and fiscal 2017, the Company amortized approximately $0.8 million and $0.5 million, respectively, of debt discount.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees while they work on contract assignments, commissions earned and not yet paid and estimated commissions payable.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

8. Subordinated Debt – Convertible and Non - Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	September 30, 2018	September 30, 2017

10% Convertible Subordinated Note	$4,185	$4,185
Amended and Restated Non-negotiable promissory note	106	1,225
Subordinated Promissary Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500
Total subordinated debt, convertible and non-convertible	17,791	18,910
Short term portion of subordinated debt, convertible and non-convertible	(106)	(1,225)
Long term portion of subordinated debt, convertible and non-convertible	$17,685	$17,685

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to JAX Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the amount of $4.2 million, and which was scheduled to become due on October 2, 2018.

On April 3, 2017, the Company and JAX Legacy amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4.2 million. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon. The Company agreed to issue to the investors in JAX Legacy approximately 77.8 shares of common stock, at a value of approximately $0.4 million which was expensed as loss on the extinguishment of debt during the year ended September 30, 2017.

Total discount recorded at issuance of the original JAX Legacy subordinated note payable was approximately $0.6 million. Total amortization of debt discount for the year ended September 30, 2017 was approximately $0.1 million, and the remaining $0.3 million was written off to loss on extinguishment of debt upon amendment and restatement resulting in the 10% Note.

During fiscal 2018 the Company issued approximately 264,280 shares of common stock to Jax Legacy related to interest of $0.9 million on the 10% Note.

Amended and Restated Non-Negotiable Promissory Note

On October 4, 2017, the Company executed an Amended and Restated Non-Negotiable Promissory Note in favor of William Daniel Dampier and Carol Lee Dampier (sellers of Access Data Consulting Corporation) in the amount of approximately $1.2 million (the “Note”). This Note amends and, as so amended, restates in its entirety and replaces that certain Subordinated Nonnegotiable Promissory Note dated October 4, 2015, issued by the Company to William Daniel Dampier and Carol Lee Dampier in the original principal amount of $3.0 million. The Company agreed to pay William Daniel Dampier and Carol Lee Dampier 12 equal installments of approximately $107.7, commencing on November 4, 2017 and ending on October 4, 2018. The entire loan is classified as current and subordinate to the senior debt.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

Subordinated Promissory Note

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250.0 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company shall issue to the Sellers a subordinated promissory note in the principal amount of $1.0 million (the “Subordinated Note”), The Subordinated Note shall bear interest at the rate of 5.5% per annum. Interest on the Subordinated Note shall be payable monthly and principle can only be paid in stock until the term loan and Revolving Credit Facility are repaid. The Subordinated Note shall have a term of three years and may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement).

9.5% Convertible Subordinated Notes

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the Merger Consideration (see note 12) an aggregate of $12.5 million in the form of 9.5% Convertible Subordinated Notes (the “9.5% Notes”). The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company under its Credit Agreement (see Note 6) pursuant to Subordination and Inter-creditor Agreements dated as of March 31, 2017 by and among the Company, the Credit Agreement lenders, and each of the holders of the 9.5% Notes.

Future minimum payments of all subordinated debt will total approximately as follows: fiscal 2019 - $0.1 million, fiscal 2020 - $1.0 million, fiscal 2021- $0 and fiscal 2022 - $16.7 million.

During fiscal 2018 the Company issued approximately 530,071 shares of common stock to the SNI Sellers related to interest of $1.5 million on the 9.5% Notes.

9. Equity and Share-based Compensation

During fiscal 2018 the Company issued 110,083 shares of common stock for the conversion of approximately 110,083 shares of Series B Convertible Preferred Stock (see Note 10).

Restricted Stock

In fiscal 2018, the Company granted 600,000 and 500,000 restricted shares of common stock to its Chairman and Chief Executive Officer and President, respectively. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. Stock-based compensation expense attributable to restricted stock was $0.3 million and $0 million in fiscal 2018 and fiscal 2017, respectively. The fair values of the granted shares based upon the quoted market price of the Company’s common stock on the close of business on the date of grant of $2.39 per share was $2.4 million. As of September 30, 2018, there was approximately $2.1 million of unrecognized compensation expense related to restricted stock outstanding.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

A summary of restricted stock activity is presented as follows:

Number of Shares
Restricted stock outstanding as of September 30, 2017	-
Granted	1,100
Exercised	-
Restricted stock outstanding as of September 30, 2018	1,100

Restricted stock exercisable as of September 30,2018	-

Warrants

No warrants were granted or exercised during fiscal 2018.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2016	997	2.92
Granted	-	-
Exercised	(500)	2.00
Warrants outstanding as of September 30, 2017	497	3.84
Granted	-	-
Exercised	-	-
Warrants outstanding as of September 30, 2018	497	3.84	2.87	67

Warrants exercisable as of September 30,2017	497	3.84	3.87	234
Warrants exercisable as of September 30,2018	497	3.84	2.87	67

Stock Options

As of September 30, 2018, there were stock options outstanding under the Company’s, Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2018 and September 30, 2017 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2016	568	4.39
Granted	382	5.15
Exercised	-	-
Forfeited/Expired	(42)	4.38
Options outstanding as of September 30, 2017	908	5.11
Granted	780	2.45
Exercised	-	-
Forfeited/Expired	(110)	5.33
Options outstanding as of September 30, 2018	1,578	3.76	7.53	142

Exercisable as of September 30, 2017	408	4.79	8.00	303
Exercisable as of September 30, 2018	512	5.08	7.30	1

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

	2018	2017
Weighted average fair value of options	$2.24	$4.63
Weighted average risk-free interest rate	2.68%	2.20%
Weighted average dividend yield	$-	$-
Weighted average volatility factor	105%	104%
Weighted average expected life (years)	10	10

Stock-based compensation expense attributable to stock options and warrants was $1.4 million and $0.9 million in fiscal 2018 and fiscal 2017, respectively. As of September 30, 2018, there was approximately $2.4 million of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.5 years.

10. Mezzanine Equity

On April 3, 2017, the Company issued an aggregate of approximately 5.9 million shares of no par value, Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the Merger Consideration. The no par value, Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all "Junior Securities" (including the Company's Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

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

Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share, which is subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

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

During fiscal 2018 the Company issued 110,083 shares of common stock for the conversion of approximately 110,083 shares of Series B Convertible Preferred Stock.

11. Income Taxes

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” ("U.S. Tax Reform Act"). The U.S. Tax Reform Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the U.S. Tax Reform Act became effective during our fiscal year ending September 30, 2018 with all provisions of the U.S. Tax Reform Act effective as of the beginning of our fiscal year ending September 30, 2019. As the U.S. Tax Reform Act was enacted after our year ending September 30, 2017, it had no impact on our fiscal 2017 financial results. The U.S. Tax Reform Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. Beginning on January 1, 2018, the U.S. Tax Reform Act lowers the US corporate income tax rate to 21% from that date and beyond, as a result, we are utilizing a blended rate of 24.5% for the current year rate for the year ending September 30, 2018, while all of our deferred tax assets and liabilities have been revalued at 21%, the tax rate the Company expects all the deferred tax assets and liabilities to reverse at.

As of September 30, 2018, we have accounted for the relevant parts of the U.S. Tax Reform Act. The following summarizes the key aspects of the accounting required for the U.S. Tax Reform Act:

•	The current year provision is being calculated at a blended statutory rate of 24.5% due to our fiscal year end of September 30. The difference between using the 24.5% and the normal 34% rate is an estimated tax benefit of approximately $0.8 million.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

•

Ending balances for all our deferred tax assets and liabilities have been revalued at the Federal statutory tax rate of 21%, which is the rate expected to apply when the deferred taxes reverse. The Company has also accounted for the related impacts to its applicable state tax rates. The overall impact of revaluing the ending deferred taxes at 21% was a reduction to the deferred tax asset balance of $0.8 million as of September 30, 2018, inclusive of the state tax impact. Including the impact of the rate change on the current year calculation noted above, the net impact of the rate change was approximately $41,000 which is reflected in the effective tax rate reconciliation below.

•	The Federal net operating loss (“NOL”) generated for the period ending September 30, 2018, can be carried forward indefinitely. Since the current year NOL has an indefinite carryforward, the Company is able to use its deferred tax liability relating to goodwill (see discussion below) as a source of income for its federal deferred tax position. As a result, the Company also has to released $1.0 million of valuation allowance at September 30, 2018. The remaining net deferred tax liability relates solely to the state deferred tax liability for goodwill. The $1.0 million reduction in the valuation allowance is included in the net change in the valuation allowance on the effective tax rate reconciliation below.

The components of the provision for income taxes is as follows:

	Year Ended September 30,
	2018	2017
Current benefit:
Federal	$-	-
State	(15)	126
Total current benefit:	$(15)	126

Deferred benefit:
Federal	$(898)	(5,549)
State	54	(595)
Total deferred benefit:	$(844)	(6,144)

Total income tax benefit:	$(859)	(6,018)

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2018	2017
Income at US Statutory Rate	$(2,064)	$(2,853)
State Taxes, net of Federal benefit	(76)	(633)
Tax Credits	(176)	(99)
Acquisition Related Costs	(108)	476
Statutory Rate Changes	41	(571)
Valuation Allowance	1,167	(2,370)
Other	357	32
	$(859)	$(6,018)

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
	2018	2017

Net Operating Losses	$6,710	$8,177
Stock Options	969	881
Allowance for Doubtful Accounts	140	958
Accrued & Prepaid Expenses	469	911
Tax Credit Carryforwards	404	171
Other	4	-
Total Deferred tax assets	$8,696	$11,098
Intangibles	$(6,006)	$(10,308)
Depreciation	(31)	(110)
Total deferred tax liability	$(6,037)	$(10,418)
Deferred tax asset	$2,659	$680
Valuation allowance	(2,805)	(1,638)
Net deferred tax liability	$(146)	$(958)

As of September 30, 2018, and 2017, the Company had federal and state net operating loss carryforwards of approximately $27.3 million and $23.7 million, respectively, which begin to expire in 2028 for federal and 2022 for state purposes.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2018, and 2017, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the net deferred tax assets (deferred tax assets in excess of corresponding deferred tax liabilities) will not be realized. Accordingly, the Company maintained a full valuation allowance as of September 30, 2018 and 2017.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

With the passage of time, the Company will continue to generate additional deferred tax assets and liabilities related to amortization of acquired intangible assets for tax purposes. As goodwill, an indefinite-lived intangible asset, will not be amortized for financial reporting purposes under current accounting standards, any tax amortization related goodwill claimed by the Company in future years will give rise to an increasing deferred tax liability, which will only reverse at the time of a future impairment under current accounting rules or ultimate sale of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income, but for the amount of indefinite federal NOL carryforwards available due to the U.S. Tax Reform Act as noted above, for purposes of determining a valuation allowance against the Company’s other net deferred tax assets. As a result, the Company’s net deferred tax position at September 30, 2018 and 2017, represents the tax impact of the cumulative tax amortization of goodwill, which is primarily attributable to historical tax deductible goodwill from SNI.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2018, and 2017 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2018, and 2017, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

12. Acquisitions

SNI

The Company entered into an Agreement and Plan of Merger dated as of March 31, 2017 (the “Merger Agreement”) by and among the Company, GEE Group Portfolio, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, (“GEE Portfolio”), SNI Holdco Inc., a Delaware corporation (“SNIH”), Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society (“Thrivent”), Madison Capital Funding, LLC, a Delaware limited liability company (“Madison”) and Ronald R. Smith, in his capacity as a stockholder (“Mr. Smith” and collectively with Smith Holdings, LLC, Thrivent and Madison, the “Principal Stockholders”) and Ronald R. Smith in his capacity as the representative of the SNIH Stockholders (“Stockholders’ Representative”). The Merger Agreement provided for the merger subject to the terms and conditions set forth in the Merger Agreement of SNI Holdco with and into GEE Portfolio pursuant to which GEE Portfolio would be the surviving corporation (the “Merger”). The Merger was consummated on April 3, 2017 (the “Closing”) and did not require stockholder approval in order to be completed. As a result of the merger, GEE Portfolio became the owner of 100% of the outstanding capital stock of SNI Companies, a Delaware corporation and a wholly-owned subsidiary of SNI Holdco (“SNI Companies” and collectively with SNI Holdco, the “Acquired Companies”).

SNI Companies, formerly led by co-founder and then current Chairman and CEO Ron Smith, is a premier provider of recruitment and staffing services specializing in administrative, finance, accounting, banking, technology, and legal professions. Through its Staffing Now ®, Accounting Now ®, SNI Technology ®, SNI Financial ®, Legal Now ®, SNI Energy ® and SNI Certes ® divisions, SNI Companies delivers staffing solutions on a temporary/contract, temporary contract-to hire, full time and direct hire basis, across a wide range of disciplines and industries including finance, accounting, banking, technical, software, tax, human resources, legal, engineering, construction, manufacturing, natural resources, energy and administrative professional. SNI Companies has offices in Colorado, Connecticut, Washington DC, Illinois, Massachusetts, Minnesota, New Jersey, Texas and Virginia.

Merger Consideration and Closing Payments

The aggregate consideration paid for the shares of SNI Holdco (the “Merger Consideration”) was approximately $66.3 million, plus or minus the “NWC Adjustment Amount” or the difference in the book value of the Closing Net Working Capital (as defined in Merger Agreement) of the Acquired Companies as compared to the Benchmark Net Working Capital (as defined in the Merger Agreement) of the Acquired Companies of $9.2 million.

On the date of the Closing the Company made the following payments:

•

Cash Payment to Stockholders of SNIH (the “SNIH Stockholders”) or as directed by SNIH Stockholders. At the Closing, the Company paid approximately an aggregate of $23.0 million in cash to the SNIH Stockholders.

•	Issuance of 9.5% Convertible Subordinated Notes. At the Closing, the Company issued and paid to certain SNIH Stockholders an aggregate of $12.5 million in aggregate principal amount of its 9.5% Notes.

•

Issuance of Series B Convertible Preferred Stock. At the Closing, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal an aggregate of approximately 5,926,000 shares of its Series B Convertible Preferred Stock (with an approximate value of $29.3 million based on the closing stock price of GEE Group, Inc. common stock of $4.95 on March 31, 2017).

•

Working Capital Reserve Fund. At the Closing, $1.5 million of the cash of the Merger Consideration was retained by the Company (the “Working Capital Reserve Fund”) and is subject to payment and adjustment as follows. The Merger Consideration will be adjusted (positively or negatively) based upon the difference in the book value of the Closing Net Working Capital (as defined in the Merger Agreement) as compared to the Benchmark Net Working Capital (as defined in the Merger Agreement) of $9.2 million (such difference to be called the “NWC Adjustment Amount”). If the NWC Adjustment Amount is positive, the Merger Consideration will be increased by the NWC Adjustment Amount. If the NWC Adjustment Amount is negative, the Merger Consideration will be decreased by the NWC Adjustment Amount. If the Merger Consideration increases, then the Company will pay the Stockholders’ Representative account for payment to SNIH Stockholders the amount of the increase plus the Working Capital Reserve Fund in immediately available funds within three (3) business days of a final determination thereof. If the Merger Consideration decreases, then SNIH Stockholders will pay the amount of the decrease to the Company within three (3) business days of a final determination thereof, which first shall be funded from the Working Capital Reserve Fund (which shall be credited to the SNIH Stockholders). If the amount of the Merger Consideration decrease exceeds the Working Capital Reserve Fund, then the SNIH Stockholders, will pay the difference to the Company, severally, not jointly, in accordance with their SNIH Ownership Proportion (as defined in the Merger Agreement), in immediately available funds within twenty (20) days of a final determination. If the Working Capital Reserve Fund exceeds the payment due from SNIH Stockholders then the remaining balance of those funds after the payment to the Company shall be paid to the Stockholders’ Representative’s account for payment to the SNIH Stockholders in immediately available funds. See Note 13 for update to the Working Capital Reserve Fund.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

The intangibles which consist primarily of customer lists, trade names and a non-compete agreement with the Company’s co-founder, Mr. Smith, and goodwill were recorded based on the Company's estimate of their fair values. Identifiable intangibles with definite lives are being amortized over their estimated lives, which range from five to ten years.

April 3, 2017
Assets purchased	$12,989
Liabilities assumed	32,174
Net liabilities assumed	19,185
Purchase price	66,300
Intagible Asset from purchase	$85,485

Intangible asset detail

Intangible asset customer list	$18,312
Intangible asset trade name	5,900
Intangible asset non-compete agreement	3,270
Goodwill	58,003
Intangible asset from purchase	$85,485

All goodwill and intangibles related to the acquisition of SNI companies will not be deductible for tax purposes. An additional deferred tax liability of approximately $11.0 million was created with the merger.

Consolidated pro-forma unaudited financial statements

The following unaudited pro forma combined financial information is based on the historical financial statements of the Company and SNI Companies, after giving effect to the Company's acquisition as if the acquisition occurred on October 1, 2016.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

The following unaudited pro forma information does not purport to present what the Company's actual results would have been had the acquisitions occurred on October 1, 2016, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for fiscal 2017 as if the acquisition occurred on October 1, 2016. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of each acquisition during the respective period for the expected definite lived intangible assets.

Pro Forma, unaudited	Fiscal 2017

Net sales	$189,149
Cost of sales	$119,817
Operating expenses	$68,794
Net income (loss)	$(2,670)
Basic income (loss) per common share	$(0.28)
Dilutive income (loss) per common share	$(0.28)

The proforma results of operations for the year ended September 30, 2017, included approximately $54.2 million of sales, respectively, and approximately $2.6 million of net income, respectively of SNI Companies for the period October 1, 2016 through (approximately) April 3, 2017, the consumption date of the Merger.

13. Commitment and Contingencies

Leases

The Company leases space for all its branch offices, which are generally located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods ranging from three to five years. The corporate office lease expires in 2020. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Rent expense was approximately $3.1 million and $2.6 million for fiscal 2018 and fiscal 2017, respectively.

As of September 30, 2018, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices are as follows:

Fiscal 2019	2,247
Fiscal 2020	1,308
Fiscal 2021	668
Fiscal 2022	622
Fiscal 2023	426
Thereafter	562
Total	$5,833

SNI Merger Consideration Held in the Working Capital Reserve Fund

As of September 30, 2018, the SNI Merger Consideration held in the Working Capital Reserve Fund of $1.5 million was reduced by $0.6 million (“NWC Adjustment Amount”), following completion of the process provided for in the Merger Agreement, in which an independent accounting firm (the “firm”) was engaged to review related working capital-related claims made by the Company against such funds. As a result of the firm’s findings, the Company has recognized and reported a corresponding gain in its consolidated statement of operations for the fiscal year ended September 30, 2018.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Dollar amounts in thousands except per share data, unless otherwise stated

	Year Ended September 30,
	2018	2017
Industrial Staffing Services
Industrial services revenue	$21,648	$24,851
Industrial services gross margin	17.9%	16.5%
Operating income	$1,338	$1,625
Depreciation & amortization	259	268
Accounts receivable – net	3,450	3,959
Intangible assets	471	691
Goodwill	1,084	1,084
Total assets	$5,005	$9,271

Professional Staffing Services
Permanent placement revenue	$23,056	$14,731
Placement services gross margin	100%	100%
Professional services revenue	$120,580	$95,396
Professional services gross margin	26.5%	27.4%
Operating income	$8,885	$4,275
Depreciation and amortization	5,713	3,685
Accounts receivable – net	17,305	19,219
Intangible assets	28,996	34,358
Goodwill	75,509	75,509
Total assets	$128,596	$132,544

Unallocated Expenses
Corporate administrative expenses	$2,754	$3,285
Corporate facility expenses	255	301
Stock option amortization expense	1,660	902
Board related expenses	-	38
Acquisition, integration and restructuring expenses	3,092	2,775
Total unallocated expenses	$7,761	$7,301

Consolidated
Total revenue	$165,284	$134,978
Operating income	2,462	(1,401)
Depreciation and amortization	5,972	3,953
Total accounts receivables – net	20,755	23,178
Intangible assets	29,467	35,049
Goodwill	76,593	76,593
Total assets	$133,601	$141,815

15. Subsequent Events

On October 4, 2018 the Company issued approximately 40,226 shares of common stock to Jax Legacy related to interest of $0.9 million on the 10% Note.

On October 4, 2018 the Company issued approximately 130,952 shares of common stock to the SNI Sellers related to interest of $1.5 million on the 9.5% Notes.

On November 9, 2018, the Company issued 250,000 shares of common stock to a SNI Seller for the conversion of 250,000 shares of Series B Convertible Preferred Stock.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company are as follows:

Name	Age	Position
Derek E. Dewan	63	Chief Executive Officer, Chairman of the Board
Alex Stuckey	52	Chief Administrative Officer
Kim Thorpe	63	Senior Vice President-Finance and Chief Financial Officer
George A. Bajalia	61	President and Director
William M. Isaac (1)(3)	74	Director
Dr. Arthur B. Laffer (1)(2)(3)	77	Director
Peter J. Tanous (1)(2)	80	Director
Ronald R. Smith	66	Director
Darla D. Moore (1)(2)(3)	63	Director

______________

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

Derek Dewan – Chief Executive Officer, Chairman of the Board

Mr. Dewan, former Chairman and Chief Executive Officer (CEO) of Scribe Solutions, Inc. was elected Chairman of the Board of Directors and CEO of the Company effective April 1, 2015. Mr. Dewan was previously Chairman and CEO of MPS Group, Inc. In January 1994, Mr. Dewan joined AccuStaff Incorporated, MPS Group's predecessor, as President and Chief Executive Officer, and took that company public in August 1994. Under Mr. Dewan's leadership the company became a Fortune 1000 world-class, global multi-billion-dollar staffing services provider through significant organic growth and strategic acquisitions. MPS Group grew to include a vast network of offices in the United States, Canada, the United Kingdom, Continental Europe, Asia and Australia. MPS Group experienced many years of continued success during Mr. Dewan's tenure, including having completed successful secondary stock offerings of $110 million and $370 million, being featured on the Wall Street Journal's "top performing stock list" for three consecutive years and being included in the Standard and Poor’s (S&P) Mid-Cap 400. In 2009, Mr. Dewan was instrumental in the sale of MPS Group to the largest staffing company in the world, Adecco Group, for $1.3 billion.

George A. Bajalia – President and Director

Mr. Bajalia became the Company’s President on April 10, 2017. Mr. Bajalia joined the Company as a director in January 2015. Mr. Bajalia has over 30 years of business experience, with financial, operational and management expertise in many industries including the staffing industry. Since 2001, Bajalia has provided consulting, advisory and interim management services to executive management, boards, business owners and private equity firms. He has assisted them with implementing their growth and working capital strategies, turnarounds, recapitalizations and strategic objectives.

From 1984 to 1991, Mr. Bajalia worked in all areas of finance and as a portfolio company manager for an investment holding company based in Florida. In 1991 he became the chief financial officer (CFO) of one of the public company portfolio investments with approximately $1 billion in revenue, Wickes Inc. During his tenure with this portfolio company, Mr. Bajalia led the development and implementation of a turnaround and strategic business plan and a $300 million recapitalization including a public stock and bond offering.

From 1998 to 2001 Mr. Bajalia served as chief executive officer (CEO) of the professional services division of MPS Group, Inc. (MPS), a publicly traded staffing company. This division had offices throughout the United States and the United Kingdom, and over $650 million in revenue and $80 million in pretax profits. Mr. Bajalia led the professional services team at MPS with the integration of five specialty business units, which led to increased organic revenue growth of $200 million and pretax profits of $40 million within two years. He also served as a director of MPS.

Mr. Bajalia’s leadership and communication skills have earned him the reputation as a results-oriented manager. He received his B.S. in Accounting from Florida State University, is a licensed CPA and real estate broker, and is a member of several professional associations.

Alex Stuckey - Chief Administrative Officer

Mr. Stuckey became the Company’s Chief Administrative Officer on April 10, 2017. He joined the Company in April 2015 as its Chief Operating Officer and President and served in those positions until April 10, 2017. Prior to its acquisition by the Company, Mr. Stuckey was the President and Chief Operating Officer of Scribe Solutions, Inc. Prior to joining Scribe, Mr. Stuckey was the founder and Chief Executive Officer of Fire Fighters Equipment Co. He led that company from a start up to a multi-million-dollar enterprise with substantial net profits through both organic growth and growth through acquisition. At Fire Fighters, Mr. Stuckey developed unique marketing strategies, which were revolutionary to the industry. His efforts led to a successful stock sale of Fire Fighters to Cintas. Mr. Stuckey also has extensive experience in banking and finance, which he obtained after a successful career at Barnett Bank as a special assets officer. Mr. Stuckey graduated from Florida State University with a bachelor’s in Entrepreneurship and Business Enterprises.

Kim Thorpe, Senior Vice President-Finance and Chief Financial Officer

Mr. Thorpe joined the Company as the Vice President-Finance on May 1, 2018, and was appointed as the Company’s Senior Vice President and Chief Financial Officer effective June 15, 2018. Since February 2013, Mr. Thorpe also has served as Managing Principal of FRUS Capital LLC and from November 2013 through May 2017, Mr. Thorpe served as the Chief Financial Officer of Delta Company of Insurance Services, Inc. and as a director and Chief Financial Officer of NeuLife Neurological Services LLC. From May 2006 to February 2013, Mr. Thorpe served in senior executive positions in a privately-owned insurance organization and a specialty real estate lender. From November 1999 to March 2006, Mr. Thorpe served as Executive Vice President and Chief Financial Officer of FPIC Insurance Group, Inc., a public company formerly listed on Nasdaq Global Select Market under the symbol “FPIC”. Mr. Thorpe also served as Senior Vice President and Chief Financial Officer of a large insurance and financial services business unit of GE Capital from March 1998 to November 1999. From October 1993 to February 1998, Mr. Thorpe was a partner of the international accounting firm, Coopers & Lybrand (a predecessor firm to PricewaterhouseCoopers LLP). Mr. Thorpe holds a BSBA in Accounting from the University of Florida and is a Certified Public Accountant.

William M. Isaac – Director

Mr. Isaac joined the Company as a director in June 2015 and is a senior managing director of FTI Consulting, Inc. (“FTI”) and serves as Global Head of FTI’s Financial Institutions practice. Mr. Isaac also is a former Chairman of the United States Federal Deposit Insurance Corporation (“FDIC”). He has significant experience as a director on the boards of several public and private companies, including having served as a director of publicly traded MPS Group, Inc. (NYSE: MPS), which was one of the largest staffing companies in the U.S. and was sold to the largest staffing firm in the world, Adecco Group for $1.3 billion in 2009.

Mr. Isaac has extensive experience in business, finance and governance. In 1986, he founded The Secura Group, a leading financial institutions consulting firm and operated the business until it was acquired by FTI in 2011. Prior to forming Secura, Mr. Isaac served as a Chairman of the FDIC during the banking crisis of the 1980s, under Presidents Carter and Reagan from 1978 through 1985. Mr. Isaac served as chairman of the FDIC during one of the most tumultuous periods in US banking history. Some 3,000 banks and thrifts failed during the 1980s, including Continental Illinois and nine of the ten largest banks in Texas. The President appointed Mr. Isaac to the board of the FDIC at the age of 34, making him the youngest FDIC board member and chairman in history. Mr. Isaac also served as chairman of the Federal Financial Institutions Examination Council (1983-85), as a member of the Depository Institutions Deregulation Committee (1981–85), and as a member of the Vice President’s Task Group on Regulation of Financial Services (1984).

Mr. Isaac currently serves as a member of the board of TSYS, a leading worldwide payments system processing company, and is the former Chairman of Fifth Third Bancorp, one of the nation’s leading banking companies. Also, Mr. Isaac is a former member of the boards of Trans Union Corporation; The Associates prior to its sale to Citigroup and Amex Centurion Bank. He is involved extensively in thought leadership relating to the financial services industry. Mr. Isaac is the author of Senseless Panic: How Washington Failed America with a foreword by legendary former Federal Reserve Chairman Paul Volcker. Senseless Panic provides an inside account of the banking and S&L crises of the 1980s and compares that period to the financial crisis of 2008-2009. Mr. Isaac’s articles are published in the Wall Street Journal, Washington Post, New York Times, American Banker, Forbes, Financial Times, Washington Times, and other leading publications. He also appears regularly on television and radio, testifies before Congress, and is a frequent speaker before audiences throughout the world.

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

Dr. Arthur B. Laffer – Director

Dr. Laffer joined the Company as a director in January 2015. Dr. Arthur Laffer is the founder and chairman of Laffer Associates, an economic research and consulting firm. A former member of President Reagan’s Economic Policy Advisory Board during the 1980s, Dr. Laffer’s economic acumen and influence have earned him the distinction in many publications as “The Father of Supply-Side Economics”. He has served on several boards of directors of public and private companies, including MPS Group, Inc. Dr. Laffer previously served as a consultant to Secretary of the Treasury William Simon, Secretary of Defense Donald Rumsfeld, and Secretary of the Treasury George Shultz. In the early 1970s, Dr. Laffer was the first to hold the title of Chief Economist at the Office of Management and Budget (OMB) under Mr. Shultz.

Additionally, Dr. Laffer was formerly the Distinguished University Professor at Pepperdine University and a member of the Pepperdine Board of Directors. He also served as Charles B. Thornton Professor of Business Economics at the University of Southern California and as Associate Professor of Business Economics at the University of Chicago.

Dr. Laffer is credited with advancing the concept of supply-side economics and is best remembered from the time he drew a curve on the back of a napkin at a dinner meeting, showing how government tax receipts can sometimes increase when federal income tax rates are lowered. The “Laffer Curve,” which it subsequently became known as, and supply–side economics served as the foundation for Reaganomics in the 1980s when Dr. Laffer served on the President’s Economic Policy Advisory Board from 1981 to 1989. Dr. Laffer has been recognized for his achievements in economics, including having been featured in Time Magazine’s 1999 cover story, “The Century’s Greatest Minds”, for inventing the Laffer Curve, which Time deemed “one of a few of the advances that powered this extraordinary century”. Bloomberg BusinessWeek recently featured the Laffer Curve as part of “The 85 Most Disruptive Ideas in Our History”. A video is available on its website which features a re-creation of the famous drawing of the Laffer Curve with Donald Rumsfeld and Dick Cheney.

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

Darla Moore – Director

Ms. Moore joined the Company as a director in June 2018. Ms. Moore is the Founder and Chair of the Palmetto Institute, a nonprofit think-tank aimed at bolstering per capita income in South Carolina. Until 2012, Ms. Moore was the Vice President of Rainwater, Inc., a private investment company. Ms. Moore is also the founder and chair of the Charleston Parks Conservancy, a foundation focused on enhancing the parks and public spaces of the City of Charleston. Ms. Moore is the first woman to be profiled on the cover of Fortune magazine and named to the list of the Top 50 Most Powerful Women in American Business. Ms. Moore has served on numerous corporate and philanthropic boards, including Hospital Corporation of America (HCA), Martha Stewart Living Omnimedia, The South Financial Group, MPS Group, the National Advisory Board of JP Morgan, the National Teach for America Board of Directors, the Board of Trustees of the New York University Medical School and Hospital and the University of South Carolina Board of Trustees. Ms. Moore was formerly a managing director of the predecessor Chemical Bank (now a part of JP Morgan Chase) and currently serves on the Culture Shed Board. The University of South Carolina’s business school is named in her honor, the first business school in America named for a woman. Ms. Moore received the Business Person of the Year Award from the South Carolina Chamber of Commerce and was inducted into the South Carolina Business Hall of Fame. Currently, she serves as Chairman of the Darla Moore and Richard Rainwater Foundation. A graduate of the University of South Carolina, Ms. Moore holds an M.B.A. from George Washington University.

All executive officers are elected annually by the Board of Directors at the first meeting of the Board of Directors held following each Annual Meeting of Shareholders, and they hold office until their successors are elected and qualified. There are no family relationships among any of the directors or executive officers of the Company.

Peter J. Tanous – Director

Mr. Tanous joined the Company as a director in May 2015. Mr. Tanous is Chairman of Lynx Investment Advisory of Washington D.C., an SEC registered investment advisory firm, and an accomplished author on the topics of economics and investments. He has served on several boards of directors of public and private companies, including MPS Group, Inc. In prior years, Mr. Tanous was International Regional Director with Smith Barney and a member of the executive committee of Smith Barney International, Inc. He served for ten years as executive vice president and a director of Bank Audi (USA) in New York, and was earlier chairman of Petra Capital Corporation in New York. A graduate of Georgetown University, he serves on the university’s investment committee and as a member of the Georgetown University Library Board.

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

Ronald Smith - Director

Mr. Smith has served as a director since August 16, 2017. Mr. Smith co-founded SNI and was the Chairman and CEO until March 31, 2017. Mr. Smith is a seasoned staffing executive with over 40 years' experience in the industry. Smith previously worked for a large international staffing and recruiting firm where he ultimately owned six franchises. After selling his franchises to a large international staffing and recruiting firm in 1988, Smith was promoted to Regional Manager and integrated 20 locations for a large international staffing and recruiting firm.

Andrew J. Norstrud – Former Chief Financial Officer

Mr. Norstrud served as the Company’s Chief Financial Officer from April 1, 2015 until June 15, 2018. Mr. Norstrud joined the Company in March 2013 as CFO and served as CEO from March 7, 2014 until April 1, 2015. Mr. Norstrud served as a director of the Company from March 7, 2014 until August 16, 2017. Prior to joining the Company, Mr. Norstrud was a consultant with Norco Accounting and Consulting from October 2011 until March 2013. From October 2005 to October 2011, Mr. Norstrud served as the Chief Financial Officer for Jagged Peak. Prior to his role at Jagged Peak, Mr. Norstrud was the Chief Financial Officer of Segmentz, Inc. (XPO Logistics), and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building a financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a BA in Business and Accounting from Western State College and a Master of Accounting with a systems emphasis from the University of Florida. Mr. Norstrud is a Florida licensed Certified Public Accountant.

Thomas C. Williams – Former Director

Mr. Williams has served as a director of the Company since July 2009 until June 2018. Since 2005, Mr. Williams has served as acting Vice Chairman of Capital Management of Bermuda (previously Travelers of Bermuda), a company providing pension benefits for expatriates who have worked outside the U.S. and accrued benefits towards their retirement which are not covered by their domestic pension plans. Additionally, Mr. Williams has served as the Chief Executive Officer of Innova Insurance Ltd., a Bermuda based insurer, which provides extension risk to the Capital Markets on life insurance related assets from 2005 to 2009 when it was acquired. Mr. Williams served as Chairman of the Nominating Committee and was a member of the Audit and Compensation Committees. Mr. Williams resigned from the board of directors effective June 15, 2018.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2018 were timely filed, except that an initial report of directorship on a Form 3 was filed late by Ms. Darla D. Moore, an initial report for appointment as an officer of the Company on a Form 3 was filed late by Kim D. Thorpe, and a report of change in the beneficial ownership on Form 4 were filed late by Messrs. Peter J. Tanous, Derek E. Dewan, Dr. Arthur B. Laffer, and William M. Issac. and no report of change in the beneficial ownership has been filed by Mr. Smith.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board has no policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer and we currently bestow the roles and responsibilities of Chairman of the Board and Chief Executive Officer with Mr. Dewan. The Board believes that Mr. Dewan’s service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its shareholders. Mr. Dewan possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability and enhances the Company’s ability to communicate its strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action between scheduled meetings. The Board of Directors held three meetings and executed one unanimous consent in lieu of a meeting during fiscal 2018. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are three standing committees of the Board of Directors, which are the Nominating Committee, the Audit Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee met three times during fiscal 2018.

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

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at 7751 Belfort Road, Suite 150, Jacksonville, FL 32256. Submissions must be in accordance with the Company’s By-Laws and include: (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee; (b) the name, address and number of shares beneficially owned by the shareholder; (c) the name, address and contact information of the candidate being recommended; (d) a description of the qualifications and business experience of the candidate; (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder; and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of three non-employee, independent directors: Darla Moore (Chairwoman), Dr. Arthur B. Laffer, and William Issac. Ms. Moore was appointed as a member and Chairwoman of the Nominating Committee on June 15, 2018 replacing Thomas Williams who resigned from the Board effective June 15, 2018, and as a result ceased to serve as a member of the Nominating Committee.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is available on the Company’s website. A copy of the Nominating Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 21, 2011, Annual Meeting of Shareholders.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met five times during fiscal 2018.

The Audit Committee is presently composed of four non-employee, independent directors: Peter J. Tanous (Chairman), Dr. Arthur B. Laffer, Darla Moore and William M. Isaac. Ms. Moore was appointed as a member of the Audit Committee effective June 15, 2018 replacing Thomas Williams who resigned from the Board effective June 15, 2018, and as a result ceased to serve as a member of the Audit Committee. The Board of Directors has determined that Ms. Moore, Dr. Laffer, Mr. Tanous and Mr. Isaac are all considered an “audit committee financial expert” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE MKT and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is available on the Company’s website. A copy of the Audit Committee Charter is attached to the form 10-Q filed with the SEC on February 16, 2016.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants, but has not done so. The Compensation Committee met three times during fiscal 2018.

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

The Compensation Committee is presently composed of three non-employee, independent directors: Dr. Arthur B. Laffer (Chairman), Peter Tanous and Darla Moore. Ms. Moore was appointed as a member of the Compensation Committee effective June 15, 2018 replacing Thomas Williams who resigned from the Board effective June 15, 2018, and as a result ceased to serve as a member of the Compensation Committee.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is not available on the Company’s website. A copy the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 28, 2010, Annual Meeting of Shareholders.

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of managements acquisitions and only after the Committee has determined an acquisition qualifies is the acquisition presented to the entire board for approval. The Mergers and Acquisition Committee has the authority to retain compensation consultants, but has not done so. The Mergers and Acquisition Committee met three times during fiscal 2018.

The Mergers and Acquisition Committee is presently composed of one employee and two non-employee, independent directors: George A. Bajalia (Chairman), Dr. Arthur B. Laffer, and William M. Isaac.

Shareholder Communications

The Board of Directors has established a procedure by which shareholders of the Company can communicate with the Board of Directors. Shareholders interested in communicating with the Board of Directors as a group or with individual directors may do so, in writing. Correspondence to the directors should be sent by regular mail c/o the Secretary, GEE Group Inc., 7751 Belfort Road, Suite 150, Jacksonville, Florida 32256. Any such correspondence will be reviewed by the Secretary, who will then forward it to the appropriate parties. Communications that are solicitations or deemed to be irrelevant to the Board of Directors’ responsibilities may be discarded, at the discretion of the Secretary.

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

Our Code of Ethics was attached as an exhibit to our Form 10-K filed with the SEC on March 29, 2013. In addition, you may obtain a printed copy of the Code of Ethics, without charge, by sending a request to: GEE Group Inc., 7751 Belfort Road, Suite 150, Jacksonville, FL 32256, Attn.: Secretary.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Information

The following table summarizes total compensation to named executive officers including principal executive officer, principal financial officer, and other two most highly compensated executive officers. Throughout this section, the term “named executive officers” is intended to refer to the individuals listed in “Summary Compensation Table.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan	2018	300,000	-	1,326,000	-	-	-	-	1,626,000
Chief Executive Officer	2017	300,000	-	-	-	-	-	-	300,000

Alex Stuckey (1)	2018	206,000	-	-	-	-	-	-	206,000
Chief Administrative Officer	2017	184,000	10,000	-	-	-	-	-	194,000

George Bajalia (2)	2018	270,000	-	1,105,000	-	-	-	-	1,375,000
President	2017	145,000	-	-	-	-	-	-	145,000

Kim Thorpe (3) Chief Financial Officer and	2018	46,000	-	-	101,000	-	-	-	147,000
Senior Vice President-Finance	2017	-	-	-	-	-	-	-	-

Andrew Norstrud (4) Former Chief	2018	213,461	75,000	-	-	-	-	-	288,461
Financial Officer and Treasurer	2017	250,000	100,000	-	-	-	-	-	350,000

__________

(1) Mr. Stuckey was appointed as Chief Administrative Officer on April 10, 2017. Mr. Stuckey served as President and Chief Operating Officer from April 1, 2015 until his resignation on April 10, 2017.

(2) Mr. Bajalia was appointed as President of the Company on April 10, 2017.

(3) Mr. Thorpe was appointed as Chief Financial officer and Senior Vice President on June 15, 2018

(4) Mr. Norstrud served as Chief Financial Officer and Treasurer from April 1, 2015 until his resignation effective June 15, 2018.

Employment and Change in Control Agreements

Derek Dewan: On August 12, 2016, the Company entered an employment agreement with Derek Dewan (the “Dewan Employment Agreement”). The Dewan Employment Agreement provides for a five-year term ending on August 15, 2021, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1 year automatic extension clause if there is no notice by the Company of termination. Mr. Dewan received a starting base salary at the rate of $300,000 per year which can be adjusted by the Compensation Committee. Mr. Dewan is entitled to receive an annual bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee. The Dewan Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On June 15, 2018, the Company granted 600,000 restricted shares of common stock to Mr. Dewan. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

George Bajalia: On December 26, 2017, the Company and Mr. Bajalia entered into a written employment agreement with respect to Mr. Bajalia’s service as President of the Company. The Company and Mr. Bajalia agreed to an initial term of five years and that Mr. Bajalia will receive a base salary of $270,000 per year, subject to increase, but not decrease, at the discretion of the Board. In addition, the Company and Mr. Bajalia have agreed that Mr. Bajalia shall be eligible to receive an annual bonus of up to 100% of his base salary based on his meeting certain performance-based targets. On June 15, 2018, the Company granted 500,000 restricted shares of common stock to Mr. Bajalia. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. Mr. Bajalia is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. . On June 15, 2018, the Company granted 500,000 restricted shares of common stock to Mr. Bajalia. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

Kim Thorpe: On June 15, 2018, the Company appointed Kim Thorpe as the Company’s new Chief Financial Officer. The Company and Mr. Thorpe have not yet entered into a written employment agreement with respect to Mr. Thorpe’s service as Chief Financial Officer of the Company. However, in connection with his appointment as Chief Financial Officer of the Company, the Company and Mr. Thorpe have agreed orally (the “Thorpe Employment Agreement”) that the initial term of Mr. Thorpe’s appointment shall be one year with an automatic (rolling) one-year extension feature. Mr. Thorpe will receive an initial annual base salary of $120,000, which will increase to $200,000, effective May 1, 2019. In addition, the Company and Mr. Thorpe have orally agreed that (i) Mr. Thorpe shall be eligible to receive an initial bonus of $25,000 based on his meeting certain performance-based criteria and (ii) Mr. Thorpe shall also receive up to three grants of 50,000 options each (150,000 options, in aggregate) under the Company’s 2013 Stock Incentive Plan based upon certain performance and other criteria. The first such grant of 50,000 options has been made upon the effective date of the appointment of Mr. Thorpe as Chief Financial Officer, has an exercise price of $2.21 per share and shall vest over five (5) years. Mr. Thorpe shall also be eligible to participate in the Company’s employee benefit plans, annual incentive compensation plans, and other perquisites as in effect from time to time on the same basis as generally made available to other senior executives of the Company. The Company and Mr. Thorpe have agreed that the written employment agreement between the Company and Mr. Thorpe will also contain other terms and conditions, including termination, change in control, severance, non-competition and non-disclosure, in addition to others customarily included in executive employment agreements.

Andrew Norstrud: On August 13, 2013, the Company entered an employment agreement with Andrew J. Norstrud (the “Norstrud Employment Agreement”). The Norstrud Employment Agreement provided for a three-year term ending on March 29, 2016, unless employment is earlier terminated in accordance with the provisions thereof. Mr. Norstrud received a starting base salary at the rate of $200,000 per year which was adjusted by the Compensation Committee to $250,000 per year. Mr. Norstrud received options to purchase 20,000 shares of the Company’s common stock in connection with his execution of the Norstrud Employment Agreement, and is also entitled to receive an annual bonus based on criteria to be agreed to by Mr. Norstrud and the Compensation Committee. Mr. Norstrud was granted an additional option to purchase 100,000 and 20,000 shares of the Company’s common stock in connection with his employment with the Company. The Norstrud Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On July 24, 2015, the Company entered into an amendment to the Norstrud Employment Agreement pursuant to which Mr. Norstrud’s term of employment was extended to March 29, 2017. Additionally, the term will automatically extend for successive one year periods unless written notice is given by either party no later than 90 days prior to the expiration of the initial term. Mr. Norstrud resigned as the Company’s Chief Financial Officer and Treasurer effective June 15, 2018. Mr. Norstrud continued to receive his salary through August 1, 2018, and as of that date, the Company no longer had an obligation to Mr. Norstrud for any salary, accrued paid time off, bonuses or any other compensation for past service. In connection with Mr. Norstrud’s resignation, the Company agreed to grant to Mr. Norstrud or his consulting firm, 100,000 shares of restricted common stock, 50,000 of which will vest on February 1, 2019 and 50,000 of which will vest on August 1, 2019

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 9 in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers during fiscal 2018 and 2017 were at option prices that were equal to the market price on the date of grant, had vesting dates five years or less after the date of grant, and had expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2018:

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	-	600,000	1,326,000	600,000	1,326,000

George Bajalia, President	40,000	-	-	7.00	7/23/2025	500,000	1,105,000	500,000	1,105,000

Alex Stuckey, President and Chief Operating Officer	-	-	-	-	-	-	-	-	-

Kim Thorpe, Chief Financial Officer and Senior Vice President-Finance	-	50,000	-	2.21	6/15/2028	-	-	-	-

Andrew Norstrud(1),	20,000			2.50	1/27/2024	-	-	-	-
Chief Financial Officer	100,000			3.50	3/04/2024
and Treasurer	30,000			7.00	7/24/2025

___________

(1) Mr. Norstrud served as Chief Financial Officer and Treasurer from April 1, 2015 until his resignation effective June 15, 2018. On June 15, 2018, Mr. Thorpe was appointed as the Company’s Chief Financial Officer effective immediately. Due to Mr. Norstrud's termination, his options expired on November 1, 2018.

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

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2018:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	Total ($)

William M. Issac	$6,000	254,000	260,000
Peter J. Tanous	1,000	254,000	255,000
Ronald R. Smith	1,000	-	1,000
Dr. Arthur B. Laffer	3,000	254,000	257,000
Darla D. Moore	-	51,000	51,000

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 9 in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 17, 2018 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

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

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all voting securities shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table below is care of GEE Group Inc., 7751 Belfort Parkway, Suite 150, Jacksonville, Florida 32256

Name and Address of Beneficial Owner, Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Derek Dewan	443,266	(2)	4.10%
Ronald R. Smith	4,434,169	(3)	41.03%
Dr. Arthur Laffer	136,693	(4)	1.26%
Darla Moore	0	(5)	*
Peter Tanous	47,333	(6)	*
William Isaac	75,833	(7)	*
George A. Bajalia	68,571	(8)	*
Alex Stuckey	1,766,300	(9)	16.34%
Kim Thorpe	0	(10)	*
Current directors and executive officers as a group (9 individuals)	6,972,165		64.52%
5% or Greater Holders
Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010	655,042	(11)	6.06%

_________________

*	Represents less than 1%.

(1)	Based on 11,204,635 shares issued and outstanding as of December 17, 2018.

(2)

Represents (i) 404,630 shares of common stock and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 600,000 shares of restricted common stock that are subject to cliff vesting on June 15, 2021.

(3)	Represents 250,000 shares of common stock and 4,184,169 shares of Series B Convertible Preferred Stock, which can be converted into 4,184,169 shares of common stock within 60 days.

39

(4)

Represents (i) 90,860 shares of Common Stock and (ii) 45,833 shares issuable upon the exercise of options that are exercisable within 60 days. Does not include 134,167 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days.

(5)	Does not include 25,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days.

(6)

Represents (i) 4,000 shares of Common Stock, and (ii) 43,333 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 131,667 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days.

(7)

Represents (i) 30,000 shares of Common Stock and (ii) 45,833 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 131,667 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days.

(8)

Represents (i) 28,571 shares of Common Stock owned through Landmark Financial Corp, and (ii) 40,000 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 500,000 shares of restricted common stock that are subject to cliff vesting on June 15, 2021.

(9)	Represents (i) 1,727,664 shares of common stock and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days.

(10)	Does not include 50,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days.

(11)

Ms. Brittany M. Dewan is the trustee of the Derek E. Dewan Irrevocable Living Trust II Dated the 27th of July, 2010. Ms. Dewan has the sole voting power and sole dispositive power over the 655,042 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is responsible to make independence determinations annually with the assistance of the Nominating Committee. Such independence determinations are made by reference to the independence standard under the definition of “independent director” under the NYSE MKT Listed Company Manual. Our Board of Directors has affirmatively determined that William Isaac, Dr. Arthur B. Laffer, Darla Moore, Peter Tanous, and Thomas C. Williams satisfy the independence standards under the NYSE MKT Listed Company Manual.

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

Related Party Transactions

Other than as disclosed below, except for the Norstrud Employment Agreement, the Dewan Employment Agreement, the Bajalia Employment Agreement and the Thorpe Employment Agreement described in "Executive Compensation" there have been no transactions since October 1, 2016, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

The Company entered into the Merger Agreement as of March 31, 2017 and consummated the Merger on April 3, 2017. Mr. Ronald R. Smith, a former stockholder of SNIH and a member of the Company’s Board of Directors received $1,879,127 and 4,424,169 shares of Series B Convertible Preferred Stock as Merger Consideration for his shares of SNIH. Mr. Smith also serves as the Stockholder Representative for the former SNIH Stockholders. Pursuant to the Merger Agreement, the Company has agreed to reimburse Mr. Smith for up to $500,000 in expenses he may incur in his role as Stockholder Representative. The Company did not have reimbursable expenses related to Mr. Ronald R. Smith role as Stockholder Representative.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2018 and 2017. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2018 and 2017:

	Fiscal 2018	Fiscal 2017

Audit fees	$210,000	$200,000
Audit-related fees	17,500	63,000
Tax fees	—	—
All other fees	—	—

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

4.05

Form of Contingent Promissory Note issuable by the Company. to Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016.

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

44

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

45

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

46

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

10.59	Employment Agreement dated August 12, 2016 between the Company and Derek Dewan. Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016.

10.60

Ninth Amendment, Consent and Waiver dated as of September 27, 2016 to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the other borrowers’ parties thereto and ACF FINCO I LP, as Lender Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2016.

10.61	Form of Amended and Restated Revolving Credit Note dated as of September 27, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2016.

10.62

Reaffirmation Agreement dated as of September 27, 2016 by and among the Company, the other borrowers parties thereto and ACF FINCO LLP, as Lender. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2016.

10.63

Addendum No. 1 dated January 20, 2017 to the Stock Purchase Agreement dated as of January 1, 2017 by and among GEE Group. Inc. and Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

47

10.64

Tenth Amendment, Consent and Waiver dated as of January 1, 2017 (the “Amendment”) to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the Borrowers named therein and ACF FINCO I LP, as Lender. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

10.65

Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group, Inc., (“Parent”) ”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto and PNC Bank, National Association (“PNC”), as administrative agebtn and collateral agent for certain investment funds managed by MGG Investment Group LP (“MGG”). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

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

10.78	Employment Agreement, dated as of December 26, 2017, by and between GEE Group Inc., and George Bajalia.

10.79	Second Waiver to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2018 Incorporated by reference to Form 10-Q filed with the Commission on May 15, 2018.

10.80

Third Amendment, dated as of August 10, 2018, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP Incorporated by reference to Form 10-Q filed with the Commission on August 14, 2018.

10.81

Deposit Account Control Agreement, dated as of August 8, 2018, by and among GEE Group, Inc., MGG Investment Group LP, as the Lender and Bank of America, N.A. Incorporated by reference to Form 10-Q filed with the Commission on August 14, 2018.

10.82

Fourth Amendment, dated as of December 27, 2018, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP.

49

21.01	Subsidiaries of the Company.

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instant Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
_________

* Management contract or compensatory plan or arrangement.

50

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

Date: December 27, 2018	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: December 27, 2018	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 27, 2018	By:	/s/ George A. Bajalia
George A. Bajalia
President and Director

Date: December 27, 2018	By:	/s/ William M. Isaac
William M. Isaac
Director

Date: December 27, 2018	By:	/s/ Dr. Arthur B. Laffer
Dr. Arthur B. Laffer
Director

Date: December 27, 2018	By:	/s/ Peter J. Tanous
Peter J. Tanous
Director

Date: December 27, 2018	By:	/s/ Darla D. Moore
Darla D. Moore
Director

Date: December 27, 2018	By:	/s/ Ronald Smith
Ronald Smith
Director

51