Form 10-Q
period 2018-12-31
GEE Group Inc.
filed 2019-02-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

________________________________________________________

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

The number of shares outstanding of the registrant’s common stock as of February 8, 2019 was 11,720,967.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2018

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2018, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

ASSETS	December 31, 2018	September 30, 2018
CURRENT ASSETS:
Cash	$3,500	$3,213
Accounts receivable, less allowances ($302 and $302, respectively)	19,047	20,755
Prepaid expenses and other current assets	2,452	2,266
Total current assets	24,999	26,234
Property and equipment, net	849	891
Goodwill	76,593	76,593
Intangible assets, net	28,070	29,467
Other long-term assets	394	416
TOTAL ASSETS	$130,905	$133,601
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,856	$2,523
Acquisition deposit for working capital guarantee	883	883
Accrued compensation	4,215	5,212
Short-term portion of subordinated debt	-	106
Short-term portion of term loan, net of discount	3,226	2,331
Other current liabilities	2,274	2,064
Total current liabilities	13,454	13,119
Deferred taxes	668	146
Revolving credit facility	12,676	11,925
Term loan, net of discounts	38,466	40,253
Subordinated debt	1,000	1,000
Subordinated convertible debt	16,685	16,685
Other long-term liabilities	535	583
Total long-term liabilities	70,030	70,592

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized - 160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 5,566 and 5,816 at December 31, 2018 and September 30, 2018, respectively; liquidation value of the preferred series B stock is approximately $27,050 and $28,255 at December 31, 2018 and September 30, 2018, respectively	27,551	28,788
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 11,204 shares at December 31, 2018 and 10,783 shares at September 30, 2018, respectively	-	-
Additional paid in capital	46,340	44,120
Accumulated deficit	(26,470)	(23,018)
Total shareholders' equity	19,870	21,102
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$130,905	$133,601

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended
	December 31,
	2018	2017
NET REVENUES:
Contract staffing services	$34,014	$39,461
Direct hire placement services	4,529	5,771
NET REVENUES	38,543	45,232

Cost of contract services	25,812	29,458
GROSS PROFIT	12,731	15,774

Selling, general and administrative expenses (including noncash stock-based compensation expense of $581 and $293, respectively)	10,078	12,766
Acquisition, integration and restructuring expenses	1,159	40
Depreciation expense	79	97
Amortization of intangible assets	1,396	1,396
INCOME FROM OPERATIONS	19	1,475
Interest expense	(2,948)	(3,294)
LOSS BEFORE INCOME TAX PROVISION	(2,929)	(1,819)
Provision for income tax	(523)	28
NET LOSS	$(3,452)	$(1,791)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,452)	$(1,791)

BASIC AND DILUTED LOSS PER SHARE	$(0.32)	$(0.18)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	10,946	9,905

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity

Balance, September 30, 2017	9,879	$39,517	$(15,454)	$24,063

Share-based compensation	-	1,660	-	1,660

Issuance of stock for interest	794	2,400	-	2,400

Conversion of preferred Series B to common stock	110	543	-	543

Net loss	-	-	(7,564)	(7,564)

Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102

Share-based compensation	-	581	-	581

Issuance of stock for interest	171	401	-	401

Conversion of preferred Series B to common stock	250	1,238	-	1,238

Net loss	-	-	(3,452)	(3,452)

Balance, December 31, 2018	11,204	$46,340	$(26,470)	$19,870

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,452)	$(1,791)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,475	1,493
Stock Compensation expense	581	293
Provision for doubtful accounts	-	(53)
Deferred income taxes	523	-
Amortization of debt discount	195	192
Interest expense paid with common stock	401	210
Changes in operating assets and liabilities:
Accounts receivable	1,710	562
Accrued interest	-	(388)
Accounts payable	333	(577)
Accrued compensation	(997)	(1,267)
Other current items, net	21	1,295
Long-term items, net	(11)	(218)
Net cash provided by (used in) operating activities	779	(249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(36)	(128)
Net cash used in investing activities	(36)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(1,087)	(812)
Payments on subordinated debt	(107)	(212)
Payments on capital lease	(13)	-
Net proceeds from revolving credit	751	2,096
Net cash provided by (used in) financing activities	(456)	1,072

Net change in cash	287	695

Cash at beginning of period	3,213	2,785

Cash at end of period	$3,500	$3,480

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$2,615	$2,699
Cash paid for taxes	$12	$-
Non-cash financing activities
Conversion of Series B Convertible Preferred Stock to common stock	$1,238	$-
Issuance of stock for extinguishment of debt	$-	$385

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 as filed on December 27, 2018.

Liquidity

The Company experienced significant net losses for its most recent fiscal year ended September 30, 2018, and for the three months ended December 31, 2018. Management has implemented a strategy which includes cost reductions and consolidation of certain operating activities to continue gain efficiencies as well as identifying strategic acquisitions, financed primarily through a combination of the issuance of equity and debt, to improve the overall profitability and cash flows of the Company.

As of December 31, 2018, the Company had cash of approximately $3.5 million, which was an increase of approximately $0.3 million from approximately $3.2 million at September 30, 2018. Working capital at December 31, 2018 was approximately $11.5 million, as compared to working capital of approximately $13.1 million for September 30, 2018.

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

Estimates and Assumptions

Management makes estimates and assumptions that can affect the amounts of assets and liabilities reported as of the date of the unaudited condensed consolidated financial statements, as well as the amounts of reported revenues and expenses during the periods presented. Those estimates and assumptions typically involve expectations about events to occur subsequent to the balance sheet date, and it is possible that actual results could ultimately differ from the estimates.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Revenue Recognition

Revenues from contracts with customers are generated through the following services: direct hire placement services, temporary professional services staffing, and temporary light industrial staffing. Revenues are recognized when promised services performed to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales adjustments or allowances.

Direct hire placement service revenues from contracts with customers are recognized when employment candidates accept offers of employment, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company's guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally ranges from 60 to 90 days from the date of hire. Fees associated with candidate placement are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Temporary staffing service revenues from contracts with customers are recognized in amounts for which the Company has a right to invoice, as the services are rendered by the Company’s temporary employees. The Company records temporary staffing revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company controls the specified service before that service is performed for a customer. The Company has the risk of identifying and hiring qualified employees, has the discretion to select the employees and establish their price, and bears the risk for services that are not fully paid for by customers.

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $0.7 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

See Note 13 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our customer and the services offered. The terms between invoicing and when payments are due are not significant.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees, while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2018 and September 30, 2018, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a relatively small accounts receivable allowance. As of each of December 31, 2018, and September 30, 2018 allowance for doubtful accounts was $0.3 million. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $0.2 million as of December 31, 2018 and September 30, 2018.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three-months period ended December 31, 2018 and 2017.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The fair value disclosures of the Company’s long-term liabilities included herein are estimated using Level 3 inputs. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs, as discussed in Note 5.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Earnings and Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable and preferred stock to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

Common stock equivalents, which are excluded because their effect is anti-dilutive were 11.8 million and 10.3 million for the three months ended December 31, 2018 and 2017, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $0.6 million for each of the three months ended December 31, 2018 and 2017.

Intangible Assets

Separately identifiable intangible assets held in the form of customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize any impairments during the three-month periods ended December 31, 2018 and 2017.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with FASB ASC 718, “Compensation-Stock Compensation”, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options, we recognize expense on an accelerated basis over the employee's requisite service period (generally the vesting period of the equity grant). The Company's option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of December 31, 2018 and September 30, 2018, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, and (b) temporary professional contract services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary contract light industrial staffing. The Company’s services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Selling, general and administrative expenses are not entirely allocated among Industrial and Professional Staffing Services. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining the Company’s operating segments.

3. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU superseded the existing revenue recognition guidance under U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. The new standard was adopted by the Company under the modified retrospective approach effective October 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendment in the ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all eases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification of Improvement to Topic 842 Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also, in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior period under previous lease accounting guidance. The effective date and transition requirement for these two ASUs are the same as the effective date and transition requirement as ASU 2016-02. While the Company continues to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to recording right-to-use assets and related lease liabilities on the consolidated balance sheets.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2018	September 30, 2018

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	3,374	3,356
Total property and equipment, at cost	4,821	4,803
Accumulated depreciation and amortization	(3,972)	(3,912)
Property and equipment, net	$849	$891

Depreciation expense for three-month periods ended December 31, 2018 and 2017, was approximately $0.1 million.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

5. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of December 31, 2018 and September 30, 2018, and estimated future amortization expense.

	December 31, 2018			September 30, 2018
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$8,175	$20,895	$29,070	$7,459	$21,611
Trade name	8,329	2,892	5,437	8,329	2,537	5,792
Non-Compete agreements	4,331	2,593	1,738	4,331	2,267	2,064
Total	$41,730	$13,660	$28,070	$41,730	$12,263	$29,467

Estimated Amortization Expense
Remainder of Fiscal 2019	$4,190
Fiscal 2020	5,038
Fiscal 2021	4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Thereafter	8,406
	$28,070

The trade names are amortized on a straight – line basis over the estimated useful life of between five and ten years. Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the respective noncompete agreements, which are typically five years in duration.

The intangible assets amortization expense was $1.4 million for the three-month periods ended December 31, 2018 and 2017.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

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

Senior Leverage Ratio. This is the ratio of maximum Indebtedness, which is substantially comprised of consolidated senior indebtedness, to consolidated EBITDA, each of which is as defined under the Credit Agreement, as amended. The Senior Leverage Ratios are: 4.00 to 1.00 for the fiscal quarter ended September 30, 2018; 4.40 to 1.00 for the fiscal quarter ended December 31, 2018; 4.25 to 1.00 for the fiscal quarter ended March 31, 2019; 4.10 to 1.00 for the fiscal quarter ended June 30, 2019; and 4.00 to 1.00 for the fiscal quarter ending September 30, 2019 and 2.50 to 1.00 for each fiscal quarter thereafter.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

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

On December 27, 2018, the Company and its subsidiaries, as Borrowers, entered into a fourth amendment and waiver (the “Fourth Amendment and Waiver”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fourth Amendment and Waiver, the Company and its Lenders have negotiated and agreed to a waiver for non-compliance with the financial covenants under the Credit Agreement as of September 30, 2018, and amendments to the financial covenants and to the remaining scheduled principal payments. The Company met its financial loan covenants for the three-month period ended December 31, 2018.

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

Revolving Credit Facility

As of December 31, 2018, the Company had $12.7 million in outstanding borrowings under the Revolving Credit Facility, of which approximately $1.0 million was at an interest rate of approximately 17.31%, approximately $8.0 million was at an interest rate of approximately 17.46%, and the remainder was at an interest rate of approximately 19.50%.

As of December 31, 2018, the Company had $0.6 million available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	December 31, 2018	September 30, 2018

Term loan	$43,505	$44,505
Unamortized debt discount	(1,813)	(1,921)
Term loan, net of discount	41,692	42,584
Short term portion of term loan, net of discount	3,226	2,331
Long term portion of term loan, net of discount	$38,466	$40,253

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: Remainder of Fiscal 2019 – $2.1 million, Fiscal 2020 – $8.3 million and Fiscal 2021 - $33.1 million.

The Company also is required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018. The Company does not owe any amount as of December 31, 2018.

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

As of December 31, 2018, the Company had $43.5 million in outstanding borrowings under the Term Loan Facility, of which approximately $37.0 million was at an interest of approximately 17.53%, and approximately $6.4 million was at an interest of approximately 17.45%.

Loan Fees and Amortization

In connection with the Credit Agreement, the Company agreed to pay an original discount fee of approximately $0.9 million, a closing fee for the term loan of approximately $0.1 million, a finder’s fee of approximately $1.6 million and a closing fee for the revolving credit facility of approximately $0.5 million. The total of the loan fees paid is approximately $3.1 million. The Company has reported these direct loan-related costs in the form of a discount and reduction of the term loan in the accompanying consolidated balance sheets and is amortizing them as interest expense over the term of the loans. For the three months ended December 31, 2018 and 2017, the Company amortized approximately $0.2 million of debt discount.

7. Accrued Compensation

Accrued Compensation includes accrued wages, the related payroll taxes, employee benefits of the Company's employees, including those working on contract assignments, commissions earned and not yet paid and estimated commissions and bonuses payable.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

8. Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	December 31,	September 30,
	2018	2018

10% Convertible Subordinated Note	$4,185	$4,185
Amended and Restated Non-negotiable promissory note	-	106
Subordinated Promissory Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500
Total subordinated debt, convertible and non-convertible	17,685	17,791
Short term portion of subordinated debt, convertible and non-convertible	-	(106)
Long term portion of subordinated debt, convertible and non-convertible	$17,685	$17,685

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to JAX Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the amount of $4.2 million, and which was scheduled to become due on October 2, 2018.

On April 3, 2017, the Company and JAX Legacy amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4.2 million. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon. The Company agreed to issue to the investors in JAX Legacy approximately 77,775 shares of common stock, at a value of approximately $0.4 million which was expensed as loss on the extinguishment of debt during the year ended September 30, 2017.

Total discount recorded at issuance of the original JAX Legacy subordinated note payable was approximately $0.6 million. Total amortization of debt discount for the year ended September 30, 2017 was approximately $0.1 million, and the remaining $0.3 million was written off to loss on extinguishment of debt upon amendment and restatement resulting in the 10% Note.

During the three months ended December 31, 2018 the Company issued approximately 40,226 shares of common stock to Jax Legacy related to interest of $0.1 million on the 10% Note.

On January 4, 2019 the Company issued approximately 148,834 shares of common stock to Jax Legacy related to interest of $0.1 million on the 10% Note.

Amended and Restated Non-Negotiable Promissory Note

On October 4, 2017, the Company executed an Amended and Restated Non-Negotiable Promissory Note in favor of William Daniel Dampier and Carol Lee Dampier (sellers of Access Data Consulting Corporation) in the amount of approximately $1.2 million (the “Note”). This Note amends and, as so amended, restates in its entirety and replaces that certain Subordinated Nonnegotiable Promissory Note dated October 4, 2015, issued by the Company to William Daniel Dampier and Carol Lee Dampier in the original principal amount of $3.0 million. The Company agreed to pay William Daniel Dampier and Carol Lee Dampier 12 equal installments of approximately $107,675, commencing on November 4, 2017 and ending on October 4, 2018. The note was paid off during the three months ended December 31, 2018.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Subordinated Promissory Note

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250,000 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company issued to the Sellers a subordinated promissory note in the principal amount of $1.0 million (the “Subordinated Note”), The Subordinated Note bears interest at the rate of 5.5% per annum. Interest on the Subordinated Note is payable monthly and principal can only be paid in stock until the term loan and Revolving Credit Facility are repaid. The Subordinated Note shall have a term of three years and may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement).

9.5% Convertible Subordinated Notes

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the acquisition of SNIH an aggregate of $12.5 million in the form of 9.5% Convertible Subordinated Notes (the “9.5% Notes”). The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and is payable quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company under its Credit Agreement (see Note 6) pursuant to Subordination and Inter-creditor Agreements dated as of March 31, 2017 by and among the Company, the Credit Agreement lenders, and each of the holders of the 9.5% Notes.

Future minimum payments of all subordinated debt will total approximately as follows: fiscal 2019 - $0.0 million, fiscal 2020 - $1.0 million, fiscal 2021- $0.0 and fiscal 2022 - $16.7 million.

During the three months ended December 31, 2018 the Company issued approximately 130,952 shares of common stock to the SNI Sellers related to interest of $0.3 million on the 9.5% Notes.

On January 4, 2019 the Company issued approximately 367,498 shares of common stock to the SNI Sellers related to interest of $0.3 million on the 9.5% Notes.

9. Equity

During the three months ended December 31, 2018 the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock, see Note 10.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Restricted Stock

During the three months ended December 31, 2018 no restricted stock was granted or exercised. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. Stock-based compensation expense attributable to restricted stock was $0.2 million and $0.0 million for the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was approximately $1.9 million of unrecognized compensation expense related to restricted stock outstanding.

A summary of restricted stock activity is presented as follows:

Number of Shares
Restricted stock outstanding as of September 30, 2018	1,100
Granted	-
Exercised	-
Restricted stock outstanding as of December 31, 2018	1,100

Warrants

No warrants were granted or exercised during the three months ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2018	497	3.84	2.87	67
Granted	-	-
Exercised	-	-
Forfeited	(58)	2.00
Warrants outstanding as of December 31, 2018	439	4.09	2.48	-

Warrants exercisable as of September 30, 2018	497	3.84	2.87	67
Warrants exercisable as of December 31, 2018	439	4.09	2.48	-

Stock Options

As of December 31, 2018, there were stock options outstanding under the Company’s Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of December 31, 2018 and September 30, 2018 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $0.4 million and $0.3 million for the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was approximately $2.7 million of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.5 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2018	1,578	3.76	7.53	142
Granted	394	1.91
Exercised	-	-
Forfeited/Expired	(178)	3.89
Options outstanding as of December 31, 2018	1,794	3.34	8.58	-

Exercisable as of September 30, 2018	512	5.08	7.30	1
Exercisable as of December 31, 2018	385	5.92	7.19	-

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended
December 31, 2018
Weighted average fair value of options	$1.75
Weighted average risk-free interest rate	3.03%
Weighted average dividend yield	$-
Weighted average volatility factor	104%
Weighted average expected life (years)	10

10. Mezzanine Equity

On April 3, 2017, the Company issued an aggregate of approximately 5.9 million shares of no par value, Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the SNIH acquisition. The no par value, Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all "Junior Securities" (including the Company's Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

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

Except as set forth in the Resolution Establishing Series (as defined below) or as may be required by Illinois law, the holders of the no par value, Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of no par value, Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the no par value, Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting).

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

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

During the three months ended December 31, 2018 the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock.

11. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three months ended December 31, 2018 and 2017:

	Three Months Ended, December 31,
	2018	2017
Provision for Income Taxes	523	(28)
Effective Tax Rate	-17%	2%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended December 31, 2018 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

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

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” ("US Tax Reform"). The US Tax Reform provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. Certain provisions of the US Tax Reform became effective during our fiscal year ending September 30, 2018 with all provisions of the US Tax Reform effective as of the beginning of our fiscal year ending September 30, 2019.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

During the period ending December 31, 2017, we recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the US Tax Reform. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional estimates and have subsequently finalized our accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018 with no material adjustments to our consolidated financial statements from what was originally recorded.

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

Rent expense was $0.8 million and $0.9 million for the three-month periods ended December 31, 2018 and 2017, respectively.

As of December 31, 2018 future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices are as follows:

Remainder of Fiscal 2019	$1,506
Fiscal 2020	1,289
Fiscal 2021	742
Fiscal 2022	699
Fiscal 2023	505
Thereafter	648
Total	$5,389

13. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary light industrial staffing. These Company’s services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Some selling, general and administrative expenses are not fully allocated among light industrial services and professional staffing services.

Unallocated Corporate expenses primarily include, certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock amortization expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses and interest expense.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

	Three Months Ended
(in thousands)	December 31,
	2018	2017
Industrial Staffing Services
Industrial services revenue	$5,620	$5,872
Industrial services gross margin	13.9%	15.6%
Operating income	$255	$253
Depreciation & amortization	64	66
Accounts receivable – net	3,136	3,521
Intangible assets	415	637
Goodwill	1,084	519
Total assets	$4,635	$4,177

Professional Staffing Services
Permanent placement revenue	$4,529	$5,771
Placement services gross margin	100%	100%
Professional services revenue	$28,394	$33,589
Professional services gross margin	26.14%	27.0%
Operating income	$2,219	$2,477
Depreciation and amortization	1,411	1,427
Accounts receivable – net	15,911	19,148
Intangible assets	27,655	33,016
Goodwill	75,509	76,074
Total assets	$126,270	$134,844

Unallocated Expenses
Corporate administrative expenses	$609	$817
Corporate facility expenses	106	105
Stock Compensation expense	581	293
Acquisition, integration and restructuring expenses	1,159	40
Total unallocated expenses	$2,455	$1,255

Consolidated
Total revenue	$38,543	$45,232
Operating income	19	1,475
Depreciation and amortization	1,475	1,493
Total accounts receivables – net	19,047	22,669
Intangible assets	28,070	33,653
Goodwill	76,593	76,593
Total assets	$130,905	$139,021

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

14. Subsequent Events

On February 13, 2019, the Company entered into an employment agreement with Kim Thorpe (the “Thorpe Employment Agreement”), for an initial term of four years ending on February 13, 2023, which shall be extended automatically for one year on February 13, 2023 and each annual anniversary thereof. Mr. Thorpe will receive an annual base salary of $200,000 which will be subject to annual review by the Company’s Chief Executive Officer for discretionary periodic increases in accordance with the Company’s compensation policies. Mr. Thorpe is also entitled to receive stock option, and other forms of equity compensation such as restricted stock, stock appreciation rights or phantom stock which may be granted to him from time to time at the discretion of the Compensation Committee of the Board of Directors. The Thorpe Employment Agreement contains standard termination, change in control, severance, non-competition and non-disclosure, in addition to others customarily included in executive employment agreements.

Mr. Thorpe shall also receive up to three grants of 50,000 options each (150,000 options, in aggregate) under the Company’s 2013 Stock Incentive Plan based upon certain performance and other criteria. The first such grant of 50,000 options was made upon the effective date of the appointment of Mr. Thorpe as Chief Financial Officer, has an exercise price of $2.21 per share and shall vest over five (5) years.

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Triad Personnel Services and Triad Staffing. As of December 31, 2018, we operated thirty-four branch offices in downtown or suburban areas of major U.S. cities in thirteen states. We have one office located in each of Arizona, Connecticut, Georgia, Minnesota, New Jersey, Virginia and Washington DC, three offices in Colorado and Illinois, four offices in Massachusetts and Texas, six offices in Ohio and seven offices in Florida.

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

Results of Operations

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended
	December 31,	December 31,
(in thousands)	2018	2017	$ Change	% Change
Professional contract services	$28,394	$33,589	(5,195)	(15)
Industrial contract services	5,620	5,872	(252)	(4)
Total professional and industrial contract services	34,014	39,461	(5,447)	(14)

Direct hire placement services	4,529	5,771	(1,242)	(22)
Consolidated net revenues	$38,543	$45,232	(6,689)	(15)

Contract staffing services contributed $34 million or approximately 88% of consolidated revenue and direct hire placement services contributed $4.5 million, or approximately 12%, of consolidated revenue for the three months ended December 31, 2018. This compares to contract staffing services revenue of $39.5 million, or approximately 87%, of consolidated revenue and direct hire placement revenue of $5.8 million, or approximately 13%, of consolidated revenue for the three months ended December 31, 2017.

The overall decrease in contract staffing services revenue of $5.4 million, or 14%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily attributable to strategic actions instituted by management primarily in the professional services division to reduce the number of unproductive or underperforming full time personnel including recruiters, account representatives, sales professionals and related administrative support staff and to a lesser extent, reductions in the temporary workforce requirements of a few key customers in the industrial services division. In addition, some of the decline in revenue was a natural result of certain office consolidations and office closures that were undertaken by the Company as a by-product of its definitive actions to maximize productivity, reduce overall field costs and improve profitability. In addition, the lower revenue for three-month period ended December 31, 2018 was attributable to two additional holidays falling on weekdays and market speculation of an impending recession in the U.S economy during the first fiscal quarter of 2019.

Direct hire placement revenue for the three months ended December 31, 2018 decreased by $1.2 million over the three months ended December 31, 2017.The decrease is attributable to market speculation of an impending recession in the U.S economy during the first fiscal quarter of 2019, which had a cooling effect on hiring, especially around the holiday season. An additional nuance of this trend were higher falloffs, in part, due to instances where placements initially accepted offers from the Company’s customers, but immediately thereafter decided not to change employers, again due to economic concerns of the candidates.

The Company continues to pursue opportunities to selectively increase revenue producing headcount in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve, setting aggressive new business growth targets, initiatives to increase services to existing customers, changes to compensation, commission and bonus plans to better incentivize producers, and frequent interaction with the field to monitor and motivate growth. The Company’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing, which represents approximately 85% of total revenue for the three months ended December 31, 2018.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company's contract services employees, and certain other employee-related costs, while working on contract assignments. Cost of contract services for the three months ended December 31, 2018 decreased by approximately 13% to $25.8 million compared to the three months ended December 31, 2017 of $29.5 million. The $3.7 million overall decrease in cost of contract services for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily attributable to and consistent with the corresponding declines in revenues, which is discussed further below.

	Three Months Ended
	December 31, 2018	December 31, 2017
Professional contract services	26.1%	27.0%
Industrial contract services	13.9%	15.6%
Consolidated professional and industrial services	24.1%	25.4%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	33.0%	34.9%

(1) Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three months ended December 31, 2018 was approximately 33.0% versus approximately 34.9% for the three months ended December 31, 2017. The change in the overall gross margin from the comparable prior three months ended period was principally due to the greater reduction in direct hire placement services revenue proportionally and which have 100% gross margin than the reduction in contract professional services.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.1% for three months ended December 31, 2018 compared to approximately 27.0% for the three months ended December 31, 2017. The change in professional contract staffing services gross margin was primarily due to proportionally higher revenue from Vendor Management Systems (“VMS”), Managed Service Providers (“MSP”), Master Service Agreements (“MSA”) and other volume corporate accounts that occurred in the three months ended December 31, 2018, all of which typically have lower gross margins. Other differences in the composition of revenues among the specialties served by the Company (information technology, engineering, healthcare, finance and accounting and others) also contributed to the change in the professional contract services gross profit and margin.

The Company’s industrial staffing services gross margin for the three months ended December 31, 2018 was approximately 13.9% versus approximately 15.6% for the three months ended December 31, 2017. The change in industrial staffing services gross margin was primarily due to lower margin accounts that occurred in the three months ended December 31, 2018.

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

In addition to depreciation and amortization, which are broken out and reported separately in the consolidated statement of operations from other selling, general and administrative expenses (SG&A), the Company separately reports SG&A expenses incurred that are related to acquisition, integration and restructuring activities. These include expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, and other costs incurred related to acquisitions, including associated legal and professional costs. Management believes reporting these expenses separately from other SG&A provides useful information considering the Company’s dual track growth strategy of internal (organic) growth and growth by acquisitions and when comparing and considering the Company’s operating results and activities with other entities.

The Company’s SG&A for the three months ended December 31, 2018, excluding depreciation, amortization and acquisition, integration and restructuring expenses, decreased by approximately $2.7 million as compared to the three months ended December 31, 2017. SG&A for the three months ended December 31, 2018, excluding depreciation, amortization and acquisition, integration and restructuring expenses, as a percentage of revenue decreased to approximately 26.1%, compared to approximately 28.2% of revenue for the three months ended December 31, 2017. The net decrease in the ratio of SG&A to revenue was the result of a combination of factors. These included strategic initiatives implemented by corporate and regional management to lower personnel costs by rightsizing the number of sales and recruitment full time employees (FTE’s) and related ancillary costs, resulting in a reduction in rent and other expenses, leverage from implementation of shared services, economies of scale gained from reduced pricing obtained from vendors; much of which was associated with the continued integration of the SNI acquisition and related streamlining of field operations and related expenses.

Acquisition, Integration and Restructuring Expenses

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses. These costs increased to $1.2 million for the three months ended December 31, 2018 from $0.04 million for the three months ended December 31, 2017 and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs.

Depreciation Expense

Depreciation expense for the three months ended December 31, 2018, decreased approximately $18,000, or 19% compared to the three months ended December 31, 2017, primarily as a result of strategic initiatives related to the consolidation of various office locations.

Amortization Expense

Amortization expense for the three months ended December 31, 2018, remained flat compared to the three months ended December 31, 2017.

Income from Operations

As a result of the matters discussed regarding revenues and operating expenses above, income from operations decreased $1.5 million for the three months ended December 31, 2018 from income of $1.5 million for the three months ended December 31, 2017.

Interest Expense

Interest expense for the three months ended December 31, 2018, decreased by approximately $0.3 million or 11% compared to the three months ended December 31, 2017 primarily as a result of the pay down of principal on long-term debt.

Provision for Income Taxes

The Company recognized a tax expense of approximately $0.5 million for the three months ended December 31, 2018. Effective tax rate for the three-months ended December 31, 2018 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position. Effective tax rate for the three months ended December 31, 2017 is lower than the statutory tax rate primarily due to a tax provision for state income taxes and an increase in the deferred tax liability related to indefinite lived assets being offset by a discrete tax benefit recorded for the impact from the US Tax Reform. The tax provision for the three months ended December 31, 2017 includes discrete tax benefit totaling $0.4 million relating to the US Tax Reform.

Net Loss

As a result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for the three months ended December 31, 2018 and 2017 of $3.5 million and $1.8 million, respectively.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data:

(in thousands)	December 31, 2018	December 31, 2017
Cash flows provided by (used in) operating activities	$779	$(249)
Cash flows used in investing activities	$(36)	$(128)
Cash flows provided by (used in) financing activities	$(456)	$1,072

As of December 31, 2018, the Company had $3.5 million of cash which was an increase of approximately $0.3 million from approximately $3.2 million as of September 30, 2018. As of December 31, 2018, the Company had working capital of $11.5 million compared to $13.1 million of working capital as of September 30, 2018.

The increase in net cash provided by (used in) operating activities for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, is consistent with reductions in accounts receivable and changes in other accruals as the result of corresponding reductions in revenue during the three months ended December 31, 2018 in comparison with the three months ended December 31, 2017.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the three months ended December 31, 2018 and 2017.

Cash flow used in financing activities for the three months ended December 31, 2018 was primarily for payments on our term loan offset by proceeds from advances taken on the revolving credit facility. Cash flow provided by financing activities for the three months ended December 31, 2017 was primarily from net borrowings of the Revolving Credit Facility.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on December 31, 2018, are approximately $4 million. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on December 31, 2018, are approximately $1.9 million.

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

On December 27, 2018, the Company and its subsidiaries, as Borrowers, entered into a fourth amendment and waiver (the “Fourth Amendment and Waiver”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fourth Amendment and Waiver, the Company and its Lenders negotiated and agreed to a temporary waiver for non-compliance with the financial covenants under the Credit Agreement as of September 30, 2018, and amendments to the financial covenants and to the remaining scheduled principal payments. The Company met its financial loan covenants for the three-month period ended December 31, 2018.

Management has taken definitive actions and expect to improve operations, reduce costs and improve profitability, and position the Company for future growth. The Company also is seeking replacement financing with a view towards lowering its borrowing costs. Based on its current projections, management expects that the Company can meet its future debt service requirement and comply with its financial covenants and other commitments, as amended in the Fourth Amendment and Waiver. However, the Company’s projections are based on assumptions and estimates about future performance and events, which are subject to change or other unforeseen conditions or uncertainties. As such, there can be no assurance that the Company will not fall into non-compliance with its loan covenants or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen in the future.

Subordinated Debt – Convertible and Non-Convertible

On October 2, 2015, the Company issued and sold a Subordinated Note in the aggregate principal amount of $4,185,000 to JAX Legacy – Investment 1, LLC (“JAX”) pursuant to a Subscription Agreement dated October 2, 2015 between the Company and Jax. On April 3, 2017, the Company and JAX amended and restated the Subordinated Note in its entirety in the form of the 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021. The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 10% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). The 10% Note is subordinated in payment to the obligations of the Company to the lenders parties to the Credit Agreement, pursuant to a Subordination and Inter-creditor Agreements, dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and JAX. The 10% Note issued to JAX is not registered under the Securities Act of 1933, as amended (the “Securities Act”). JAX is an accredited investor. The issuance of the 10% Note to JAX is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

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

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the SNIH acquisition an aggregate of $12.5 million in aggregate principal amount of its 9.5% Notes. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company to the lending parties to the Credit Agreement, pursuant to those certain Subordination and Inter-creditor Agreements, each dated as of March 31, 2017 by and among the Company, the other borrowers under the Credit Agreement, the Agent under the Credit Agreement and each of the holders of the 9.5% Notes.

Series B Convertible Preferred Stock

On April 3, 2017, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal as part of the SNIH acquisition, an aggregate of approximately 5,926,000 shares of its Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. In the event that the Company declares or pays a dividend or distribution on its Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company or any of its subsidiaries of shares of Common Stock for cash, securities or property, the Company is required to simultaneously declare and pay a dividend on the Series B Convertible Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all Shares had been converted as of immediately prior to the record date of the applicable dividend or distribution. On April 3, 2017, the Company filed a Statement of Resolution Establishing its Series B Convertible Preferred Stock with the State of Illinois. (the “Resolution Establishing Series”). Except as set forth in the Resolution Establishing Series, the holders of the Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

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

During the three months ended December 31, 2018, the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock.

Off-Balance Sheet Arrangements

As of December 31, 2018, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2018, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

On February 13, 2019, the Company entered into an employment agreement with Kim Thorpe (the “Thorpe Employment Agreement”), for an initial term of four years ending on February 13, 2023, which shall be extended automatically for one year on February 13, 2023 and each annual anniversary thereof. Mr. Thorpe will receive an annual base salary of $200,000 which will be subject to annual review by the Company’s Chief Executive Officer for discretionary periodic increases in accordance with the Company’s compensation policies. Mr. Thorpe is also entitled to receive stock option, and other forms of equity compensation such as restricted stock, stock appreciation rights or phantom stock which may be granted to him from time to time at the discretion of the Compensation Committee of the Board of Directors. The Thorpe Employment Agreement contains standard termination, change in control, severance, non-competition and non-disclosure, in addition to others customarily included in executive employment agreements.

Mr. Thorpe shall also receive up to three grants of 50,000 options each (150,000 options, in aggregate) under the Company’s 2013 Stock Incentive Plan based upon certain performance and other criteria. The first such grant of 50,000 options was made upon the effective date of the appointment of Mr. Thorpe as Chief Financial Officer, has an exercise price of $2.21 per share and shall vest over five (5) years.

Item 6.	Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.1	Employment Agreement, dated as of February 13, 2019, by and between GEE Group Inc., and Kim Thorpe.

31.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEE GROUP INC.
(Registrant)

Date: February 14, 2019	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

