Form 10-Q
period 2019-03-31
GEE Group Inc.
filed 2019-05-15
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

__________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	JOB	NYSE MKT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2019 was 12,054,571.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2019

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

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	March 31, 2019	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash	$2,761	$3,213
Accounts receivable, less allowances ($302 and $302, respectively)	19,992	20,755
Prepaid expenses and other current assets	2,382	2,266
Total current assets	25,135	26,234
Property and equipment, net	843	891
Goodwill	76,593	76,593
Intangible assets, net	26,674	29,467
Other long-term assets	354	416
TOTAL ASSETS	$129,599	$133,601
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,897	$2,523
Acquisition deposit for working capital guarantee	883	883
Accrued compensation	4,836	5,212
Short-term portion of subordinated debt	-	106
Short-term portion of term loan, net of discount	1,194	2,331
Other current liabilities	2,174	2,064
Subordinated debt	1,000	-
Total current liabilities	13,984	13,119
Deferred taxes	648	146
Revolving credit facility	13,147	11,925
Term loan, net of discounts	40,100	40,253
Subordinated debt	-	1,000
Subordinated convertible debt	16,685	16,685
Other long-term liabilities	553	583
Total long-term liabilities	71,133	70,592

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 5,566 and 5,816 at March 31, 2019 and September 30, 2018, respectively; liquidation value of the preferred series B stock is approximately $27,050 and $28,255 at March 31, 2019 and September 30, 2018, respectively	27,551	28,788
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 11,721 shares at March 31, 2019 and 10,783 shares at September 30, 2018, respectively	-	-
Additional paid in capital	47,291	44,120
Accumulated deficit	(30,360)	(23,018)
Total shareholders' equity	16,931	21,102
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$129,599	$133,601

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
NET REVENUES:
Contract staffing services	$31,827	$34,520	$65,840	$73,981
Direct hire placement services	4,350	5,337	8,880	11,108
NET REVENUES	36,177	39,857	74,720	85,089

Cost of contract services	24,459	26,231	50,271	55,689
GROSS PROFIT	11,718	13,626	24,449	29,400

Selling, general and administrative expenses
(including noncash stock-based compensation expense
of $549 and $336, and $1,130 and $629 respectively)	10,449	11,938	20,528	24,704
Acquisition, integration and restructuring expenses	592	181	1,751	221
Depreciation expense	101	98	180	195
Amortization of intangible assets	1,397	1,394	2,793	2,790
INCOME (LOSS) FROM OPERATIONS	(821)	15	(803)	1,490
Interest expense	(3,085)	(2,199)	(6,033)	(5,493)
LOSS BEFORE INCOME TAX PROVISION	(3,906)	(2,184)	(6,836)	(4,003)
Provision for income tax	16	(694)	(506)	(666)
NET LOSS	$(3,890)	$(2,878)	$(7,342)	$(4,669)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(3,890)	$(2,878)	$(7,342)	$(4,669)

BASIC AND DILUTED LOSS PER SHARE	$(0.34)	$(0.28)	$(0.65)	$(0.46)
WEIGHTED AVERAGE NUMBER OF
SHARES - BASIC AND DILUTED	11,414	10,426	11,047	10,165

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102

Share-based compensation	-	581	-	581

Issuance of stock for interest	171	401	-	401

Conversion of preferred Series B to common stock	250	1,238	-	1,238

Net loss	-	-	(3,452)	(3,452)

Balance, December 31, 2018	11,204	$46,340	$(26,470)	$19,870

Share-based compensation	-	549	-	549

Issuance of stock for interest	517	402	-	402

Net loss	-	-	(3,890)	(3,890)

Balance, March 31, 2019	11,721	$47,291	$(30,360)	$16,931

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2017	9,879	$39,517	$(15,454)	$24,063

Share-based compensation	-	293	-	293

Issuance of stock for interest	136	595	-	595

Net loss	-	-	(1,791)	(1,791)

Balance, December 31, 2017	10,015	$40,405	$(17,245)	$23,160

Share-based compensation	-	336	-	336

Issuance of stock for interest	321	999	-	999

Conversion of preferred Series B to common stock	110	545	-	545

Net loss	-	-	(2,878)	(2,878)

Balance, March 31, 2018	10,446	$42,285	$(20,123)	$22,162

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Six Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,342)	$(4,669)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,973	2,985
Stock Compensation expense	1,130	629
Provision for doubtful accounts	-	(602)
Deferred income taxes	502	668
Amortization of debt discount	398	384
Interest expense paid with common stock	803	1,209
Changes in operating assets and liabilities:
Accounts receivable	763	3,182
Accrued interest	-	(23)
Accounts payable	1,374	(607)
Accrued compensation	(376)	(2,968)
Other current items, net	(12)	(170)
Long-term items, net	14	154
Net cash provided by operating activities	227	172

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(83)	(199)
Net cash used in investing activities	(83)	(199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(1,687)	(1,312)
Payments on subordinated debt	(107)	(504)
Payments on capital lease	(24)	-
Net proceeds from revolving credit	1,222	1,996
Net cash provided by (used in) financing activities	(596)	180

Net change in cash	(452)	153

Cash at beginning of period	3,213	2,785

Cash at end of period	$2,761	$2,938

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$4,848	$4,547
Cash paid for taxes	$95	$-
Non-cash financing activities
Conversion of Series B Convertible Preferred Stock to common stock	$1,238	$545
Issuance of stock for extinguishment of debt	$-	$385
Acquisition of equipment with capital lease	$49	$-

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

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 as filed on December 27, 2018.

Liquidity

The Company experienced significant net losses for its most recent fiscal year ended September 30, 2018, and for the six-month period ended March 31, 2019.

As of March 31, 2019, the Company had cash of approximately $2.8 million, which was a decrease of approximately $0.5 million from approximately $3.2 million at September 30, 2018. Working capital at March 31, 2019 was approximately $11.2 million, as compared to working capital of approximately $13.1 million for September 30, 2018.

Management has taken definitive actions to improve operations, reduce costs and improve profitability, and position the Company for future growth. In addition, the Company’s senior lenders have worked with management in providing amendments and waivers to the Company’s senior credit facilities as management works towards improving the Company’s operations and restructuring its current debt and equity capitalization.

Based on its current projections, management expects that the Company can meet its future debt service requirements and comply with its financial covenants and other commitments, as amended, and will continue to seek reasonable assistance from the Company’s senior lenders, as necessary. However, the Company’s projections are based on assumptions and estimates about future performance and events, which are subject to change or other unforeseen conditions or uncertainties. As such, there can be no assurance that the Company will not fall into non-compliance with its loan covenants or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen in the future.

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

Revenue Recognition

Revenues from contracts with customers are generated through the following services: direct hire placement services, temporary professional services staffing, and temporary light industrial staffing. Revenues are recognized when promised services are performed for customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales adjustments or allowances.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $0.6 million and $0.4 million, and $1.3 million and $0.9 million for the three and six-month period ended March 31, 2019 and 2018, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2019 and September 30, 2018, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a relatively small accounts receivable allowance. As of each of March 31, 2019, and September 30, 2018 allowance for doubtful accounts was $0.3 million. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $0.2 million as of March 31, 2019 and September 30, 2018.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six-month period ended March 31, 2019 and 2018.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The fair value disclosures of the Company’s long-term liabilities approximates the fair value based on current yield for debt instruments with similar terms. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs, as discussed in Note 5.

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

Common stock equivalents, which are excluded because their effect is anti-dilutive, were 11.7 million and 10.3 million each for the three and six-month period ended March 31, 2019 and 2018, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three and six-month periods ended March 31, 2019 and 2018, advertising expense totaled $0.6 and $1.1 million, and $0.6 and $1.2 million, respectively.

Intangible Assets

Separately identifiable intangible assets held in the form of customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company records an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize any impairments during the six-month period ended March 31, 2019 and 2018.

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of March 31, 2019 and September 30, 2018, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

In February 2016 FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendment in the ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all eases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification of Improvement to Topic 842 Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also, in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior period under previous lease accounting guidance. The effective date and transition requirement for these two ASUs are the same as the effective date and transition requirement as ASU 2016-02. While the Company continues to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to recording right-to-use assets and related operating lease liabilities on the condensed consolidated balance sheets.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2019	September 30, 2018

Computer software	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	3,470	3,356
Total property and equipment, at cost	4,917	4,803
Accumulated depreciation and amortization	(4,074)	(3,912)
Property and equipment, net	$843	$891

Depreciation expense for three and six-month periods ended March 31, 2019 and 2018 was approximately $0.1 and $0.2 million each.

5. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of March 31, 2019 and September 30, 2018, and estimated future amortization expense.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

	March 31, 2019			September 30, 2018
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$8,890	$20,180	$29,070	$7,459	$21,611
Trade name	8,329	3,248	5,081	8,329	2,537	5,792
Non-Compete agreements	4,331	2,918	1,413	4,331	2,267	2,064
Total	$41,730	$15,056	$26,674	$41,730	$12,263	$29,467

Estimated Amortization Expense
Remainder of Fiscal 2019	$2,794
Fiscal 2020	5,038
Fiscal 2021	4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Thereafter	8,406
	$26,674

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

The intangible assets amortization expense was $1.4 million and $2.8 million for each three and six-month periods ended March 31, 2019 and 2018, respectively.

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

The Credit Agreement, as amended, contains certain financial covenants, which are required to be maintained as of the last day of each fiscal quarter, including the following:

Fixed Charge Coverage Ratio (“FCCR”). This is the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Fixed Charges, each of which is as defined in the Credit Agreement, as amended. The minimum FCCR requirements are: 1.00 to 1.00 for the trailing two fiscal quarters ending March 31, 2019; 0.60 to 1.00 for the trailing three fiscal quarters ending June 30, 2019; 0.70 to 1.00 for the trailing four fiscal quarters ending September 30, 2019; 0.75 to 1.00 for the trailing four fiscal quarters ending December 31, 2019; 0.85 to 1.00 for the trailing four fiscal quarters ending March 31, 2020; and 1.00 to 1.00 for each of the trailing four fiscal quarterly periods ending thereafter.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Minimum EBITDA. Minimum EBITDA, which is determined on a consolidated basis and measured on a trailing four (4) quarter basis, as defined in the Credit Agreement, as amended, are: $13 million for the fiscal quarter ending March 31, 2019; $10 million for the fiscal quarter ending June 30, 2019; $10.0 million for the fiscal quarter ending September 30, 2019; $10.0 million for the fiscal quarter ending December 31, 2019; and $11.0 million for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter.

Senior Leverage Ratio. This is the ratio of maximum Indebtedness, which is substantially comprised of consolidated senior indebtedness, to consolidated EBITDA, each of which is as defined under the Credit Agreement, as amended. The Senior Leverage Ratios are: 4.25 to 1.00 for the fiscal quarter ending March 31, 2019; 5.50 to 1.00 for the fiscal quarter ending June 30, 2019; 5.50 to 1.00 for the fiscal quarter ending September 30, 2019; 5.60 to 1.00 for the fiscal quarter ending December 31, 2019; and 5.00 to 1.00 for the fiscal quarter ended March 31, 2020, and for each fiscal quarter thereafter.

In addition to these financial covenants, the Credit Agreement includes other restrictive covenants. The Credit Agreement permits capital expenditures up to a certain level and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

On August 31, 2017, the Company entered into a Consent to Extension of Waiver to the Credit Agreement (the “Waiver”). Under the terms of the Waiver, the Lenders and the Agents agreed to extend to October 3, 2017 the deadline by which the Company must deliver updated financial information satisfactory to the lenders in order to amend the financial covenant levels, execute a fully executed amendment to the Credit Agreement, and any other terms and conditions required by the lenders in their sole discretion. Additionally, the Company paid a $0.07 million consent fee to the Agents for the pro rata benefit of the lenders, in connection with the Waiver. On August 31, 2017, an additional waiver to the Credit Agreement (“Additional Waiver”), pursuant to which the due date for the Company to deliver the subordination agreement and an amended subordinated note, executed by one of the Company’s subordinated lenders was extended from August 31, 2017 to October 3, 2017, also was obtained.

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

On May 15, 2019, the Company and its subsidiaries, as Borrowers, entered into a fifth amendment and waiver (the “Fifth Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fifth Amendment, the Company and its Lenders have negotiated and agreed to a waiver for non-compliance with the financial covenants under the Credit Agreement as of March 31, 2019, and amendments to the financial covenants and to the remaining scheduled principal payments.

Management has taken definitive actions to improve operations, reduce costs and improve profitability, and position the Company for future growth. In addition, the Company’s senior lenders have worked with management in providing amendments and waivers to the Company’s senior credit facilities as management works towards improving the Company’s operations and restructuring its current debt and equity capitalization.

Based on its current projections, management expects that the Company can meet its future debt service requirements and comply with its financial covenants and other commitments, as amended, and will continue to seek reasonable assistance from the Company’s senior lenders, as necessary. However, the Company’s projections are based on assumptions and estimates about future performance and events, which are subject to change or other unforeseen conditions or uncertainties. As such, there can be no assurance that the Company will not fall into non-compliance with its loan covenants or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen in the future.

Revolving Credit Facility

As of March 31, 2019, the Company had $13.1 million in outstanding borrowings under the Revolving Credit Facility, of which approximately $9.0 million was at an interest rate of approximately 17.49%, approximately $3.7 million was at an interest rate of approximately 17.61%, and the remainder was at an interest rate of approximately 19.50%.

As of March 31, 2019, the Company had $0.5 million available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	March 31, 2019	September 30, 2018

Term loan	$42,905	$44,505
Unamortized debt discount	(1,611)	(1,921)
Term loan, net of discount	41,294	42,584
Short term portion of term loan, net of discount	1,194	2,331
Long term portion of term loan, net of discount	$40,100	$40,253

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: Remainder of Fiscal 2019 – $1.0 million, Fiscal 2020 – $5.5 million and Fiscal 2021 - $36.4 million.

The Company also is required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018. The Company does not owe any amount as of March 31, 2019.

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

As of March 31, 2019, the Company had $42.9 million in outstanding borrowings under the Term Loan Facility, of which approximately $36.5 million was at an interest of approximately 17.5%, and approximately $6.4 million was at an interest of approximately 17.49%.

Loan Fees and Amortization

In connection with the Credit Agreement, the Company agreed to pay an original discount fee of approximately $0.9 million, a closing fee for the term loan of approximately $0.1 million, a finder’s fee of approximately $1.6 million and a closing fee for the revolving credit facility of approximately $0.5 million. The total of the loan fees paid is approximately $3.1 million. The Company has reported these direct loan-related costs in the form of a discount and reduction of the term loan in the accompanying consolidated balance sheets and is amortizing them as interest expense over the term of the loans. For the six months ended March 31, 2019 and March 31, 2018, the Company amortized approximately $0.4 million of debt discount each.

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

8. Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	March 31,	September 30,
	2019	2018

10% Convertible Subordinated Note	$4,185	$4,185
Amended and Restated Non-negotiable promissory note	-	106
Subordinated Promissory Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500
Total subordinated debt, convertible and non-convertible	17,685	17,791
Short term portion of subordinated debt, convertible and non-convertible	(1,000)	(106)
Long term portion of subordinated debt, convertible and non-convertible	$16,685	$17,685

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

On November 27, 2017, the Company issued approximately 135,655 shares of common stock to JAX Legacy related to the conversion of the subordinated note and the interest through October 4, 2017. The stock was valued at approximately $0.6 million.

On January 4, 2018, the Company issued approximately 41,000 shares of common stock to JAX Legacy related to the interest on the subordinated note through January 4, 2018. The stock was valued at approximately $0.1 million.

On October 4, 2018 the Company issued approximately 40,226 shares of common stock to Jax Legacy related to interest of $0.1 million on the 10% Note.

On January 4, 2019 the Company issued approximately 148,834 shares of common stock to Jax Legacy related to interest of $0.1 million on the 10% Note.

On April 4, 2019 the Company issued approximately 87,172 shares of common stock to Jax Legacy related to interest of $0.1 million on the 10% Note.

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

Subordinated Promissory Note

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250,000 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company issued to the Sellers a subordinated promissory note in the principal amount of $1.0 million (the “Subordinated Note”), The Subordinated Note bears interest at the rate of 5.5% per annum. Interest on the Subordinated Note is payable monthly and principal can only be paid in stock until the term loan and Revolving Credit Facility are repaid. The Subordinated Note is due January 20, 2020 and may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement).

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

On January 4, 2018, the Company issued approximately 280,602 shares of common stock to the SNI Sellers related to the accrued interest of approximately $0.9 million on the subordinated note through January 4, 2018.

On October 4, 2018 the Company issued approximately 130,952 shares of common stock to the SNI Sellers related to interest of $0.3 million on the 9.5% Notes.

On January 4, 2019 the Company issued approximately 367,498 shares of common stock to the SNI Sellers related to interest of $0.3 million on the 9.5% Notes.

On April 4, 2019 the Company issued approximately 246,156 shares of common stock to the SNI Sellers related to interest of $0.3 million on the 9.5% Notes.

9. Equity

On January 25, 2018, the Company issued approximately 110,083 shares of common stock to a SNI Sellers for the conversion of approximately 110,083 shares of series B preferred shares.

On November 9, 2018 the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock, see Note 10.

Restricted Stock

During the six months ended March 31, 2019 no restricted stock was granted or exercised. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. Stock-based compensation expense attributable to restricted stock was $0.2 and $0.4 million, and $0.0 and $0.0 million for the three and six months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $1.8 million of unrecognized compensation expense related to restricted stock outstanding.

A summary of restricted stock activity is presented as follows:

Number of Shares
Restricted stock outstanding as of September 30, 2018	1,100
Granted	-
Exercised	-
Restricted stock outstanding as of March 31, 2019	1,100

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

Warrants

No warrants were granted or exercised during the six months ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2018	497	3.84	2.87	67
Granted	-	-
Exercised	-	-
Forfeited	(58)	2.00
Warrants outstanding as of December 31, 2018	439	4.09	2.48	-
Granted	-	-
Exercised	-	-
Forfeited		-
Warrants outstanding as of March 31, 2019	439	4.09	2.27	-

Warrants exercisable as of September 30, 2018	497	3.84	2.87	67
Warrants exercisable as of March 31, 2019	439	4.09	2.27	-

Stock Options

As of March 31, 2019, there were stock options outstanding under the Company’s Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of March 31, 2019 and September 30, 2018 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $0.3 million and $0.7 million, and 0.3 million and $0.6 million for the three and six months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and March 31, 2018, there was approximately $2.3 million of unrecognized compensation expense related to unvested stock options outstanding each, and the weighted average vesting period for those options was 3.9 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2018	1,578	3.76	7.53	142
Granted	394	1.91
Forfeited/Expired	(178)	3.89
Options outstanding as of December 31, 2018	1,794	3.34	8.58	-
Granted	-	-
Exercised	-	-
Forfeited/Expired	(48)	5.03
Options outstanding as of March 31, 2019	1,746	3.29	8.34	-

Exercisable as of September 30, 2018	512	5.08	7.30	1
Exercisable as of March 31, 2019	439	5.10	6.87	-

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

Six Months Ended
March 31, 2019
Weighted average fair value of options	$1.75
Weighted average risk-free interest rate	3.03%
Weighted average dividend yield	$-
Weighted average volatility factor	104%
Weighted average expected life (years)	10

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

During the six months ended March 31, 2019 the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock.

11. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three months ended March 31, 2019 and 2018:

	Three Months Ended, March 31,
	2019	2018
Provision for Income Taxes	(16)	694
Effective Tax Rate	1%	-32%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended March 31, 2019 is lower than the statutory tax rate primarily due to a decrease in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

Our effective tax rate for the three months ended March 31, 2018 is higher than the statutory tax rate primarily due to a tax provision for state income taxes and an increase in the deferred tax liability related to indefinite lived assets.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

	Six Months Ended, March 31,
	2019	2018
Provision for Income Taxes	506	666
Effective Tax Rate	-7%	-17%

Our effective tax rate for the six months ended March 31, 2019 is lower than the statutory tax rate primarily due to an decrease in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

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

Rent expense was $0.7 million and $1.5 million, and $0.9 million and $1.7 million for the three and six-month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices are as follows:

Remainder of Fiscal 2019	$1,080
Fiscal 2020	1,649
Fiscal 2021	1,043
Fiscal 2022	979
Fiscal 2023	769
Thereafter	918
Total	$6,438

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Dollar amounts in thousands except per share data, unless otherwise stated)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2019	2018	2019	2018
Industrial Staffing Services
Industrial services revenue	$5,095	$5,127	$10,715	$10,999
Industrial services gross margin	13.6%	13.6%	13.7%	14.7%
Operating income	$82	$62	$337	$316
Depreciation & amortization	66	66	130	132
Accounts receivable – net	3,084	3,425	3,084	3,425
Intangible assets	359	583	359	583
Goodwill	1,084	1,084	1,084	1,084
Total assets	$4,527	$4,080	$4,527	$4,080

Professional Staffing Services
Permanent placement revenue	$4,350	$5,337	$8,880	$11,108
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$26,732	$29,393	$55,125	$62,982
Professional services gross margin	25.0%	25.8%	25.6%	26.5%
Operating income	$1,413	$1,326	$3,632	$3,762
Depreciation and amortization	1,432	1,426	2,843	2,853
Accounts receivable – net	16,908	17,173	16,908	17,173
Intangible assets	26,315	31,676	26,315	31,676
Goodwill	75,509	75,509	75,509	75,509
Total assets	$125,072	$131,017	$125,072	$131,017

Unallocated Expenses
Corporate administrative expenses	$1,103	$752	$1,713	$1,529
Corporate facility expenses	72	104	178	209
Stock Compensation expense	549	336	1,130	629
Acquisition, integration and restructuring expenses	592	181	1,751	221
Total unallocated expenses	$2,316	$1,373	$4,772	$2,588

Consolidated
Total revenue	$36,177	$39,857	$74,720	$85,089
Operating income (loss)	(821)	15	(803)	1,490
Depreciation and amortization	1,498	1,492	2,973	2,985
Total accounts receivables – net	19,992	20,598	19,992	20,598
Intangible assets	26,674	32,259	26,674	32,259
Goodwill	76,593	76,593	76,593	76,593
Total assets	$129,599	$135,097	$129,599	$135,097

14. Subsequent Events

On May 15, 2019, the Company obtained subscription agreements from members of its senior executive management team and board of directors for the private issuance of $2,000,000 of its 8% Subordinated Promissory Notes Payable due October 3, 2021.

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Triad Personnel Services and Triad Staffing. As of March 31, 2019, we operated thirty-four branch offices in downtown or suburban areas of major U.S. cities in thirteen states. We have one office located in each of Arizona, Connecticut, Georgia, Minnesota, New Jersey, Virginia and Washington DC, three offices in Colorado and Illinois, four offices in Massachusetts and Texas, six offices in Ohio and seven offices in Florida.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Professional contract services	$26,732	$29,393	(2,661)	(9)
Industrial contract services	5,095	5,127	(32)	(1)
Total professional and industrial contract services	31,827	34,520	(2,693)	(8)

Direct hire placement services	4,350	5,337	(987)	(18)
Consolidated net revenues	$36,177	$39,857	(3,680)	(9)

Contract staffing services contributed $31.8 million or approximately 88% of consolidated revenue and direct hire placement services contributed $4.4 million, or approximately 12%, of consolidated revenue for the three months ended March 31, 2019. This compares to contract staffing services revenue of $34.5 million, or approximately 87%, of consolidated revenue and direct hire placement revenue of $5.3 million, or approximately 13%, of consolidated revenue for the three months ended March 31, 2018.

The overall decrease in contract staffing services revenue of $2.7 million, or 8%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to reductions in the temporary workforce requirements of a few key customers in the professional and industrial services divisions and, to a lesser extent, higher incidences of bad weather in mid-west and northeastern markets and additional holiday workday in the quarter ended March 31, 2019. In addition, some of the decline in revenue is attributable to the residual effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Direct hire placement revenue for the three months ended March 31, 2019 decreased by $1 million over the three months ended March 31, 2018. The decrease in direct hire placement revenues also is attributable to the residual effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

The Company continues to pursue opportunities to selectively increase revenue-producing headcount in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve, setting aggressive new business growth targets, initiatives to increase services to existing customers, changes to compensation, commission and bonus plans to better incentivize producers, and frequent interaction with the field to monitor and motivate growth. The Company’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company's contract services employees, and certain other employee-related costs, while working on contract assignments. Cost of contract services for the three months ended March 31, 2019 decreased by approximately 7% to $24.5 million compared to the three months ended March 31, 2018 of $26.2 million. The $1.8 million overall decrease in cost of contract services for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to and consistent with the corresponding declines in revenues, which is discussed further below.

	Three Months Ended
	March 31, 2019	March 31, 2018
Professional contract services	25.0%	25.8%
Industrial contract services	13.6%	13.6%
Professional and industrial services combined	23.2%	24.0%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	32.4%	34.2%

______

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three months ended March 31, 2019 was approximately 32.4% versus approximately 34.2% for the three months ended March 31, 2018. The change in the overall gross margin from the comparable prior three months ended period was principally due to the greater reduction in direct hire placement services revenue proportionally and which have 100% gross margin than the reduction in contract professional services.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 25.0% for three months ended March 31, 2019 compared to approximately 25.8% for the three months ended March 31, 2018. The change in professional contract staffing services gross margin was primarily due to proportionally higher revenue from Vendor Management Systems (“VMS”), Managed Service Providers (“MSP”), Master Service Agreements (“MSA”) and other volume corporate accounts that occurred in the three months ended March 31, 2019, all of which typically have lower gross margins. Other differences in the composition of revenues among the specialties served by the Company (information technology, engineering, healthcare, finance and accounting and others) also contributed to the change in the professional contract services gross profit and margin.

The Company’s industrial staffing services gross margin for the three months ended March 31, 2019 was approximately 13.6%, which is consistent with the three months ended March 31, 2018.

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

☐	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

☐	Recruitment advertising, which includes the cost of identifying job applicants.

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

The Company’s SG&A for the three months ended March 31, 2019, excluding depreciation, amortization and acquisition, integration and restructuring expenses, decreased by approximately $1.5 million as compared to the three months ended March 31, 2018. SG&A for the three months ended March 31, 2019, excluding depreciation, amortization and acquisition, integration and restructuring expenses, as a percentage of revenue was approximately 29%, which is consistent with the three months ended March 31, 2018.

Acquisition, Integration and Restructuring Expenses

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses.  These costs were $0.6 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. These costs include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs.

Depreciation Expense

Depreciation expense was $0.1 for the three months ended March 31, 2019, which remained level compared to the three months ended March 31, 2018.

Amortization Expense

Amortization expense was $1.4 for the three months ended March 31, 2019, which remained level compared to the three months ended March 31, 2018.

Loss from Operations

As a result of the matters discussed regarding revenues and operating expenses above, income from operations decreased $0.9 million for the three months ended March 31, 2019 from income of approximately $15,000 for the three months ended March 31, 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019, increased by approximately $0.9 million or 40% compared to the three months ended March 31, 2018. The increase in interest expense is attributable to a scheduled increase in the required interest margin under the Company’s senior credit facilities of approximately 500 basis points (5%) annually, that began as of June 1, 2018. Interest expense includes non-cash payments in kind (“PIK”) of the Company’s common stock of $401,500 for the three months ended March 31, 2019.

Provision for Income Taxes

The Company recognized a tax provision of approximately $0.02 million for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2019 is lower than the statutory tax rate primarily due to a decrease in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

Our effective tax rate for the three months ended March 31, 2018 is higher than the statutory tax rate primarily due to a tax provision for state income taxes and an increase in the deferred tax liability related to indefinite lived assets.

Net Loss

As a result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for the three months ended March 31, 2019 and 2018 of $3.9 million and $2.9 million, respectively.

Six Months Ended March 31, 2019 Compared to the Six Months Ended March 31, 2018

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months
	Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Professional contract services	$55,125	$62,982	(7,857)	(12)
Industrial contract services	10,715	10,999	(284)	(3)
Total professional and industrial contract services	65,840	73,981	(8,141)	(11)

Direct hire placement services	8,880	11,108	(2,228)	(20)
Consolidated net revenues	$74,720	$85,089	(10,369)	(12)

Contract staffing services contributed $65.8 million or approximately 88% of consolidated revenue and direct hire placement services contributed $8.9 million, or approximately 12%, of consolidated revenue for the six months ended March 31, 2019. This compares to contract staffing services revenue of $74.0 million, or approximately 87%, of consolidated revenue and direct hire placement revenue of $11.1 million, or approximately 13%, of consolidated revenue for the six months ended March 31, 2018.

The overall decrease in contract staffing services revenue of $8.1 million, or 11%, for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 was primarily attributable to reductions in the temporary workforce requirements of a few key customers in the professional and industrial services divisions, and to a lesser extent, higher incidences of bad weather in mid-west and northeastern markets, an additional holiday workdays in the six months ended March 31, 2019 and December 31, 2018. In addition, some of the decline in revenue is attributable to the residual effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Direct hire placement revenue for the six months ended March 31, 2019 decreased by $2.2 million over the six months ended March 31, 2018. The decrease in direct hire placement revenues also is attributable to the residual effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability. In addition, management believes market speculation of an impending recession in the U.S economy during the first fiscal quarter of 2019 had a cooling effect on hiring, especially around the holiday season.

The Company continues to pursue opportunities to selectively increase revenue producing headcount in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve, setting aggressive new business growth targets, initiatives to increase services to existing customers, changes to compensation, commission and bonus plans to better incentivize producers, and frequent interaction with the field to monitor and motivate growth. The Company’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company's contract services employees, and certain other employee-related costs, while working on contract assignments. Cost of contract services for the six months ended March 31, 2019 decreased by approximately 10% to $50.3 million compared to the six months ended March 31, 2018 of $55.7 million. The $5.4 million overall decrease in cost of contract services for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 was primarily attributable to and consistent with the corresponding declines in revenues, which is discussed further below.

Gross Profit percentage by service:

	Six Months Ended
	March 31, 2019	March 31, 2018
Professional contract services	25.6%	26.5%
Industrial contract services	13.7%	14.7%
Professional and industrial services combined	23.6%	24.7%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	32.7%	34.6%

_______

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the six months ended March 31, 2019 was approximately 32.7% versus approximately 34.6% for the six months ended March 31, 2018. The change in the overall gross margin from the comparable prior six months ended period was principally due to the greater reduction in direct hire placement services revenue proportionally and which have 100% gross margin than the reduction in contract professional services.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 25.6% for six months ended March 31, 2019 compared to approximately 26.5% for the six months ended March 31, 2018. The change in professional contract staffing services gross margin was primarily due to proportionally higher revenue from Vendor Management Systems (“VMS”), Managed Service Providers (“MSP”), Master Service Agreements (“MSA”) and other volume corporate accounts that occurred in the six months ended March 31, 2019, all of which typically have lower gross margins. Other differences in the composition of revenues among the specialties served by the Company (information technology, engineering, healthcare, finance and accounting and others) also contributed to the change in the professional contract services gross profit and margin.

The Company’s industrial staffing services gross margin for the six months ended March 31, 2019 was approximately 13.7% versus approximately 14.7% for the six months ended March 31, 2018.

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

☐	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

☐	Recruitment advertising, which includes the cost of identifying job applicants.

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

The Company’s SG&A for the six months ended March 31, 2019, excluding depreciation, amortization and acquisition, integration and restructuring expenses, decreased by approximately $4.2 million as compared to the six months ended March 31, 2018. SG&A for the six months ended March 31, 2019, excluding depreciation, amortization and acquisition, integration and restructuring expenses, as a percentage of revenue was approximately 28%, which is consistent with the six months ended March 31, 2018.

Acquisition, Integration and Restructuring Expenses

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses.  These costs were $1.8 million and $0.2 for the six months ended March 31, 2019 and 2018, respectively. These costs include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs.

Depreciation Expense

Depreciation expense was $0.2 for the six months ended March 31, 2019, which remained level compared to the six months ended March 31, 2018.

Amortization Expense

Amortization expense was $2.8 for the six months ended March 31, 2019, remained level compared to the six months ended March 31, 2018.

Loss from Operations

As a result of the matters discussed regarding revenues and operating expenses above, income from operations decreased $2.3 million, to a loss of approximately $0.8 million for the six months ended March 31, 2019 from income of approximately $1.5 million for the six months ended March 31, 2018.

Interest Expense

Interest expense for the six months ended March 31, 2019, increased by approximately $0.5 million or 10% compared to the six months ended March 31, 2018. The increase in interest expense is attributable to a scheduled increase in the required interest margin under the Company’s senior credit facilities of approximately 500 basis points (5%) annually, that began as of June 1, 2018.

Provision for Income Taxes

The Company recognized a tax expense of approximately $0.5 million for the six months ended March 31, 2019. Our effective tax rate for the six months ended March 31, 2019 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

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

Net Loss

As a result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for the six months ended March 31, 2019 and 2018 of $7.3 million and $4.7 million, respectively.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data:

	Six Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Cash flows provided by operating activities	$227	$172
Cash flows used in investing activities	$(83)	$(199)
Cash flows provided by (used in) financing activities	$(596)	$180

As of March 31, 2019, the Company had $2.8 million of cash which was a decrease of approximately $0.5 million from approximately $3.2 million as of September 30, 2018. As of March 31, 2019, the Company had working capital of $11.2 million compared to $13.1 million of working capital as of September 30, 2018.

Net cash provided by operating activities for the six months ended March 31, 2019 was consistent with the six month period ended March 31, 2018.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the six months ended March 31, 2019 and 2018.

Cash flow used in financing activities for the six months ended March 31, 2019 was primarily for payments on our term loan offset by proceeds from advances taken on the revolving credit facility. Cash flow provided by financing activities for the six months ended March 31, 2018 was primarily from net borrowings of the Revolving Credit Facility offset by payment of term loan.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on March 31, 2019, are approximately $2.2 million. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on March 31, 2019, are approximately $2 million.

In recent years, the Company has incurred significant net losses. Management has taken definitive actions to improve operations, reduce costs and improve profitability, and position the Company for future growth. In addition, the Company’s senior lenders have worked with management in providing amendments and waivers to the Company’s senior credit facilities as management works towards improving the Company’s operations and restructuring its current debt and equity capitalization.

Based on its current projections, management expects that the Company can meet its future debt service requirements and comply with its financial covenants and other commitments, as amended, and will continue to seek reasonable assistance from the Company’s senior lenders, as necessary. However, the Company’s projections are based on assumptions and estimates about future performance and events, which are subject to change or other unforeseen conditions or uncertainties. As such, there can be no assurance that the Company will not fall into non-compliance with its loan covenants or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen in the future.

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

On May 15, 2019, the Company and its subsidiaries, as Borrowers, entered into a fifth amendment and waiver (the “Fifth Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fifth Amendment, the Company and its Lenders have negotiated and agreed to a waiver for non-compliance with the financial covenants under the Credit Agreement as of March 31, 2019, and amendments to the financial covenants and to the remaining scheduled principal payments.

On May 15, 2019, in connection with the Fifth Amendment, the Company and its subsidiaries, as Borrowers, entered into a Letter Agreement (the “Letter Agreement”) which is the “Specified Agreement” referred to in the Credit Agreement. Under the Letter Agreement, if the Revolving Commitments (as defined in the Credit Agreement) remain outstanding on September 30, 2019, then on the following business day the Company will be required to hire an operating consultant reasonably acceptable to the Lenders to act in an advisory capacity to the Company.

Subordinated Debt – Convertible and Non-Convertible

On October 2, 2015, the Company issued and sold a Subordinated Note in the aggregate principal amount of $4,185,000 to JAX Legacy – Investment 1, LLC (“JAX”) pursuant to a Subscription Agreement dated October 2, 2015 between the Company and Jax. On April 3, 2017, the Company and JAX amended and restated the Subordinated Note in its entirety in the form of the 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185,000. The 10% Note matures on October 3, 2021. The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 10% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). The 10% Note is subordinated in payment to the obligations of the Company to the lending parties to the Credit Agreement, pursuant to a Subordination and Inter-creditor Agreements, dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and JAX. The 10% Note issued to JAX is not registered under the Securities Act of 1933, as amended (the “Securities Act”). JAX is an accredited investor. The issuance of the 10% Note to JAX is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

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

During the six months ended March 31, 2019, the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock.

Off-Balance Sheet Arrangements

As of March 31, 2019, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2019, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable

Item 5.  Other Information.

On May 15, 2019, the Company and its subsidiaries, as Borrowers, entered into a fifth amendment and waiver (the “Fifth Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fifth Amendment, the Company and its Lenders have negotiated and agreed to a waiver for non-compliance with the financial covenants under the Credit Agreement as of March 31, 2019, and amendments to the financial covenants and to the remaining scheduled principal payments. A copy of the Fifth Amendment, dated as of May 15, 2019 is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

On May 15, 2019, in connection with the Fifth Amendment, the Company and its subsidiaries, as Borrowers, entered into a Letter Agreement (the “Letter Agreement”) which is the “Specified Agreement” referred to in the Credit Agreement. Under the Letter Agreement, if the Revolving Commitments (as defined in the Credit Agreement) remain outstanding on September 30, 2019, then on the following business day the Company will be required to hire an operating consultant reasonably acceptable to the Lenders to act in an advisory capacity to the Company. A copy of the Letter Agreement, dated as of May 15, 2019 is filed as Exhibit 10.2 to this quarterly report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.1*

Fifth Amendment, dated as of May 15, 2019, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP.

10.2*

Letter Agreement, dated as of May 15, 2019, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP.

31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.

**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEE GROUP INC.
(Registrant)

Date: May 15, 2019	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

