Form 10-Q
period 2019-06-30
GEE Group Inc.
filed 2019-08-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	JOB	NYSE American

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2019 was 12,538,411.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2019

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

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	June 30, 2019	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash	$4,163	$3,213
Accounts receivable, less allowances ($302 and $302, respectively)	20,437	20,755
Prepaid expenses and other current assets	2,756	2,266
Total current assets	27,356	26,234
Property and equipment, net	832	891
Goodwill	72,293	76,593
Intangible assets, net	25,277	29,467
Other long-term assets	588	416
TOTAL ASSETS	$126,346	$133,601
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued compensation	$9,100	$7,735
Acquisition deposit for working capital guarantee	883	883
Short-term portion of subordinated debt	1,000	106
Short-term portion of term loan, net of discount	2,931	2,331
Other current liabilities	2,027	2,064
Total current liabilities	15,941	13,119
Deferred taxes	542	146
Revolving credit facility	13,865	11,925
Term loan, net of discount	38,064	40,253
Subordinated convertible debt (includes $1,195, net of discount, due to related parties)	17,880	17,685
Other long-term liabilities	613	583
Total long-term liabilities	70,964	70,592

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 5,566 and 5,816 at June 30, 2019 and September 30, 2018, respectively; liquidation value of the preferred series B stock is approximately $27,050 and $28,255 at June 30, 2019 and September 30, 2018, respectively	27,551	28,788
Preferred series C stock; authorized - 3,000 shares; issued and outstanding - 20 and 0 at June 30, 2019 and September 30, 2018, respectively; liquidation value of the preferred series C stock is approximately $20 and $0 at June 30, 2019 and September 30, 2018, respectively	20	-
Total mezzanine equity	27,571	28,788
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 12,054 shares at June 30, 2019 and 10,783 shares at September 30, 2018, respectively	-	-
Additional paid in capital	49,064	44,120
Accumulated deficit	(37,194)	(23,018)
Total shareholders' equity	11,870	21,102
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$126,346	$133,601

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET REVENUES:
Contract staffing services	$33,217	$33,879	$99,057	$107,860
Direct hire placement services	4,884	6,388	13,764	17,496
NET REVENUES	38,101	40,267	112,821	125,356

Cost of contract services	24,521	25,546	74,093	81,235
GROSS PROFIT	13,580	14,721	38,728	44,121

Selling, general and administrative expenses (including noncash stock-based compensation expense of $531 and $399, and $1,661 and $1,028 respectively)	10,995	12,111	31,547	35,839
Acquisition, integration and restructuring expenses	564	514	2,990	1,712
Depreciation expense	89	92	269	287
Amortization of intangible assets	1,396	1,409	4,189	4,199
Goodwill impairment charge	4,300	-	4,300	-
INCOME (LOSS) FROM OPERATIONS	(3,764)	595	(4,567)	2,084
Interest expense	(3,176)	(2,889)	(9,209)	(8,381)
LOSS BEFORE INCOME TAX PROVISION	(6,940)	(2,294)	(13,776)	(6,297)
Provision for income tax	106	407	(400)	(259)
NET LOSS	$(6,834)	$(1,887)	$(14,176)	$(6,556)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(6,834)	$(1,887)	$(14,176)	$(6,556)

BASIC AND DILUTED LOSS PER SHARE	$(0.57)	$(0.18)	$(1.22)	$(0.64)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	12,041	10,526	11,609	10,177

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102
Share-based compensation	-	581	-	581
Issuance of stock for interest	171	401	-	401
Conversion of preferred Series B to common stock	250	1,238	-	1,238
Net loss	-	-	(3,452)	(3,452)

Balance, December 31, 2018	11,204	$46,340	$(26,470)	$19,870
Share-based compensation	-	549	-	549
Issuance of stock for interest	517	402	-	402
Net loss	-	-	(3,890)	(3,890)

Balance, March 31, 2019	11,721	$47,291	$(30,360)	$16,931
Share-based compensation	-	531	-	531
Issuance of stock for interest	333	401	-	401
Beneficial conversion features on subordinated debt	-	841	-	841
Net loss	-	-	(6,834)	(6,834)

Balance, June 30, 2019	12,054	$49,064	$(37,194)	$11,870

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2017	9,879	$39,517	$(15,454)	$24,063
Share-based compensation	-	293	-	293
Issuance of stock for interest	136	595	-	595
Net loss	-	-	(1,791)	(1,791)

Balance, December 31, 2017	10,015	$40,405	$(17,245)	$23,160
Share-based compensation	-	336	-	336
Issuance of stock for interest	321	999	-	999
Conversion of preferred Series B to common stock	110	545	-	545
Net loss	-	-	(2,878)	(2,878)

Balance, March 31, 2018	10,446	$42,285	$(20,123)	$22,162
Share-based compensation	-	399	-	399
Issuance of stock for interest	163	401	-	401
Net loss	-	-	(1,887)	(1,887)

Balance, June 30, 2018	10,609	$43,085	$(22,010)	$21,075

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Nine Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,176)	$(6,556)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	4,458	4,486
Goodwill impairment charge	4,300	-
Stock Compensation expense	1,661	1,028
Provision for doubtful accounts	-	(815)
Deferred income taxes	396	290
Amortization of debt discount	634	576
Interest expense paid with common and preferred stock	1,224	1,610
Changes in operating assets and liabilities:
Accounts receivable	318	2,827
Accrued interest	-	1,332
Accounts payable	1,390	(1,213)
Accrued compensation	(25)	(2,206)
Other current items, net	(531)	(594)
Long-term items, net	(200)	(67)
Net cash (used in) provided by operating activities	(551)	698

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(108)	(224)
Net cash used in investing activities	(108)	(224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(2,187)	(2,112)
Payments on subordinated debt	(107)	(806)
Payments on capital lease	(37)	-
Net proceeds from revolving credit	1,940	2,296
Net proceeds from subordinate note	2,000	-
Net cash provided by (used in) financing activities	1,609	(622)

Net change in cash	950	(148)

Cash at beginning of period	3,213	2,785

Cash at end of period	$4,163	$2,637

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$7,373	$6,435
Cash paid for taxes	$75	$-
Non-cash financing activities
Conversion of Series B Convertible Preferred Stock to common stock	$1,238	$545
Beneficial conversion features on subordinated debt	$841	$-
Issuance of stock for extinguishment of debt	$-	$385
Acquisition of equipment with capital lease	$102	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

1. Description of Business

GEE Group Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, engineering, and medical professionals for direct hire and contract staffing for our clients and provide temporary staffing services for our commercial clients.

2. Significant Accounting Policies and Estimates

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018 as filed on December 27, 2018.

Liquidity

The Company experienced significant net losses for its most recent fiscal year ended September 30, 2018, and for the nine-month period ended June 30, 2019.

As of June 30, 2019, the Company had cash of approximately $4.2 million, which was an increase of approximately $1.0 million from approximately $3.2 million at September 30, 2018. Working capital at June 30, 2019 was approximately $11.4 million, as compared to working capital of approximately $13.1 million for September 30, 2018.

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

Direct hire placement service revenues from contracts with customers are recognized when employment candidates accept offers of employment, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company's guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire. Fees associated with candidate placement are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $0.5 million and $0.6 million, and $1.9 million and $1.6 million for the three and nine-month periods ended June 30, 2019 and 2018, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2019 and September 30, 2018, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a relatively small accounts receivable allowance. As of each of June 30, 2019, and September 30, 2018, the allowance for doubtful accounts was $0.3 million. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $0.2 million as of June 30, 2019 and September 30, 2018.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine-month period ended June 30, 2019 and 2018.

Goodwill

In 2019, the Company early adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Due to a sustained decline in the market capitalization of our common stock during the third quarter of 2019, we performed an interim goodwill impairment test in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million, which was recorded in the consolidated financial statements for the three and nine-month periods ended June 30, 2019. For purposes of performing this interim goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, and related matters, including other possible factors affecting the recent declines in the Company’s stock price and their effects on estimated fair value of the Company’s reporting units.

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

Common stock equivalents, which are excluded because their effect is anti-dilutive, were 13.7 million and 12.4 million for the three and nine-month period ended June 30, 2019 and 10.5 million and 10.9 million for the three and nine-month period ended June 30, 2018, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three and nine-month periods ended June 30, 2019 and 2018, advertising expense totaled $0.6 and $1.7 million each, respectively.

Intangible Assets

Separately identifiable intangible assets held in the form of customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations, other than goodwill during the nine-month period ended June 30, 2019 and 2018.

Beneficial Conversion Feature

The Company evaluates embedded conversion features within a convertible instrument under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial feature.

The Company records a beneficial conversion feature (“BCF”) when the convertible instrument is issued with conversion features at fixed or adjustable rates that are below market value when issued. The BCF for convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized as interest or deemed dividends over the period from the date of the convertible instrument’s issuance to the earliest redemption date, provided that the convertible instrument is not currently redeemable but probable of becoming redeemable in the future.

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of June 30, 2019 and September 30, 2018, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2019	September 30, 2018
(in thousands)
Computer software	$1,447	$1,447
Office equipment, furniture and fixtures and leasehold improvements	3,549	3,356
Total property and equipment, at cost	4,996	4,803
Accumulated depreciation and amortization	(4,164)	(3,912)
Property and equipment, net	$832	$891

Depreciation expense for three and nine-month periods ended June 30, 2019 and 2018 was approximately $0.1 million and $0.3 million each.

5. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of June 30, 2019 and September 30, 2018, and estimated future amortization expense.

	June 30, 2019			September 30, 2018
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$9,605	$19,465	$29,070	$7,459	$21,611
Trade name	8,329	3,604	4,725	8,329	2,537	5,792
Non-Compete agreements	4,331	3,244	1,087	4,331	2,267	2,064
Total	$41,730	$16,453	$25,277	$41,730	$12,263	$29,467

Estimated Amortization Expense
Remainder of Fiscal 2019	$1,397
Fiscal 2020	5,038
Fiscal 2021	4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Thereafter	8,406
$25,277

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

The intangible assets amortization expense was $1.4 million and $4.2 million for each three and nine-month periods ended June 30, 2019 and 2018, respectively.

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

Revolving Credit Facility

As of June 30, 2019, the Company had $13.9 million in outstanding borrowings under the Revolving Credit Facility, of which approximately $12.7 million was at an interest rate of approximately 17.41%, approximately $0.8 million was at an interest rate of approximately 17.43%, and the remainder was at an interest rate of approximately 19.50%.

As of June 30, 2019, the Company had $1.0 million available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

 Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	June 30, 2019	September 30, 2018
(in thousands)
Term loan	$42,405	$44,505
Unamortized debt discount	(1,410)	(1,921)
Term loan, net of discount	40,995	42,584
Short term portion of term loan, net of discount	2,931	2,331
Long term portion of term loan, net of discount	$38,064	$40,253

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Principal payments are required as follows: Remainder of Fiscal 2019 – $0.5 million, Fiscal 2020 – $5.5 million and Fiscal 2021 - $36.4 million.

The Company also is required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018. The Company does not owe any amount as of June 30, 2019.

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

As of June 30, 2019, the Company had $42.4 million in outstanding borrowings under the Term Loan Facility, of which approximately $36.1 million was at an interest of approximately 17.41%, and approximately $6.3 million was at an interest of approximately 17.40%.

Loan Fees and Amortization

In connection with the Credit Agreement, the Company agreed to pay an original discount fee of approximately $0.9 million, a closing fee for the term loan of approximately $0.1 million, a finder’s fee of approximately $1.6 million and a closing fee for the revolving credit facility of approximately $0.5 million. The total of the loan fees paid is approximately $3.1 million. The Company has reported these direct loan-related costs in the form of a discount and reduction of the term loan in the accompanying consolidated balance sheets and is amortizing them as interest expense over the term of the loans. For the nine months ended June 30, 2019 and June 30, 2018, the Company amortized approximately $0.6 million of debt discount each.

7. Accrued Compensation

Accrued Compensation, which is included in Accounts Payable and Accrued Compensation, is comprised of accrued wages, the related payroll taxes, employee benefits of the Company's employees, including those working on contract assignments, commissions earned and not yet paid and estimated commissions and bonuses payable.

8. Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	June 30,	September 30,
	2019	2018
(in thousands)
10% Convertible Subordinated Note	$4,185	$4,185
Amended and Restated Non-negotiable promissory note	-	106
Subordinated Promissory Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500
8% Convertible Subordinated Notes, due to related parties net	1,195	-
Total subordinated debt, convertible and non-convertible	18,880	17,791
Short term portion of subordinated debt, convertible and non-convertible	(1,000)	(106)
Long term portion of subordinated debt, convertible and non-convertible	$17,880	$17,685

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

The Company issued shares of common stock to JAX Legacy related to the conversion of the subordinated note and the interest approximately 87,172 and 276,232 for the three and nine-month period ended June 30, 2019 and 42,500 and 219,155 for the three and nine-month period ended June 30, 2018, respectively. The stock was valued at approximately $0.1 million and $0.3 million for the three and nine-month period ended June 30, 2019 and $0.1 million and $0.3 million for the three and nine-month period ended June 30, 2018, respectively.

On July 3, 2019 the Company issued 132,659 shares of common stock to Jax Legacy related to interest of $0.1 million on the 10% Note.

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

Future minimum payments of all subordinated debt will total approximately as follows: fiscal 2019 - $0.0 million, fiscal 2020 - $1.0 million, fiscal 2021- $0.0 and fiscal 2022 - $18.7 million.

The Company issued shares of common stock to the SNI Sellers related to interest of $0.3 million on the 9.5% Notes approximately 246,156 and 744,606 for the three and nine-month period ended June 30, 2019 and 120,654 and 401,256 for the three and nine-month period ended June 30, 2018, respectively. The stock was valued at approximately $0.3 million and $0.9 million for the three and nine-month period ended June 30, 2019 and $0.3 million and $1.2 million for the three and nine-month period ended June 30, 2018, respectively.

On July 3, 2019 the Company issued approximately 351,181 shares of common stock to the SNI Sellers related to interest of $0.3 million on the 9.5% Notes.

8% Convertible Subordinated Notes to Related Parties

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2.0 million in aggregate principal amount of its 8% Notes. The 8% Notes mature on October 3, 2021 (the “Maturity Date”). The 8% Notes are convertible into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). Interest on the 8% Notes accrues at the rate of 8% per annum and shall be paid quarterly in non-cash payments-in-kind (“PIK”) in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2019, on each conversion date with respect to the 8% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). Interest shall be paid on an Interest Payment Date in shares of Series C Preferred Stock of the Company, which Series C Preferred Stock shall be valued at its liquidation value. All or any portion of the 8% Notes may be redeemed by the Company for cash at any time. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 8% Notes being redeemed, plus accrued and unpaid PIK interest thereon. The Company may, at its option, prepay any portion of the principal amount of the 8% Notes without the prior consent of the holders thereof; provided, however, that any prepayments of the 8% Notes shall be made on a pro rata basis to all holders of 8% Notes based on the aggregate principal amount of 8% Notes held by such holders. The Company shall be required to prepay the 8% Notes together with accrued and unpaid PIK interest thereon upon the consummation by the Company of any Change of Control. For purposes of the 8% Notes, a Change of Control of the Company shall mean any of the following: (A) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions or (B) the consummation of any transaction (including, without limitation, any merger or consolidation), the result of which is that any person or entity together with their affiliates, becomes the beneficial owner, directly or indirectly, of more than 50% of the Common Stock of the Company. Each of the 8% Notes is subordinated in payment to the obligations of the Company to the lenders parties to that certain Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among the Company, the Company’s subsidiaries named as borrowers therein (collectively with the Company, the “Borrowers”), the senior lenders named therein and MGG Investment Group LP, as administrative agent and collateral agent (the “Agent”) for the senior lenders (the “Senior Credit Agreement”), pursuant to those certain Subordination and Intercreditor Agreements, each dated as of May 15, 2019 by and among the Company, the Borrowers, the Agent and each of the holders of the 8% Notes.

On June 30, 2019 the Company issued approximately 20,000 shares of Series C Preferred Stock to Investors related to interest of $20,000 on the 8% Notes.

The BCF for the 8% Notes is recorded as a discount to their carrying value and is equal to the fair value of the conversion feature. The discount will be amortized as interest over the period from the date of issuance to maturity. The total BCF recorded was approximately $0.8 million. For the nine months ended June 30, 2019 and June 30, 2018, the Company amortized approximately $0.04 million and $0 of debt discount, respectively.

9. Equity

On January 25, 2018, the Company issued approximately 110,083 shares of common stock to a SNI Sellers for the conversion of approximately 110,083 shares of series B preferred shares.

On November 9, 2018 the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock, see Note 10.

Restricted Stock

During the nine months ended June 30, 2019 no restricted stock was granted or exercised. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. Stock-based compensation expense attributable to restricted stock was $0.2 and $0.6 million, and $0.0 and $0.0 million for the three and nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $1.6 million of unrecognized compensation expense related to restricted stock outstanding.

A summary of restricted stock activity is presented as follows:

Number of Shares
(in thousands)
Restricted stock outstanding as of September 30, 2018	1,100
Granted	-
Exercised	-
Restricted stock outstanding as of June 30, 2019	1,100

Warrants

No warrants were granted or exercised during the nine months ended June 30, 2019.

(in thousands)	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2018	497	3.84	2.87	67
Granted	-	-
Exercised	-	-
Forfeited	(58)	2.00
Warrants outstanding as of December 31, 2018	439	4.09	2.48	-
Granted	-	-
Exercised	-	-
Forfeited		-
Warrants outstanding as of March 31, 2019	439	4.09	2.27	-
Granted	-	-
Exercised	-	-
Forfeited		-
Warrants outstanding as of June 30, 2019	439	4.09	2.05	-

Warrants exercisable as of September 30, 2018	497	3.84	2.87	67
Warrants exercisable as of June 30, 2019	439	4.09	2.05	-

Stock Options

As of June 30, 2019, there were stock options outstanding under the Company’s Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of June 30, 2019 and September 30, 2018 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $0.3 million and $1.0 million, and 0.4 million and $1.0 million for the three and nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and June 30, 2018, there was approximately $1.9 million of unrecognized compensation expense related to unvested stock options outstanding each, and the weighted average vesting period for those options was 3.9 years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
(in thousands)
Options outstanding as of September 30, 2018	1,578	3.76	7.53	142
Granted	394	1.91
Forfeited/Expired	(178)	3.89
Options outstanding as of December 31, 2018	1,794	3.34	8.58	-
Granted	-	-
Exercised	-	-
Forfeited/Expired	(48)	5.03
Options outstanding as of March 31, 2019	1,746	3.29	8.34	-
Granted	-	-
Exercised	-	-
Forfeited/Expired	(37)	4.23
Options outstanding as of June 30, 2019	1,709	3.27	8.06	-

Exercisable as of September 30, 2018	512	5.08	7.30	1
Exercisable as of June 30, 2019	686	4.25	6.76	-

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

Nine Months Ended
June 30, 2019
Weighted average fair value of options	$1.75
Weighted average risk-free interest rate	3.03%
Weighted average dividend yield	$-
Weighted average volatility factor	104%
Weighted average expected life (years)	10

10. Mezzanine Equity

Series A Convertible Preferred Stock

On April 3, 2017, the Company filed a Statement of Resolution Establishing its Series A Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 160,000 of its authorized preferred stock as Series A Preferred Stock. There are no shares issued and outstanding under this designation.

Series B Convertible Preferred Stock

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

Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the no par value, Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of no par value, Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the no par value, Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting).

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

During the nine months ended June 30, 2019 the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

On May 17, 2019, the Company filed a Statement of Resolution Establishing its Series C Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 3,000,000 of its authorized preferred stock as “Series C 8% Cumulative Convertible Preferred Stock”, without par value. The Series C Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Holders of shares of Series C Preferred Stock are entitled to receive an annual non-cash (“PIK”) dividend of 8% of the Liquidation Value per share. Such dividend shall be payable quarterly on June 30, September 30, December 31 and March 31 of each year commencing on June 30, 2019, in preference to any dividend paid on or declared and set aside for the Series B Preferred Stock or any Junior Securities and shall be paid-in-kind in additional shares of Series C Preferred Stock. Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the Series C Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series C Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks superior to the Series C Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series C Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $1.00 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

On June 30, 2019 the Company issued approximately 20,000 shares of Series C Preferred Stock to Investors related to interest of $20,000 on the 8% Notes.

11. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
(in thousands)	2019	2018	2019	2018
Provision for Income Taxes	(106)	(407)	400	259
Effective Tax Rate	2%	18%	-3%	-4%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and nine months ended June 30, 2019 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a full valuation allowance against the remaining net DTA position.

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

Rent expense was $0.7 million and $2.2 million, and $0.9 million and $2.4 million for the three and nine-month periods ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices are as follows:

(in thousands)
Remainder of Fiscal 2019	$490
Fiscal 2020	1,569
Fiscal 2021	1,038
Fiscal 2022	977
Fiscal 2023	769
Thereafter	872
Total	$5,715

Litigation and Claims

The Company and its subsidiaries are involved in various litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

13. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, accounting, finance, office, engineering, and medical, and (c) temporary light industrial staffing. These Company’s services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Some selling, general and administrative expenses are not fully allocated among light industrial services and professional staffing services.

Unallocated corporate expenses primarily include, certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses, and interest expense.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Industrial Staffing Services
Industrial services revenue	$5,442	$5,166	$16,157	$16,165
Industrial services gross margin	26.8%	16.4%	22.5%	17.6%
Operating income	$1,572	$31	$1,908	$315
Depreciation & amortization	65	65	195	197
Accounts receivable – net	3,359	3,386	3,359	3,386
Intangible assets	302	526	302	526
Goodwill	1,084	1,084	1,084	1,084
Total assets	$4,745	$5,555	$4,745	$5,555

Professional Staffing Services
Permanent placement revenue	$4,884	$6,388	$13,764	$17,496
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$27,775	$28,713	$82,900	$91,695
Professional services gross margin	26.1%	26.1%	25.7%	25.9%
Operating income	$(3,333)	$2,301	$975	$5,861
Depreciation and amortization	1,420	1,436	4,263	4,289
Accounts receivable – net	17,078	17,780	17,078	17,780
Intangible assets	24,975	30,336	24,975	30,336
Goodwill	71,209	75,509	71,209	75,509
Total assets	$121,601	$128,806	$121,601	$128,806

Unallocated Expenses
Corporate administrative expenses	$829	$686	$2,542	$1,065
Corporate facility expenses	79	139	257	287
Stock Compensation expense	531	399	1,661	1,028
Acquisition, integration and restructuring expenses	564	514	2,990	1,712
Total unallocated expenses	$2,003	$1,738	$7,450	$4,092

Consolidated
Total revenue	$38,101	$40,267	$112,821	$125,356
Operating income (loss)	(3,764)	595	(4,567)	2,084
Depreciation and amortization	1,485	1,501	4,458	4,486
Total accounts receivables – net	20,437	21,166	20,437	21,166
Intangible assets	25,277	30,862	25,277	30,862
Goodwill	72,293	76,593	72,293	76,593
Total assets	$126,346	$134,361	$126,346	$134,361

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our light industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, a Delaware corporation (“SNI”) expanded our geographical footprint within the placement and contract staffing of information technology, accounting, finance, office and engineering professionals.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of June 30, 2019, we operated thirty-four branch offices in downtown or suburban areas of major U.S. cities across thirteen states. We have offices located in Arizona, Connecticut, Georgia, Minnesota, New Jersey, Virginia, Washington DC, Colorado, Illinois, Massachusetts, Texas, Ohio and Florida.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Professional contract services	$27,775	$28,713	(938)	(3)
Industrial contract services	5,442	5,166	276	5
Total professional and industrial contract services	33,217	33,879	(662)	(2)

Direct hire placement services	4,884	6,388	(1,504)	(24)
Consolidated net revenues	$38,101	$40,267	(2,166)	(5)

Contract staffing services contributed $33.2 million or approximately 87% of consolidated revenue and direct hire placement services contributed $4.9 million, or approximately 13%, of consolidated revenue for the three months ended June 30, 2019. This compares to contract staffing services revenue of $33.9 million, or approximately 84%, of consolidated revenue and direct hire placement revenue of $6.4 million, or approximately 16%, of consolidated revenue for the three months ended June 30, 2018.

The overall decrease in contract staffing services revenues of $0.7 million, or 2%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to reductions in the temporary workforce requirements of a few key customers in the professional and industrial services divisions in the quarter ended June 30, 2019. In addition, the residual effects of office consolidations, office closures and other reductions in its core workforce that were undertaken by the Company beginning shortly after the SNI acquisition to maximize productivity, reduce overall field costs and improve profitability, contributed to the decrease.

Direct hire placement revenue for the three months ended June 30, 2019 decreased by $1.5 million over the three months ended June 30, 2018. The decrease in direct hire placement revenues also is attributable to the residual effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended June 30, 2019 decreased by approximately 4% to $24.5 million compared to $25.5 million for the three months ended June 30, 2018. The $1.0 million overall decrease in cost of contract services for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily attributable to and consistent with the corresponding declines in revenues, which is discussed further below.

	Three Months Ended
	June 30, 2019	June 30, 2018
Professional contract services	26.1%	26.1%
Industrial contract services	26.8%	16.4%
Professional and industrial services combined	26.2%	24.6%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	35.6%	36.6%

____________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three months ended June 30, 2019 was approximately 35.6% as compared with approximately 36.6% for the three months ended June 30, 2018.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.1% for three months ended June 30, 2019, which is consistent with the three months ended June 30, 2018.

The Company’s industrial staffing services gross margin for the three months ended June 30, 2019 was approximately 26.8% versus approximately 16.4% for the three months ended June 30, 2018. The significant increase in industrial staffing services gross margin is due to an increase in the estimated amounts of return premiums the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program, which accounted for approximately $0.6 million of the increase in gross profits and 11.5 percentage points (1,150 basis points) of the increase in gross margin for the three months ended June 30, 2019, as compared with the gross margin for three months ended June 30, 2018.

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

The Company’s SG&A for the three months ended June 30, 2019, excluding depreciation, amortization and acquisition, integration and restructuring expenses, was $11.0 compared to $12.1 for the three months ended June 30, 2018. SG&A for the three months ended June 30, 2019, excluding depreciation, amortization and acquisition, integration and restructuring expenses, as a percentage of revenues was approximately 29% compared to 30% for the three months ended June 30, 2018. The decline in SG&A expenses is consistent with the decline in revenue, while the 1 percentage point (100 bps) decrease in SG&A as a percentage of revenue is a function of the proportion of fixed expenses.

Acquisition, Integration and Restructuring Expenses

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses. These costs were $0.6 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively. These costs include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs.

Depreciation Expense

Depreciation expense was $0.1 for the three months ended June 30, 2019, which remained approximately level compared to the three months ended June 30, 2018.

Amortization Expense

Amortization expense was $1.4 for the three months ended June 30, 2019, which remained approximately level compared to the three months ended June 30, 2018.

Goodwill Impairment Charge

In 2019, the Company early adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Due to a sustained decline in the market capitalization of our common stock during the third quarter of 2019, we performed an interim goodwill impairment test in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million, which was recorded in the consolidated financial statements for the three months ended June 30, 2019. For purposes of performing this interim goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, and related matters, including other possible factors affecting the recent declines in the Company’s stock price and their effects on estimated fair value of the Company’s reporting units.

Loss from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, income from operations decreased by approximately $4.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Interest Expense

Interest expense for the three months ended June 30, 2019, increased by approximately $0.3 million or 10% compared to the three months ended June 30, 2018. The increase in interest expense is attributable to a scheduled increase in the required interest margin under the Company’s senior credit facilities of approximately 500 basis points (5%) annually, that began as of June 1, 2018.

Provision for Income Taxes

The Company recognized a tax provision benefit of approximately $0.1 million for the three months ended June 30, 2019. Our effective tax rate for the three months ended June 30, 2019 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

The effective tax rate for the three months ended June 30, 2018 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets.

Net Loss

As the net result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for the three months ended June 30, 2019 and 2018 of $6.8 million and $1.9 million, respectively.

The Company continues to pursue opportunities to selectively increase revenue producing headcount in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve setting aggressive new business growth targets, including initiatives to increase services to existing customers, increasing its numbers of revenue producing core professionals, including primarily, business development managers and recruiters, changes to compensation, commission and bonus plans to better incentivize producers, and frequent interaction with the field to monitor and motivate growth. The Company’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing.

Nine Months Ended June 30, 2019 Compared to the Nine Months Ended June 30, 2018

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months
	Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Professional contract services	$82,900	$91,695	(8,795)	(10)
Industrial contract services	16,157	16,165	(8)	-
Total professional and industrial contract services	99,057	107,860	(8,803)	(8)

Direct hire placement services	13,764	17,496	(3,732)	(21)
Consolidated net revenues	$112,821	$125,356	(12,535)	(10)

Contract staffing services contributed $99.1 million or approximately 88% of consolidated revenue and direct hire placement services contributed $13.8 million, or approximately 12%, of consolidated revenue for the nine months ended June 30, 2019. This compares to contract staffing services revenue of $107.9 million, or approximately 86%, of consolidated revenue and direct hire placement revenue of $17.5 million, or approximately 14%, of consolidated revenue for the nine months ended June 30, 2018.

The overall decrease in contract staffing services revenue of $8.8 million, or 8%, for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 was primarily attributable to the decline in revenue is attributable to the residual effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability. In addition, reductions in the temporary workforce requirements of a few key customers in the professional and industrial services divisions, and to a lesser extent, higher incidences of bad weather in mid-west and northeastern markets, an additional holiday workdays in the nine months ended June 30, 2019, as compared with the nine months ended June 30, 2018.

Direct hire placement revenue for the nine months ended June 30, 2019 decreased by $3.7 million or 21% over the nine months ended June 30, 2018. The decrease in direct hire placement revenues also is attributable to the residual effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability. In addition, management believes market speculation of an impending recession in the U.S economy during the first fiscal quarter of 2019 had a cooling effect on hiring, especially around the holiday season.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the nine months ended June 30, 2019 decreased by approximately 9% to $74.1 million compared to $81.2 million for the nine months ended June 30, 2018. The $7.1 million overall decrease in cost of contract services for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 was primarily attributable to and consistent with the corresponding declines in revenues, which is discussed further below.

Gross Profit percentage by service:

	Nine Months Ended
	June 30, 2019	June 30, 2018
Professional contract services	25.7%	25.9%
Industrial contract services	22.5%	17.6%
Professional and industrial services combined	25.2%	24.7%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	34.3%	35.2%

__________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the nine months ended June 30, 2019 was approximately 34.3% versus approximately 35.2% for the nine months ended June 30, 2018. The change in the overall gross margin from the comparable prior nine months ended period was principally due to the greater reduction in direct hire placement services revenue proportionally and which have 100% gross margin than the reduction in contract professional services.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 25.7% for nine months ended June 30, 2019 compared to approximately 25.9% for the nine months ended June 30, 2018. The change in professional contract staffing services gross margin was primarily due to proportionally higher revenue from Vendor Management Systems (“VMS”), Managed Service Providers (“MSP”), Master Service Agreements (“MSA”) and other volume corporate accounts that occurred in the nine months ended June 30, 2019, all of which typically have lower gross margins. Other differences in the composition of revenues among the specialties served by the Company (information technology, engineering, healthcare, finance and accounting and others) also contributed to the change in the professional contract services gross profit and margin.

The Company’s industrial staffing services gross margin for the nine months ended June 30, 2019 was approximately 22.5% as compared with approximately 17.6% for the nine months ended June 30, 2018. The increase in gross margin for the nine months ended June 30, 2019 was principally due to increases in the estimated amounts of return premiums and experience refunds the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program, which accounted for approximately $1.3 million of the increase in gross profits and 8.2 percentage points (820 basis points) of the increase in gross margin for the nine months ended June 30, 2019, as compared with the gross margin for nine months ended June 30, 2018.

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

The Company’s SG&A for the nine months ended June 30, 2019, excluding depreciation, amortization and acquisition, integration and restructuring expenses, decreased by approximately $4.3 million as compared to the nine months ended June 30, 2018. SG&A for the nine months ended June 30, 2019, excluding depreciation, amortization and acquisition, integration and restructuring expenses, as a percentage of revenue was approximately 28%, which is consistent with the nine months ended June 30, 2018. The decline in SG&A expenses is consistent with the decline in revenue, while the consistency as a percentage of revenue is a function of a reduction in SG&A expenses, including fixed expenses, attributable to the office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Acquisition, Integration and Restructuring Expenses

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses. These costs were $3.0 million and $1.7 for the nine months ended June 30, 2019 and 2018, respectively. These costs include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. The increase in acquisition, integration and restructuring expenses for the nine months ended June 30, 2019 were primarily due to increases in acquisition-related activities and expenses.

Depreciation Expense

Depreciation expense was $0.3 for the nine months ended June 30, 2019, which remained approximately level compared to the nine months ended June 30, 2018.

Amortization Expense

Amortization expense was $4.2 million for the nine months ended June 30, 2019, remained approximately level compared to the nine months ended June 30, 2018.

Goodwill Impairment Charge

In 2019, the Company early adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Due to a sustained decline in the market capitalization of our common stock during the third quarter of 2019, we performed an interim goodwill impairment test in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million, which was recorded in the consolidated financial statements for the nine months ended June 30, 2019. For purposes of performing this interim goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, and related matters, including other possible factors affecting the recent declines in the Company’s stock price and their effects on estimated fair value of the Company’s reporting units.

Loss from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, income from operations decreased $6.7 million, to a loss of approximately $4.6 million for the nine months ended June 30, 2019 from income of approximately $2.1 million for the nine months ended June 30, 2018.

Interest Expense

Interest expense for the nine months ended June 30, 2019, increased by approximately $0.8 million or 9% compared to the nine months ended June 30, 2018. The increase in interest expense is attributable to a scheduled increase in the required interest margin under the Company’s senior credit facilities of approximately 500 basis points (5%) annually, that began as of June 1, 2018.

Provision for Income Taxes

The Company recognized a tax expense of approximately $0.4 million for the nine months ended June 30, 2019. Our effective tax rate for the nine months ended June 30, 2019 is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

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

Net Loss

As a result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for the nine months ended June 30, 2019 and 2018 of $14.2 million and $6.6 million, respectively.

The Company continues to pursue opportunities to selectively increase revenue producing headcount in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve setting aggressive new business growth targets, including initiatives to increase services to existing customers, increasing its numbers of revenue producing core professionals, including primarily, business development managers and recruiters, changes to compensation, commission and bonus plans to better incentivize producers, and frequent interaction with the field to monitor and motivate growth. The Company’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing.

Liquidity and Capital Resources

The following table sets forth certain consolidated statements of cash flows data:

	Nine Months Ended
(in thousands)	June 30, 2019	June 30, 2018
Cash flows provided by (used in) operating activities	$(551)	$698
Cash flows used in investing activities	$(108)	$(224)
Cash flows provided by (used in) financing activities	$1,609	$(622)

As of June 30, 2019, the Company had $4.2 million of cash which was an increase of approximately $1.0 million from approximately $3.2 million as of September 30, 2018. As of June 30, 2019, the Company had working capital of $11.4 million compared to $13.1 million of working capital as of September 30, 2018.

Net cash provided by (used in) operating activities for the nine months ended June 30, 2019 and 2018 was approximately $(0.6) and $0.7, respectively. The negative operating cash flow in the fiscal nine months period ended June 30, 2019 corresponds with negative income from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the nine months ended June 30, 2019 and 2018.

Cash flow provided by financing activities for the nine months ended June 30, 2019 was primarily from the proceeds of the 8% Convertible Subordinated Notes issued in May 2019 and borrowings under the Company’s Revolving Credit Facility, offset by payments on the Company’s debt, principally its Term Loan. Cash flow used in financing activities for the nine months ended June 30, 2018 was primarily from net borrowings on the Revolving Credit Facility offset by payments on the Company’s debt, principally its Term Loan.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on June 30, 2019, are approximately $4.7 million. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on June 30, 2019, are approximately $1.8 million.

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

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2.0 million in aggregate principal amount of its 8% Notes. The 8% Notes mature on October 3, 2021 (the “Maturity Date”). The 8% Notes are convertible into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). Interest on the 8% Notes accrues at the rate of 8% per annum and shall be paid quarterly in non-cash payments-in-kind (“PIK”) in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2019, on each conversion date with respect to the 8% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). Interest shall be paid on an Interest Payment Date in shares of Series C Preferred Stock of the Company, which Series C Preferred Stock shall be valued at its liquidation value. All or any portion of the 8% Notes may be redeemed by the Company for cash at any time. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 8% Notes being redeemed, plus accrued and unpaid PIK interest thereon. The Company may, at its option, prepay any portion of the principal amount of the 8% Notes without the prior consent of the holders thereof; provided, however, that any prepayments of the 8% Notes shall be made on a pro rata basis to all holders of 8% Notes based on the aggregate principal amount of 8% Notes held by such holders. The Company shall be required to prepay the 8% Notes together with accrued and unpaid PIK interest thereon upon the consummation by the Company of any Change of Control. For purposes of the 8% Notes, a Change of Control of the Company shall mean any of the following: (A) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions or (B) the consummation of any transaction (including, without limitation, any merger or consolidation), the result of which is that any person or entity together with their affiliates, becomes the beneficial owner, directly or indirectly, of more than 50% of the Common Stock of the Company. Each of the 8% Notes is subordinated in payment to the obligations of the Company to the lenders parties to that certain Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among the Company, the Company’s subsidiaries named as borrowers therein (collectively with the Company, the “Borrowers”), the senior lenders named therein and MGG Investment Group LP, as administrative agent and collateral agent (the “Agent”) for the senior lenders (the “Senior Credit Agreement”), pursuant to those certain Subordination and Intercreditor Agreements, each dated as of May 15, 2019 by and among the Company, the Borrowers, the Agent and each of the holders of the 8% Notes.

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

During the nine months ended June 30, 2019, the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

On May 17, 2019, the Company filed a Statement of Resolution Establishing its Series C Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 3,000,000 of its authorized preferred stock as “Series C 8% Cumulative Convertible Preferred Stock”, without par value. The Series C Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Holders of shares of Series C Preferred Stock shall be entitled to receive an annual non-cash (“PIK”) dividend of 8% of the Liquidation Value per share. Such dividend shall be payable quarterly on June 30, September 30, December 31 and March 31 of each year commencing on June 30, 2019, in preference to any dividend paid on or declared and set aside for the Series B Preferred Stock or any Junior Securities and shall be paid-in-kind in additional shares of Series C Preferred Stock. Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the Series C Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series C Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks superior to the Series C Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series C Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $1.00 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

On June 30, 2019 the Company issued approximately 20,000 shares of Series C Preferred Stock to Investors related to interest of $20,000 on the 8% Notes.

Off-Balance Sheet Arrangements

As of June 30, 2019, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2019, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three and nine months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

__________

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

GEE GROUP INC.
(Registrant)

Date: August 14, 2019	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

