Form 10-K
period 2019-09-30
GEE Group Inc.
filed 2019-12-23
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2019

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2019 was 9,458,518 x $1.20 = $11,350,222.

The number of shares outstanding of the registrant’s common stock as of December 20, 2019 was 13,089,703.

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

Acquisitions

On October 4, 2015, the Company entered a Stock Purchase Agreement with William Daniel Dampier and Carol Lee Dampier (the “Access Sellers”) pursuant to which the Company acquired on October 4, 2015, 100% of the outstanding stock of Access Data Consulting Corporation., a Colorado corporation, for a purchase price equal to approximately $16.0 million in consideration. The purchase price consisted of $8.0 million in cash (subject to minimum working capital), the issuance to the Access Sellers 327,869 shares of Company common stock, a Promissory note in the aggregate of $3.0 million and up to $2.0 million of an “earnout”. On April 4, 2016, the Company issued approximately 123,000 of additional shares of common stock to the Sellers of Access Data Consulting Corporation. This was based on the market value of the stock on April 4, 2016 being approximately $0.5 million less than $2.0 million six month guaranteed and based on the closing stock price of $4.44 per common share. The Company recognized a loss on change of contingent consideration of approximately $44,000 for the year ended September 30, 2016. The earnout was not achieved. In addition, the Company increased the original purchase price by approximately $0.6 million related to a mutual tax election as described in the purchase agreement.

On January 1, 2016, the Company entered a Stock Purchase Agreement (the “Paladin Agreement”) with Enoch S. Timothy and Dorothy Timothy. Pursuant to the terms of the Paladin Agreement the Company acquired on January 1, 2016, 100% of the outstanding stock of Paladin Consulting Inc., a Texas corporation (“Paladin”), for a purchase price (the “Purchase Price”) equal to $1.8 million, minus the Circle Lending Loan Amount ( as defined in the Paladin Agreement) plus up to $1.0 million in contingent promissory notes, minus the NWC Reduction Amount (as defined in the Paladin Agreement ) (if any) plus up to $1.3 million of “earnouts”, for a total of approximately $2.6 million.

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

The aggregate consideration paid for the shares of SNI Holdco (the “Merger Consideration”) was $86.0 million minus the $20.2 million of Long Term Debt (as defined in the Merger Agreement) of the Acquired Companies immediately before closing plus or minus the “NWC Adjustment Amount” or the difference in the book value of the Closing Net Working Capital (as defined in the Merger Agreement) of the Acquired Companies as compared to the Benchmark Net Working Capital (as defined in the Merger Agreement) of the Acquired Companies of $9.2 million.

On April 3, 2017, the Company paid to certain SNIH Stockholders as part of the Merger Consideration (i) an aggregate of approximately $18.6 million in cash, (ii) an aggregate of $12.5 million in aggregate principal amount of its 9.5% Convertible Subordinated Notes and (iii) an aggregate of 5,926,000 shares of its Series B convertible preferred stock. The 9.5% Notes mature on October 3, 2021 . The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. The Series B Convertible Preferred Stock has a liquidation preference of $4.86 per share. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share.

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

As of September 30, 2018, the SNI Merger Consideration held in the Working Capital Reserve Fund of $1.5 million was reduced by $0.6 million (“NWC Adjustment Amount”), following completion of the process provided for in the Merger Agreement, in which an independent accounting firm (the “firm”) was engaged to review related working capital-related claims made by the Company against such funds. As a result of the firm’s findings, the Company has recognized and reported a corresponding gain in its consolidated statement of operations for the fiscal year ended September 30, 2018. As of September 30, 2019, the SNI Merger Consideration held in the Working Capital Reserve Fund is $0.8 million.

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

GEE Group Inc.’s business strategy is multi-dimensional and encompasses both organic growth and growth through strategic acquisitions. Since 2015, the Company has completed three acquisitions, the most recent of which was SNI which to date has been its largest. The main tenants of the Company’s strategy are to:

•	Provide innovative solutions for clients delivered through an enhanced menu of professional service offerings in the Company’s existing markets and comprised of multiple specialties, including IT, Finance and Accounting, Engineering, and Healthcare;

•	Enter fastest growing markets by leveraging strategic customer relationships and through geographic footprint expansion with a complete menu of service offerings;

•	Create national wholesale division for IT and aggressively pursue MSP & VMS accounts; and

•	Capitalize on commercial opportunities following shortages of blue collar, office clerical and service workers, as the current economy returns to sustained growth and with a particular focus on logistics and E-Commerce.

The percentage of revenues derived from each of the Company’s direct hire and contract services lines are as follows:

	Fiscal
	2019	2018
Direct hire placement services	12.2%	13.9%
Professional contract services	73.5%	73.0%
Industrial contract services	14.3%	13.1%

Marketing

The Company markets its staffing services using its corporate and trade names in their respective vertical markets. As of September 30, 2019, we operated thirty-three branch offices in downtown or suburban areas of major U.S. cities in fourteen states. We have one office located in each of Arizona, Washington D.C., Iowa, Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado and Massachusetts, two offices in Illinois, four offices in Texas, seven offices in Ohio and six offices in Florida.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins which list candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2019 or fiscal 2018.

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

The Company’s professional and industrial staffing services compete by providing highly qualified candidates who are well matched for the position, developing and maintaining outstanding client relationships, responding quickly to client requests, and by establishing offices in convenient locations. As part of its service, the Company provides professional reference checking, scrutiny of candidates’ work experience and optional background checks. In general, the Company believes pricing is secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on the Company’s pricing.

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

Employees

As of September 30, 2019, the Company had approximately 344 regular employees and the number of contract service employees varied week to week from a minimum of approximately 1,961 to a maximum of 2,778.

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

Item 1A. Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company experienced net losses for the years ended September 30, 2019 and 2018. Among the consequences of the net losses experienced, the Company has been required to obtain amendments and waivers for missed covenants under its senior revolving credit, term loan and security agreement. Other possible consequences of recurring net losses include, but are not limited to, negative cash flows, asset impairments, defaults under the Company’s debt agreements, and possibly, the inability of the Company to continue operating as a going concern. Management has taken definitive actions to improve operations, reduce costs and improve operating profitability, and position the Company for future growth. The Company also is actively seeking replacement financing with a view towards reducing its borrowing costs and improving its net cash flow and overall financial profile. However, there are no assurances that the Company will be able to generate sufficient revenue to meet its operating expenditures or operate profitably in the future.

THE TERMS OF OUR SENIOR CREDIT AGREEMENT PLACE RESTRICTIONS ON OUR OPERATING AND FINANCIAL FLEXIBILITY, AND FAILURE TO COMPLY WITH COVENANTS OR TO SATISFY CERTAIN CONDITIONS OF THE AGREEMENT MAY RESULT IN ACCELERATION OF OUR REPAYMENT OBLIGATIONS, WHICH COULD SIGNIFICANTLY HARM OUR LIQUIDITY, FINANCIAL CONDITION, OPERATING RESULTS, BUSINESS AND PROSPECTS AND CAUSE THE PRICE OF OUR SECURITIES TO DECLINE. THE COVENANTS CONTAINED IN OUR SENIOR CREDIT AGREEMENT ALSO INCLUDE THE REQUIREMENT THAT WE MAINTAIN SPECIFIC FINANCIAL RATIOS. IF WE CANNOT COMPLY WITH THESE COVENANTS, WE ALSO MAY BE IN DEFAULT UNDER THE CREDIT AGREEMENT.

We and our subsidiaries are parties to a Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017, as amended (the “Credit Agreement”) with certain investment funds managed by MGG Investment Group LP. Initial funds were distributed on April 3, 2017 to repay existing indebtedness, pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of the SNI Companies. Under the terms of the Credit Agreement, we may borrow up to $73.8 million consisting of a four-year term loan in the principal amount of $48.8 million and revolving loans in a maximum amount up to the lesser of (i) $25.0 million or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of our eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on March 31, 2021. As of September 30, 2019, a total of approximately $56.1 million was outstanding under the Credit Agreement. As of September 30, 2019, a total of $19.7 million of additional subordinated indebtedness also was outstanding.

The Credit Agreement contains restrictions and limitations on our ability to engage in activities and transactions that may be in our long-term best interests. The affirmative and negative covenants contained in the Credit Agreement that may adversely affect our ability to operate our business include covenants that limit and restrict, among other things, our ability to incur additional indebtedness, transfer or sell certain assets, issue stock of subsidiaries, pay dividends on, repurchase or make distributions with respect to our capital stock or make other restricted payments, incur or permit liens or other encumbrances on assets, make certain investments, loans and advances, acquire other businesses, merge, consolidate, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and amend certain agreements.

The Credit Agreement also contains a fixed charge coverage ratio covenant, a senior leverage ratio covenant and a minimum EBITDA covenant. Events beyond our control could affect our ability to meet these and other covenants under the Credit Agreement. The Credit Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control and judgment defaults.

A breach of any of these covenants could result in default under our Credit Agreement, which could prompt the lenders to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. In addition, a breach of the Credit Agreement would cause a cross- default of our subordinated indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the Credit Agreement accelerate the repayment of borrowings, we cannot ensure that we will have sufficient assets and funds to repay the borrowings under the Credit Agreement and our subordinated indebtedness. An acceleration of our outstanding indebtedness could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings.

Since the date of the Credit Agreement, we have sought and been granted waivers and amendments with respect to certain provisions of the Credit Agreement on six occasions. There can be no assurance that we will be able to continue to comply with the covenants set forth in the Credit Agreement in the future or, that any additional waivers with respect to these covenants would be granted by the lenders.

This indebtedness has important consequences for us and our shareholders, including the following:

•

requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness, and as a result, reducing our ability to use our cash flows to fund our operations and capital expenditures, capitalize on future business opportunities and expand our business and execute our strategy;

•	making it more difficult for us to make payments on the debt itself, if our business is unable to generate sufficient cash flows from operating activities to meet our debt service obligations;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements and general, corporate or other purposes;
•	increasing our vulnerability to general economic and industry conditions; and
•

limiting our ability to adjust to changing market conditions and reacting to competitive pressure and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

IF WE ARE UNABLE TO GENERATE OR BORROW SUFFICIENT CASH TO MAKE PAYMENTS ON OUR INDEBTEDNESS, OUR FINANCIAL CONDITION WOULD BE MATERIALLY HARMED, OUR BUSINESS COULD FAIL AND OUR SHAREHOLDERS MAY LOSE ALL OF THEIR INVESTMENT.

Our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

We are currently seeking to refinance our outstanding indebtedness. However, there can be no assurance that we will be able to successfully refinance our indebtedness on terms that are favorable to us or at all.

RECENT GLOBAL TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit, our ability to refinance debt and disrupting our customers’ businesses, which are heavily dependent on retail and e-commerce transactions. Although we believe that we ultimately will be able to obtain the necessary financing in the future, there is no assurance that these institutions will be able or willing to loan us or invest the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for acquisitions and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

A MORE ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP, AND THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

Although our common stock is listed on the NYSE American, we cannot assure you that an active public market will develop for our common stock. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

WE COULD BE HARMED BY IMPROPER DISCLOSURE OR LOSS OF SENSITIVE OR CONFIDENTIAL COMPANY, EMPLOYEE, ASSOCIATE OR CLIENT DATA, INCLUDING PERSONAL DATA, BY EMPLOYEE ERROR AND/OR CYBER RISKS.

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

WE COULD BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH ACQUISITIONS AND JOINT VENTURES.

We intend to expand our business through acquisitions of, or investments in joint ventures with, complementary businesses, technologies, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable acquisition or investment targets in both new and existing service categories. In certain circumstances, acceptable acquisition or investment targets might not be available. Acquisitions involve a number of risks, including: (1) difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure; (2) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (3) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (4) difficulty maintaining the quality of services that such acquired companies have historically provided; (5) potential legal and financial responsibility for liabilities of acquired businesses; (6) overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements; (7) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; (8) challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business; (9) failure to retain, motivate and integrate key management and other employees of the acquired business; and (10) loss of customers and a failure to integrate customer bases.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in Jacksonville Florida, for which the applicable lease expires in 2020.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Triad Personnel Services and Triad Staffing. As of September 30, 2019, we operated thirty-three branch offices in downtown or suburban areas of major U.S. cities in fourteen states. We have one office located in each of Arizona, Washington D.C., Iowa, Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado and Massachusetts, two offices in Illinois, four offices in Texas, seven offices in Ohio and six offices in Florida.

Established offices are operated from leased space ranging from 800 to 7,500 square feet, generally for initial lease periods of one to seven years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

Item 3. Legal Proceedings.

As of September 30, 2019, the Company was not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the NYSE American and is traded under the symbol “JOB.” The following table sets forth the quarterly high and low sales prices per share of the Company’s common stock on the consolidated market for each quarter within the last two fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2019:
High	$0.85	$1.52	$1.96	$2.69
Low	$0.50	$0.62	$0.76	$0.65

Fiscal 2018:
High	$3.25	$3.05	$3.09	$3.45
Low	$2.16	$2.00	$2.45	$2.46

Holders of Record

There were approximately 705 holders of record of the Company’s common stock on September 30, 2019.

Dividends

No dividends were declared or paid during the years ended September 30, 2019 and September 30, 2018. We do not anticipate paying any cash dividends for the foreseeable future.

During the years ended September 30, 2019 and September 30, 2018, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2019, there were stock options outstanding under the Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2019 and September 30, 2018 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant. The maximum number of shares that may be granted under the 2013 Plan is 4,000,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

(number of shares in thousands)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,173	$3.39	1,149	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	2,173	$3.39	1,149	(1)

_____________

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

Overview

We specialize in the placement of information technology, engineering, and accounting professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our light industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, a Delaware corporation (“SNI”) expanded the array and numbers of end markets and clients we serve, as well as our geographical footprint within the placement and contract staffing end markets we serve, including information technology, in particular.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Triad Personnel Services and Triad Staffing. As of September 30, 2019, we operated thirty-three branch offices in downtown or suburban areas of major U.S. cities in fourteen states. We have one office located in each of Arizona, Washington D.C., Iowa, Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado and Massachusetts, two offices in Illinois, four offices in Texas, seven offices in Ohio and six offices in Florida.

Management has implemented a strategy which includes organic and acquisition growth components. Management’s organic growth strategy includes seeking out and winning new client business, as well as expansion of existing client business and on-going cost reduction and productivity improvement efforts in operations. Management’s acquisition growth strategy includes identifying strategic acquisitions, financed primarily through the issuance of equity and debt to improve the overall profitability and cash flows of the Company.

The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services. We believe our current segments complement one another and position us for future growth.

Results of Operations

Fiscal year ended September 30, 2019 (“fiscal 2019”), and fiscal year ended September 30, 2018 (“fiscal 2018”)

Net Revenues

Consolidated net revenues are comprised of the following:

	Fiscal
(in thousands)	2019	2018	$ Change	% Change
Professional contract services	$111,433	$120,580	$(9,147)	(7.6)
Industrial contract services	21,710	21,648	62	0.3
Total professional and industrial contract services	133,143	142,228	(9,085)	(6.4)

Direct hire placement services	18,531	23,056	(4,525)	(19.6)
Consolidated net revenues	$151,674	$165,284	$(13,610)	(8.2)

Contract staffing services contributed $133.1 million or approximately 88% of consolidated revenue and direct hire placement services contributed $18.5 million or approximately 12% of consolidated revenue for fiscal 2019. This compares to contract staffing services revenue of $142.2 million, or approximately 86% of consolidated revenue and direct hire placement revenue of $23.1 million or approximately 14% of consolidated revenue, respectively, for fiscal 2018.

The overall decrease in contract staffing services revenue of $9.1 million, or 6.4% for fiscal 2019 compared to fiscal 2018 was primarily attributable to the continuing effects of office consolidations and office closures and other reductions in core workforce that have been undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability following SNI acquisition. Reductions in the temporary workforce requirements of a few key customers in the professional and industrial services divisions, and to a lesser extent, higher incidences of bad weather in Midwest and northeastern markets in fiscal 2019, as compared to fiscal 2018, also contributed.

Direct hire placement revenue for fiscal 2019 decreased by $4.5 million or 19.6% over fiscal 2018. The decrease in direct hire placement revenues also is attributable to the continuing effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability. Management also believes market speculation of an impending recession in the U.S economy during the first fiscal quarter of 2019 had a cooling effect on hiring, especially around the holiday season and into the beginning of the 2019 calendar year.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company’s contract services employees, and certain other employee-related costs, while they work on contract assignments. Cost of contract services for fiscal 2019 decreased by approximately 6.3% to $99.7 million compared to fiscal 2018 of $106.4 million. The $6.7 million decrease in cost of contract services for fiscal 2019 compared to fiscal 2018 is consistent with the decline in revenues and also was primarily attributable to the continuing effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Gross Profit percentage by service:

	Fiscal
(in thousands)	2019	2018
Professional contract services	26.0%	26.5%
Industrial contract services	20.8%	17.9%
Consolidated professional and industrial services	25.2%	25.2%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	34.3%	35.7%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for fiscal 2019 was approximately 34.3% versus approximately 35.7% for the fiscal 2018. The change in the overall gross margin from the comparable prior fiscal year was primarily due to a decrease in amount and mix of direct hire placement services revenue.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.0% for fiscal 2019 compared to approximately 26.5% for fiscal 2018. The change in professional contract staffing services gross margin was primarily due to proportionally higher revenue from Vendor Management Systems (“VMS”), Managed Service Providers (“MSP”), Master Service Agreements (“MSA”) and other volume corporate accounts that occurred in fiscal 2019, all of which typically have lower gross margins. Other differences in the composition of revenues among the specialties served by the Company (information technology, engineering, healthcare, finance and accounting and others) also contributed to the change in the professional contract services gross profit and margin.

The Company’s industrial staffing services gross margin for fiscal 2019 was approximately 20.8% versus approximately 17.9% for fiscal 2018. The increase in gross margin for fiscal 2019 was principally due to increases in the estimated amounts of return premiums and experience refunds the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program, which accounted for approximately $0.7 million of the increase in gross profits and 2.9 percentage points (288 basis points) of the increase in gross margin for fiscal 2019, as compared with the gross margin for 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Compensation and benefits in the operating divisions, which includes salaries, wages and commissions earned by the Company’s employment consultants, recruiters and branch managers on permanent and temporary placements;

•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions;

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses;

•	Recruitment advertising, which includes the cost of identifying job applicants; and

•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

In addition to depreciation and amortization, which are broken out and reported separately in the consolidated statement of operations from other selling, general and administrative expenses (SG&A), the Company separately reports expenses incurred that are related to acquisition, integration and restructuring activities. These include expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, and other costs incurred related to acquisitions, including associated legal and professional costs. Management believes reporting these expenses separately from other SG&A provides useful information considering the Company’s dual track growth strategy of internal (organic) growth and growth by acquisitions and when comparing and considering the Company’s operating results and activities with other entities.

The Company’s SG&A for fiscal 2019, decreased by approximately $4.9 million as compared to fiscal 2018. SG&A for fiscal 2019, as a percentage of revenue was approximately 28.0% versus 28.7% for fiscal 2018. The decline in SG&A expenses is primarily attributable to the continuing effects of office consolidations and office closures and other reductions in its core workforce that were undertaken by the Company to maximize productivity, reduce overall field costs and improve profitability.

Acquisition, Integration and Restructuring Expenses

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses. These costs were $4.3 million in fiscal 2019 and $3.1 million in fiscal 2018. These costs include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. The increase in acquisition, integration and restructuring expenses in fiscal 2019 were related to potential acquisitions and restructuring costs of prior acquisitions.

Depreciation Expense

Depreciation expense was $0.3 million for fiscal 2019 and $0.4 million for fiscal 2018.

Amortization Expense

Amortization expense was $5.6 million for fiscal 2019, and remained approximately level compared with 2018.

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

Due to a sustained decline in the market capitalization of our common stock during fiscal 2019, we performed an interim goodwill impairment test during our third quarter in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million, which was recorded in the consolidated financial statements for fiscal 2019. For purposes of performing this interim goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, and related matters, including other possible factors affecting the recent declines in the Company’s stock price and their effects on estimated fair value of the Company’s reporting units.

Loss from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, income from operations decreased $7.4 million, to a loss of approximately $(5.0) million for fiscal 2019 from income of approximately $2.5 million for fiscal 2018.

Change in Acquisition Deposit for Working Capital Guarantee

As of September 30, 2018, the SNI Merger Consideration held in the Working Capital Reserve Fund of $1.5 million was reduced by $0.6 million (“NWC Adjustment Amount”), following completion of the process provided for in the Merger Agreement, in which an independent accounting firm (the “firm”) was engaged to review related working capital-related claims made by the Company against such funds. As a result of the firm’s findings, the Company has recognized and reported a corresponding gain in its consolidated statement of operations for the fiscal year ended September 30, 2018. As of September 30, 2019, the SNI Merger Consideration held in the Working Capital Reserve Fund is $0.8 million.

Interest Expense

Interest expense for fiscal 2019, increased by approximately $0.9 million or 8% compared to fiscal 2018. The increase in interest expense is attributable to a scheduled increase in the required interest margin under the Company’s senior credit facilities of approximately 500 basis points (5%) annually, that began as of June 1, 2018.

Provision for Income Taxes

The Company recognized a tax expense of approximately $0.4 million in fiscal 2019. The Company recognized a tax benefit of approximately $0.8 million primarily associated with recognition of the newly adopted Tax Cuts and Jobs Act enacted in fiscal 2018.

Net Loss

As a result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for 2019 and 2018 of $17.8 million and $7.6 million, respectively.

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

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under the Senior Credit Agreement. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, operating costs and expenses, payment of taxes, payment of interest and principal under its debit agreements, and capital expenditures.

The Company experienced significant net losses in fiscal 2019 and fiscal 2018, which also have negatively impacted the Company’s ability to generate liquidity. Management believes the Company can generate adequate liquidity to meet its obligations for the foreseeable future and has taken definitive actions to improve operations, reduce costs and improve profitability and liquidity, and position the Company for future growth. In addition, management has successfully negotiated amendments and waivers to the Credit Agreement with the Company’s current senior lenders on six occasions to date as we work to improve the Company’s operations and to refinance and restructure its current debt and equity capitalization. However, there can be no assurance that the Company will not fall into non-compliance with its loan covenants in the future or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen. There also can be no assurance that the Company will be successful in its efforts to refinance and restructure the Company’s debt and equity capitalization under reasonable terms or at all, or that it will generate adequate liquidity to fund operations and meet its debt service obligations in the future.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal
(in thousands)	2019	2018
Cash flows (used in) provided by operating activities	$(394)	$1,507
Cash flows used in investing activities	$(209)	$(324)
Cash flows provided by (used in) financing activities	$1,445	$(755)

At September 30, 2019, the Company had approximately $4.1 million of cash which was an increase of approximately $0.9 million from approximately $3.2 million at September 30, 2018. At September 30, 2019, the Company had working capital of approximately $8.5 million compared to $13.1 million of working capital at September 30, 2018.

Net cash (used in) provided by operating activities for fiscal 2019 and fiscal 2018 was approximately $(0.4) million and $1.5 million, respectively. The negative operating cash flow in the fiscal 2019 corresponds with negative income from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in fiscal 2019 and fiscal 2018.

Cash flow provided by financing activities for fiscal 2019 was primarily from the proceeds of the 8% Convertible Subordinated Notes issued to related parties in May 2019 and borrowings under the Company’s Revolving Credit Facility, offset by payments on the Company’s debt, principally its Term Loan. Cash flow used in financing activities for fiscal 2018 was primarily from net borrowings on the Revolving Credit Facility offset by payments on the Company’s debt, principally its term loan and subordinated debt.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on September 30, 2019, are approximately $6.5 million. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on September 30, 2019, are approximately $2.0 million.

Revolving Credit Facility and Term Loan

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

On December 27, 2018, the Company and its subsidiaries, as Borrowers, entered into a fourth amendment and waiver (the “Fourth Amendment and Waiver”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fourth Amendment and Waiver, the Company and its Lenders have negotiated and agreed to a waiver for noncompliance with the financial covenants under the Credit Agreement as of September 30, 2018, and amendments to the financial covenants and to the remaining scheduled principal payments.

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

Following the Fifth Amendment, the Company has met its financial covenants, as amended, for the quarters ended June 30, 2019 and September 30, 2019.

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under the Senior Credit Agreement. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, payment of operating costs and expenses, payment of taxes, payment of interest and principal under its debt agreements, and capital expenditures.

The Company experienced significant net losses in fiscal 2019 and fiscal 2018, which also have negatively impacted the Company’s ability to generate liquidity. Management believes the Company can generate adequate liquidity to meet its obligations for the foreseeable future and has taken definitive actions to improve operations, reduce costs and improve profitability and liquidity, and position the Company for future growth. In addition, management has successfully negotiated amendments and waivers to the Senior Credit Agreement with the Company’s current senior lenders on six occasions to date as management works to improve the Company’s operations and refinancing and restructuring its current debt and equity capitalization. However, there can be no assurance that the Company will not fall into non-compliance with its loan covenants in the future or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen. There also can be no assurance that the Company will be successful in its efforts to refinance and restructure the Company’s debt and equity capitalization under reasonable terms or at all, or that it will generate adequate liquidity to fund operations and meet its debt service obligations in the future.

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

On October 4, 2017, the Company executed an Amended and Restated Non-Negotiable Promissory Note in favor of William Daniel Dampier and Carol Lee Dampier in the amount of $1,202,405 (the “Note”). This Note amends and, as so amended, restates in its entirety and replaces that certain Subordinated Nonnegotiable Promissory Note dated October 4, 2015, issued by the Company to William Daniel Dampier and Carol Lee Dampier in the original principal amount of $3,000,000. The Company agreed to pay William Daniel Dampier and Carol Lee Dampier 12 equal installments of $107,675, commencing on November 4, 2017 and ending on October 4, 2018, and is fully paid off as of September 30, 2019.

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

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2.0 million in aggregate principal amount of its 8% Notes. The 8% Notes mature on October 3, 2021 (the “Maturity Date”). The 8% Notes are convertible into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). Interest on the 8% Notes accrues at the rate of 8% per annum and shall be paid quarterly in non-cash payments-in-kind (“PIK”) in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2019, on each conversion date with respect to the 8% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). Interest shall be paid on an Interest Payment Date in shares of Series C Preferred Stock of the Company, which Series C Preferred Stock shall be valued at its liquidation value. All or any portion of the 8% Notes may be redeemed by the Company for cash at any time. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 8% Notes being redeemed, plus accrued and unpaid PIK interest thereon. The Company may, at its option, prepay any portion of the principal amount of the 8% Notes without the prior consent of the holders thereof; provided, however, that any prepayments of the 8% Notes shall be made on a pro rata basis to all holders of 8% Notes based on the aggregate principal amount of 8% Notes held by such holders. The Company shall be required to prepay the 8% Notes together with accrued and unpaid PIK interest thereon upon the consummation by the Company of any Change of Control. For purposes of the 8% Notes, a Change of Control of the Company shall mean any of the following: (A) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions or (B) the consummation of any transaction (including, without limitation, any merger or consolidation), the result of which is that any person or entity together with their affiliates, becomes the beneficial owner, directly or indirectly, of more than 50% of the Common Stock of the Company. Each of the 8% Notes is subordinated in payment to the obligations of the Company to the lenders parties to that certain Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among the Company, the Company’s subsidiaries named as borrowers therein (collectively with the Company, the “Borrowers”), the senior lenders named therein and MGG Investment Group LP, as administrative agent and collateral agent (the “Agent”) for the senior lenders (the “Credit Agreement”), pursuant to those certain Subordination and Intercreditor Agreements, each dated as of May 15, 2019 by and among the Company, the Borrowers, the Agent and each of the holders of the 8% Notes.

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

During fiscal 2019, the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

On May 17, 2019, the Company filed a Statement of Resolution Establishing its Series C Preferred Stock with the State of Illinois (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 3,000,000 of its authorized preferred stock as “Series C 8% Cumulative Convertible Preferred Stock”, without par value. The Series C Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Holders of shares of Series C Preferred Stock shall be entitled to receive an annual non-cash (“PIK”) dividend of 8% of the Liquidation Value per share. Such dividend shall be payable quarterly on June 30, September 30, December 31 and March 31 of each year commencing on June 30, 2019, in preference to any dividend paid on or declared and set aside for the Series B Preferred Stock or any Junior Securities and shall be paid-in-kind in additional shares of Series C Preferred Stock. Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the Series C Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series C Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks superior to the Series C Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series C Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $1.00 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

During fiscal 2019, the Company issued approximately 60,400 shares of Series C Preferred Stock to Investors related to interest of $60,400 on the 8% Notes and PIK dividend on the Series C Preferred Stock.

Off-Balance Sheet Arrangements

As of September 30, 2019, and 2018, and during the two fiscal years then ended, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Significant accounting and disclosure matters requiring the use of estimates and assumptions include, but may not be limited to, accounting for acquisitions, determining fair values of financial assets and liabilities, accounting for asset impairments, revenue recognition, accounts receivable allowances, deferred income tax valuation allowances, and accounting for derivative liabilities and beneficial conversion features. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

Direct hire placement service revenues from contracts with customers are recognized when employment candidates accept offers of employment, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company’s guarantee period (referred to as “falloffs”). The company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire. Fees associated with candidate placement are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of September 30, 2019, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Due to a sustained decline in the market capitalization of our common stock during the third quarter of 2019, we performed an interim goodwill impairment test in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million, which was recorded in the consolidated financial statements for the fiscal 2019. For purposes of performing this interim goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, and related matters, including other possible factors affecting the recent declines in the Company’s stock price and their effects on estimated fair value of the Company’s reporting units.

Intangible Assets

Customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations in fiscal 2019 and 2018, other than goodwill in fiscal 2019.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with FASB ASC 718, “Compensation-Stock Compensation”, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GEE Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GEE Group, Inc. (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2012

Marlton, New Jersey

December 23, 2019

GEE GROUP INC. CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30,
ASSETS	2019	2018
CURRENT ASSETS:
Cash	$4,055	$3,213
Accounts receivable, less allowances ($515 and $302, respectively)	20,826	20,755
Prepaid expenses and other current assets	2,221	2,266
Total current assets	27,102	26,234
Property and equipment, net	852	891
Goodwill	72,293	76,593
Intangible assets, net	23,881	29,467
Other long-term assets	353	416
TOTAL ASSETS	$124,481	$133,601

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,733	$2,523
Acquisition deposit for working capital guarantee	783	883
Accrued compensation	5,212	5,212
Short-term portion of term loan, net of discount	4,668	2,331
Subordinated debt	1,000	106
Other current liabilities	3,172	2,064
Total current liabilities	18,568	13,119
Deferred taxes	300	146
Revolving credit facility	14,215	11,925
Term loan, net of discount	36,029	40,253
Subordinated convertible debt
(includes $1,269 and $0, net of discount, respectively, due to related parties)	17,954	17,685
Other long-term liabilities	595	583
Total long-term liabilities	69,093	70,592

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 5,566 and 5,816 shares at September 30, 2019 and September 30, 2018, respectively; liquidation value of the preferred series B stock is approximately $27,050 and $28,255 at September 30, 2019 and September 30, 2018, respectively	27,551	28,788
Preferred series C stock; authorized - 3,000 shares; issued and outstanding - 60 and 0 shares at September 30, 2019 and September 30, 2018, respectively; liquidation value of the preferred series C stock is approximately $60 and $0 at September 30, 2019 and September 30, 2018, respectively	60	-
Total mezzanine equity	27,611	28,788
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 12,538 shares at September 30, 2019 and 10,783 shares at September 30, 2018	-	-
Additional paid in capital	49,990	44,120
Accumulated deficit	(40,781)	(23,018)
Total shareholders' equity	9,209	21,102
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$124,481	$133,601

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30,
(in thousands)	2019	2018
NET REVENUES:
Contract staffing services	$133,143	$142,228
Direct hire placement services	18,531	23,056
NET REVENUES	151,674	165,284

Cost of contract services	99,653	106,352
GROSS PROFIT	52,021	58,932

Selling, general and administrative expenses (including noncash stock-based compensation expense of $2,186 and $1,660 respectively)	42,458	47,406
Acquisition, integration and restructuring expenses	4,281	3,092
Depreciation expense	349	390
Amortization of intangible assets	5,586	5,582
Goodwill impairment charge	4,300	-
INCOME (LOSS) FROM OPERATIONS	(4,953)	2,462
Change in acquisition deposit for working capital guarantee	-	617
Interest expense	(12,440)	(11,502)
LOSS BEFORE INCOME TAX PROVISION	(17,393)	(8,423)
Provision for income tax	(370)	859
NET LOSS	$(17,763)	$(7,564)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,763)	$(7,564)

BASIC AND DILUTED LOSS PER SHARE	$(1.50)	$(0.74)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	11,840	10,239

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Stock Shares	Additional Paid In Capital	Accumulated Deficit	Total Shareholders' Equity

Balance, September 30, 2017	9,879	$39,517	$(15,454)	$24,063

Share-based compensation	-	1,660	-	1,660

Issuance of stock for interest	794	2,400	-	2,400

Conversion of preferred Series B to common stock	110	543	-	543

Net loss	-	-	(7,564)	(7,564)

Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102

Share-based compensation	-	2,186	-	2,186

Issuance of stock for interest	1,505	1,605	-	1,605

Conversion of preferred Series B to common stock	250	1,238	-	1,238

Beneficial conversion features on subordinated debt	-	841	-	841

Net loss	-	-	(17,763)	(17,763)

Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,763)	$(7,564)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	5,935	5,972
Goodwill impairment charge	4,300	-
Loss on disposal of assets	-	73
Stock compensation expense	2,186	1,660
Provision for doubtful accounts	213	454
Deferred income taxes	154	(812)
Amortization of debt discount	909	767
Interest expense paid with common and preferred stock	1,666	1,209
Change in acquisition deposit for working capital guarantee	(100)	(617)
Changes in operating assets and liabilities:
Accounts receivable	(284)	1,969
Accounts payable	1,210	(720)
Accrued compensation	-	(2,182)
Other current items, net	1,149	1,291
Long-term liabilities, net	31	7
Net cash (used in) provided by operating activities	(394)	1,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(209)	(324)
Net cash used in investing activities	(209)	(324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(2,687)	(3,634)
Net proceeds from subordinated debt	1,893	(1,118)
Payments on capital lease	(51)	(24)
Net proceeds from revolving credit	2,290	4,021
Net cash provided by (used in) financing activities	1,445	(755)

Net change in cash	842	428

Cash at beginning of period	3,213	2,785

Cash at end of period	$4,055	$3,213

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$10,137	$9,788
Cash paid for taxes	$92	$45
Non-cash financing activities
Conversion of Series B Convertible Preferred Stock to common stock	$1,238	$543
Beneficial conversion features on subordinated debt	$841	$-
Acquisition of equipment with capital leases	$102	$117

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company’s fiscal year begins on October 1 and ends on September 30 of each year. Fiscal 2019 and fiscal 2018 refer to the fiscal years ended September 30, 2019 and 2018, respectively.

2. Significant Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission.

Liquidity

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under the Credit Agreement. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, payment of operating costs and expenses, payment of taxes, payment of interest and principal under its debt agreements, and capital expenditures.

The Company experienced significant net losses in fiscal 2019 and fiscal 2018, which also have negatively impacted the Company’s ability to generate liquidity. Management believes the Company can generate adequate liquidity to meet its obligations for the foreseeable future and has taken definitive actions to improve operations, reduce costs and improve profitability and liquidity, and position the Company for future growth. In addition, management has successfully negotiated amendments and waivers to the Credit Agreement with the Company’s current senior lenders on six occasions to date as management works to improve the Company’s operations and to refinance and restructure its current debt and equity capitalization. However, there can be no assurance that the Company will not fall into non-compliance with its loan covenants in the future or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen. There also can be no assurance that the Company will be successful in its efforts to refinance and restructure the Company’s debt and equity capitalization under reasonable terms or at all, or that it will generate adequate liquidity to fund operations and meet its debt service obligations in the future.

As of September 30, 2019, the Company had cash of approximately $4.1 million, which was an increase of approximately $0.9 million from approximately $3.2 million at September 30, 2018. Net working capital at September 30, 2019 was approximately $8.7 million, as compared to net working capital of approximately $13.1 million for September 30, 2018.

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

Revenue Recognition

Revenues from contracts with clients are generated through the following services: direct hire placement services, temporary professional services staffing, and temporary light industrial staffing. Revenues are recognized when promised services are performed for customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales adjustments or allowances.

Direct hire placement service revenues from contracts with customers are recognized when employment candidates accept offers of employment, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company’s guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire. Fees associated with candidate placement are generally calculated as a percentage of the new employee’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Temporary staffing service revenues from contracts with customers are recognized in amounts for which the Company has a right to invoice, as the services are rendered by the Company’s temporary employees. The Company records temporary staffing revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company controls the specified service before that service is performed for a client. The Company has the risk of identifying and hiring qualified employees, has the discretion to select the employees and establish their price, and bears the risk for services that are not fully paid for by client.

Falloffs and refunds during the period are reflected in the statements of operations as a reduction of placement service revenues and were approximately $2.2 million in fiscal 2019 and $2.1 million in fiscal 2018. Expected future falloffs and refunds are reflected in the consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

See Note 13 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our customer and the services offered. The terms between invoicing and when payments are due are not significant.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2019, and September 30, 2018, there were no cash equivalents. The Company maintains deposits in financial institutions in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. An allowance for placement fall-offs also is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where client companies are generally dependent on their contract employees in the same manner as permanent employees for the production cycle and the conduct of their respective businesses allows for a relatively small accounts receivable allowance. As of September 30, 2019, and September 30, 2018 allowance for doubtful accounts was $0.5 million and $0.3 million, respectively. The Company charges uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloff reserves of $0.2 million as of September 30, 2019 and September 30, 2018, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for fiscal 2019 and fiscal 2018.

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

Due to a sustained decline in the market capitalization of our common stock during the third quarter of 2019, we performed an interim goodwill impairment test in the third quarter in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million. For purposes of performing this interim goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, and related matters, including other possible factors affecting the recent declines in the Company’s stock price and their effects on estimated fair value of the Company’s reporting units.

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

Common stock equivalents, which are excluded because their effect is anti-dilutive, were 12.8 million and 11.0 million for fiscal 2019 and fiscal 2018, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $2.3 million for fiscal 2019 and fiscal 2018, respectively.

Intangible Assets

Separately identifiable intangible assets held in the form of customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using straight-line methods.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not record any impairment during fiscal 2019 and fiscal 2018.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with FASB ASC 718, “Compensation-Stock Compensation”, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of September 30, 2019 and September 30, 2018, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Reclassification

Certain reclassifications have been made to the financial statements as of and for the years ended September 30, 2019 to conform to the current year presentation.

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

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU superseded the existing revenue recognition guidance under U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASC 606 permits the use of either the retrospective or cumulative effect transition method. The new standard was adopted by the Company under the modified retrospective approach effective October 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued authoritative guidance to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is greater than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The new guidance is effective for the Company for fiscal years beginning after December 15, 2019, although early adoption is permitted.

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

Due to a sustained decline in the market capitalization of our common stock during the third quarter of 2019, we performed an interim goodwill impairment test in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million, which was recorded in the consolidated financial statements for the fiscal 2019. For purposes of performing this interim goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, and related matters, including other possible factors affecting the recent declines in the Company’s stock price and their effects on estimated fair value of the Company’s reporting units.

Recently Issued Accounting Pronouncements Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous ASC 840 guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. We adopted this ASU beginning on October 1, 2019 and elected the transition option provided under ASU 2018-11. This standard has a material effect on our consolidated balance sheets with the recognition of new right of use assets and lease liabilities for all operating leases, except for those leases where we elected the short-term lease recognition exemption, as these leases have a non-cancelable lease term of approximately one year or less.

The Company elected the package of practical expedients available under the transition provisions of the new lease standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Also, the Company elected the practical expedient which allows aggregation of non-lease components with the related lease components when evaluating accounting treatment. Lastly, the Company applied the modified retrospective adoption method, utilizing the simplified transition option available in the ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.

We estimate that approximately $6.3 million will be recognized as total lease liabilities and right-of-use assets on our consolidated balance sheet, offset by approximately $0.4 million of accrued rent, which will reduce the right-of-use assets. Other than the recognition of right of use assets and related lease liabilities and related newly required disclosures, we do not expect the new standard to have a material impact on our remaining consolidated financial statements.

Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (“ASC 718”), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted (but no sooner than the adoption of Topic 606). The Company adopted the new guidance as of October 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Current Expected Credit Losses Model. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2019	September 30, 2018
(In thousands)
Computer software	$1,497	$1,447
Office equipment, furniture, fixtures and leasehold improvements	3,599	3,356
Total property and equipment, at cost	5,096	4,803
Accumulated depreciation and amortization	(4,244)	(3,912)
Property and equipment, net	$852	$891

Depreciation expense for fiscal 2019 and 2018 was approximately $0.3 million and $0.4 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

Goodwill asset for fiscal 2019 and fiscal 2018 was $72.3 million and $76.6 million, respectively. Due to a sustained decline in the market capitalization of our common stock during the third quarter of 2019, we performed an interim goodwill impairment test in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million, which was recorded in the consolidated financial statements for the fiscal 2019. For purposes of performing this interim goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, and related matters, including other possible factors affecting the recent declines in the Company’s stock price and their effects on estimated fair value of the Company’s reporting units.

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of September 30, 2019 and September 30, 2018, and estimated future amortization expense.

	September 30, 2019			September 30, 2018
(in thousands)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$10,321	$18,749	$29,070	$7,459	$21,611
Trade names	8,329	3,958	4,371	8,329	2,537	5,792
Non-Compete agreements	4,331	3,570	761	4,331	2,267	2,064
Total	$41,730	$17,849	$23,881	$41,730	$12,263	$29,467

Estimated Amortization Expense

Fiscal 2020	$5,038
Fiscal 2021	4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Thereafter	5,528
$23,881

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

The intangible assets amortization expense was approximately $5.6 million and $5.5 million for fiscal 2019 and 2018, respectively.

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

Under the terms of the Credit Agreement, the Company may borrow up to approximately $73.8 million consisting of a four-year term loan in the principal amount of approximately $48.8 million and revolving loans in a maximum amount up to the lesser of (i) $25.0 million or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on March 31, 2021.

Loan Covenants

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

On August 31, 2017, the Company entered into a Consent to Extension of Waiver to the Credit Agreement (the “Waiver”). Under the terms of the Waiver, the Lenders and the Agents agreed to extend to October 3, 2017 the deadline by which the Company must deliver updated financial information satisfactory to the lenders in order to amend the financial covenant levels, execute a fully executed amendment to the Credit Agreement, and any other terms and conditions required by the lenders in their sole discretion. Additionally, the Company paid approximately $0.07 million as a consent fee to the Agents for the pro rata benefit of the lenders, in connection with the Waiver. On August 31, 2017, an additional waiver to the Credit Agreement (“Additional Waiver”), pursuant to which the due date for the Company to deliver the subordination agreement and an amended subordinated note, executed by one of the Company’s subordinated lenders was extended from August 31, 2017 to October 3, 2017, also was obtained.

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

Pursuant to the First Amendment the Lenders also waived any Event of Default arising out of the Loan Parties’ failure to deliver, on or before October 3, 2017, the certain materials satisfying the requirements of clauses (i) and (ii) of Section 5 of the Waiver to Revolving Credit, Term Loan and Security Agreement, dated as of August 14, 2017, as amended.

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

On December 27, 2018, the Company and its subsidiaries, as Borrowers, entered into a fourth amendment and waiver (the “Fourth Amendment and Waiver”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Fourth Amendment and Waiver, the Company and its Lenders have negotiated and agreed to a waiver for noncompliance with the financial covenants under the Credit Agreement as of September 30, 2018, and amendments to the financial covenants and to the remaining scheduled principal payments.

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

Following the Fifth Amendment, the Company has met its financial covenants, as amended, for the quarters ended June 30, 2019 and September 30, 2019.

The Company experienced significant net losses in fiscal 2019 and fiscal 2018, which also have negatively impacted the Company’s ability to generate liquidity. Management believes the Company can generate adequate liquidity to meet its obligations for the foreseeable future and has taken definitive actions to improve operations, reduce costs and improve profitability and liquidity, and position the Company for future growth. In addition, management has successfully negotiated amendments and waivers to the Credit Agreement with the Company’s current senior lenders on six occasions to date as management works to improve the Company’s operations and to refinance and restructure its current debt and equity capitalization. However, there can be no assurance that the Company will not fall into non-compliance with its loan covenants in the future or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen. There also can be no assurance that the Company will be successful in its efforts to refinance and restructure the Company’s debt and equity capitalization under reasonable terms or at all, or that it will generate adequate liquidity to fund operations and meet its debt service obligations in the future.

Revolving Credit Facility

As of September 30, 2019, the Company had $14.2 million in outstanding borrowings under the Revolving Credit Facility, of which approximately $13.4 million was at an interest rate of approximately 17.06%, and the remainder was at an interest rate of approximately 19.00%.

As of September 30, 2019, the Company had $0.5 million available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	September 30, 2019	September 30, 2018
(In thousands)
Term loan	$41,905	$44,505
Unamortized debt discount	(1,208)	(1,921)
Term loan, net of discount	40,697	42,584
Short term portion of term loan, net of discounts	4,668	2,331
Long term portion of term loan, net of discounts	$36,029	$40,253

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on March 31, 2021. Further principal payments are required as follows: fiscal 2020 – $5.5 million and fiscal 2021 - $36.4 million.

The Company also is required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2018. The Company did not owe any amounts designated as Specified Excess Cash Flow under Credit Agreement as of September 30, 2019 or 2018.

Interest

The loans under the Credit Agreement for the period commencing on the Second Amendment Effective Date up to and including May 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.75 to 1.00, an amount equal to the bank prime rate plus 9.75% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.75% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.75 to 1.00, an amount equal to the bank prime rate plus 9.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.00% for Advances consisting of LIBOR Rate Loans.

Commencing on June 1, 2018 up to and including August 31, 2018, (i) so long as the Senior Leverage Ratio is equal to or greater than 4.00 to 1.00, interest on the loans is payable in an amount equal to the bank prime rate plus 14.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 4.00 to 1.00, interest is payable in an amount equal to the prime rate plus 9.75% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.75% for Advances consisting of LIBOR Rate Loans.

Commencing on September 1, 2018 through the remainder of the Term, (i) so long as the Senior Leverage Ratio is equal to or greater than 3.50 to 1.00, interest on the loans is payable in an amount equal to the bank prime rate plus 14.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 15.00% for Advances consisting of LIBOR Rate Loans and (ii) so long as the Senior Leverage Ratio is less than 3.50 to 1.00, interest is payable in an amount equal to bank prime rate plus 9.00% for Advances consisting of Domestic Rate Loans and LIBOR plus 10.00% for Advances consisting of LIBOR Rate Loans.

As of September 30, 2019, the Company had $41.9 million in outstanding borrowings under the Term Loan Facility, of which approximately $35.7 million was at an interest of approximately 17.05%, and approximately $6.2 million was at an interest of approximately 17.06%.

Loan Fees and Amortization

In connection with the Credit Agreement, the Company agreed to pay an original discount fee of approximately $0.9 million, a closing fee for the term loan of approximately $0.1 million, a finder’s fee of approximately $1.6 million and a closing fee for the revolving credit facility of approximately $0.5 million. The total of the loan fees paid at closing was approximately $3.1 million. The Company has reported these direct loan-related costs in the form of a discount and reduction of the term loan in the accompanying consolidated balance sheets and is amortizing them as interest expense over the term of the loans. During fiscal 2019 and fiscal 2018, the Company amortized approximately $0.8 million, respectively, of debt discount.

7. Accrued Compensation

Accrued compensation includes accrued wages and commissions, the related payroll taxes, and employee benefits earned by the Company’s employees, including the Company’s contract employees while they work on contract assignments, and including commissions earned and not yet paid and estimated commissions payable and related payroll-related items.

8. Subordinated Debt – Convertible and Non - Convertible

The Company had outstanding balances under its 10% Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	September 30, 2019	September 30, 2018
(In thousands)
10% Convertible Subordinated Note	$4,185	$4,185
Amended and Restated Non-negotiable promissory note	-	106
Subordinated Promissary Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500
8% Convertible Subordinated Notes, net of discount, due to related parties	1,269	-
Total subordinated debt, convertible and non-convertible	18,954	17,791
Short term portion of subordinated debt, convertible and non-convertible	(1,000)	(106)
Long term portion of subordinated debt, convertible and non-convertible	$17,954	$17,685

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to JAX Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the amount of $4.2 million, and which was scheduled to become due on October 2, 2018.

On April 3, 2017, the Company and JAX Legacy amended and restated the 10% Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4.2 million. The replacement 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon. The Company agreed to issue to the investors in JAX Legacy approximately 77,775 shares of common stock, at a value of approximately $0.4 million which was expensed as loss on the extinguishment of debt during the year ended September 30, 2017.

Total discount recorded at issuance of the original JAX Legacy subordinated note payable was approximately $0.6 million. Total amortization of debt discount for the year ended September 30, 2017 was approximately $0.1 million, and the remaining $0.3 million was written off to loss on extinguishment of debt upon amendment and restatement resulting in the 10% Note.

During fiscal 2019 and 2018, the Company issued approximately 408,891 and 264,280 shares of common stock to Jax Legacy as payment-in-kind interest of approximately $0.4 million and $0.9 million, respectively, on the 10% Note.

On October 3, 2019 the Company issued 148,783 shares of common stock to Jax Legacy related to interest of $0.1 million on the 10% Note.

Amended and Restated Non-Negotiable Promissory Note

On October 4, 2017, the Company executed an Amended and Restated Non-Negotiable Promissory Note in favor of William Daniel Dampier and Carol Lee Dampier (sellers of Access Data Consulting Corporation) in the amount of approximately $1.2 million (the “Note”). This Note restates in its entirety and replaces the earlier Subordinated Nonnegotiable Promissory Note dated October 4, 2015, issued by the Company to William Daniel Dampier and Carol Lee Dampier in the original principal amount of $3.0 million. The Company agreed to pay William Daniel Dampier and Carol Lee Dampier 12 equal installments of approximately $107,675, commencing on November 4, 2017 and ending on October 4, 2018. The note was paid off during the three months ended December 31, 2018.

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

9.5% Convertible Subordinated Notes

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the acquisition of SNIH an aggregate of $12.5 million in the form of 9.5% Convertible Subordinated Notes (the “9.5% Notes”). The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues and is payable quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, and on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company under its Credit Agreement (see Note 6) pursuant to Subordination and Inter-creditor Agreements dated as of March 31, 2017 by and among the Company, the Credit Agreement lenders, and each of the holders of the 9.5% Notes.

During the fiscal 2019 and 2018 the Company issued approximately 1,095,787 shares and 530,071 shares of common stock to the SNI Sellers as payment-in-kind interest of approximately $1.2 million and $1.5 million, respectively, on the 9.5% Notes.

On October 3, 2019 the Company issued approximately 402,509 shares of common stock to the SNI Sellers related to interest of $0.3 million on the 9.5% Notes.

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

During fiscal 2019, the Company issued approximately 60,400 shares of Series C Preferred Stock to Investors related to interest of $60,400 on the 8% Notes.

The BCF for the 8% Notes is recorded as a discount to their carrying value and is equal to the fair value of the conversion feature. The discount will be amortized as interest over the period from the date of issuance to maturity. The total BCF recorded was approximately $0.8 million. During fiscal 2019 and 2018, the Company amortized approximately $0.1 million and $0 of debt discount, respectively.

Future minimum payments of all subordinated debt will total approximately as follows: fiscal 2020 - $1.0 million, fiscal 2021- $0.0 and fiscal 2022 - $18.7 million.

9. Equity

During fiscal 2019 and 2018, the Company issued 250,000 and 110,083 shares of common stock for the conversion of approximately 250,000 and 110,083 shares of Series B Convertible Preferred Stock, respectively (See Note 10).

Restricted Common Stock

The Company granted 400,000 and 1,100,000 restricted shares of common stock in fiscal 2019 and 2018, respectively. In fiscal 2018, the Company granted 600,000 and 500,000 restricted shares of common stock to its Chairman and Chief Executive Officer and President, respectively. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. Stock-based compensation expense attributable to restricted stock was $0.8 million and $0.3 million in fiscal 2019 and fiscal 2018, respectively. As of September 30, 2019, there was approximately $1.6 million of unrecognized compensation expense related to restricted stock outstanding. Mr. Bajalia’s 500,000 shares of restricted common stock were fully vested on November 23, 2019 upon his passing.

A summary of restricted stock activity is presented as follows:

(In thousands)	Number of Shares
Restricted stock outstanding as of September 30, 2017	-
Granted	1,100
Exercised	-
Restricted stock outstanding as of September 30, 2018	1,100
Granted	400
Exercised	-
Restricted stock outstanding as of September 30, 2019	1,500

Restricted stock vested as of September 30, 2019	-

Warrants

No warrants were granted or exercised during fiscal 2019.

A summary of warrant activity is presented as follows:

(In thousands)	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2017	497	3.84	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Warrants outstanding as of September 30, 2018	497	3.84	2.87	67
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	(58)	2.00	-	-
Warrants outstanding as of September 30, 2019	439	4.09	1.39	-

Warrants exercisable as of September 30, 2018	497	3.84	2.87	67
Warrants exercisable as of September 30, 2019	439	4.09	1.39	-

Stock Options

As of September 30, 2019, there were stock options outstanding under the Company’s, Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2019 and September 30, 2018 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $1.4 million in fiscal 2019 and fiscal 2018, respectively. As of September 30, 2019, there was approximately $1.5 million of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.97 years.

A summary of stock option activity is as follows:

(In thousands)	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2017	908	5.11	-	-
Granted	780	2.45	-	-
Exercised	-	-	-	-
Forfeited/Expired	(110)	5.33	-	-
Options outstanding as of September 30, 2018	1,578	3.76	7.53	142
Granted	437	1.81	-	-
Exercised	-	-	-	-
Forfeited/Expired	(281)	4.05	-	-
Options outstanding as of September 30, 2019	1,734	3.22	7.84	-

Exercisable as of September 30, 2018	512	5.08	7.30	1
Exercisable as of September 30, 2019	720	4.24	6.50	-

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

	2019	2018
Weighted average fair value of options	$1.65	$2.24
Weighted average risk-free interest rate	2.94%	2.68%
Weighted average dividend yield	$-	$-
Weighted average volatility factor	104%	105%
Weighted average expected life (years)	10	10

10. Mezzanine Equity

Series A Convertible Preferred Stock

On April 3, 2017, the Company filed a Statement of Resolution Establishing its Series A Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 160,000 shares of its authorized preferred stock as Series A Preferred Stock. There are no shares issued and outstanding under this designation.

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

None of the shares of no par value, Series B Convertible Preferred Stock issued to the SNIH Stockholders are registered under the Securities Act. Each of the SNIH Stockholders who received shares of Series B Preferred Stock is an accredited investor. The issuance of the shares of no par value, Series B Convertible Preferred Stock to such SNIH Stockholders is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

Based on the terms of the Series B Convertible Preferred Stock, if certain fundamental transactions were to occur, the Series B Convertible Preferred Stock would require redemption, which precludes permanent equity classification on the accompanying consolidated Balance Sheet.

During fiscal 2019, the Company issued 250,000 shares of common stock for the conversion of approximately 250,000 shares of Series B Convertible Preferred Stock. During fiscal 2018 the Company issued 110,083 shares of common stock for the conversion of approximately 110,083 shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

On May 17, 2019, the Company filed a Statement of Resolution Establishing Series C 8% Cumulative Convertible Preferred Stock (“Series C Convertible Preferred Stock”) with the State of Illinois (the “Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 3,000,000 of its authorized preferred stock as its Series C Convertible Preferred Stock, without par value. The Series C Convertible Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Holders of shares of Series C Convertible Preferred Stock are entitled to receive an annual non-cash (“PIK”) dividend of 8% of the Liquidation Value per share. Such dividend shall be payable quarterly on June 30, September 30, December 31 and March 31 of each year commencing on June 30, 2019, in preference to any dividend paid on or declared and set aside for the Series B Convertible Preferred Stock or any Junior Securities and shall be paid-in-kind in additional shares of Series C Convertible Preferred Stock. Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the Series C Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series C Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks superior to the Series C Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series C Convertible Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $1.00 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

During fiscal 2019, the Company issued approximately 60,400 shares of Series C Convertible Preferred Stock to Investors related to interest of $60,400 on the 8% Notes.

11. Income Taxes

The components of the provision for income taxes is as follows:

	Year Ended September 30,
(in thousands)	2019	2018
Current expense (benefit):
Federal	$93	$-
State	123	(15)
Total current expense (benefit):	$216	$(15)

Deferred expense (benefit):
Federal	$172	$(898)
State	(18)	54
Total deferred expense (benefit):	$154	$(844)

Total income tax expense (benefit):	$370	$(859)

A reconciliation of the Company s statutory income tax rate to the Company s effective income tax rate is as follows:

	Year Ended September 30,
(in thousands)	2019	2018
Income at US statutory rate	$(3,653)	$(2,064)
State taxes, net of federal benefit	(469)	(76)
Tax credits	(149)	(176)
Acquisition related costs	-	(108)
Statutory rate changes	-	41
Stock compensation	132	-
Goodwill impairment	637	-
Valuation allowance	3,743	1,167
Other	129	357
	$370	$(859)

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
(in thousands)	2019	2018
Net operating losses carryforwards	$6,352	$6,710
Stock options	1,333	969
Allowance for doubtful accounts	124	140
Accrued & prepaid expenses	582	469
Tax credit carryforwards	593	404
Interest	2,454	-
Other	5	4
Total deferred tax assets	$11,443	$8,696
Intangibles	$(5,149)	$(6,006)
Depreciation	(46)	(31)
Total deferred tax liability	$(5,195)	$(6,037)
Deferred tax asset	$6,248	$2,659
Valuation allowance	(6,548)	(2,805)
Net deferred tax liability	$(300)	$(146)

As of September 30, 2019, the Company had federal and state net operating loss carryforwards of approximately $25.1 million and $22.8 million, respectively, which begin to expire in 2029 for federal and 2020 for state purposes. Of the $25.1 million of federal net operating losses, $5.9 million can be carried indefinitely. As of September 30, 2018, the Company had federal and state net operating loss carryforwards of approximately $27.3 million and $23.7 million, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2019, and 2018, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the net deferred tax assets (deferred tax assets in excess of corresponding deferred tax liabilities) will not be realized. Accordingly, the Company maintained a valuation allowance as of September 30, 2019 and 2018.

With the passage of time, the Company will continue to generate additional deferred tax assets and liabilities related to amortization of acquired intangible assets for tax purposes. As goodwill, an indefinite-lived intangible asset, will not be amortized for financial reporting purposes under current accounting standards, any tax amortization related goodwill claimed by the Company in future years will give rise to an increasing deferred tax liability, which will only reverse at the time of a future impairment under current accounting rules or ultimate sale of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income, but for the amount of indefinite federal NOL carryforwards available due to the U.S. Tax Reform Act as noted above, for purposes of determining a valuation allowance against the Company’s other net deferred tax assets. As a result, the Company’s net deferred tax position at September 30, 2019 and 2018, represents the tax impact of the cumulative tax amortization of goodwill, which is primarily attributable to historical tax deductible goodwill from SNI.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2019, and 2018 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2019, and 2018, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from September 30, 2016, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards form those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

12. Commitment and Contingencies

Leases

The Company leases space for all its branch offices, which are generally located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods ranging from three to seven years. The corporate office lease expires in 2020. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Rent expense was approximately $2.9 million and $3.1 million for fiscal 2019 and fiscal 2018, respectively.

As of September 30, 2019, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices are as follows:

(In thousands)
Fiscal 2020	$1,990
Fiscal 2021	1,597
Fiscal 2022	1,485
Fiscal 2023	1,007
Fiscal 2024	779
Thereafter	427
Total	$7,285

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

	Year Ended September 30,
(In thousands)	2019	2018
Industrial Staffing Services
Industrial services revenue	$21,710	$21,648
Industrial services gross margin	20.8%	17.9%
Operating income	$2,193	$1,338
Depreciation & amortization	263	259
Accounts receivable net	3,660	3,450
Intangible assets	246	471
Goodwill	1,084	1,084
Total assets	$4,990	$5,005

Professional Staffing Services
Permanent placement revenue	$18,531	$23,056
Placement services gross margin	100%	100%
Professional services revenue	$111,433	$120,580
Professional services gross margin	26.0%	26.5%
Operating income[1,2]	$3,338	$9,735
Depreciation and amortization	5,672	5,713
Accounts receivable net	17,166	17,305
Intangible assets	23,635	28,996
Goodwill	71,209	75,509
Total assets	$119,491	$128,596

Unallocated Expenses
Corporate administrative expenses[2]	$3,683	$3,604
Corporate facility expenses	332	255
Stock option amortization expense	2,186	1,660
Board related expenses	2	-
Acquisition, integration and restructuring expenses	4,281	3,092
Total unallocated expenses	$10,484	$8,611

Consolidated
Total revenue	$151,674	$165,284
Operating (loss) income	(4,953)	2,462
Depreciation and amortization	5,935	5,972
Total accounts receivables net	20,826	20,755
Intangible assets	23,881	29,467
Goodwill	72,293	76,593
Total assets	$124,481	$133,601

1 Professional Staffing Services operating income for the year ended September 30, 2019 includes the effect of a goodwill impairment charge of $4.3 million.

2 Certain administrative expenses previously allocated to the Professional Staffing Services segment for the year ended September 30, 2018, in the amount of approximately $0.9 million, have been reclassified to corporate administrative expenses presented above, in order to conform with the current classification of these expenses for the year ended September 30, 2019.

14. Subsequent Events

None.

Table of Contentes

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

There were no changes in our internal controls over financial reporting during fiscal 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company are as follows:

Name	Age	Position
Derek E. Dewan	64	Chief Executive Officer, Chairman of the Board
Alex Stuckey	53	Chief Administrative Officer
Kim Thorpe	64	Senior Vice President and Chief Financial Officer
William M. Isaac (1)(3)	75	Director
Dr. Arthur B. Laffer (1)(2)(3)	78	Director
Peter J. Tanous (1)(2)	81	Director
Darla D. Moore (1)(2)(3)	64	Director

____________

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Derek Dewan – Chief Executive Officer, Chairman of the Board

Mr. Dewan, former Chairman and Chief Executive Officer (CEO) of Scribe Solutions, Inc. was elected Chairman of the Board of Directors and CEO of the Company effective April 1, 2015. Mr. Dewan was previously Chairman and CEO of MPS Group, Inc. In January 1994, Mr. Dewan joined AccuStaff Incorporated, MPS Group’s predecessor, as President and Chief Executive Officer, and took that company public in August 1994. Under Mr. Dewan’s leadership the company became a Fortune 1000 world-class, global multi-billion-dollar staffing services provider through significant organic growth and strategic acquisitions. MPS Group grew to include a vast network of offices in the United States, Canada, the United Kingdom, Continental Europe, Asia and Australia. MPS Group experienced many years of continued success during Mr. Dewan’s tenure, including having completed successful secondary stock offerings of $110 million and $370 million, being featured on the Wall Street Journal’s “top performing stock list” for three consecutive years and being included in the Standard and Poor’s (S&P) Mid-Cap 400. In 2009, Mr. Dewan was instrumental in the sale of MPS Group to the largest staffing company in the world, Adecco Group, for $1.3 billion.

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

Kim Thorpe, Senior Vice President and Chief Financial Officer

Mr. Thorpe joined the Company as the Vice President-Finance on May 1, 2018 and was appointed as the Company’s Senior Vice President and Chief Financial Officer effective June 15, 2018. Since February 2013, Mr. Thorpe also has served as Managing Principal of FRUS Capital LLC and from November 2013 through May 2017, Mr. Thorpe served as the Chief Financial Officer of Delta Company of Insurance Services, Inc. and as a director and Chief Financial Officer of NeuLife Neurological Services LLC. From May 2006 to February 2013, Mr. Thorpe served in senior executive positions in a privately-owned insurance organization and a specialty real estate lender. From November 1999 to March 2006, Mr. Thorpe served as Executive Vice President and Chief Financial Officer of FPIC Insurance Group, Inc., a public company formerly listed on Nasdaq Global Select Market under the symbol “FPIC”. Mr. Thorpe also served as Senior Vice President and Chief Financial Officer of a large insurance and financial services business unit of GE Capital from March 1998 to November 1999. From October 1993 to February 1998, Mr. Thorpe was a partner of the international accounting firm, Coopers & Lybrand (a predecessor firm to PricewaterhouseCoopers LLP). Mr. Thorpe holds a BSBA in Accounting from the University of Florida and is a Certified Public Accountant.

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

Mr. Isaac has extensive experience in business, finance and governance. In 1986, he founded The Secura Group, a leading financial institution consulting firm and operated the business until it was acquired by FTI in 2011. Prior to forming Secura, Mr. Isaac served as a Chairman of the FDIC during the banking crisis of the 1980s, under Presidents Carter and Reagan from 1978 through 1985. Mr. Isaac served as chairman of the FDIC during one of the most tumultuous periods in US banking history. Some 3,000 banks and thrifts failed during the 1980s, including Continental Illinois and nine of the ten largest banks in Texas. The President appointed Mr. Isaac to the board of the FDIC at the age of 34, making him the youngest FDIC board member and chairman in history. Mr. Isaac also served as chairman of the Federal Financial Institutions Examination Council (1983-85), as a member of the Depository Institutions Deregulation Committee (1981–85), and as a member of the Vice President’s Task Group on Regulation of Financial Services (1984).

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

Mr. Isaac began his career as an attorney with Foley & Lardner and was a senior partner with Arnold & Porter. He holds a JD, summa cum laude, College of Law, The Ohio State University (“OSU”) and a B.S in economics and LLD (“honorary”) from Miami University, Oxford, Ohio. He received a “Distinguished Achievement Medal” in 1995 from Miami University and a “Distinguished Alumnus Award” in 2013 from OSU. Mr. Isaac is involved with several charitable and not for profit organizations including current and past service on the OSU Foundation Board, member of the OSU “Presidents Club”, former Trustee of the Miami University Foundation Board and a member the University’s “Business Advisory Council”, Goodwill Industries and the Community Foundation of Sarasota, Fl.

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

Dr. Laffer has received multiple awards for his economic work, including most recently, the Presidential Medal of Freedom from President Donald Trump. In addition, Dr. Laffer has been awarded two Graham and Dodd Awards from the Financial Analyst Federation; the Distinguished Service Award by the National Association of Investment Clubs; the Adam Smith Award for his insights and contributions to the Wealth of Nations; and the Daniel Webster Award for public speaking by the International Platform Association. Dr. Laffer received a B.A. in economics from Yale University and an MBA and Ph.D. in economics from Stanford University.

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

Peter J. Tanous – Director

Mr. Tanous joined the Company as a director in May 2015. Mr. Tanous is Chairman of Lynx Investment Advisory of Washington D.C., an SEC registered investment advisory firm, and an accomplished author on the topics of economics and investments. He has served on several boards of directors of public and private companies, including MPS Group, Inc. In prior years, Mr. Tanous was International Regional Director with Smith Barney and a member of the executive committee of Smith Barney International, Inc. He served for ten years as executive vice president and a director of Bank Audi (USA) in New York and was earlier chairman of Petra Capital Corporation in New York. A graduate of Georgetown University, he serves on the university’s investment committee and as a member of the Georgetown University Library Board.

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

George A. Bajalia – Former President and Director

Mr. Bajalia served as the Company’s President and a director from April 10, 2017 until his passing on November 23, 2019. Mr. Bajalia initially joined the Company as a director in January 2015. Mr. Bajalia had over 30 years of business experience, with financial, operational and management expertise in many industries including the staffing industry. Since 2001, he provided consulting, advisory and interim management services to executive management, boards, business owners and private equity firms. He also assisted them with implementing their growth and working capital strategies, turnarounds, recapitalizations and strategic objectives. Mr. Bajalia received his B.S. in Accounting from Florida State University, was a licensed CPA and real estate broker, and was a member of several professional associations.

Ronald Smith – Former Director

Mr. Smith served as a director from August 16, 2017 until his resignation from the Board effective July 25, 2019. Mr. Smith co-founded SNI and was the Chairman and CEO until March 31, 2017. Mr. Smith is a seasoned staffing executive with over 40 years’ experience in the industry. Smith previously worked for a large international staffing and recruiting firm where he ultimately owned six franchises. After selling his franchises to a large international staffing and recruiting firm in 1988, Smith was promoted to Regional Manager and integrated 20 locations for a large international staffing and recruiting firm.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2019 were timely filed.

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

Director Independence

The Board of Directors has determined that each director, other than Mr. Dewan, is an independent director under the listing standards of the NYSE American. In addition, the Board of Directors has determined that each current member of the Audit Committee meets the additional independence criteria required for audit committee membership under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act.

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action between scheduled meetings. The Board of Directors held seven meetings and executed four unanimous consents in lieu of meetings during fiscal 2019. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are three standing committees of the Board of Directors, which are the Nominating Committee, the Audit Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee executed one unanimous consent during fiscal 2019.

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

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met five times and executed one unanimous consent during fiscal 2019.

The Audit Committee is presently composed of four non-employee, independent directors: Peter J. Tanous (Chairman), Dr. Arthur B. Laffer, Darla Moore and William M. Isaac. The Board of Directors has determined that Ms. Moore, Dr. Laffer, Mr. Tanous and Mr. Isaac are each considered an “audit committee financial expert” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is available on the Company’s website. A copy of the Audit Committee Charter is attached to the form 10-Q filed with the SEC on February 16, 2016.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants but has not done so. The Compensation Committee met two times during fiscal 2019.

Compensation Committee meets each September to consider the compensation of the Company’s executive officers, including the establishment of base salaries and performance targets for the succeeding year, and the consideration of restricted common stock and stock option awards. Management provides the Compensation Committee with such information as may be requested by the Compensation Committee, which in the past has included historical compensation information of the executive officers, tally sheets, internal pay equity statistics, and market survey data. Under the guidelines of the NYSE American, the Chief Executive Officer may not be present during the Compensation Committee’s deliberations regarding his compensation. If requested by the Committee, the Chief Executive Officer may provide recommendations regarding the compensation of the other officers.

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

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of managements acquisitions and only after the Committee has determined an acquisition qualifies is the acquisition presented to the entire board for approval. The Mergers and Acquisition Committee has the authority to retain compensation consultants, but has not done so. The Mergers and Acquisition Committee did not meet during fiscal 2019.

The Mergers and Acquisition Committee is presently composed of one employee and two non-employee, independent directors: Derek E. Dewan (Chairman), Dr. Arthur B. Laffer, and William M. Isaac.

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

Corporate Code of Ethics

We have a Code of Ethics that applies to all directors and employees, including our senior management team. The Code of Ethics is designed to deter wrongdoing, to promote the honest and ethical conduct of all employees and to promote compliance with applicable governmental laws, rules and regulations. We intend to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provision thereof applicable to our principal executive officer, our principal financial and accounting officer by posting such information on our website pursuant to SEC rules.

Our Code of Ethics was attached as an exhibit to our Form 10-K filed with the SEC on March 29, 2013. In addition, you may obtain a printed copy of the Code of Ethics, without charge, by sending a request to: GEE Group Inc., 7751 Belfort Road, Suite 150, Jacksonville, FL 32256, Attn.: Secretary.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Information

The following table summarizes total compensation to named executive officers including principal executive officer, principal financial and accounting officer, and other two most highly compensated executive officers. Throughout this section, the term “named executive officers” is intended to refer to the individuals listed in “Summary Compensation Table.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan	2019	300,000	-	-	-	-	-	-	300,000
Chief Executive Officer	2018	300,000	-	1,326,000	-	-	-	-	1,626,000

Alex Stuckey (1)	2019	220,000	-	52,000	-	-	-	-	272,000
Chief Administrative Officer	2018	206,000	-	-	-	-	-	-	206,000

George Bajalia (2)	2019	270,000	-	-	-	-	-	-	270,000
President	2018	270,000	-	1,105,000	-	-	-	-	1,375,000

Kim Thorpe (3)
Chief Financial Officer and	2019	153,850	-	52,000	-	-	-	-	205,850
Senior Vice President-Finance	2018	46,000	-	101,000	-	-	-	-	147,000

Andrew Norstrud (4)
Former Chief	2019	-	-	-	-	-	-	-	-
Financial Officer and Treasurer	2018	213,461	75,000	-	-	-	-	-	288,461
_____________

(1)	Mr. Stuckey was appointed as Chief Administrative Officer on April 10, 2017. Mr. Stuckey served as President and Chief Operating Officer from April 1, 2015 until his resignation on April 10, 2017.

(2)	Mr. Bajalia served as a President of the Company from April 10, 2017 until his passing on November 23, 2019.

(3)	Mr. Thorpe was appointed as Chief Financial officer and Senior Vice President on June 15, 2018.

(4)	Mr. Norstrud served as Chief Financial Officer and Treasurer from April 1, 2015 until his resignation effective June 15, 2018.

Employment and Change in Control Agreements

Derek Dewan, Chairman and Chief Executive Officer: On August 12, 2016, the Company entered an employment agreement with Derek Dewan (the “Dewan Employment Agreement”). The Dewan Employment Agreement provides for a five-year term ending on August 15, 2021, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1 year automatic extension clause if there is no notice by the Company of termination. Mr. Dewan received a starting base salary at the rate of $300,000 per year which can be adjusted by the Compensation Committee. Mr. Dewan is entitled to receive an annual bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee. The Dewan Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On June 15, 2018, the Company granted 600,000 restricted shares of common stock to Mr. Dewan. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

George Bajalia, Former President and Director: On December 26, 2017, the Company and Mr. Bajalia entered into a written employment agreement with respect to Mr. Bajalia’s service as President of the Company. The Company and Mr. Bajalia agreed to an initial term of five years and that Mr. Bajalia would receive a base salary of $270,000 per year, subject to increase, but not decrease, at the discretion of the Board. In addition, the Company and Mr. Bajalia agreed that Mr. Bajalia would be eligible to receive an annual bonus of up to 100% of his base salary based on his meeting certain performance-based targets. On June 15, 2018, the Company granted 500,000 restricted shares of common stock to Mr. Bajalia. The restricted shares were to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. These shares vested upon Mr. Bajalia’s passing on November 23, 2019. Mr. Bajalia was also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company.

Kim Thorpe, Senior Vice President and Chief Financial Officer: On June 15, 2018, the Company appointed Kim Thorpe as the Company’s new Chief Financial Officer. On February 13, 2019, the Company and Mr. Thorpe entered into a written employment agreement with respect to Mr. Thorpe’s service as Senior Vice President and Chief Financial Officer of the Company (the “Thorpe Employment Agreement”). The Company and Mr. Thorpe agreed to an initial term of five years and that Mr. Thorpe will receive a base salary of $200,000 per year, subject to increase, but not decrease, at the discretion of the Chief Executive Officer, Mr. Thorpe is entitled to receive an annual bonus based on criteria to be agreed to by Chief Executive Officer. Mr. Thorpe is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Thorpe Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 21, 2019, the Company granted 100,000 restricted shares of common stock to Mr. Thorpe. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

Alex Stuckey, Chief Administrative Officer: On June 1, 2018 the Company and Mr. Stuckey entered into a written employment agreement with respect to Mr. Stuckey’s service as Chief Administrative Officer of the Company (the “Stuckey Employment Agreement”).The Company and Mr. Stuckey agreed to an initial term of five years and that Mr. Stuckey will receive a base salary of $220,000 per year, subject to increase, but not decrease, at the discretion of the Board. In addition, the Company and Mr. Stuckey have agreed that Mr. Stuckey shall be eligible to receive Incentive Compensation that shall be determined by the Chief Executive Officer or the Board. Mr. Stuckey is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Stuckey Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 21, 2019, the Company granted 100,000 restricted shares of common stock to Mr. Thorpe. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 9 in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers during fiscal 2019 and 2018 were at option prices that were equal to the market price on the date of grant, had vesting dates five years or less after the date of grant, and had expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2019:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	-	600,000	1,326,000	600,000	1,326,000

George Bajalia, Former President and Director	40,000	-	-	7.00	07/23/25	500,000	1,105,000	500,000	1,105,000

Alex Stuckey, Chief Administrative Officer	-	-	-	-	-	100,000	52,000	100,000	52,000

Kim Thorpe, Chief Financial Officer and Senior Vice President-Finance	15,000	35,000	-	2.21	06/15/28	100,000	52,000	100,000	52,000

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k)-retirement plan in which all full-time employees may participate after one year of service.

DIRECTOR COMPENSATION

Compensation of Directors

Under the Company’s standard compensation arrangements that were in effect during fiscal 2015, each non-employee director received a monthly retainer of $2,000. This was discontinued as of April 18, 2015 and the members of the Board of Directors have only received stock options for their services as board members. Employees serving as directors of the Company did not receive any additional compensation for service on the Board of Directors.

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2019:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)

William M. Issac	-	26,000	26,000
Peter J. Tanous	-	26,000	26,000
Ronald R. Smith	-	-	-
Dr. Arthur B. Laffer	-	26,000	26,000
Darla D. Moore	-	26,000	26,000

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 9 in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 20, 2019 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

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

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all voting securities shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table below is care of GEE Group Inc., 7751 Belfort Parkway, Suite 150, Jacksonville, Florida 32256.

Name and Address of Beneficial Owner, Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Derek Dewan	443,266	(2)	3.39%
Ronald R. Smith	5,464,369	(3)	41.75%
Dr. Arthur Laffer	394,140	(4)	3.01%
Darla Moore	167,030	(5)	1.28%
Peter Tanous	302,280	(6)	2.31%
William Isaac	330,780	(7)	2.53%
George A. Bajalia	568,571	(8)	4.34%
Alex Stuckey	1,869,320	(9)	14.28%
Kim Thorpe	118,020	(10)	*
Current directors and executive officers as a group (9 individuals)	9,657,776		73.83%
5% or Greater Holders
Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July, 2010	861,082	(11)	6.58%
_______________

*	Represents less than 1%.

(1) Based on 13,089,703 shares issued and outstanding as of December 20, 2019.

(2)

Represents (i) 404,630 shares of common stock and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 600,000 shares of restricted common stock that are subject to cliff vesting on June 15, 2021.

(3)

Represents (i) 250,000 shares of Common Stock, (ii) 4,184,169 shares of Series B Convertible Preferred Stock, which can be converted into 4,184,169 shares of common stock within 60 days (iii) 30,200 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 30,200 shares of common stock within 60 days, and (iv) $1,000,000 aggregate principal amount of 8% Notes, which can be converted into 1,000,000 shares of Series C 8% Cumulative Convertible Preferred Stock, which can be converted into 1,000,000 shares of common stock within 60 days.

(4)

Represents (i) 90,860 shares of Common Stock, (ii) 148,750 shares issuable upon the exercise of options that are exercisable within 60 days, (iii) 4,530 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 4,530 shares of common stock within 60 days, and (iv) $150,000 aggregate principal amount of 8% Notes, which can be converted into 150,000 shares of Series C 8% Cumulative Convertible Preferred Stock, which can be converted into 150,000 shares of common stock within 60 days. Does not include 31,250 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on August 20, 2022.

41

(5)

Includes (i) 12,500 shares issuable upon the exercise of options that are exercisable within 60 days (ii) 4,530 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 4,530 shares of common stock within 60 days, and (iii) $150,000 aggregate principal amount of 8% Notes which can be converted into 150,000 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 150,000 shares of common stock within 60 days. Does not include 12,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on August 20, 2022.

(6)

Represents (i) 4,000 shares of Common Stock, (ii) 143,750 shares issuable upon the exercise of stock options that are exercisable within 60 day (iii) 4,530 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 4,530 shares of common stock within 60 days and (iv) $150,000 aggregate principal amount of 8% Notes which can be converted into 150,000 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 150,000 shares of common stock within 60 days. Does not include 31,250 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on August 20, 2022.

(7)

Represents (i) 30,000 shares of Common Stock (ii) 146,250 shares issuable upon the exercise of stock options that are exercisable within 60 days (iii) 4,530 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 4,530 shares of common stock within 60 days and (iv) $150,000 aggregate principal amount of 8% Notes which can be converted into 150,000 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 150,000 shares of common stock within 60 days. Does not include 31,250 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on August 20, 2022.

(8)

Represents (i) 528,571 shares of Common Stock including 500,000 shares of restricted common stock that vested on November 23, 2019 upon Mr. Bajalia’s passing, and (ii) 40,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(9)

Represents (i) 1,727,664 shares of common stock, (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days, (iii) 3,020 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 3,030 shares of common stock within 60 days, and (iv) $100,000 aggregate principal amount of 8% Notes which can be converted into 100,000 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 100,000 shares of common stock within 60 days.

(10)

Represents (i) 15,000 shares issuable upon the exercise of options that are exercisable within 60 days, (ii) 3,020 shares of Series C 8% Cumulative Convertible Preferred Stock beneficially owned through FRUS Capital LLC which can be converted into 3,020 shares of common stock within 60 days, and (iii) $100,000 aggregate principal amount of 8% Notes owned by FRUS Capital LLC which can be converted into 100,000 shares of Series C 8% Cumulative Convertible Preferred Stock which can be converted into 100,000 shares of common stock within 60 days. Does not include 35,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 100,000 shares of restricted common stock that cliff vest on August 20, 2022.

(11)

Ms. Brittany M. Dewan is the trustee of the Derek E. Dewan Irrevocable Living Trust II Dated the 27th of July, 2010. Ms. Dewan has the sole voting power and sole dispositive power over the 855,042 shares of Common Stock which includes (i) 655,042 shares of common stock, (ii) $200,000 aggregate principal amount of 8% Notes which can be converted into 200,000 shares of Series C 8% Cumulative Convertible Preferred Stock, which can be converted into 200,000 shares of common stock within 60 days, and (iii) 6,040 shares of Series C 8% Cumulative Convertible Preferred Stock, which can be converted into 6,040 shares of common stock within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is responsible to make independence determinations annually with the assistance of the Nominating Committee. Such independence determinations are made by reference to the independence standard under the definition of “independent director” under the NYSE American Listed Company Manual. Our Board of Directors has affirmatively determined that William Isaac, Dr. Arthur B. Laffer, Darla Moore, and Peter Tanous satisfy the independence standards under the NYSE American Listed Company Manual.

In addition to the independence standards provided in the NYSE American Listed Company Manual, our Board of Directors has determined that each director who serves on our Audit Committee satisfies standards established by the SEC providing that, in order to qualify as “independent” for the purposes of membership on that committee, members of audit committees may not (1) accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation or (2) be an affiliated person of the Company or any of its subsidiaries. The Board of Directors has also determined that each member of the Compensation Committee satisfies the NYSE American standards for independence of Compensation Committee members.

Related Party Transactions

Other than as disclosed below, and except for the Dewan Employment Agreement, the Bajalia Employment Agreement and the Thorpe Employment Agreement described in “Executive Compensation”, there have been no transactions since October 1, 2018, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

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

During fiscal 2019, the Company issued approximately 60,400 shares of Series C Preferred Stock to Investors related to interest of $60,400 on the 8% Notes.

The Company entered into the Merger Agreement as of March 31, 2017 and consummated the Merger on April 3, 2017. Mr. Ronald R. Smith, a former stockholder of SNIH and a former member of the Company’s Board of Directors received $1,879,127 and 4,424,169 shares of Series B Convertible Preferred Stock as Merger Consideration for his shares of SNIH. Mr. Smith also serves as the Stockholder Representative for the former SNIH Stockholders. Pursuant to the Merger Agreement, the Company has agreed to reimburse Mr. Smith for up to $500,000 in expenses he may incur in his role as Stockholder Representative. The Company did not have reimbursable expenses related to Mr. Ronald R. Smith role as Stockholder Representative.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2019 and 2018. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2019 and 2018:

	Fiscal 2019	Fiscal 2018

Audit fees	$220,000	$210,000
Audit-related fees	17,500	17,500
Tax fees	-	-
All other fees	-	-

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

3.09

Statement of Resolution Establishing Series of Series C 8% Cumulative Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

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

4.08	Form of 9.5% Convertible Subordinated Note due October 3, 2021. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

4.09	Form of 8% Convertible Subordinated Note due October 3, 2021. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

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

47

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

48

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

10.43

Loan and Security agreement and between Keltic Financial Partners II, LLP and GEE Group Inc., Triad Personnel Services, Inc., BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc., Triad Logistics (the “Loan Agreement”). Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K filed with the Commission on January 13, 2014.

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

49

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

10.56

Stock Purchase Agreement dated as of January 1, 2016 by and among General Employment Enterprises, Inc., Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016

10.57

Eighth Amendment, Consent and Waiver dated as of January 1, 2016 (the “Amendment”) to the Loan and Security Agreement dated September 27, 2013 by and among the Company, the Borrowers named therein, Access Data, Paladin and ACF FINCO I LP, as Lender Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2016

10.58

Form of Amended and Restated Revolving Credit Note dated as of January 1, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2016

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

50

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

10.65

Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group, Inc., (“Parent”) “), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto and PNC Bank, National Association (“PNC”), as administrative agebtn and collateral agent for certain investment funds managed by MGG Investment Group LP (“MGG”). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

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

10.67

Subordination and Intercreditor Agreement dated as of March 31, 2017 by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein , Madison Capital Funding LLC , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. “). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

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

51

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

52

10.81

Deposit Account Control Agreement, dated as of August 8, 2018, by and among GEE Group, Inc., MGG Investment Group LP, as the Lender and Bank of America, N.A. Incorporated by reference to Form 10-Q filed with the Commission on August 14, 2018.

10.82

Fourth Amendment, dated as of December 27 2018, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2018.

10.83	Employment Agreement, dated as of February 13, 2019, by and between GEE Group Inc., and Kim Thorpe. Incorporated by reference to Form 10-Q filed with the Commission on February 14, 2019.

10.84

Form of Subscription Agreement dated May 15, 2019 by and between the Company and the Investor party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.85

Settlement Agreement dated as of May 15, 2019 by and among Ronald R. Smith, individually, the Company, and Ronald R. Smith, in his capacity as the Stockholders’ Representative, as that role is defined in the Agreement and Plan of Merger entered into as of March 31, 2017 by and among the Company, SNI Holdco Inc., Mr. Smith, the Stockholders’ Representative, and certain other stockholders of SNI Holdco Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.86

Subordination and Intercreditor Agreement dated as of May 15, 2019 by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein , Peter J. Tanous , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.87

Subordination and Intercreditor Agreement dated as of May 15, 2019 by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein , Alex Stuckey , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.88

Subordination and Intercreditor Agreement dated as of May 15, 2019 by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein , Arthur B. Laffer , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. . Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.89

Subordination and Intercreditor Agreement dated as of May 15, 2019 by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein , Darla Moore , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.90

Subordination and Intercreditor Agreement dated as of May 15, 2019 by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein , William Isaac , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.91

Subordination and Intercreditor Agreement dated as of May 15, 2019 by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein , Ronald Smith , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

53

10.92

Subordination and Intercreditor Agreement dated as of May 15, 2019 by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein , FRUS Capital LLC , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.93

Subordination and Intercreditor Agreement dated as of May 15, 2019 by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, Irrevocable Living Trust of Derek E. Dewan, Brittany M. Dewan, Trustee , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

21.01	List of Subsidiaries of the Registrant. Incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2018.

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instant Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
__________

* Management contract or compensatory plan or arrangement.

54

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

Date: December 23, 2019	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 23, 2019	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 23, 2019	By:	/s/ William M. Isaac
William M. Isaac, Director

Date: December 23, 2019	By:	/s/ Dr. Arthur B. Laffer
Dr. Arthur B. Laffer, Director

Date: December 23, 2019	By:	/s/ Peter J. Tanous
Peter J. Tanous, Director

Date: December 23, 2019	By:	/s/ Darla D. Moore
Darla D. Moore, Director

55