Form 10-Q
period 2019-12-31
GEE Group Inc.
filed 2020-02-13
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

__________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of February 10, 2020 was 14,056,997.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2019, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

ASSETS	December 31, 2019	September 30, 2019
CURRENT ASSETS:
Cash	$2,139	$4,055
Accounts receivable, less allowances ($242 and $515, respectively)	20,211	20,826
Prepaid expenses and other current assets	1,334	2,221
Total current assets	23,684	27,102
Property and equipment, net	830	852
Goodwill	72,293	72,293
Intangible assets, net	22,483	23,881
Right-of-use assets	5,470	-
Other long-term assets	396	353
TOTAL ASSETS	$125,156	$124,481

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,944	$3,733
Acquisition deposit for working capital guarantee	383	783
Accrued compensation	4,357	5,212
Short-term portion of term loan, net of discount	1,194	4,668
Subordinated debt	-	1,000
Current operating lease liabilities	1,555	-
Other current liabilities	2,999	3,172
Total current liabilities	13,432	18,568
Deferred taxes	358	300
Revolving credit facility	14,307	14,215
Term loan, net of discount	39,204	36,029
Subordinated debt	1,000	-
Subordinated convertible debt (includes $1,347 and $1,269, net of discount, respectively, due to related parties)	18,032	17,954
Noncurrent operating lease liabilities	4,389	-
Other long-term liabilities	136	595
Total long-term liabilities	77,426	69,093

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 5,566 and 5,566 at December 31, 2019 and September 30, 2019, respectively; liquidation value of the preferred series B stock is approximately $27,050 and $27,050 at December 31, 2019 and September 30, 2019, respectively	27,551	27,551
Preferred series C stock; authorized - 3,000 shares; issued and outstanding - 102 and 60 at December 31, 2019 and September 30, 2019, respectively; liquidation value of the preferred series C stock is approximately $102 and $60 at December 31, 2019 and September 30, 2019, respectively	102	60
Total mezzanine equity	27,653	27,611
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 13,090 shares at December 31, 2019 and 12,538 shares at September 30, 2019, respectively	-	-
Additional paid in capital	50,989	49,990
Accumulated deficit	(44,344)	(40,781)
Total shareholders' equity	6,645	9,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$125,156	$124,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2019	2018
NET REVENUES:
Contract staffing services	$33,078	$34,014
Direct hire placement services	4,479	4,529
NET REVENUES	37,557	38,543

Cost of contract services	24,962	25,812
GROSS PROFIT	12,595	12,731

Selling, general and administrative expenses (including noncash stock-based compensation expense of $597 and $581, respectively)	10,914	9,786
Acquisition, integration and restructuring expenses	377	1,451
Depreciation expense	79	79
Amortization of intangible assets	1,398	1,396
(LOSS) INCOME FROM OPERATIONS	(173)	19
Interest expense	(3,219)	(2,948)
LOSS BEFORE INCOME TAX PROVISION	(3,392)	(2,929)
Provision for income tax	(171)	(523)
NET LOSS	$(3,563)	$(3,452)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(3,563)	$(3,452)

BASIC AND DILUTED LOSS PER SHARE	$(0.27)	$(0.32)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	13,067	10,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid In	Accumulated	Shareholders'
	Shares	Capital	Deficit	Equity
Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209

Share-based compensation	-	597	-	597

Issuance of stock for interest	552	402	-	402

Net loss	-	-	(3,563)	(3,563)

Balance, December 31, 2019	13,090	$50,989	$(44,344)	$6,645

	Common	Additional		Total
	Stock	Paid In	Accumulated	Shareholders'
	Shares	Capital	Deficit	Equity
Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102

Share-based compensation	-	581	-	581

Issuance of stock for interest	171	401	-	401

Conversion of preferred Series B to common stock	250	1,238	-	1,238

Net loss	-	-	(3,452)	(3,452)

Balance, December 31, 2018	11,204	$46,340	$(26,470)	$19,870

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,563)	$(3,452)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,477	1,475
Non-cash lease expense	430	-
Stock Compensation expense	597	581
Recovery for doubtful accounts	(273)	-
Deferred income taxes	58	523
Amortization of debt discount	279	195
Interest expense paid with common and preferred stock	444	401
Change in acquisition deposit for working capital guarantee	(400)	-
Changes in operating assets and liabilities:
Accounts receivable	888	1,710
Accounts payable	(807)	333
Accrued compensation	(834)	(997)
Change in other assets, net of change in other liabilities	254	10
Net cash (used in) provided by operating activities	(1,450)	779

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(58)	(36)
Net cash used in investing activities	(58)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(500)	(1,087)
Net proceeds from subordinated debt	-	(107)
Payments on finance leases	-	(13)
Net proceeds from revolving credit	92	751
Net cash used in financing activities	(408)	(456)

Net change in cash	(1,916)	287

Cash at beginning of period	4,055	3,213

Cash at end of period	$2,139	$3,500

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$2,497	$2,615
Cash paid for taxes	$45	$12
Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to common stock	$-	$1,238
Right-of-use assets, net of deferred rent	$5,900	$-
Operating Lease Liability	$6,341	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

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

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 as filed on December 23, 2019.

Liquidity

The Company experienced significant net losses for its most recent fiscal years ended September 30, 2019 and 2018, and for the three-month periods ended December 31, 2019 and 2018, and which also have negatively impacted the Company’s ability to generate liquidity. Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and has taken definitive actions to improve operations, reduce costs and improve profitability and liquidity, and position the Company for future growth. In addition, management has successfully negotiated waivers to the Credit Agreement (as defined below) with the Company’s current senior lenders, when needed, and six amendments to date as management works to improve the Company’s operations and to refinance and restructure its current debt and equity capitalization. However, there can be no assurance that the Company will not fall into non-compliance with its loan covenants in the future or that its lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen. There also can be no assurance that the Company will be successful in its efforts to refinance and restructure the Company’s debt and equity capitalization under reasonable terms or at all, or that it will generate adequate liquidity to fund operations and meet its debt service obligations in the future.

As of December 31, 2019, the Company had cash of approximately $2,139, which was a decrease of approximately $1,916 from approximately $4,055 at September 30, 2019. Working capital at December 31, 2019 was approximately $10,252, as compared to working capital of approximately $8,534 for September 30, 2019.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

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

(Amounts in thousands except per share data, unless otherwise stated)

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $266 and $701 for the three-month periods ended December 31, 2019 and 2018, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

See Note 14 for disaggregated revenues by segment.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2019 and September 30, 2019, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a relatively small accounts receivable allowance. As of December 31, 2019, and September 30, 2019, the allowance for doubtful accounts was $242 and $515, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $137 and $197 as of December 31, 2019 and September 30, 2019.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three-month periods ended December 31, 2019 and 2018.

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s unaudited condensed consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All the Company’s real estate leases are classified as operating leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The fair value disclosures of the Company’s long-term liabilities approximates the fair value based on current yield for debt instruments with similar terms. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs, as discussed in Note 6.

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

Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 14,001 and 11,761 for the three-month periods ended December 31, 2019 and 2018, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three-month periods ended December 31, 2019 and 2018, advertising expense totaled $484 and $572, respectively.

Intangible Assets

Separately identifiable intangible assets held in the form of customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three-month periods ended December 31, 2019 and 2018.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

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

See Note 10 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of December 31, 2019, and September 30, 2019, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss. Approximately $292 was reclassified from selling, general and administration expenses to acquisition, integration and restructuring expenses reported for the fiscal quarter ended December 31, 2018, corresponding with the estimated effects of certain restructuring actions taken later during the fiscal year 2018.

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

3. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Lease Accounting. In February 2016, the FASB issued ASU 2016-02, Leases (“ASC 842”), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous ASC 840 guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. We adopted this guidance as of October 1, 2019 and elected the transition method provided under ASU 2018-11. This standard has a material effect on our consolidated balance sheets with the recognition of new right of use assets and lease liabilities for all operating leases, except for those leases where we elected the short-term lease recognition exemption, as these leases have a non-cancelable lease term of approximately one year or less. Adoption of the new standard did not have a material effect on the Company’s results of operations. As of the transition date, the ROU asset and total lease liability (current and long-term) were $5,900 and $6,341, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company elected the package of practical expedients available under the transition provisions of the new lease standard, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Also, the Company elected the practical expedient which allows aggregation of non-lease components with the related lease components when evaluating accounting treatment. Lastly, the Company applied the modified retrospective adoption method, utilizing the simplified transition option available in the ASC 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. See Note 5 for further discussion of leases.

Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (“ASC 718”), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted (but no sooner than the adoption of Topic 606). The Company adopted the new guidance as of October 1, 2019. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Current Expected Credit Losses Model. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2019	September 30, 2019

Computer software	$1,497	$1,497
Office equipment, furniture, fixtures and leasehold improvements	3,657	3,599
Total property and equipment, at cost	5,154	5,096
Accumulated depreciation and amortization	(4,324)	(4,244)
Property and equipment, net	$830	$852

Depreciation expense for three-month periods ended December 31, 2019 and 2018 was approximately $79 each.

5. Leases

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

Operating lease expenses was approximately $660 and $760 for the three-month periods ended December 31, 2019 and 2018, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Supplemental cash flow information related to leases consisted of the following:

Three Months Ended December 31, 2019
Cash paid for operating lease liabilities	$555

Supplemental balance sheet information related to leases consisted of the following:

December 31, 2019
Weighted average remaining lease term for operating leases	2.8 years
Weighted average discount rate for operating leases	6.0%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2019, including certain closed offices are as follows:

Remainder of Fiscal 2020	$1,469
Fiscal 2021	1,597
Fiscal 2022	1,485
Fiscal 2023	1,007
Fiscal 2024	779
Thereafter	427
Less: Imputed interest	(820)
Present value of operating lease liabilities (a)	$5,944

__________

(a) Includes current portion of $1,555 for operating leases.

6. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of December 31, 2019 and September 30, 2019 and estimated future amortization expense.

	December 31, 2019			September 30, 2019
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$11,038	$18,032	$29,070	$10,321	$18,749
Trade name	8,329	4,314	4,015	8,329	3,958	4,371
Non-Compete agreements	4,331	3,895	436	4,331	3,570	761
Total	$41,730	$19,247	$22,483	$41,730	$17,849	$23,881

Estimated Amortization Expense

Remaining Fiscal 2020	$3,640
Fiscal 2021	4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Thereafter	5,528
$22,483

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

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

The intangible assets amortization expense was $1,398 and $1,396 for each three-month periods ended December 31, 2019 and 2018, respectively.

7. Revolving Credit Facility and Term Loan

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

Under the terms of the Credit Agreement, the Company may borrow up to $73,800 consisting of a four-year term loan in the principal amount of $48,800 and revolving loans in a maximum amount up to the lesser of (i) $25,000 or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement, as amended, mature on June 30, 2021.

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

Minimum EBITDA. Minimum EBITDA, which is determined on a consolidated basis and measured on a trailing four (4) quarter basis, as defined in the Credit Agreement, as amended, are: $13,000 for the fiscal quarter ending March 31, 2019; $10,000 for the fiscal quarter ending June 30, 2019; $10,000 for the fiscal quarter ending September 30, 2019; $10,000 for the fiscal quarter ending December 31, 2019; and $11,000 for the fiscal quarter ending March 31, 2020, and each fiscal quarter thereafter.

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

On August 31, 2017, the Company entered into a Consent to Extension of Waiver to the Credit Agreement (the “Waiver”). Under the terms of the Waiver, the Lenders and the Agents agreed to extend to October 3, 2017 the deadline by which the Company must deliver updated financial information satisfactory to the lenders in order to amend the financial covenant levels, execute a fully executed amendment to the Credit Agreement, and any other terms and conditions required by the lenders in their sole discretion. Additionally, the Company paid a $700 consent fee to the Agents for the pro rata benefit of the lenders, in connection with the Waiver. On August 31, 2017, an additional waiver to the Credit Agreement (“Additional Waiver”), pursuant to which the due date for the Company to deliver the subordination agreement and an amended subordinated note, executed by one of the Company’s subordinated lenders was extended from August 31, 2017 to October 3, 2017, also was obtained.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

On October 2, 2017, the Company, the other borrower entities and guarantor entities named therein (collectively, the “Loan Parties”), PNC, and certain investment funds managed by MGG (collectively the (“Lenders”) entered into a First Amendment and Waiver (the “First Amendment”) to the Credit Agreement by and among the Loan Parties, and the Lenders. The First Amendment, which was effective as of October 2, 2017, modified the required principal repayment schedule with respect to the Term Loans. The Amendment also modified the ability of the Loan Parties to repay or make other payments with respect to certain other loans that are subordinated in right of payment to the indebtedness under the Credit Agreement.

Pursuant to the First Amendment the Lenders also waived any Event of Default arising out of the Loan Parties’ failure to deliver, on or before October 3, 2017, the materials satisfying the requirements of clauses (i) and (ii) of Section 5 of the Waiver to Revolving Credit, Term Loan and Security Agreement, dated as of August 14, 2017, as amended.

On November 14, 2017, the Company and its subsidiaries, as Borrowers, entered into a second amendment (the “Second Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Pursuant to the Second Amendment the Borrowers agreed, among other things, to use commercially reasonable efforts to prepay, or cause to be prepaid, $10,000 in principal amount of Advances (as defined in the Credit Agreement) outstanding, which amount shall be applied to prepay the Term Loans in accordance with the applicable terms of the Credit Agreement. Any prepayment to the term loan is contingent upon a future financing, non-operational cash flow or excess cash flow as defined in the agreement. The Company also agreed to certain amendments to the loan covenants required to be maintained.

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

Following the Fifth Amendment, the Company has met its financial covenants, as amended, for the quarters ended June 30, 2019, September 30, 2019 and December 31, 2019.

On February 12, 2020, the Company and its subsidiaries, as Borrowers, entered into a sixth amendment (the “Sixth Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Sixth Amendment, the Company and its Lenders have negotiated and agreed to amendments to the remaining scheduled principal payments and to the maturity date of the Credit Agreement. The maturity date was extended to June 30, 2021.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company experienced significant net losses for its most recent fiscal years ended September 30, 2019 and 2018, and for the three-month periods ended December 31, 2019 and 2018, and which also have negatively impacted the Company’s ability to generate liquidity. Management believes the Company can generate adequate liquidity to meet its obligations for the foreseeable future and has taken definitive actions to improve operations, reduce costs and improve profitability and liquidity, and position the Company for future growth. In addition, management has successfully negotiated waivers to the Credit Agreement with the Company’s current senior lenders, when needed, and six amendments to date as management works to improve the Company’s operations and to refinance and restructure its current debt and equity capitalization. However, there can be no assurance that the Company will not fall into non-compliance with its loan covenants in the future or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen. There also can be no assurance that the Company will be successful in its efforts to refinance and restructure its debt and equity capitalization under reasonable terms or at all, or that it will generate adequate liquidity to fund operations and meet its debt service obligations in the future.

Revolving Credit Facility

As of December 31, 2019, the Company had $14,307 in outstanding borrowings under the Revolving Credit Facility, of which approximately $11,989 was at an interest rate of approximately 16.8%, approximately $1,434 was at an interest rate of approximately 16.72%, and the remainder was at an interest rate of approximately 18.75%.

As of December 31, 2019, the Company had approximately $100 available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	December 31, 2019	September 30, 2019

Term loan	$41,405	$41,905
Unamortized debt discount	(1,007)	(1,208)
Term loan, net of discount	40,398	40,697
Short term portion of term loan, net of discounts	1,194	4,668
Long term portion of term loan, net of discounts	$39,204	$36,029

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on June 30, 2021. Principal payments are required as follows: fiscal 2020 – $1,500 and fiscal 2021 - $39,905.

The Company also is required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2019. The Company does not owe any amount as of December 31, 2019.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

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

As of December 31, 2019, the Company had $41,405 in outstanding borrowings under the Term Loan Facility, of which approximately $35,254 was at an interest of approximately 16.8%, and approximately $6,151 was at an interest of approximately 16.79%.

Loan Fees and Amortization

In connection with the Credit Agreement, the Company agreed to pay an original discount fee of approximately $900, a closing fee for the term loan of approximately $100, a finder’s fee of approximately $1,600 and a closing fee for the revolving credit facility of approximately $500. The total of the loan fees paid is approximately $3,100. The Company has reported these direct loan-related costs in the form of a discount and reduction of the term loan in the accompanying consolidated balance sheets and is amortizing them as interest expense over the term of the loans. For the three-month periods ended December 31, 2019 and 2018, the Company amortized approximately $201 of debt discount each.

8. Accrued Compensation

Accrued Compensation, is comprised of accrued wages, the related payroll taxes, employee benefits of the Company's employees, including those working on contract assignments, commissions earned and not yet paid and estimated commissions and bonuses payable.

9. Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	December 31,	September 30,
	2019	2019

10% Convertible Subordinated Note	$4,185	$4,185
Subordinated Promissory Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500
8% Convertible Subordinated Notes, net of discount, due to related parties	1,347	1,269
Total subordinated debt, convertible and non-convertible	19,032	18,954
Short term portion of subordinated debt, convertible and non-convertible	-	(1,000)
Long term portion of subordinated debt, convertible and non-convertible	$19,032	$17,954

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to JAX Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the amount of $4,200, and which was scheduled to become due on October 2, 2018.

On April 3, 2017, the Company and JAX Legacy amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,200. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note may be redeemed by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeds the then applicable Conversion Price for a period of 20 trading days. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon. The Company agreed to issue to the investors in JAX Legacy approximately 77,775 shares of common stock, at a value of approximately $400 which was expensed as loss on the extinguishment of debt during the year ended September 30, 2017.

Total discount recorded at issuance of the original JAX Legacy subordinated note payable was approximately $600. Total amortization of debt discount for the year ended September 30, 2017 was approximately $100, and the remaining $300 was written off to loss on extinguishment of debt upon amendment and restatement resulting in the 10% Note.

The Company issued shares of common stock to JAX Legacy related to the conversion of the subordinated note and the interest approximately 149 shares and 40 shares for the three-month periods ended December 31, 2019 and 2018, respectively. The stock was valued at approximately $105 for the three-month periods ended December 31, 2019 and 2018.

On January 3, 2020 the Company issued 262 shares of common stock to Jax Legacy related to interest of $105 on the 10% Note.

Subordinated Promissory Note

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company issued to the Sellers a subordinated promissory note in the principal amount of $1,000 (the “Subordinated Note”). The Subordinated Note originally bore interest at the rate of 5.5% per annum. Interest on the Subordinated Note is payable monthly and principal can only be paid in stock until the term loan and Revolving Credit Facility are repaid. The Subordinated Note may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement).

On February 8, 2020, the Company and its subsidiaries, as Borrowers, entered into a first amendment (the “First Amendment”) to the Subordinated Note, dated as of January 20, 2017 (the “Subordinated Note”). Under the First Amendment, the Company and its lender have negotiated and agreed to amend the Subordinated Note to change the maturity date to January 20, 2022.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

9.5% Convertible Subordinated Notes

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the acquisition of SNIH an aggregate of $12,500 in the form of 9.5% Convertible Subordinated Notes (the “9.5% Notes”). The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and is payable quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company under its Credit Agreement (see Note 6) pursuant to Subordination and Inter-creditor Agreements dated as of March 31, 2017 by and among the Company, the Credit Agreement lenders, and each of the holders of the 9.5% Notes.

The Company issued shares of common stock to the SNI Sellers related to interest of $297 on the 9.5% Notes approximately 403 shares and 131 shares for the three-month periods ended December 31, 2019 and 2018, respectively.

On January 3, 2020 the Company issued approximately 706 shares of common stock to the SNI Sellers related to interest of $297 on the 9.5% Notes.

8% Convertible Subordinated Notes to Related Parties

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2,000 in aggregate principal amount of its 8% Notes. The 8% Notes mature on October 3, 2021 (the “Maturity Date”). The 8% Notes are convertible into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). Interest on the 8% Notes accrues at the rate of 8% per annum and shall be paid quarterly in non-cash payments-in-kind (“PIK”) in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2019, on each conversion date with respect to the 8% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). Interest shall be paid on an Interest Payment Date in shares of Series C Preferred Stock of the Company, which Series C Preferred Stock shall be valued at its liquidation value. All or any portion of the 8% Notes may be redeemed by the Company for cash at any time. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 8% Notes being redeemed, plus accrued and unpaid PIK interest thereon. The Company may, at its option, prepay any portion of the principal amount of the 8% Notes without the prior consent of the holders thereof; provided, however, that any prepayments of the 8% Notes shall be made on a pro rata basis to all holders of 8% Notes based on the aggregate principal amount of 8% Notes held by such holders. The Company shall be required to prepay the 8% Notes together with accrued and unpaid PIK interest thereon upon the consummation by the Company of any Change of Control.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company issued approximately 42 shares and 0 shares of Series C Preferred Stock to Investors related to interest of $42 and $0 on the 8% Notes for the three-month periods ended December 31, 2019 and 2018, respectively.

The BCF for the 8% Notes is recorded as a discount to their carrying value and is equal to the fair value of the conversion feature. The discount will be amortized as interest over the period from the date of issuance to maturity. The total BCF recorded was approximately $841. For the three-month periods ended December 31, 2019 and 2018, the Company amortized approximately $78 and $0 of debt discount, respectively.

Future minimum payments of all subordinated debt will total approximately as follows: fiscal 2020 - $0, fiscal 2021- $0.0 and fiscal 2022 - $19,700.

10. Equity

During three-month period ended December 31, 2018, the Company issued 250 shares of common stock for the conversion of approximately 250 shares of Series B Convertible Preferred Stock, respectively (See Note 11).

Restricted Stock

The Company did not grant or exercise restricted stock during the three-month periods ended December 31, 2019 and 2018. Stock-based compensation expense attributable to restricted stock was $757 and $203 during the three-month periods ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was approximately $827 of unrecognized compensation expense related to restricted stock outstanding. On November 23, 2019, 500 shares of restricted common stock held by the Company’s former president became fully vested upon his passing.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2019	1,500	1.76
Granted	-	-
Exercised	-	-
Vested	(500)	2.21
Non-vested restricted stock outstanding as of December 31, 2019	1,000	1.53

Vested restricted stock outstanding as of December 31, 2019	500	2.21

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Warrants

No warrants were granted or exercised during the three-month period ended December 31, 2019.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2019	439	4.09	1.39	-
Granted	-	-
Exercised/Forfeited	-	-
Warrants outstanding as of December 31, 2019	439	4.09	1.14	-

Warrants exercisable as of September 30, 2019	439	4.09	1.39	-
Warrants exercisable as of December 31, 2019	439	4.09	1.14	-

Stock Options

As of December 31, 2019, there were stock options outstanding under the Company’s Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of December 31, 2019 and September 30, 2019 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $(160) and $378 for the three-month periods ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was approximately $1,238 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.96 years.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2019	1,734	3.22	7.84	-
Granted	-	-
Forfeited/Expired	(202)	2.79
Options outstanding as of December 31, 2019	1,532	3.27	7.80	-

Exercisable as of September 30, 2019	720	4.24	6.50	-
Exercisable as of December 31, 2019	794	4.00	7.18	-

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

11. Mezzanine Equity

Series A Convertible Preferred Stock

On April 3, 2017, the Company filed a Statement of Resolution Establishing its Series A Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 160 shares of its authorized preferred stock as Series A Preferred Stock. There are no shares issued and outstanding under this designation.

Series B Convertible Preferred Stock

On April 3, 2017, the Company issued an aggregate of approximately 5,900 shares of no-par value, Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the SNIH acquisition. The no par value, Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all "Junior Securities" (including the Company's Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

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

During three-month period ended December 31, 2018, the Company issued 250 shares of common stock for the conversion of approximately 250 shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

On May 17, 2019, the Company filed a Statement of Resolution Establishing its Series C Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 3,000 shares of its authorized preferred stock as “Series C 8% Cumulative Convertible Preferred Stock”, without par value. The Series C Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Holders of shares of Series C Preferred Stock are entitled to receive an annual non-cash (“PIK”) dividend of 8% of the Liquidation Value per share. Such dividend shall be payable quarterly on June 30, September 30, December 31 and March 31 of each year commencing on June 30, 2019, in preference to any dividend paid on or declared and set aside for the Series B Preferred Stock or any Junior Securities and shall be paid-in-kind in additional shares of Series C Preferred Stock. Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the Series C Preferred Stock have no voting rights.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

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

The Company issued approximately 42 shares and 0 shares of Series C Preferred Stock to Investors related to interest of $42 and $0 on the 8% Notes during three-month periods ending December 31, 2019 and 2018, respectively.

12. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three-month periods ended December 31, 2019 and 2018:

	Three Months Ended, December 31,
	2019	2018
Provision for Income Taxes	171	523
Effective Tax Rate	-4%	-17%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended December 31, 2019 and 2018, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

13. Commitments and Contingencies

Litigation and Claims

The Company and its subsidiaries are involved in various litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

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

	Three Months Ended
	December 31,
	2019	2018
Industrial Staffing Services
Industrial services revenue	$5,655	$5,620
Industrial services gross margin	15.6%	13.9%
Operating income	$281	$255
Depreciation & amortization	$69	$64

Professional Staffing Services
Permanent placement revenue	$4,479	$4,529
Placement services gross margin	100%	100%
Professional services revenue	$27,423	$28,394
Professional services gross margin	26.4%	26.1%
Operating income	$1,562	$2,219
Depreciation and amortization	$1,408	$1,411

Unallocated Expenses
Corporate administrative expenses	$952	$609
Corporate facility expenses	90	106
Stock Compensation expense	597	581
Acquisition, integration and restructuring expenses	377	1,159
Total unallocated expenses	$2,016	$2,455

Consolidated
Total revenue	$37,557	$38,543
Operating (loss) income	(173)	19
Depreciation and amortization	$1,477	$1,475

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of December 31, 2019, we operated thirty-three branch offices in downtown or suburban areas of major U.S. cities in fourteen states. We have one office located in each of Arizona, Washington D.C., Iowa, Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado and Massachusetts, two offices in Illinois, four offices in Texas, seven offices in Ohio and six offices in Florida.

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

Results of Operations

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Professional contract services	$27,423	$28,394	(971)	(3)
Industrial contract services	5,655	5,620	35	1
Total professional and industrial contract services	33,078	34,014	(936)	(3)

Direct hire placement services	4,479	4,529	(50)	(1)
Consolidated net revenues	$37,557	$38,543	(986)	(3)

Contract staffing services contributed $33,078 or approximately 88% of consolidated revenue and direct hire placement services contributed $4,479, or approximately 12%, of consolidated revenue for the three-month period ended December 31, 2019. This compares to contract staffing services revenue of $34,014, or approximately 88%, of consolidated revenue and direct hire placement revenue of $4,529, or approximately 12%, of consolidated revenue for the three-month period ended December 31, 2018.

The overall decrease in contract staffing services revenues of $936, or 3%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily attributable to a lower number of work days during the fiscal quarter ended December 31, 2019 as compared with the fiscal quarter ended December 31, 2018. The lower number of net work days in the fiscal quarter ended December 31, 2019 was due to the Christmas and New Year’s holidays falling mid-week and inclement weather in some portions of the country resulting in higher incidences of client closures, holidays taken and other ancillary time off taken. In addition, lower temporary workforce requirements and reorganization of a few key customers in the quarter ended December 31, 2019 contributed to the net reduction in revenues. Industrial contract services revenue grew by 1% on higher demand, despite experiencing these same conditions in addition to the negative effects of an auto industry strike on some of its clients.

Direct hire placement revenue for the three months ended December 31, 2019 decreased by $50, or approximately 1%, over the three months ended December 31, 2018. The Company believes demand for its direct hire services remains stable and strong and that the decrease in direct hire placement revenue can also be attributed to the holidays and weather conditions and related postponements in recruiting activities at some of its clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three-month period ended December 31, 2019 decreased by approximately 3% to $24,962 compared to $25,812 for the three-month period ended December 31, 2018. The $850 overall decrease in cost of contract services for the three-month period ended December 31, 2019 compared to the three-month period ended December 31, 2018 was primarily attributable to and consistent with the corresponding decline in revenues, which is discussed further below.

Gross Profit percentage by service:
	Three Months Ended
	December 31, 2019	December 31, 2018
Professional contract services	26.4%	26.1%
Industrial contract services	15.6%	13.9%
Professional and industrial services combined	24.5%	24.1%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	33.5%	33.0%

____________

(1) Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month period ended December 31, 2019 was approximately 33.5% as compared with approximately 33.0% for the three-month period ended December 31, 2018.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.4% for three months ended December 31, 2019, which is 0.3% (30 basis points) higher than the gross margin for the three months ended December 31, 2018. This increase is primarily the result of increases in the amounts and mix of higher margin contract services business in IT end markets, including growth in several of the Company’s higher end IT brands during the fiscal quarter ended December 31, 2019, as compared with the same quarter of the prior fiscal year.

The Company’s industrial staffing services gross margin for the three-month period ended December 31, 2019 was approximately 15.6% versus approximately 13.9% for the three-month period ended December 31, 2018. The increase in industrial staffing services gross margin is due to an increase in the estimated amounts of return premiums the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program.

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

The Company’s SG&A for the three-month period ended December 31, 2019 increased by approximately $1,128 as compared to the three-month period ended December 31, 2018. SG&A for the three-month period ended December 31, 2019, as a percentage of revenues was approximately 29% compared to approximately 25% for the three-month period ended December 31, 2018. The increase in SG&A expenses is primarily attributable to the benefit recognized for return premiums the Company was eligible to receive from Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program three-month period ended December 31, 2018; an increase in sales-related compensation, including increased incentive compensation intended to accelerate the Company’s return to sustainable growth; and an increase in professional services fees incurred in connection with the Company’s fiscal 2019 year end audit, tax compliance and SEC reporting.

Acquisition, Integration and Restructuring Expenses

The Company classifies and reports costs incurred related to acquisition, integration and restructuring activities separately from other SG&A within its operating expenses. These costs were $377 and $1,451 for the three-month periods ended December 31, 2019 and 2018, respectively. These costs include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. The significant decline in these costs is the direct result of lessening activities in these areas.

Depreciation Expense

Depreciation expense was $79 for the three-month period ended December 31, 2019, which remained approximately level compared to the three-month period ended December 31, 2018.

Amortization Expense

Amortization expense was $1,398 for the three-month period ended December 31, 2019, which remained approximately level compared to the three-month period ended December 31, 2018.

Loss from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, income from operations decreased by approximately $192 for the three-month period ended December 31, 2019 compared to the three-month period ended December 31, 2018. The decrease is a function of a combination of factors discussed above, including the accelerated vesting of restricted stock to a former president, higher sales-related compensation, including increased incentive compensation intended to accelerate the Company’s return to sustainable growth, and professional services fees incurred in connection with the Company’s fiscal 2019 year end audit, tax compliance and SEC reporting.

Interest Expense

Interest expense for the three-month period ended December 31, 2019, increased by approximately $271 compared to the three-month period ended December 31, 2018. The increase in interest expense is attributable to an increase in the loan balances under the Credit Agreement for the three-month period ended December 31, 2019.

Provision for Income Taxes

The Company recognized a tax expense of approximately $171 for the three-month period ended December 31, 2019. Our effective tax rate for the three-month periods ended December 31, 2019 and 2018, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Loss

As the net result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for the three-month periods ended December 31, 2019 and 2018 of $3,563 and $3,452, respectively. The most significant drivers of the Company’s net loss continue to be the interest costs associated with debt and the amortization expenses associated with the Company identifiable intangible assets.

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

The Company experienced significant net losses for its most recent fiscal years ended September 30, 2019 and 2018, and for the three-month periods ended December 31, 2019 and 2018, and which also have negatively impacted the Company’s ability to generate liquidity. Management believes the Company can generate adequate liquidity to meet its obligations for the foreseeable future and has taken definitive actions to improve operations, reduce costs and improve profitability and liquidity, and position the Company for future growth. In addition, management has successfully negotiated waivers to the Credit Agreement with the Company’s current senior lenders, when needed, and six amendments to date as management works to improve the Company’s operations and to refinance and restructure its current debt and equity capitalization. However, there can be no assurance that the Company will not fall into non-compliance with its loan covenants in the future or that its Lenders will continue to provide waivers or amendments to the Company in the event of future non-compliance with debt covenants or other possible events of default that could happen. There also can be no assurance that the Company will be successful in its efforts to refinance and restructure the Company’s debt and equity capitalization under reasonable terms or at all, or that it will generate adequate liquidity to fund operations and meet its debt service obligations in the future.

The following table sets forth certain consolidated statements of cash flows data:

	Three Months Ended
(in thousands)	December 31, 2019	December 31, 2018
Cash flows (used in) provided by operating activities	$(1,450)	$766
Cash flows used in investing activities	$(58)	$(36)
Cash flows used in financing activities	$(408)	$(443)

As of December 31, 2019, the Company had $2,139 of cash, which was a decrease of approximately $1,916 from approximately $4,055 as of September 30, 2019. As of December 31, 2019, the Company had working capital of approximately $10,252 compared to approximately $8,534 of working capital as of September 30, 2019.

Net cash (used in) provided by operating activities for the three-month periods ended December 31, 2019 and 2018 was approximately $(1,450) and $766, respectively. The negative operating cash flow in the three-month period ended December 31, 2019 is attributable to negative income (lower operating income excluding depreciation and amortization) from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the three-month periods ended December 31, 2019 and 2018.

Cash flow used in financing activities for the three-month periods ended December 31, 2019 and 2018 was primarily for payments on our term loan offset by proceeds from advances taken on the revolving credit facility.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on December 31, 2019, are approximately $2,000. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on December 31, 2019, are approximately $1,891.

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

Under the terms of the Credit Agreement, the Company may borrow up to $73,800 consisting of a four-year term loan in the principal amount of $48,800 and revolving loans in a maximum amount up to the lesser of (i) $25,000 or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of the Company’s eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement, as amended, mature on June 30, 2021.

On the closing date of the Credit Agreement, the Company borrowed $48,800 from term loans and borrowed approximately $7,500 from the Revolving Credit Facility for a total of $56,200, which was used by the Company to repay existing indebtedness, to pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of all of the outstanding stock of SNI Holdco Inc. pursuant to the Merger Agreement. Amounts borrowed under the Credit Agreement also may be used by the Company to partially fund capital expenditures, provide for on-going working capital needs and general corporate needs, and to fund future acquisitions subject to certain customary conditions of the lenders.

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

Following the Fifth Amendment, the Company has met its financial covenants, as amended, for the quarters ended June 30, 2019, September 30, 2019 and December 31, 2019.

On February 12, 2020, the Company and its subsidiaries, as Borrowers, entered into a sixth amendment (the “Sixth Amendment”) to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (the “Credit Agreement”). Under the Sixth Amendment, the Company and its Lenders have negotiated and agreed to amendments to the remaining scheduled principal payments and to the maturity date of the Credit Agreement. The maturity date was extended to June 30, 2021.

Subordinated Debt – Convertible and Non-Convertible

10% Convertible Subordinated Note

On October 2, 2015, the Company issued and sold a Subordinated Note in the aggregate principal amount of $4,185 to JAX Legacy – Investment 1, LLC (“JAX”) pursuant to a Subscription Agreement dated October 2, 2015 between the Company and Jax. On April 3, 2017, the Company and JAX amended and restated the Subordinated Note in its entirety in the form of the 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185. The 10% Note matures on October 3, 2021. The 10% Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share (subject to adjustment as provided in the 10% Note upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). The 10% Note is subordinated in payment to the obligations of the Company to the lending parties to the Credit Agreement, pursuant to a Subordination and Inter-creditor Agreements, dated as of March 31, 2017 by and among the Company, the Borrowers, the Agent and JAX. The 10% Note issued to JAX is not registered under the Securities Act of 1933, as amended (the “Securities Act”). JAX is an accredited investor. The issuance of the 10% Note to JAX is exempt from the registration requirements of the Act in reliance on an exemption from registration provided by Section 4(2) of the Act.

Subordinated Promissory Note

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company issued to the Sellers a subordinated promissory note in the principal amount of $1,000 (the “Subordinated Note”). The Subordinated Note originally bore interest at the rate of 5.5% per annum. Interest on the Subordinated Note is payable monthly and principal can only be paid in stock until the term loan and Revolving Credit Facility are repaid. The Subordinated Note may be prepaid without penalty. The principal of and interest on the Subordinated Note may be paid, at the option of the Company, either in cash or in shares of common stock of the Company or in any combination of cash and common stock. The Sellers have agreed that all payments and obligations under the Subordinated Note shall be subordinate and junior in right of payment to any “Senior Indebtedness” (as defined in the Paladin Agreement) now or hereafter existing to “Senior Lenders” (current or future) (as defined in the Paladin Agreement).

On February 8, 2020, the Company and its subsidiaries, as Borrowers, entered into a first amendment (the “First Amendment”) to the Subordinated Note, dated as of January 20, 2017 (the “Subordinated Note”). Under the First Amendment, the Company and its lender have negotiated and agreed to amend the Subordinated Note to change the maturity date to January 20, 2022.

9.5% Convertible Subordinated Notes

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the SNIH acquisition an aggregate of $12,500 in aggregate principal amount of its 9.5% Notes. The 9.5% Notes mature on October 3, 2021 (the “Maturity Date”). The 9.5% Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrues at the rate of 9.5% per annum and shall be paid quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest may be paid on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock shall be valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes is subordinated in payment to the obligations of the Company to the lending parties to the Credit Agreement, pursuant to those certain Subordination and Inter-creditor Agreements, each dated as of March 31, 2017 by and among the Company, the other borrowers under the Credit Agreement, the Agent under the Credit Agreement and each of the holders of the 9.5% Notes.

8% Convertible Subordinated Notes to Related Parties

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2,000 in aggregate principal amount of its 8% Notes. The 8% Notes mature on October 3, 2021 (the “Maturity Date”). The 8% Notes are convertible into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). Interest on the 8% Notes accrues at the rate of 8% per annum and shall be paid quarterly in non-cash payments-in-kind (“PIK”) in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2019, on each conversion date with respect to the 8% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). Interest shall be paid on an Interest Payment Date in shares of Series C Preferred Stock of the Company, which Series C Preferred Stock shall be valued at its liquidation value. All or any portion of the 8% Notes may be redeemed by the Company for cash at any time. The redemption price shall be an amount equal to 100% of the then outstanding principal amount of the 8% Notes being redeemed, plus accrued and unpaid PIK interest thereon.

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

Series B Convertible Preferred Stock

On April 3, 2017, the Company agreed to issue to certain SNIH Stockholders upon receipt of duly executed letters of transmittal as part of the SNIH acquisition, an aggregate of approximately 5,926 shares of its Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a liquidation preference equal to $4.86 per share and ranks senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. In the event that the Company declares or pays a dividend or distribution on its Common Stock, whether such dividend or distribution is payable in cash, securities or other property, including the purchase or redemption by the Company or any of its subsidiaries of shares of Common Stock for cash, securities or property, the Company is required to simultaneously declare and pay a dividend on the Series B Convertible Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis assuming all Shares had been converted as of immediately prior to the record date of the applicable dividend or distribution. On April 3, 2017, the Company filed a Statement of Resolution Establishing its Series B Convertible Preferred Stock with the State of Illinois. (the “Resolution Establishing Series”). Except as set forth in the Resolution Establishing Series, the holders of the Series B Convertible Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series B Convertible Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks pari passu with or superior to the Series B Convertible Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series B Convertible Preferred Stock is convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $4.86 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

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

During the three months ended December 31, 2018, the Company issued 250 shares of common stock for the conversion of approximately 250 shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

On May 17, 2019, the Company filed a Statement of Resolution Establishing its Series C Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 3,000 of its authorized preferred stock as “Series C 8% Cumulative Convertible Preferred Stock”, without par value. The Series C Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Holders of shares of Series C Preferred Stock shall be entitled to receive an annual non-cash (“PIK”) dividend of 8% of the Liquidation Value per share. Such dividend shall be payable quarterly on June 30, September 30, December 31 and March 31 of each year commencing on June 30, 2019, in preference to any dividend paid on or declared and set aside for the Series B Preferred Stock or any Junior Securities and shall be paid-in-kind in additional shares of Series C Preferred Stock. Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the Series C Preferred Stock have no voting rights. Pursuant to the Resolution Establishing Series, without the prior written consent of holders of not less than a majority of the then total outstanding Shares of Series C Preferred Stock, voting separately as a single class, the Company shall not create, or authorize the creation of, any additional class or series of capital stock of the Company (or any security convertible into or exercisable for any class or series of capital stock of the Company) that ranks superior to the Series C Preferred Stock in relative rights, preferences or privileges (including with respect to dividends, liquidation or voting). Each share of Series C Preferred Stock shall be convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $1.00 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.

During the three months ended December 31, 2019 and 2018, the Company issued approximately 42 shares and 0 shares of Series C Preferred Stock to Investors related to interest of $42 and $0 on the 8% Notes, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2019, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three-month period ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.01*

Six Amendment, dated as of February 12, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP.

10.02*	First Amendment to the Subordinated Promissory Note dated as of February 8, 2020 by and among GEE Group, Inc., Enoch S. Timothy and Dorothy Timothy.

31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GEE GROUP INC.
(Registrant)

Date: February 13, 2020	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer
(Principal Financial and Accounting Officer)

