Form 10-Q
period 2020-03-31
GEE Group Inc.
filed 2020-05-15
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

____________________________________________________________

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2020 was 15,833,038.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2020

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

PART I -FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

ASSETS	March 31, 2020	September 30, 2019
CURRENT ASSETS:
Cash	$2,379	$4,055
Accounts receivable, less allowances ($2,250 and $515, respectively)	17,262	20,826
Prepaid expenses and other current assets	1,583	2,221
Total current assets	21,224	27,102
Property and equipment, net	812	852
Goodwill	72,293	72,293
Intangible assets, net	21,086	23,881
Right-of-use assets	5,497	-
Other long-term assets	286	353
TOTAL ASSETS	$121,198	$124,481
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,459	$3,733
Acquisition deposit for working capital guarantee	183	783
Accrued compensation	5,820	5,212
Short-term portion of term loan, net of discount	-	4,668
Subordinated debt	-	1,000
Current operating lease liabilities	1,616	-
Other current liabilities	1,629	3,172
Total current liabilities	11,707	18,568
Deferred taxes	367	300
Revolving credit facility	15,015	14,215
Term loan, net of discount	40,772	36,029
Subordinated debt	1,000	-
Subordinated convertible debt
(includes $1,428 and $1,269, net of discount, respectively, due to related parties)	18,113	17,954
Noncurrent operating lease liabilities	4,396	-
Other long-term liabilities	159	595
Total long-term liabilities	79,822	69,093

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 5,566 and 5,566 at March 31, 2020 and September 30, 2019, respectively; liquidation value of the preferred series B stock is approximately $27,050 and $27,050 at March 31, 2020 and September 30, 2019, respectively	27,551	27,551
Preferred series C stock; authorized - 3,000 shares; issued and outstanding - 144 and 60 at March 31, 2020 and September 30, 2019, respectively; liquidation value of the preferred series C stock is approximately $144 and $60 at March 31, 2020 and September 30, 2019, respectively	144	60
Total mezzanine equity	27,695	27,611
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 14,557 shares at March 31, 2020 and 12,538 shares at September 30, 2019, respectively	-	-
Additional paid in capital	51,746	49,990
Accumulated deficit	(49,772)	(40,781)
Total shareholders' equity	1,974	9,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$121,198	$124,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
NET REVENUES:
Contract staffing services	$30,265	$31,827	$63,342	$65,840
Direct hire placement services	4,416	4,350	8,895	8,880
NET REVENUES	34,681	36,177	72,237	74,720

Cost of contract services	22,767	24,459	47,729	50,271
GROSS PROFIT	11,914	11,718	24,508	24,449

Selling, general and administrative expenses (including noncash stock-based compensation expense of $356 and $549, and $953 and $1,130 respectively)	12,800	11,041	24,091	22,279
Depreciation expense	69	101	148	180
Amortization of intangible assets	1,398	1,397	2,795	2,793
LOSS FROM OPERATIONS	(2,353)	(821)	(2,527)	(803)
Interest expense	(3,065)	(3,085)	(6,284)	(6,033)
LOSS BEFORE INCOME TAX PROVISION	(5,418)	(3,906)	(8,811)	(6,836)
Provision for income tax	(10)	16	(181)	(506)
NET LOSS	$(5,428)	$(3,890)	$(8,991)	$(7,342)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(5,428)	$(3,890)	$(8,992)	$(7,342)

BASIC AND DILUTED LOSS PER SHARE	$(0.38)	$(0.34)	$(0.66)	$(0.66)
WEIGHTED AVERAGE NUMBER OF
SHARES - BASIC AND DILUTED	14,262	11,414	13,661	11,047

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209
Share-based compensation	-	597	-	597
Issuance of stock for interest	552	402	-	402
Net loss	-	-	(3,563)	(3,563)

Balance, December 31, 2019	13,090	$50,989	$(44,344)	$6,645
Share-based compensation	-	356	-	356
Issuance of stock for restricted stock	500	-	-	-
Issuance of stock for interest	967	401	-	401
Net loss	-	-	(5,428)	(5,428)

Balance, March 31, 2020	14,557	$51,746	$(49,772)	$1,974

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102
Share-based compensation	-	581	-	581
Issuance of stock for interest	171	401	-	401
Conversion of preferred Series B to common stock	250	1,238	-	1,238
Net loss	-	-	(3,452)	(3,452)

Balance, December 31, 2018	11,204	$46,340	$(26,470)	$19,870
Share-based compensation	-	549	-	549
Issuance of stock for interest	517	402	-	402
Net loss	-	-	(3,890)	(3,890)

Balance, March 31, 2019	11,721	$47,291	$(30,360)	$16,931

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Six Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,991)	$(7,342)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,943	2,973
Non-cash lease expense	874	-
Stock Compensation expense	953	1,130
Provision for doubtful accounts	1,735	-
Deferred income taxes	67	502
Amortization of debt discount	561	398
Interest expense paid with common and preferred stock	886	803
Change in acquisition deposit for working capital guarantee	(600)	-
Changes in operating assets and liabilities:
Accounts receivable	1,829	763
Accounts payable	(1,304)	1,374
Accrued compensation	608	(376)
Change in other assets, net of change in other liabilities	(1,627)	2
Net cash (used in) provided by operating activities	(2,066)	227

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(83)	(83)
Net cash used in investing activities	(83)	(83)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(327)	(1,687)
Net proceeds from subordinated debt	-	(107)
Payments on finance leases	-	(24)
Net proceeds from revolving credit	800	1,222
Net cash provided by (used in) financing activities	473	(596)

Net change in cash	(1,676)	(452)

Cash at beginning of period	4,055	3,213

Cash at end of period	$2,379	$2,761

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$4,836	$4,848
Cash paid for taxes	$29	$95
Non-cash investing and financing activities
Conversion of Series B Convertible Preferred Stock to common stock	$-	$1,238
Right-of-use assets, net of deferred rent	$6,371	$-
Operating lease liability	$6,813	$-
Acquisition of equipment with finance lease	$37	$49

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Description of Business

GEE Group Inc. was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Triad Logistics, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company”, “us”, “our’, or “we”) are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, engineering, and medical professionals for direct hire and contract staffing for our clients and provide temporary staffing services for our commercial clients.

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019 as filed on December 23, 2019.

Liquidity

The Company experienced significant net losses for the six-month periods ended March 31, 2020 and 2019, and for its most recent fiscal years ended September 30, 2019 and 2018, which also have negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, management believes the Company has begun to see its operations and business stabilize. Effective April 28, 2020, the Company successfully negotiated and entered into the Seventh Amendment to the Credit Agreement with its senior lenders. The Seventh Amendment (as defined below) is the most significant modification of the Company’s senior credit facilities since inception and provides several important concessions and features, including extending the maturity by two years to June 30, 2023, and adjusting (reducing) cash debt service and thereby improving the Company’s ability to generate liquidity. Effective May 5, 2020 the Company entered into the Eighth Amendment to the Credit Agreement with its senior lenders (the “Eighth Amendment”) which allowed the Company and its subsidiaries to obtain loans from BBVA USA (“BBVA”) pursuant to the Payroll Protection Plan (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have and continue to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting and office clerical (“FA&O) end markets within the professional segment.

Between April 29 and May 4, 2020, the Company was able to obtain CARES Act relief financing under the Paycheck Protection Program (“PPP Loans”) for each of its operating subsidiaries, in the aggregate amount of $19,926. These funds are the only source of financing available to our companies and businesses and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery occurs.

As of March 31, 2020, the Company had cash of approximately $2,379, which was a decrease of approximately $1,676 from approximately $4,055 at September 30, 2019. Working capital at March 31, 2020 was approximately $9,517, as compared to working capital of approximately $8,534 for September 30, 2019.

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

In March 2020, the World Health Organization announced that a novel strain of coronavirus (“COVID-19”) had become pandemic. The COVID-19 had a significant impact on global economies as a result of Federal and Local orders and business closures designed to stop the spread of the virus. We are continuing to monitor developments related to COVID-19 pandemic and related risks including risks related to efforts to mitigate the disease’s spread. The rapid development and fluidity of recent events related to the pandemic creates uncertainty regarding to the ultimate impact on the Company’s results of operations, financial condition, and liquidity. Due to uncertainties related to duration and severity of COVID-19, we may make changes in the judgments and estimates needed to apply the Company’s significant accounting policies that could result in significant impacts on the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $400 and $700, and $600 and $1,300 for the three and six-month periods ended March 31, 2020 and 2019, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2020 and September 30, 2019, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a relatively small accounts receivable allowance. As of March 31, 2020, and September 30, 2019, the allowance for doubtful accounts was $2,250 and $515, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $287 and $197 as of March 31, 2020 and September 30, 2019.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six-month periods ended March 31, 2020 and 2019.

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

Goodwill

In 2019, the Company adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Due to the recent decline in global economic and labor market conditions caused by the global outbreak of the COVID-19 pandemic, the Company considered and reviewed the recoverability of its goodwill and determined, during the three-month period ended March 31, 2020, that no impairment charge was necessary. There were no other events or circumstances that have changed since the last annual test that could more likely than not reduce the fair value of the Company’s reporting segments below its carrying values.

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

Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 13,263 and 13,632, and 11,713 and 11,737 for the three and six-month periods ended March 31, 2020 and 2019, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three and six-month periods ended March 31, 2020 and 2019, advertising expense totaled $553 and $1,037, and $576 and $1,148 respectively.

Intangible Assets

Separately identifiable intangible assets held in the form of customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the six-month periods ended March 31, 2020 and 2019.

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of March 31, 2020, and September 30, 2019, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

Reclassifications

Certain amounts in the prior period presentation have been reclassified to conform with the current presentation.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Current Expected Credit Losses Model. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASC 326”), authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2022. The Company has not yet determined the impact of the new guidance on its consolidated financial statements and related disclosures.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

4. Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2020	September 30, 2019

Computer software	$1,497	$1,497
Office equipment, furniture, fixtures and leasehold improvements	3,687	3,599
Total property and equipment, at cost	5,184	5,096
Accumulated depreciation and amortization	(4,372)	(4,244)
Property and equipment, net	$812	$852

Depreciation expense for each three and six-month periods ended March 31, 2020 and 2019 was approximately $69 and $148, and $101 and $180 respectively.

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

Operating lease expenses was approximately $611 and $1,270, and $700 and $1,500 for the three and six-month periods ended March 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases consisted of the following:

Three Months Ended March 31, 2020
Cash paid for operating lease liabilities	$489
Right-of-use assets obtained in exchange for new operating lease liabilities	$471

Supplemental balance sheet information related to leases consisted of the following:

March 31, 2020
Weighted average remaining lease term for operating leases	2.8 years
Weighted average discount rate for operating leases	6.0%

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2020, including certain closed offices are as follows:

Remainder of Fiscal 2020	$1,029
Fiscal 2021	1,744
Fiscal 2022	1,620
Fiscal 2023	1,095
Fiscal 2024	831
Thereafter	449
Less: Imputed interest	(756)
Present value of operating lease liabilities (a)	$6,012

(a) Includes current portion of $1,616 for operating leases.

6. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of March 31, 2020 and September 30, 2019 and estimated future amortization expense.

	March 31, 2020			September 30, 2019
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$11,754	$17,316	$29,070	$10,321	$18,749
Trade names	8,329	4,669	3,660	8,329	3,958	4,371
Non-Compete agreements	4,331	4,221	110	4,331	3,570	761
Total	$41,730	$20,644	$21,086	$41,730	$17,849	$23,881

Estimated Amortization Expense
Remaining Fiscal 2020	$2,243
Fiscal 2021	4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Thereafter	5,528
$21,086

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

The amortization expense for intangible assets was approximately $1,398 and $2,795, and $1,397 and $2,793 for three and six-month periods ended March 31, 2020 and 2019, respectively.

7. Revolving Credit Facility and Term Loan

Revolving Credit, Term Loan and Security Agreement

The Company and its subsidiaries, as borrowers, are parties to a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with certain investment funds managed by MGG Investment Group LP ("MGG"). The Revolving Credit Facility and Term Loan under the Credit Agreement, as amended, mature on June 30, 2023.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Revolving Credit Facility

As of March 31, 2020, the Company had $15,015 in outstanding borrowings under the Revolving Credit Facility, of which approximately $14,958 was at an interest rate of approximately 11%, and approximately $57 was at an interest rate of approximately 17.25%.

As of March 31, 2020, the Company had approximately $100 available on the Revolving Credit facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	March 31, 2020	September 30, 2019

Term loan	$41,578	$41,905
Unamortized debt discount	(806)	(1,208)
Term loan, net of discount	40,772	40,697
Short term portion of term loan, net of discounts	-	4,668
Long term portion of term loan, net of discounts	$40,772	$36,029

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on June 30, 2023. Principal payments are required as follows: fiscal 2020 – $0, fiscal 2021- $889, fiscal 2022 – $1,779, and fiscal 2023 - $38,910.

The Company also was required to prepay the outstanding amount of the Term Loan in an amount equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2019 (refer to Seventh Amendment to Credit Agreement, below, and Note 15. Subsequent Events.). The Company does not owe any amount as of March 31, 2020.

As of March 31, 2020, the Company had $41,578 in outstanding borrowings under the Term Loan that have an annual cash interest rate of approximately 11%, plus additional interest at an annual rate of 5% in the form of PIK (noncash, paid-in-kind), which accrues and is added to the balance of the Term Loan on a monthly basis.

The Credit Agreement includes financial and other restrictive covenants. Financial covenants include minimum fixed charge coverage ratios, minimum EBITDA, as defined under the Credit Agreement to include certain adjustments, and a maximum senior leverage ratios. The Company measures and certifies these covenants quarterly. The financial covenants are measured on a trailing four quarter basis as of the end of each quarter. The Company did not meet its financial covenants for the trailing four quarters ended March 31, 2020. The Company received a waiver for missing the March 31, 2020 covenants and its future financial covenants have been reset under the Seventh and Eighth Amendments of the Credit Agreement (refer to Seventh Amendment to Credit Agreement, below, and Note 15. Subsequent Events.).

The Credit Agreement also permits capital expenditures up to a certain level and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

Seventh Amendment to Credit Agreement

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment, dated as of April 28, 2020 (the "Seventh Amendment"), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"). The Seventh Amendment represents the most significant loan modification of the Company’s Credit Agreement since inception. The Company and its senior lenders previously entered into the Sixth Amendment on February 12, 2020, while negotiating and in contemplation of the larger loan modification contained in Seventh Amendment. (See Note 15. Subsequent Events.)

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Eighth Amendment to Credit Agreement and CARES Act Payroll Protection Program Loans

On May 5, 2020 the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,926 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. (See Note 15. Subsequent Events.). On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment served as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement. (See Note 15. Subsequent Events.)

8. Accrued Compensation

Accrued Compensation, is comprised of accrued wages, the related payroll taxes, employee benefits of the Company's employees, including those working on contract assignments, commissions earned and not yet paid and estimated commissions and bonuses payable.

9. Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	March 31,	September 30,
	2020	2019

10% Convertible Subordinated Note	$4,185	$4,185
Subordinated Promissory Note	1,000	1,000
9.5% Convertible Subordinated Note	12,500	12,500
8% Convertible Subordinated Notes, net of discount, due to related parties	1,428	1,269
Total subordinated debt, convertible and non-convertible	19,113	18,954
Short term portion of subordinated debt, convertible and non-convertible	-	(1,000)
Long term portion of subordinated debt, convertible and non-convertible	$19,113	$17,954

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to JAX Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the amount of $4,185.

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

The Company issued shares of common stock to JAX Legacy related to the conversion of the subordinated note and the interest of approximately 261 and 410 for the three and six-month periods ended March 31, 2020 and 149 and 189 for the three and six-month periods ended March 31, 2019, respectively. The stock was valued at approximately $105 and $210 for each three and six-month periods ended March 31, 2020 and March 31, 2019.

On April 3, 2020 the Company issued 345 shares of common stock to JAX Legacy related to interest of $105 on the 10% Note.

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

On February 8, 2020, the Company and its subsidiaries, as Borrowers, entered into a first amendment (the “First Amendment”) to the Subordinated Note, dated as of January 20, 2017 (the “Subordinated Note”). Under the First Amendment, the Company and its lender have negotiated and agreed to amend Subordinated Note to change maturity date to January 20, 2022.

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

The Company issued shares of common stock to the SNI Sellers related to interest of $300 on the 9.5% Notes of approximately 706 and 1,108 for the three and six-month periods ended March 31, 2020 and 367 and 498 for the three and six-month periods ended March 31, 2019, respectively. The stock was valued at approximately $300 and $600 for each three and six-month periods ended March 31, 2020 and March 31, 2019.

On April 3, 2020 the Company issued approximately 931 shares of common stock to the SNI Sellers related to interest of $300 on the 9.5% Notes.

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

The Company issued approximately 42 shares and 83 shares of Series C Preferred Stock to Investors related to interest of $42 and $83 on the 8% Notes for the three and six-month periods ended March 31, 2020, respectively. There were no shares issued for the three and six-month periods ended March 31, 2019.

The BCF for the 8% Notes is recorded as a discount to their carrying value and is equal to the fair value of the conversion feature. The discount will be amortized as interest over the period from the date of issuance to maturity. The total BCF recorded was approximately $841. For the three and six-month periods ended March 31, 2020, the Company amortized approximately $80 and $160, and of debt discount, respectively.

Future minimum payments of all subordinated debt will total approximately as follows: fiscal 2020 - $0, fiscal 2021- $0 and fiscal 2022 - $19,700.

Seventh Amendment to Credit Agreement

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment to the Credit Agreement. Under the Seventh Amendment, the Company has agreed to the condition that it will pursue, negotiate and execute conversions of all of the Company’s outstanding subordinated debt and preferred stock into shares of the Company’s common stock. The Company has up to 60 days after the effective date of the Seventh Amendment (until June 27, 2020) to enter into definitive agreements with all parties to effect the conversions and up to 90 days thereafter (until September 25, 2020) to obtain required shareholder approvals and execute the conversions, with the provision that the Company may be granted another 30 days by Lenders at their discretion. In the event the Company is unable to satisfactorily meet the conversion condition within the specified time frames, an Event of Default under the Credit Agreement will be deemed to have occurred. (See Note 15. Subsequent Events.)

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

10. Equity

During six-month period ended March 31, 2019, the Company issued 250 shares of common stock for the conversion of approximately 250 shares of Series B Convertible Preferred Stock, respectively (See Note 11).

Restricted Stock

The Company did not grant restricted stock during six-month periods ended March 31, 2020 and 2019. Stock-based compensation expense attributable to restricted stock was $130 and $885, and $200 and $400 during the three and six-month periods ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $700 of unrecognized compensation expense related to restricted stock outstanding. On November 23, 2019, 500 shares of restricted common stock held by the Company’s former president became fully vested upon his passing. These shares were issued during six-month period ended March 31, 2020. No shares were issued during the six-month period ended March 31, 2019.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2019	1,500	1.76
Issued	(500)	2.21
Non-vested restricted stock outstanding as of March 31, 2020	1,000	1.53

Warrants

No warrants were granted or exercised during the six-month period ended March 31, 2020.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2019	439	4.09	1.39	-
Granted	-	-
Expired	-	-
Warrants outstanding as of December 31, 2019	439	4.09	1.14	-
Granted	-	-
Expired	(237)	2.50
Warrants outstanding as of March 31, 2020	202	5.95	2.11	-

Warrants exercisable as of September 30, 2019	439	4.09	1.39	-
Warrants exercisable as of March 31, 2020	202	5.95	2.11	-

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Stock Options

As of March 31, 2020, there were stock options outstanding under the Company’s Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of March 31, 2020 and September 30, 2019 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $226 and $68, and $300 and $700 for the three and six-month periods ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $960 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.96 years.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2019	1,734	3.22	7.84	-
Granted	-	-
Forfeited/Expired	(202)	2.79
Options outstanding as of December 31, 2019	1,532	3.27	7.80	-
Granted	-	-
Forfeited/Expired	(42)	6.70
Options outstanding as of March 31, 2020	1,490	3.17	7.61	-

Exercisable as of September 30, 2019	720	4.24	6.50	-
Exercisable as of March 31, 2020	757	3.85	7.01	-

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

During six-month period ended March 31, 2019, the Company issued 250 shares of common stock for the conversion of approximately 250 shares of Series B Convertible Preferred Stock.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company issued approximately 42 shares and 83 shares of Series C Preferred Stock to Investors related to interest of $42 and $83 on the 8% Notes during three and six-month periods ending March 31, 2020, respectively. There were no shares issued for the three and six-month periods ended March 31, 2019.

Seventh Amendment to Credit Agreement

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment to the Credit Agreement. Under the Seventh Amendment, the Company has agreed to the condition that it will pursue, negotiate and execute conversions of all of the Company’s outstanding subordinated debt and preferred stock into shares of the Company’s common stock. The Company has up to 60 days after the effective date of the Seventh Amendment (until June 27, 2020) to enter into definitive agreements with all parties to effect the conversions and up to 90 days thereafter (until September 25, 2020) to obtain required shareholder approvals and execute the conversions, with the provision that the Company may be granted another 30 days by Lenders at their discretion. In the event the Company is unable to satisfactorily meet the conversion condition within the specified time frames, an Event of Default under the Credit Agreement will be deemed to have occurred. (See Note 15. Subsequent Events.)

12. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended, March 31,
	2020	2019
Provision for Income Taxes	10	(16)
Effective Tax Rate	0%	1%

Our effective tax rate for the three-month period ended March 31, 2020, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

Our effective tax rate for the three-month period ended March 31, 2019 is lower than the statutory tax rate primarily due to a decrease in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

The following table presents the provision for income taxes and our effective tax rate for the six-month periods ended March 31, 2020 and 2019:

	Six Months Ended, March 31,
	2020	2019
Provision for Income Taxes	181	506
Effective Tax Rate	-2%	-7%

Our effective tax rate for the six-month period ended March 31, 2020 and 2019, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

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

	2020	2019	2020	2019
Industrial Staffing Services
Industrial services revenue	$4,471	$5,095	$10,126	$10,715
Industrial services gross margin	14.1%	13.6%	15.0%	13.7%
Operating (loss) income	$(1,616)	$82	$(1,335)	$337
Depreciation & amortization	$70	$66	$139	$130

Professional Staffing Services
Permanent placement revenue	$4,416	$4,350	$8,895	$8,880
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$25,794	$26,732	$53,216	$55,125
Professional services gross margin	26.6%	25.0%	26.5%	25.6%
Operating income	$2,126	$1,413	$3,688	$3,632
Depreciation and amortization	$1,397	$1,432	$2,804	$2,843

Unallocated Expenses
Corporate administrative expenses	$2,415	$1,695	$3,744	$3,464
Corporate facility expenses	92	72	182	178
Stock Compensation expense	356	549	953	1,130
Total unallocated expenses	$2,863	$2,316	$4,879	$4,772

Consolidated
Total revenue	$34,681	$36,177	$72,237	$74,720
Operating loss	(2,353)	(821)	(2,526)	(803)
Depreciation and amortization	$1,467	$1,498	$2,943	$2,973

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

15. Subsequent Events

Seventh Amendment to Credit Agreement

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment, dated as of April 28, 2020 (the "Seventh Amendment"), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"). The Seventh Amendment represents the most significant loan modification of the Company’s Credit Agreement since inception. The Company and its senior lenders previously entered into the Sixth Amendment on February 12, 2020, while negotiating and in contemplation of the larger loan modification contained in Seventh Amendment.

The Seventh Amendment extends the maturity of the Credit Agreement from June 30, 2021 to June 30, 2023, lowered cash interest approximately 500 basis points (5%) per annum, postponed quarterly principal payments to recommence beginning June 30, 2021, and reduced the amounts of quarterly principal payments from the current $500,000 per quarter to $445,525. The Company has agreed to pay 5% PIK (non-cash, paid-in-kind) interest on the Term Loan only, which is accrued and added to the balance of the Term Loan and to pay a restructuring fee of $3,478 and an exit fee of $1,500, which became fully earned upon the effective date, but are payable upon the occurrence of a triggering event. The triggering events include a change in control, refinancing, maturity or other termination of the senior loans, and in the case of the restructuring fee, an acquisition by the Company also is considered a triggering event. In addition, the Company has agreed that for each six month period commencing with the period ending on March 31, 2021 and for each fiscal year commencing with the fiscal year ending on September 30, 2021, it shall utilize its “Specified Excess Cash Flow Amount” (as defined in the Credit Agreement) to repay amounts outstanding under the Credit Agreement.

Under the Seventh Amendment, the Company also has agreed to the condition that it will pursue, negotiate and execute conversions of all of the Company’s outstanding subordinated debt and preferred stock into shares of the Company’s common stock. The Company has up to 60 days after the effective date of the Seventh Amendment (until June 27, 2020) to enter into definitive agreements with all parties to effect the conversions and up to 90 days thereafter (until September 25, 2020) to obtain required shareholder approvals and execute the conversions, with the provision that the Company may be granted another 30 days by Lenders at their discretion.

In the event the Company meets the conversion condition of the agreement, it will then have the option to settle the restructuring fee, exit fee, and accumulated PIK balance, each when due, in cash or in shares of the Company’s common stock. In the case of the latter, the amount or number of shares distributable to the Senior Lenders are to be determined using the most favorable conversion rate at which the holders of the Company’s subordinated indebtedness or preferred stock have converted their securities to shares of common stock of the Company in their conversion transactions. In the event the Company is unable to satisfactorily meet the conversion condition within the specified time frames, an Event of Default under the Credit Agreement will be deemed to have occurred.

Eighth Amendment to Credit Agreement and CARES Act Payroll Protection Program Loans

On May 5, 2020 the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,926 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. (See Note 15. Subsequent Events.). On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment to the Credit Agreement serves as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement.

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of March 31, 2020, we operated thirty-three branch offices in downtown or suburban areas of major U.S. cities in fourteen states. We have one office located in each of Arizona, Washington D.C., Iowa, Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado and Massachusetts, two offices in Illinois, four offices in Texas, seven offices in Ohio and six offices in Florida.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended March 31,
(in thousands)	2020	2019	Change	Change
Professional contract services	$25,794	$26,732	$(938)	-4%
Industrial contract services	4,471	5,095	(624)	-12%
Total professional and industrial contract services	30,265	31,827	(1,562)	-5%

Direct hire placement services	4,416	4,350	66	2%
Consolidated net revenues	$34,681	$36,177	$(1,496)	-4%

Contract staffing services contributed $30,265 or approximately 87% of consolidated revenue and direct hire placement services contributed $4,416, or approximately 13%, of consolidated revenue for the three-month period ended March 31, 2020. This compares to contract staffing services revenue of $31,827, or approximately 88%, of consolidated revenue and direct hire placement revenue of $4,350, or approximately 12%, of consolidated revenue for the three-month period ended March 31, 2019.

The overall decrease in contract staffing services revenues of $1,562, or 5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to coronavirus outbreak that resulted in client closures, postponements in recruiting activities at some clients, and layoffs. Reduction in temporary workforce requirements and reorganization of a few key customers in the quarter ended March 31, 2020 contributed to the net reduction in revenues. Additionally, jobseekers are more hesitant to enter the process due to uncertain times and concerns over the face-to-face nature of the recruiting process. We are striving to leverage our digital capabilities to ensure we continue to recruit top talent for our clients. In addition to the Coronavirus Pandemic-related weakness in demand for our services beginning in approximately the last half of the month of March 2020, our professional contract services segment finance, accounting and office end markets and our industrial contract services segment experienced some contraction in customer orders in the March 2020 quarter as compared with the March 2019 quarter, which we estimate accounted for approximately $2,218 and $624, respectively, of the decline. Offsetting these declines were increases in the Company’s IT professional services end markets; the largest component of our professional contract services segment, which increased $1,279 in the March 2020 quarter as compared with March 2019.

Direct hire placement revenue for the three months ended March 31, 2020 increased by $66, or approximately 2%, over the three months ended March 31, 2019.

Despite the relative performance of the contract and direct hire revenues in the March quarters year over year, since the Coronavirus Pandemic outbreak in approximately mid-March 2020, the Company has seen demand for its direct hire services drop significantly.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended March 31, 2020 decreased by approximately 7% to $22,767 compared to $24,459 for the three months ended March 31, 2019. The $1,692 overall decrease in cost of contract services for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to and consistent with the corresponding decline in revenues, which is discussed further below.

Gross Profit percentage by service:
	Three Months
	Ended March 31,
	2020	2019
Professional contract services	26.6%	25.0%
Industrial contract services	14.1%	13.6%
Professional and industrial services combined	24.8%	23.2%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	34.4%	32.4%

________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month period ended March 31, 2020 was approximately 34.4% as compared with approximately 32.4% for the three-month period ended March 31, 2019.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.6% for three-month period ended March 31, 2020 compared to approximately 25.0% for the three-months period ended March 31, 2019. This increase is primarily the result of increases in the amounts and mix of higher margin contract services business in IT end markets, including growth in several of the Company’s higher end IT brands during the fiscal quarter ended March 31, 2020, as compared with the same quarter of the prior fiscal year.

The Company’s industrial staffing services gross margin for the three-month period ended March 31, 2020 was approximately 14.1% versus approximately 13.6% for the three-month period ended March 31, 2019. The increase in industrial staffing services gross margin is due to an increase in the estimated amounts of return premiums the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program.

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

The Company’s SG&A for the three-month period ended March 31, 2020 increased by approximately $1,759 as compared to the three-month period ended March 31, 2019. SG&A for the three-month period ended March 31, 2020, as a percentage of revenues was approximately 37% compared to approximately 31% for the three-month period ended March 31, 2019. The increase in SG&A expenses is primarily attributable to increases made in our allowance for doubtful accounts. A significant portion of the increase is attributable to a single customer of our industrial services segment who filed for bankruptcy protection during March 2020. Approximately $537 of the Company’s SG&A incurred in the quarter ended March 31, 2020, represents personnel-related costs associated with former employees laid off, effective March 25, 2020, in response to the downturn associated with the coronavirus outbreak.

SG&A also includes certain costs and expenses incurred related to acquisition, integration and restructuring activities, including corporate legal and general expenses associated with capital markets activities and not directly associated with core business operations. These costs were $776 and $592 for the three-month periods ended March 31, 2020 and 2019, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. The net increase in these costs for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019 is primarily attributable to costs incurred to align operational needs related to coronavirus outbreak.

Depreciation Expense

Depreciation expense was $69 for the three-month period ended March 31, 2020, which remained approximately level compared to the three-month period ended March 31, 2019.

Amortization Expense

Amortization expense was $1,398 for the three-month period ended March 31, 2020, which remained approximately level compared to the three-month period ended March 31, 2019.

Loss from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, loss from operations increased by approximately $1,533 for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019. The increase is a function of a combination of factors discussed above, including the increase in costs incurred to align operational needs related to coronavirus outbreak, and recognition of provision for doubtful accounts related to a key customer who filed for a bankruptcy.

Interest Expense

Interest expense was approximately $3,065 for the three-month period ended March 31, 2020, which remained approximately level compared to the three-month period ended March 31, 2019.

Provision for Income Taxes

The Company recognized a tax expense of approximately $10 for the three-month period ended March 31, 2020. Our effective tax rate for the three-month periods ended March 31, 2020 and 2019, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Loss

As the net result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for the three-month periods ended March 31, 2020 and 2019 of $5,428 and $3,890, respectively. In addition to  the items discussed above, other significant drivers of the Company’s net loss have been the interest costs associated with debt and the amortization expenses associated with the Company identifiable intangible assets.

The Company continues to pursue opportunities to selectively increase revenue producing headcount in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve setting aggressive new business growth targets, including initiatives to increase services to existing customers, increasing its numbers of revenue producing core professionals, including primarily, business development managers and recruiters, changes to compensation, commission and bonus plans to better incentivize producers, and frequent interaction with the field to monitor and motivate growth. The Company’s strategy entails both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have and continue to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting and office clerical (“FA&O) end markets within the professional segment.

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment, dated as of April 28, 2020 (the "Seventh Amendment"), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"). The Seventh Amendment represents the most significant loan modification of the Company’s Credit Agreement since inception.

On May 5, 2020 the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,926 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment served as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement. The CARES Act PPP relief funds are the only source of financing available to our companies and businesses to help withstand the significant downturn and disruptions we are now undergoing and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

Management believes that the execution of the amendments to its senior Credit Agreement and the CARES Act PPP loans and related funding will provide significant needed relief to the otherwise negative effects of the present Coronavirus Pandemic.

Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months
	Ended March 31,
(in thousands)	2020	2019	$ Change	Change
Professional contract services	$53,216	$55,125	(1,909)	-3%
Industrial contract services	10,126	10,715	(589)	-5%
Total professional and industrial contract services	63,342	65,840	(2,498)	-4%

Direct hire placement services	8,895	8,880	15	0%
Consolidated net revenues	$72,237	$74,720	(2,483)	-3%

Contract staffing services contributed $63,342 or approximately 88% of consolidated revenue and direct hire placement services contributed $8,895, or approximately 12%, of consolidated revenue for the six-month period ended March 31, 2020. This compares to contract staffing services revenue of $65,840, or approximately 88%, of consolidated revenue and direct hire placement revenue of $8,880, or approximately 12%, of consolidated revenue for the six-month period ended March 31, 2019.

The overall decrease in contract staffing services revenues of $2,498, or 4%, for the six-month period ended March 31, 2020 compared to the six-month period ended March 31, 2019 was primarily attributable to coronavirus outbreak that resulted in client closures, postponements in recruiting activities at some clients, and layoffs. Reduction in temporary workforce requirements and reorganization of a few key customers in the quarter ended March 31, 2020 contributed to the net reduction in revenues. Additionally, jobseekers are more hesitant to enter the process due to uncertain times and concerns over the face-to-face nature of the recruiting process. We are striving to leverage our digital capabilities to ensure we continue to recruit top talent for our clients. In addition to the Coronavirus Pandemic-related weakness in demand for our services beginning in approximately the last half of the month of March 2020, our professional contract services segment finance, accounting and office end markets and our industrial contract services segment experienced some contraction in customer orders in the first half of our 2020 fiscal year through March 31, 2020, as compared with the first half of our 2019 fiscal year through March 31, 2019, which we estimate accounted for approximately $4,658 and $589 respectively, of the decline. Offsetting these declines were increases in the Company’s IT professional services end markets; the largest component of our professional contract services segment, which increased $2,748 in the first half of our 2020 fiscal year through March 31, 2020, as compared with the first half of our 2019 fiscal year through March 31, 2019.

Direct hire placement revenue for the six-month period ended March 31, 2020 remained consistent with the six-month period ended March 31, 2019. Despite the consistent performance of the direct hire revenues in the March quarters year over year, since the Coronavirus Pandemic outbreak in approximately mid-March 2020, the Company has seen demand for its direct hire services drop significantly.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the six-month period ended March 31, 2020 decreased by approximately 5% to $47,729 compared to $50,271 for the six-month period ended March 31, 2019. The $2,542 overall decrease in cost of contract services for the six-month period ended March 31, 2020 compared to the six-month period ended March 31, 2019 was primarily attributable to and consistent with the corresponding decline in revenues, which is discussed further below.

Gross Profit percentage by service:
	Six Months
	Ended March 31,
	2020	2019
Professional contract services	26.5%	25.6%
Industrial contract services	15.0%	13.7%
Professional and industrial services combined	24.7%	23.6%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	33.9%	32.7%

________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the six-month period ended March 31, 2020 was approximately 33.9% as compared with approximately 32.7% for the six-month period ended March 31, 2019.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.5% for six-month period ended March 31, 2020. The increase is primarily the result of increases in the amounts and mix of higher margin contract services business in IT end markets, including growth in several of the Company’s higher end IT brands during six-month period ended March 31, 2020, as compared with the same period of the prior fiscal year.

The Company’s industrial staffing services gross margin for the six-month period ended March 31, 2020 was approximately 15.0% versus approximately 13.7% for the six-month period ended March 31, 2019. The increase in industrial staffing services gross margin is due to an increase in the estimated amounts of return premiums the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program.

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

The Company’s SG&A for the six-month period ended March 31, 2020 increased by approximately $1,813 as compared to the six-month period ended March 31, 2019. SG&A for the six-month period ended March 31, 2020, as a percentage of revenues was approximately 33% compared to approximately 30% for the six-month period ended March 31, 2019. The increase in SG&A expenses is primarily attributable to a recognition of provision for doubtful accounts related to a key customer who filed for a bankruptcy protection during March 2020. Approximately $1,057 of the Company’s SG&A incurred in the six months ended March 31, 2020, represents personnel-related costs associated with former employees laid off, effective March 25, 2020, in response to the downturn associated with the coronavirus outbreak.

SG&A also includes certain costs and expenses incurred related to acquisition, integration and restructuring activities, including corporate legal and general expenses associated with capital markets activities and not directly associated with core business operations. These costs were $633 and $1,751 for the six-month periods ended March 31, 2020 and 2019, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. The decline of approximately $1,118 of these costs, is primarily the result of lessening acquisition, integration and restructuring activities in the first half of our 2020 fiscal year as compared with the first half of our 2019 fiscal year.

Depreciation Expense

Depreciation expense was $148 for the six-month period ended March 31, 2020, which remained approximately level compared to the six-month period ended March 31, 2019.

Amortization Expense

Amortization expense was $2,795 for the six-month period ended March 31, 2020, which remained approximately level compared to the six-month period ended March 31, 2019.

Loss from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, income from operations decreased by approximately $1,723 for the six-month period ended March 31, 2020 compared to the six-month period ended March 31, 2019. The decrease is a function of a combination of factors discussed above, mainly due to recognition of provision for doubtful accounts related to a key customer who filed for a bankruptcy.

Interest Expense

Interest expense for the six-month period ended March 31, 2020, increased by approximately $251 compared to the six-month period ended March 31, 2019. The increase in interest expense is attributable to an increase in the loan balances under the Credit Agreement for the six-month period ended March 31, 2019.

Provision for Income Taxes

The Company recognized a tax expense of approximately $181 for the six-month period ended March 31, 2020. Our effective tax rate for the six-month periods ended March 31, 2020 and 2019, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Loss

As the net result of the matters discussed regarding revenues and expenses above, the Company incurred net losses for the six-month periods ended March 31, 2020 and 2019 of $8,991 and $7,342, respectively. In addition to the items discussed above, other significant drivers of the Company’s net loss have been the interest costs associated with debt and the amortization expenses associated with the Company identifiable intangible assets.

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

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have and continue to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting and office clerical (“FA&O) end markets within the professional segment.

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment, dated as of April 28, 2020 (the "Seventh Amendment"), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"). The Seventh Amendment represents the most significant loan modification of the Company’s Credit Agreement since inception.

On May 5, 2020 the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,926 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment served as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement. The CARES Act PPP relief funds are the only source of financing available to our companies and businesses to help withstand the significant downturn and disruptions we are now undergoing and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

Management believes that the execution of the amendments to its senior Credit Agreement and the CARES Act PPP loans and related funding will provide significant needed relief to the otherwise negative effects of the present Coronavirus Pandemic.

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

The following table sets forth certain consolidated statements of cash flows data:

	Six Months
	Ended March 31,
(in thousands)	2020	2019
Cash flows (used in) provided by operating activities	$(2,066)	$227
Cash flows used in investing activities	$(83)	$(83)
Cash flows provided by (used in) financing activities	$473	$(596)

As of March 31, 2020, the Company had $2,379 of cash, which was a decrease of approximately $1,676 from approximately $4,055 as of September 30, 2019. As of March 31, 2020, the Company had working capital of approximately $9,517 compared to approximately $8,534 of working capital as of September 30, 2019.

Net cash (used in) provided by operating activities for the six-month periods ended March 31, 2020 and 2019 was approximately $(2,066) and $227, respectively. The negative operating cash flow in the six-month period ended March 31, 2020 is attributable to negative income (lower operating income excluding depreciation and amortization) from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the six-month periods ended March 31, 2020 and 2019.

Cash flow provided by (used in) financing activities for the six-month periods ended March 31, 2020 and 2019 was primarily for payments on our term loan offset by proceeds from advances taken on the revolving credit facility.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on March 31, 2020, are approximately $0. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on March 31, 2020, are approximately $1,921.

The Company experienced significant net losses for the six-month periods ended March 31, 2020 and 2019, and for its most recent fiscal years ended September 30, 2019 and 2018, which also have negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, the Company has begun to see its operations and business stabilize. Effective April 28, 2020, the Company successfully negotiated and entered into the Seventh Amendment to the Credit Agreement with its senior lenders. The Seventh Amendment (as defined below) is the most significant modification of the Company’s senior credit facilities since inception and provides several important concessions and features, including extending the maturity by two years to June 30, 2023, and adjusting (reducing) cash debt service and thereby improving the Company’s ability to generate liquidity.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have and continue to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting and office clerical (“FA&O) end markets within the professional segment.

On May 5, 2020 the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,926 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the "Eighth Amendment") to the Credit Agreement. The Eighth Amendment served as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement. The CARES Act PPP relief funds are the only source of financing available to our companies and businesses to help withstand the significant downturn and disruptions we are now undergoing and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery occurs.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2020, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's six-month period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In evaluating us and our common stock, in addition to the risk factor below, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“2019 Form 10-K”), and filed with the SEC on December 23, 2019. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2019 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Our business, results of operations, and financial condition have been and may continue to be adversely impacted in material respects by the coronavirus pandemic, and future adverse impacts could be material and difficult to predict.

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions (including declared states of emergency and quarantine, “shelter in place” orders, or similar orders), non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our services and workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a majority of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 may include continued or expanded closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our services or workforce solutions, or that they will attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect our business, results of operations, and financial condition to continue to be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit
10.01

Seventh Amendment, dated as of April 28, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP. Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference.

10.02

Registration Rights Agreement, dated as of April 28, 2020, by and among GEE Group Inc., an Illinois corporation, with headquarters located at 7751 Belfort Parkway, Suite 150, Jacksonville, FL 32256, and CM Finance SPV, Ltd. Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference.

10.03

Registration Rights Agreement, dated as of April 28, 2020, by and among GEE Group Inc., an Illinois corporation, with headquarters located at 7751 Belfort Parkway, Suite 150, Jacksonville, FL 32256, and MGG Investment Group LP. Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2020 and incorporated herein by reference.

10.04

Eighth Amendment dated as of May 5, 2020 to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group, Inc., the other Borrowers and Guarantors named therein, the lenders named therein and MGG Investment Group LP, as administrative agent, term loan agent and collateral agent for the lenders named therein. Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.05

Promissory Note dated April 30, 2020 by GEE Group, Inc. in favor of BBVA USA, as lender. Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.06

Promissory Note dated May 1, 2020 by Scribe Solutions, Inc. in favor of BBVA USA, as lender. Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.07

Promissory Note dated April 29, 2020 by Agile Resources, Inc. in favor of BBVA USA, as lender. Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.08

Promissory Note dated May 1, 2020 by Access Data Consulting Corporation. in favor of BBVA USA, as lender. Filed as Exhibit 10.5 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.09

Promissory Note dated April 30, 2020 by Paladin Consulting, Inc. in favor of BBVA USA, as lender. Filed as Exhibit 10.6 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.10

Promissory Note dated May 4, 2020 by SNI Companies, Inc. in favor of BBVA USA, as lender. Filed as Exhibit 10.7 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.11

Promissory Note dated May 1, 2020 by Triad Personnel Services, Inc. in favor of BBVA USA, as lender. Filed as Exhibit 10.8 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.12

Promissory Note dated May 7, 2020 by Triad Logistics, Inc. in favor of BBVA USA, as lender. Filed as Exhibit 10.9 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

10.13

Promissory Note dated May 4, 2020 by BMCH, Inc. in favor of BBVA USA, as lender. Filed as Exhibit 10.10 to the current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2020 and incorporated herein by reference.

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

_________

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

GEE GROUP INC.
(Registrant)

Date: May 15, 2020	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

