Form 10-Q
period 2020-06-30
GEE Group Inc.
filed 2020-08-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

______________________________________________________________

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2020 was 17,667,123.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2020

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “believe”, “will” and “expect.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company’s actual results to differ materially from those in the forward-looking statements include, without limitation, the negative effects of the Coronavirus Pandemic, including uncertainties regarding economic recovery and changed socioeconomic norms, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	June 30, 2020	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$16,577	$4,055
Accounts receivable, less allowances ($2,149 and $515, respectively)	13,689	20,826
Prepaid expenses and other current assets	1,449	2,221
Total current assets	31,715	27,102
Property and equipment, net	811	852
Goodwill	72,293	72,293
Intangible assets, net	19,960	23,881
Right-of-use assets	4,679	-
Other long-term assets	292	353
TOTAL ASSETS	$129,750	$124,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,627	$3,733
Acquisition deposit for working capital guarantee	3	783
Accrued compensation	6,351	5,212
Short-term portion of term loan, net of discount	-	4,668
Subordinated debt	-	1,000
Current Paycheck Protection Program Loans	7,851	-
Current operating lease liabilities	1,690	-
Other current liabilities	6,313	3,172
Total current liabilities	24,835	18,568
Deferred taxes	400	300
Paycheck Protection Program Loans	12,076	-
Revolving credit facility	11,828	14,215
Term loan, net of discount	36,767	36,029
Subordinated convertible debt
(includes $0 and $1,269, net of discount, respectively, due to related parties)	-	17,954
Noncurrent operating lease liabilities	4,036	-
Other long-term liabilities	148	595
Total long-term liabilities	65,255	69,093

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 0 and 5,566 at June 30, 2020 and September 30, 2019, respectively; liquidation value of the preferred series B stock is approximately $0 and $27,050 at June 30, 2020 and September 30, 2019, respectively	-	27,551
Preferred series C stock; authorized - 3,000 shares; issued and outstanding - 0 and 60 at June 30, 2020 and September 30, 2019, respectively; liquidation value of the preferred series C stock is approximately $0 and $60 at June 30, 2020 and September 30, 2019, respectively	-	60
Total mezzanine equity	-	27,611
SHAREHOLDERS’ EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 17,667 shares at June 30, 2020 and 12,538 shares at September 30, 2019, respectively	-	-
Additional paid in capital	57,762	49,990
Accumulated deficit	(18,102)	(40,781)
Total shareholders’ equity	39,660	9,209
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,750	$124,481

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET REVENUES:
Contract staffing services	$23,493	$33,217	$86,835	$99,057
Direct hire placement services	3,101	4,884	11,996	13,764
NET REVENUES	26,594	38,101	98,831	112,821

Cost of contract services	16,925	24,521	64,654	74,093
GROSS PROFIT	9,669	13,580	34,177	38,728

Selling, general and administrative expenses (including noncash stock-based compensation expense of $337 and $531, and $1,290 and $1,661 respectively)	10,208	11,559	34,299	34,537
Depreciation expense	33	89	181	269
Amortization of intangible assets	1,125	1,396	3,921	4,189
Goodwill impairment charge	-	4,300	-	4,300
LOSS FROM OPERATIONS	(1,697)	(3,764)	(4,224)	(4,567)
Gain on extinguishment of debt	12,316	-	12,316	-
Interest expense	(3,334)	(3,176)	(9,618)	(9,209)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	7,285	(6,940)	(1,526)	(13,776)
Provision for income tax expense (benefit)	90	(106)	271	400
NET INCOME (LOSS)	7,195	(6,834)	(1,797)	(14,176)
Gain on redeemed preferred stock	24,475	-	24,475	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$31,670	$(6,834)	$22,678	$(14,176)

BASIC EARNINGS (LOSS) PER SHARE	$2.01	$(0.57)	$1.58	$(1.22)
DILUTED EARNINGS (LOSS) PER SHARE	$1.88	$(0.57)	$1.48	$(1.22)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	15,792	12,041	14,368	11,609
DILUTED	16,805	12,041	15,373	11,609

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders’
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209
Share-based compensation	-	597	-	597
Issuance of stock for interest	552	402	-	402
Net loss	-	-	(3,563)	(3,563)

Balance, December 31, 2019	13,090	$50,989	$(44,344)	$6,645
Share-based compensation	-	356	-	356
Issuance of stock for restricted stock	500	-	-	-
Issuance of stock for interest	967	401	-	401
Net loss	-	-	(5,428)	(5,428)

Balance, March 31, 2020	14,557	$51,746	$(49,772)	$1,974
Share-based compensation	23	337	-	337
Issuance of stock for interest	1,276	401	-	401
Issuance of stock for debt conversion	1,718	5,185	-	5,185
Issuance of stock for preferred stock conversion	93	93	-	93
Net Income	-	-	7,195	7,195
Gain on redemption of preferred stock	-	-	24,475	24,475

Balance, June 30, 2020	17,667	$57,762	$(18,102)	$39,660

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders’
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102
Share-based compensation	-	581	-	581
Issuance of stock for interest	171	401	-	401
Conversion of preferred Series B to common stock	250	1,238	-	1,238
Net loss	-	-	(3,452)	(3,452)

Balance, December 31, 2018	11,204	$46,340	$(26,470)	$19,870
Share-based compensation	-	549	-	549
Issuance of stock for interest	517	402	-	402
Net loss	-	-	(3,890)	(3,890)

Balance, March 31, 2019	11,721	$47,291	$(30,360)	$16,931
Share-based compensation	-	531	-	531
Issuance of stock for interest	333	401	-	401
Beneficial conversion features on subordinated debt	-	841	-	841
Net loss	-	-	(6,834)	(6,834)

Balance, June 30, 2019	12,054	$49,064	$(37,194)	$11,870

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Nine Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,797)	$(14,176)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Gain on Extingishment of Debt	(12,316)	-
Depreciation and amortization	4,102	4,458
Goodwill impairment charge	-	4,300
Non-cash lease expense	1,302	-
Stock Compensation expense	1,290	1,661
Provision for doubtful accounts	1,633	-
Deferred income taxes	100	396
Amortization of debt discount	1,334	634
Interest expense paid with common and preferred stock	1,288	1,224
Paid in kind interest on term loan	701	-
Change in acquisition deposit for working capital guarantee	(780)	-
Changes in operating assets and liabilities:
Accounts receivable	5,503	318
Accounts payable	(1,557)	1,390
Accrued compensation	1,139	(25)
Change in other assets, net of change in other liabilities	(1,697)	(731)
Cash provided by (used in) operating activities	245	(551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(105)	(108)
Net cash used in investing activities	(105)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(500)	(2,187)
Net proceeds from (payments on) subordinated debt	(1,724)	1,893
Payment on preferred stock redemption	(2,931)	-
Net proceeds from CARES Act Paycheck Protection Program Loans	19,927	-
Payments on finance leases	-	(37)
Net proceeds from (payments on) revolving credit	(2,390)	1,940
Net cash provided by financing activities	12,382	1,609

Net change in cash	12,522	950

Cash at beginning of period	4,055	3,213

Cash at end of period	$16,577	$4,163

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$7,375	$7,373
Cash paid for taxes	$29	$75
Non-cash investing and financing activities
Conversion of 8% subordinated notes to common stock by related parties	$1,000	$-
Conversion of 10% subordinated notes to common stock	$4,185	$-
Conversion of series C preferred stock to common by related parties	$93	$-
Redemption of series B preferred stock	$24,441	$-
Redemption of series C preferred stock	$34	$-
Conversion of series B convertible preferred stock to common stock	$-	$1,238
Beneficial conversion features on subordinated debt	$-	$841
Accrued fees on term loan	$4,978	$-
Right-of-use assets, net of deferred rent	$5,981	$-
Operating lease liability	$6,422	$-
Acquisition of equipment with finance lease	$37	$102

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Description of Business

GEE Group Inc. was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. GEE Group Inc. and its wholly material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Triad Logistics, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company”, “us”, “our”, or “we”) are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, engineering, and medical professionals for direct hire and contract staffing for our clients and provide temporary staffing services for our commercial clients.

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 as filed on December 23, 2019.

Liquidity

The Company experienced significant net losses for the first nine months of its current fiscal year, and for its most recent fiscal years ended September 30, 2019 and 2018, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, management believes the Company had begun to see its operations and business stabilize.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have continued to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting and office clerical (FAO) end markets within the professional segment.

Following months of extensive negotiations, effective April 28, 2020, the Company entered into the Seventh Amendment to the Credit Agreement with its senior lenders. The Seventh Amendment (as defined below) is the most significant modification of the Company’s senior credit facilities since inception and provides several important concessions and features, including extending the maturity by two years to June 30, 2023, and adjusting (reducing) cash debt service and thereby improving the Company’s ability to generate liquidity. Effective May 5, 2020 the Company entered into the Eighth Amendment to the Credit Agreement with its senior lenders (the “Eighth Amendment”) which allowed the Company and its subsidiaries to obtain loans from BBVA USA (“BBVA”) pursuant to the Payroll Protection Plan (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Between April 29 and May 4, 2020, the Company was able to obtain CARES Act relief financing under the Paycheck Protection Program (“PPP Loans”) for each of its operating subsidiaries, in the aggregate amount of $19,927. These funds are the only source of financing available to our companies and businesses and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

On June 30, 2020, the Company completed a financial restructuring and eliminated approximately $19,685 of its subordinated indebtedness and approximately $27,695 of its convertible preferred stock as agreed pursuant to the terms of Seventh Amendment, dated as of April 28, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017. The Company entered into a Repurchase Agreement for Preferred Stock and Subordinated Notes (the “Repurchase Agreement”), dated as of June 30, 2020 with Ronald R. Smith (“Mr. Smith”), Thrivent Financial for Lutherans (“Thrivent”), Madison Capital Funding LLC (“Madison”), Maurice R. Harrison IV (“Mr. Harrison”), Peter Langlois (“Mr. Langlois”), Vincent Lombardo (“Mr. Lombardo”) and Shane Parr (Mr. Parr, and collectively with Mr. Smith, Thrivent, Madison, Mr. Harrison, Mr. Langlois, and Mr. Lombardo), the “SNI Group Members” pursuant to which the SNI Group Members agreed to allow the Company to repurchase and settle all of the 9.5% Convertible Subordinated Notes (the “9.5% Notes”), Series B Convertible Preferred Stock, no par value (“Series B Preferred Stock”), 8% Convertible Subordinated Notes (“8% Notes”) and Series C 8% Cumulative Convertible Preferred Stock, no par value (“Series C Preferred Stock”) held by each of them as set forth below. All of the outstanding 9.5% Notes and all of the outstanding Series B Preferred Stock were held by SNI Group Members.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery occurs.

As of June 30, 2020, the Company had cash of approximately $16,577, which was an increase of approximately $12,522 from approximately $4,055 at September 30, 2019. Working capital at June 30, 2020 was approximately $6,880, as compared to working capital of approximately $8,534 for September 30, 2019.

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

In March 2020, the World Health Organization announced that a novel strain of coronavirus (“COVID-19”) had become pandemic. COVID-19 had a significant impact on global economies as a result of Federal and Local orders and business closures designed to stop the spread of the virus. We are continuing to monitor developments related to COVID-19 pandemic and related risks including risks related to efforts to mitigate the disease’s spread. The rapid development and fluidity of recent events related to the pandemic creates uncertainty related to the ultimate impact on the Company’s results of operations, financial condition, and liquidity. Due to uncertainties related to the duration and severity of COVID-19, we may make changes in the judgments and estimates needed to apply the Company’s significant accounting policies that could result in significant impacts on the Company’s financial statements in future periods. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $338 and $1,130, and $552 and $1,858 for the three and nine-month periods ended June 30, 2020 and 2019, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2020 and September 30, 2019, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. The nature of the contract service business, where companies are dependent on employees for the production cycle allows for a relatively small accounts receivable allowance. As of June 30, 2020, and September 30, 2019, the allowance for doubtful accounts was $2,149 and $515, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $287 and $197 as of June 30, 2020 and September 30, 2019.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine-month periods ended June 30, 2020 and 2019.

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

Due to the recent decline in global economic and labor market conditions caused by the global outbreak of the COVID-19 pandemic, the Company considered and reviewed the recoverability of its goodwill and determined, during the nine-month period ended June 30, 2020, and determined that no impairment charge was necessary. There were no other events or circumstances that have changed since the last annual test that could more likely than not reduce the fair value of the Company’s reporting segments below its carrying values.

Due to a sustained decline in the market capitalization of our common stock during the third quarter of 2019, we performed goodwill impairment test in accordance with the provisions of ASU 2017-04. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $4.3 million, which was recorded in the consolidated unaudited condensed financial statements for the three and nine-month periods ended June 30, 2019.

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

Earnings and Loss per Share

Basic earnings and loss per share are computed by dividing net income or loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, exercise of stock options and warrants and the conversion of notes payable and preferred stock to common stock.

For the three and nine-month periods ended June 30, 2020, the weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 1,013 and 1,005, respectively. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 1,761 and 9,675 for the three and nine-month periods ended June 30, 2020, and 13,696 and 12,390 for the three and nine-month periods ended June 30, 2019, respectively.

For the three and nine-month periods June 30, 2019, in which net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three and nine-month periods ended June 30, 2020 and 2019, advertising expense totaled $837 and $1,874, and $592 and $1,740, respectively.

Intangible Assets

Separately identifiable intangible assets held in the form of customer lists, non-compete agreements, customer relationships, management agreements and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the nine-month periods ended June 30, 2020 and 2019.

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

The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized as interest or deemed dividends over the period from the date of the convertible instrument’s issuance to the earliest redemption date, provided that the convertible instrument is not currently redeemable but probable of becoming redeemable in the future. As a result of the settlement and conversion of the Company’s subordinated debt and preferred stock as of June 30, 2020, the Company charged off the remaining unamortized BCF associated with these instruments to interest expense and gain recognized from extinguishment of subordinated debt.

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2020, and September 30, 2019, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2020	September 30, 2019

Computer software	$1,493	$1,497
Office equipment, furniture, fixtures and leasehold improvements	3,692	3,599
Total property and equipment, at cost	5,185	5,096
Accumulated depreciation and amortization	(4,374)	(4,244)
Property and equipment, net	$811	$852

Depreciation expense for each three and nine-month periods ended June 30, 2020 and 2019 was $33 and $181, and $89 and $269 respectively.

5. Leases

The Company leases space for all its branch offices, which are generally located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods ranging from three to five years. The corporate office lease expires in 2021. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Operating lease expenses was $575 and $1,844, and $734 and $2,201 for the three and nine-month periods ended June 30, 2020 and 2019, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Supplemental cash flow information related to leases consisted of the following:

Nine Months Ended June 30, 2020
Cash paid for operating lease liabilities	$1,431
Right-of-use assets obtained in exchange for new operating lease liabilities	$471

Supplemental balance sheet information related to leases consisted of the following:

June 30, 2020
Weighted average remaining lease term for operating leases	2.6 years
Weighted average discount rate for operating leases	6.0%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2020, including certain closed offices are as follows:

Remainder of Fiscal 2020	$477
Fiscal 2021	1,921
Fiscal 2022	1,620
Fiscal 2023	1,088
Fiscal 2024	831
Thereafter	449
Less: Imputed interest	(660)
Present value of operating lease liabilities (a)	$5,726

(a)     Includes current portion of $1,690 for operating leases.

6. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of June 30, 2020 and September 30, 2019 and estimated future amortization expense.

	June 30, 2020			September 30, 2019
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$12,472	$16,598	$29,070	$10,321	$18,749
Trade names	8,329	5,024	3,305	8,329	3,958	4,371
Non-Compete agreements	4,331	4,274	57	4,331	3,570	761
Total	$41,730	$21,770	$19,960	$41,730	$17,849	$23,881

Estimated Amortization Expense
Remaining Fiscal 2020	$1,117
Fiscal 2021	4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Thereafter	5,528
	$19,960

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The trade names are amortized on a straight – line basis over the estimated useful life of between five and ten years. Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the respective non-compete agreements, which are typically five years in duration.

The amortization expense for intangible assets was $1,125 and $3,921, and $1,396 and $4,189 for three and nine-month periods ended June 30, 2020 and 2019, respectively.

7. Revolving Credit Facility and Term Loan

Revolving Credit, Term Loan and Security Agreement

The Company and its subsidiaries, as borrowers, are parties to a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with certain investment funds managed by MGG Investment Group LP (“MGG”). The Revolving Credit Facility and Term Loan under the Credit Agreement, as amended, mature on June 30, 2023.

Revolving Credit Facility

As of June 30, 2020, the Company had $11,828 in outstanding borrowings under the Revolving Credit Facility, which was at an interest rate of approximately 11%.

As of June 30, 2020, the Company had $697 then currently available for borrowing under the terms of the Revolving Credit Facility.

The Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	June 30, 2020	September 30, 2019

Term loan	$42,105	$41,905
Unamortized debt discount	(5,338)	(1,208)
Term loan, net of discount	36,767	40,697
Short term portion of term loan, net of discounts	-	4,668
Long term portion of term loan, net of discounts	$36,767	$36,029

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that any and all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on maturity as of June 30, 2023. Principal payments are required as follows: fiscal 2020 – $0, fiscal 2021- $889, fiscal 2022 – $1,778, and fiscal 2023 - $39,438.

The Company also has been required to make prepayments on the Term Loan in amounts equal to the Specified Excess Cash Flow Amount (as defined in the agreement) for the immediately preceding fiscal year, commencing with the fiscal year ending September 30, 2019 (refer to Seventh Amendment to Credit Agreement, below, which includes certain modifications to this prepayment requirement). To date, the Company has not been required to make any prepayments on the Term Loan.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

As of June 30, 2020, the Company had $42,105 in outstanding borrowings under the Term Loan Facility that was at an interest of approximately 11%, plus additional interest at an annual rate 5% in the form of PIK (noncash, paid-in-kind), which accrues and is added to the balance of the Term Loan on a monthly basis.

The Credit Agreement includes financial and other restrictive covenants. Financial covenants include minimum fixed charge coverage ratios, minimum EBITDA, as defined under the Credit Agreement to include certain adjustments, and maximum senior leverage ratios. The Company measures and certifies these covenants quarterly. The financial covenants are measured on a trailing four quarter basis as of the end of each quarter. The Company met its financial covenants for the trailing four quarters ended June 30, 2020.

The Credit Agreement also permits capital expenditures up to a certain level and contains customary default and acceleration provisions. The Credit Agreement also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

Seventh Amendment to Credit Agreement

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment, dated as of April 28, 2020 (the “Seventh Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Seventh Amendment represents the most significant loan modification of the Company’s Credit Agreement since inception. The Company and its senior lenders previously entered into the Sixth Amendment on February 12, 2020, while negotiating and in contemplation of the larger loan modification contained in Seventh Amendment.

The Seventh Amendment extends the maturity of the Credit Agreement from June 30, 2021 to June 30, 2023, lowered cash interest approximately 500 basis points (5%) per annum, postponed quarterly principal payments to recommence beginning June 30, 2021, and reduced the amounts of quarterly principal payments from the current $500,000 per quarter to $445,525. The Company has agreed to pay 5% PIK (non-cash, paid-in-kind) interest on the Term Loan only, which is accrued and added to the balance of the Term Loan, and to pay a restructuring fee of $3,478 and an exit fee of $1,500, which became fully earned upon the effective date, but are payable upon the occurrence of a triggering event. The triggering events include a change in control, refinancing, maturity or other termination of the senior loans, and in the case of the restructuring fee, an acquisition by the Company also is considered a triggering event. In addition, the Company has agreed that for each six month period commencing with the period ending on March 31, 2021 and for each fiscal year commencing with the fiscal year ending on September 30, 2021, it shall utilize its “Specified Excess Cash Flow Amount” (as defined in the Credit Agreement) to repay amounts outstanding under the Credit Agreement.

Under the Seventh Amendment, the Company also agreed to the condition that it will pursue, negotiate and execute conversions of all of the Company’s outstanding subordinated debt and preferred stock into shares of the Company’s common stock. In the event the Company was able to meet the conversion conditions of the agreement, it would have then had the option to settle the restructuring fee, exit fee, and accumulated PIK balance, each when due, in cash or in shares of the Company’s common stock. In the case of the latter, the amount or number of shares distributable to the Senior Lenders would be determined using the most favorable conversion rate at which the holders of the Company’s subordinated indebtedness or preferred stock converted their securities to shares of common stock of the Company in their conversion transactions.

On June 30, 2020, the Company completed the transactions contemplated above, as planned, except that the Company was able to settle a significant portion of outstanding subordinated debt and preferred stock for cash and at very attractive terms, thereby eliminating the need to issue substantially more of its common stock and avoiding significant dilution to existing shareholders. (Refer to Ninth Amendment to Credit Agreement, below.)

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Eighth Amendment to Credit Agreement and CARES Act Payroll Protection Program Loans

On May 5, 2020 the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,927 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment to the Credit Agreement serves as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement.

Ninth Amendment to Credit Agreement

On June 30, 2020, the Company and its subsidiaries entered into Ninth Amendment, dated as of June 30, 2020 (the “Ninth Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the Ninth Amendment, the Company’s senior lender agreed to modify the earlier conversion condition of the Seventh Amendment and allow the Company to settle a significant portion of the subordinated debt and preferred stock with up to $5.1 million in cash, instead of by converting all of it into the Company’s common stock. In exchange, the Company agreed to settle the Exit and Restructuring Fees agreed to in the Seventh Amendment totaling $4,978, by September 30, 2020, or by such other date if requested by the Company and agreed to by the Senior Lender, in cash or in shares of the Company’s common stock, except under the Ninth Amendment, the determination of cash or stock would be at the Senior Lender’s discretion and no longer at the Company’s discretion as provided in the earlier Seventh Amendment.

8. Accrued Compensation

Accrued Compensation is comprised of accrued wages, the related payroll taxes, employee benefits of the Company’s employees, including those working on contract assignments, commissions earned and not yet paid and estimated commissions and bonuses payable.

9. Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	June 30,	September 30,
	2020	2019

10% Convertible Subordinated Note	$-	$4,185
Subordinated Promissory Note	-	1,000
9.5% Convertible Subordinated Note	-	12,500
8% Convertible Subordinated Notes, net of discount, due to related parties	-	1,269
Total subordinated debt, convertible and non-convertible	-	18,954
Short term portion of subordinated debt, convertible and non-convertible	-	(1,000)
Long term portion of subordinated debt, convertible and non-convertible	$-	$17,954

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to JAX Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the amount of $4,185.

On April 3, 2017, the Company and JAX Legacy amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185. The 10% Note matures on October 3, 2021 (the “Maturity Date”). The 10% Note was convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note was redeemable by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeded the then applicable Conversion Price for a period of 20 trading days. The redemption price was an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company issued shares of common stock related to JAX Legacy for the interest on the subordinated note of approximately 345 and 756 for the three and nine-month periods ended June 30, 2020 and 87 and 276 for the three and nine-month periods ended June 30, 2019, respectively. The stock was valued at approximately $105 and $314 for each three and nine-month periods ended June 30, 2020 and June 30, 2019.

On June 30, 2020, the Company and Jax Legacy, the sole holder of the Company’s 10% Note entered into a Note Conversion Agreement (the “Note Conversion Agreement”) whereby Jax Legacy agreed to immediately convert the $4,185 aggregate principal amount of the 10% Note to 718 shares of Common Stock at the $5.83 per share conversion rate stated in the 10% Notes. The conversion of the 10% Note was executed on June 30, 2020 and the Company issued 718 shares of Common Stock to Jax Legacy on that date.

Subordinated Promissory Note

On January 20, 2017, the Company entered into Addendum No. 1 (the “Addendum”) to the Stock Purchase Agreement dated as of January 1, 2016 (the “Paladin Agreement”) by and among the Company and Enoch S. Timothy and Dorothy Timothy (collectively, the “Sellers”). Pursuant to the terms of the Addendum, the Company and the Sellers agreed (a) that the conditions to the “Earnouts” (as defined in the Paladin Agreement) had been satisfied or waived and (b) that the amounts payable to the Sellers in connection with the Earnouts shall be amended and restructured as follows: (i) the Company paid $250 in cash to the Sellers prior to January 31, 2017 (the “Earnout Cash Payment”) and (ii) the Company issued to the Sellers a subordinated promissory note in the principal amount of $1,000 (the “Subordinated Note”). The Subordinated Note originally bore interest at the rate of 5.5% per annum. Interest on the Subordinated Note was payable monthly and principal could only be paid in stock until the term loan and Revolving Credit Facility was repaid.

On February 8, 2020, the Company and its subsidiaries, as Borrowers, entered into a first amendment (the “First Amendment”) to the Subordinated Note, dated as of January 20, 2017 (the “Subordinated Note”). Under the First Amendment, the Company and its lender agreed to amend Subordinated Note to change maturity date to January 20, 2022.

On June 30, 2020, the Company and Enoch S. Timothy and Dorothy Timothy entered into a Note Settlement Agreement (the “Note Settlement Agreement”). Timothy agreed to accept an aggregate amount of $89 in cash consideration for the purchase by the Company of the $1,000 aggregate principal amount of the Subordinated Note dated January 20, 2017. The Subordinated Note was settled at a conversion rate of $5.83 per share (the agreed conversion price at which the Subordinated Note would be convertible to Common Stock) and purchased at $0.52 per share (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Timothy note settlement amount was paid to Timothy on June 30, 2020.

9.5% Convertible Subordinated Notes

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the acquisition of SNIH an aggregate of $12,500 in the form of 9.5% Convertible Subordinated Notes (the “9.5% Notes”). The maturity date was October 3, 2021 (the “Maturity Date”). The 9.5% Notes were convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. Interest on the 9.5% Notes accrued at the rate of 9.5% per annum and was payable quarterly in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2017, on each conversion date with respect to the 9.5% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). At the option of the Company, interest was payable on an Interest Payment Date either in cash or in shares of Common Stock of the Company, which Common Stock was valued based on the terms of the agreement, subject to certain limitations defined in the loan agreement. Each of the 9.5% Notes was subordinated in payment to the obligations of the Company under its Credit Agreement pursuant to Subordination and Inter-creditor Agreements dated as of March 31, 2017 by and among the Company, the Credit Agreement lenders, and each of the holders of the 9.5% Notes.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company issued shares of common stock to the holders of the 9.5% Notes related to interest of $300 on the 9.5% Notes of approximately 930 and 2,039 for the three and nine-month periods ended June 30, 2020, and 246 and 745 for the three and nine-month periods ended June 30, 2019, respectively. The stock was valued at approximately $300 and $900 for each three and nine-month periods ended June 30, 2020 and June 30, 2019.

On June 30, 2020, the holders of the 9.5% Notes agreed to accept an aggregate amount of $1,115 in cash in consideration for the purchase by the Company of the entire $12,500 aggregate principal amount of the 9.5% Notes. The 9.5% Notes were settled at a conversion rate of $5.83 (the price at which the 9.5% Notes were converted into shares of the Company’s common stock and purchased by the Company at $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The payment was made to the note holders on June 30, 2020.

Registration Rights Agreement

On June 30, 2020 the Company and the SNI Group Members entered into a Registration Rights Agreement dated as of June 30, 2020 (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file on or prior to July 31, 2020, an initial registration statement with respect to the resale of shares of Common Stock currently owned by the SNI Group members that are “Registrable Securities” (as defined in the Registration Rights Agreement) on or prior to July 31, 2020. In addition, the Company has agreed that it shall, on one occasion, on or after September 30, 2020 and upon the written request of the holders of 51% or more of the Registrable Securities, file a registration statement with respect to the Registrable Securities held by such holders. The demanding holders may require, in connection with the registration, that the such demand registration take the form of an underwritten public offering of such Registrable Securities. The Registration Rights Agreement also provides that for a period of three years after the closing date of the Restructuring, the holders of Registrable Securities shall have piggyback registration rights with respect to all registration statements filed by the Company (other than those on Form S-4 or Form S-8).

8% Convertible Subordinated Notes to Related Parties

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2,000 in aggregate principal amount of its 8% Notes. The maturity date of the 8% Notes was on October 3, 2021 (the “Maturity Date”). The 8% Notes were converted into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). Interest on the 8% Notes accrued at the rate of 8% per annum and was payable quarterly in non-cash payments-in-kind (“PIK”) in arrears on June 30, September 30, December 31 and March 31, beginning on June 30, 2019, on each conversion date with respect to the 8% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). Interest was payable on an Interest Payment Date in shares of Series C Preferred Stock of the Company, which Series C Preferred Stock was valued at its liquidation value. All or any portion of the 8% Notes was redeemable by the Company for cash at any time. The redemption price was an amount equal to 100% of the then outstanding principal amount of the 8% Notes being redeemed, plus accrued and unpaid PIK interest thereon. The Company could, at its option, prepay any portion of the principal amount of the 8% Notes without the prior consent of the holders thereof; provided, however, that any prepayments of the 8% Notes shall be made on a pro rata basis to all holders of 8% Notes based on the aggregate principal amount of 8% Notes held by such holders. The Company was required to prepay the 8% Notes together with accrued and unpaid PIK interest thereon upon the consummation by the Company of any “Change of Control” (as defined in the 8% Notes).

For purposes of the 8% Notes, a Change of Control of the Company shall mean any of the following: (A) the Company effects any sale of all or substantially all of its assets in one transaction or a series of related transactions or (B) the consummation of any transaction (including, without limitation, any merger or consolidation), the result of which is that any person or entity together with their affiliates, becomes the beneficial owner, directly or indirectly, of more than 50% of the Common Stock of the Company. Each of the 8% Notes was subordinated in payment to the obligations of the Company to the lenders parties to that certain Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among the Company, the Company’s subsidiaries named as borrowers therein (collectively with the Company, the “Borrowers”), the senior lenders named therein and MGG Investment Group LP, as administrative agent and collateral agent (the “Agent”) for the senior lenders (the “Senior Credit Agreement”), pursuant to those certain Subordination and Intercreditor Agreements, each dated as of May 15, 2019 by and among the Company, the Borrowers, the Agent and each of the holders of the 8% Notes.

The Company issued approximately 21 shares and 104 shares of Series C Preferred Stock to Investors related to interest of $21 and $104 on the 8% Notes for the three and nine-month periods ended June 30, 2020, respectively. There were 20 shares issued of Series C Preferred Stock to Investors related to interest of $20 for the three and nine-month periods ended June 30, 2019.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The BCF for the 8% Notes was recorded as a discount to their carrying value and was equal to the fair value of the conversion feature upon the date of issuance. The discount was being amortized as interest over the period from the date of issuance to maturity. The total BCF recorded was $841. For the three and nine-month periods ended June 30, 2020 and 2019, the Company amortized $572 and $731, and $36 and $36 of debt discount, respectively.

Pursuant to the Repurchase Agreement, Mr. Smith (a former member of the Company’s board of directors) agreed to accept an aggregate amount of $520 in cash (the “Smith Note Payment Amount”) in consideration for the purchase by the Company of the $1,000 aggregate principal amount of 8% Notes (the “Smith Note Amount”) held by him. The Smith Note Payment Amount was calculated based on the following formula: the Smith Note Amount, divided by $1.00 (the price at which the Smith Notes are convertible to Common Stock), times $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Smith Note Payment Amount was paid to Mr. Smith on June 30, 2020.

On June 30, 2020, the holders of the remaining $1,000 aggregate principal amount of the 8% Notes converted such 8% Notes to an aggregate of 1,000 shares of Series C Preferred Stock which were immediately and simultaneously converted into 1,000 shares of Common Stock at the $1.00 per share conversion price stated in the 8% Notes and in the Series C Preferred Stock. These holders also converted an aggregate of 93 additional shares of Series C Preferred Stock issued or issuable to them into a total of 93 shares of Common Stock at the $1.00 per share conversion price stated in the Series C Preferred Stock. The issuance of the 1,093 shares of Common Stock to these former holders of 8% Notes and Series C Preferred Stock was completed on June 30, 2020. These shares, along with those of the SNI Sellers that previously held the 9.5% Notes, also were included in the registration statement on SEC Form S-3 filed by the Company on July 31, 2020.

10. Equity

On June 30, 2020, the Company issued 1,718 shares of common stock for debt conversion of $1,000 aggregate principal amount of the 8% Notes, related shares of Series C Preferred Stock and 10% Note. The Company also issued 93 shares of common stock for Series C Preferred Stock discussed above (Note 9).

During nine-month period ended June 30, 2019, the Company issued 250 shares of common stock for the conversion of approximately 250 shares of Series B Convertible Preferred Stock, respectively (See Note 11).

Restricted Stock

The Company granted 150 restricted shares of common stock during nine-month period ended June 30, 2020. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. The Company did not grant restricted stock during nine-month period ended June 30, 2019. Stock-based compensation expense attributable to restricted stock was $130 and $1,015, and $203 and $608 during the three and nine-month periods ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $650 of unrecognized compensation expense related to restricted stock outstanding. On November 23, 2019, 500 shares of restricted common stock held by the Company’s former president became fully vested upon his passing. These shares were issued during nine-month period ended June 30, 2020. No shares were issued during the nine-month period ended June 30, 2019.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of restricted stock activity is presented as follows:
	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2019	1,500	1.76
Granted	150	0.54
Issued	(500)	2.21
Non-vested restricted stock outstanding as of June 30, 2020	1,150	1.40

Warrants

No warrants were granted or exercised during the nine-month period ended June 30, 2020.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2019	439	4.09	1.39	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of December 31, 2019	439	4.09	1.14	-
Granted	-	-	-	-
Expired	(237)	2.50	-	-
Warrants outstanding as of March 31, 2020	202	5.95	2.11	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of June 30, 2020	202	5.95	1.86	-

Warrants exercisable as of September 30, 2019	439	4.09	1.39	-
Warrants exercisable as of June 30, 2020	202	5.95	1.86	-

Stock Options

As of June 30, 2020, there were stock options outstanding under the Company’s Second Amended and Restated 1997 Stock Option Plan and the Company’s Amended and Restated 2013 Incentive Stock Plan. Both plans were approved by the shareholders. The plans granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of June 30, 2020 and September 30, 2019 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $207 and $274 for the three and nine-month periods ended June 30, 2020, and $329 and $1,054 for the three and nine-month periods ended June 30, 2019, respectively. As of June 30, 2020, there was approximately $787 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.96 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

 A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2019	1,734	3.22	7.84	-
Granted	-	-
Forfeited/Expired	(202)	2.79
Options outstanding as of December 31, 2019	1,532	3.27	7.80	-
Granted	-	-
Forfeited/Expired	(42)	6.70
Options outstanding as of March 31, 2020	1,490	3.17	7.61	-
Granted	75	0.54
Forfeited/Expired	(6)	3.46
Options outstanding as of June 30, 2020	1,559	3.05	7.49	-

Exercisable as of September 30, 2019	720	4.24	6.50	-
Exercisable as of June 30, 2020	1,016	3.59	7.01	-

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Pursuant to the Repurchase Agreement the holders of the Series B Preferred Stock agreed to accept an aggregate amount of $2,894 in cash (the “Series B Preferred Stock Purchase Price”) in consideration for the purchase by the Company of all 5,566 currently outstanding shares of Series B Preferred Stock (the “Series B Preferred Stock Amount”) held by them. The Series B Preferred Stock Purchase Price was calculated based on the following formula: the Series B Preferred Stock Amount, divided by $4.86 (the price at which the Series B Preferred Stock is convertible to Common Stock in the Statement of Resolution Establishing Series of the Series B Preferred Stock), times $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Series B Preferred Stock Purchase Price was paid to the SNI Group Members on June 30, 2020. A net gain attributable to common stockholders of $24,475 was recognized on the redemption of Series B Preferred Stock and Smith Series C Preferred Stock, discussed below, for the three-month period ended June 30, 2020.

During nine-month period ended June 30, 2019, the Company issued 250 shares of common stock for the conversion of approximately 250 shares of Series B Convertible Preferred Stock.

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

The Company issued approximately 21 shares and 104 shares of Series C Preferred Stock to Investors related to interest of $21 and $104 on the 8% Notes for the three and nine-month periods ended June 30, 2020, respectively. There were 20 shares issued of Series C Preferred Stock to Investors related to interest of $20 for the three and nine-month periods ended June 30, 2019.

Pursuant to the Repurchase Agreement, Mr. Smith also agreed to accept an aggregate amount equal to $37 in cash (the “Smith Series C Preferred Stock Purchase Price”) in consideration for the purchase by the Company of the 72 shares of Series C Preferred Stock (the “Series C Preferred Stock Amount”) held by him. The Smith Preferred Stock Purchase Price was calculated based on the following formula: the Smith Series C Preferred Stock Amount, divided by $1.00, times $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Smith Series C Preferred Stock Purchase Price was paid to Mr. Smith on June 30, 2020.

The remaining holders of Series C Preferred Stock converted an aggregate of 93 shares of Series C Preferred Stock into a total of 93 shares of Common Stock at the $1.00 per share conversion price stated in the Series C Preferred Stock. The conversion was completed on June 30, 2020.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

12. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and nine-month periods ended June 30, 2020 and 2019:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2020	2019	2020	2019
Provision for Income Taxes	90	(106)	271	400
Effective Tax Rate	1%	2%	-18%	-3%

Our effective tax rate for the three and nine-month periods ended June 30, 2020 and 2019, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a full valuation allowance against the remaining net DTA position.

13. Commitments and Contingencies

Litigation and Claims

The Company and its subsidiaries are involved in various litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

14. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, accounting, finance, office, engineering, and medical, and (c) temporary light industrial staffing. These services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Some selling, general and administrative expenses are not fully allocated among light industrial services and professional staffing services.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Industrial Staffing Services
Industrial services revenue	$2,898	$5,442	$13,025	$16,157
Industrial services gross margin (1)	37.1%	26.8%	19.9%	22.5%
Operating (loss) income	$580	$1,572	$(755)	$1,908
Depreciation & amortization	$67	$65	$206	$195

Professional Staffing Services
Permanent placement revenue	$3,101	$4,884	$11,996	$13,764
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$20,595	$27,775	$73,810	$82,900
Professional services gross margin	26.6%	26.1%	26.5%	25.7%
Operating income (loss)	$715	$(3,333)	$4,402	$975
Depreciation and amortization	$1,091	$1,420	$3,896	$4,263

Unallocated Expenses
Corporate administrative expenses (2)	$2,539	$1,393	$6,283	$5,532
Corporate facility expenses	116	79	298	257
Stock Compensation expense	337	531	1,290	1,661
Total unallocated expenses	$2,992	$2,003	$7,871	$7,450

Consolidated
Total revenue	$26,594	$38,101	$98,831	$112,821
Operating loss	(1,697)	(3,764)	(4,224)	(4,567)
Depreciation and amortization	$1,158	$1,485	$4,102	$4,458

(1)	Includes $697 and $658 of annual premium refunds from the Ohio Bureau of Workers Compensation for the three months ended June 30, 2020 and 2019, respectively; and $747 and $1,357 for the nine months ended June 30, 2020 and 2019, respectively. The Industrial Services gross margins normalized for the effects of these items were approximately 13% and 15% for the three months ended June 30, 2020 and 2019, respectively; and approximately 14% and 14% for the nine months ended June 30, 2020 and 2019, respectively.

(2)	Includes certain costs and expenses incurred related to restructuring activities, including corporate legal and general expenses associated with capital markets activities and not directly associated with core business operations. These costs were $1,557 and $564 for the three-month periods ended June 30, 2020 and 2019, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. These costs were $3,247 and $2,990 for the nine-month periods ended June 30, 2020 and 2019, respectively.

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of June 30, 2020, we operated thirty-two branch offices in downtown or suburban areas of major U.S. cities in fourteen states. We have one office located in each of Arizona, Washington D.C., Iowa, Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado, two offices in Illinois and Massachusetts, four offices in Texas, seven offices in Ohio and six offices in Florida.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended June 30,
(in thousands)	2020	2019	Change	Change
Professional contract services	$20,595	$27,775	$(7,180)	-26%
Industrial contract services	2,898	5,442	(2,544)	-47%
Total professional and industrial contract services	23,493	33,217	(9,724)	-29%

Direct hire placement services	3,101	4,884	(1,783)	-37%
Consolidated net revenues	$26,594	$38,101	$(11,507)	-30%

Contract staffing services contributed $23,493 or approximately 88% of consolidated revenue and direct hire placement services contributed $3,101, or approximately 12%, of consolidated revenue for the three-month period ended June 30, 2020. This compares to contract staffing services revenue of $33,217, or approximately 87%, of consolidated revenue and direct hire placement revenue of $4,884, or approximately 13%, of consolidated revenue for the three-month period ended June 30, 2019.

The overall decrease in contract staffing services revenues of $9,724, or 29%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to the Coronavirus Pandemic outbreak that resulted in client closures, postponements in recruiting activities at some clients, and layoffs. The Company experienced the majority, but not all, of these contract staffing services reductions in its finance, accounting and office professional end markets and in its light industrial segment. In addition to reductions in temporary workforce requirements brought about as a result of the coronavirus, reorganization of a few key customers in the three-month period ended June 30, 2020 contributed to the net reduction in revenues.

Direct hire placement revenue for the three months ended June 30, 2020 decreased by $1,783, or approximately 37%, over the three months ended June 30, 2019. The demand for direct hire services also declined significantly due to adverse impact of the Coronavirus Pandemic outbreak.

The Company continues to observe, analyze and make modifications and changes to its core business operating model and practices on a daily basis in response to the on-going Coronavirus Pandemic and related health and safety concerns. These include, but are not limited to, implementation of policies and procedures in observance of Federal, state and/or local guidelines regarding the coronavirus, including matters ranging working from home, use of personal protective equipment (principally, protective masks), social distancing, personal hygiene and sanitary practices, and other preventative and responsive measures, impacting both our core human resources, as well as our contract laborers serving clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company’s contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended June 30, 2020 decreased by approximately 31% to $16,925 compared to $24,521 for the three months ended June 30, 2019. The $7,596 overall decrease in cost of contract services for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to and consistent with the corresponding decline in revenues.

Gross Profit percentage by service:

	Three Months
	Ended June 30,
	2020	2019
Professional contract services	26.6%	26.1%
Industrial contract services	37.1%	26.8%
Professional and industrial services combined	28.0%	26.2%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	36.4%	35.6%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month period ended June 30, 2020 was approximately 36.4% as compared with approximately 35.6% for the three-month period ended June 30, 2019.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.6% for three-month period ended June 30, 2020 compared to approximately 26.1% for the three-month period ended June 30, 2019. This increase is primarily the result of increases in the amounts and mix of higher margin contract services business in IT end markets, including growth in several of the Company’s higher end IT brands during the fiscal quarter ended June 30, 2020, as compared with the same quarter of the prior fiscal year.

The Company’s industrial staffing services gross margin for the three-month period ended June 30, 2020 was approximately 37.1% versus approximately 26.8% for the three-month period ended June 30, 2019. The increase in industrial staffing services gross margin is due to a significant decrease in cost of services ratio to an amount of return premiums the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program. It includes $697 and $658 of annual premium refunds from the Ohio Bureau of Workers Compensation for the three months ended June 30, 2020 and 2019, respectively; and $747 and $1,357 for the nine months ended June 30, 2020 and 2019, respectively. The Industrial Services gross margins normalized for the effects of these items were approximately 13% and 15% for the three months ended June 30, 2020 and 2019, respectively; and approximately 14% and 14% for the nine months ended June 30, 2020 and 2019, respectively.

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

The Company’s SG&A for the three-month period ended June 30, 2020 decreased by $1,351 as compared to the three-month period ended June 30, 2019. SG&A for the three-month period ended June 30, 2020, as a percentage of revenues, was approximately 38% compared to approximately 30% for the three-month period ended June 30, 2019. The decrease in SG&A expenses is primarily attributable to a decrease in employee related expenses associated with eliminated positions in response to the downturn associated with the coronavirus outbreak. The increase in the SG&A percentage for the three-month period ended June 30, 2020 over the three-month period ended June 30, 2019, is primarily due to the corresponding significant reduction in revenues, which results in less coverage of our SG&A fixed or semi-variable expenses.

SG&A also includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $1,557 and $564 for the three-month periods ended June 30, 2020 and 2019, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. The net increase in these costs for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019 is primarily attributable to personnel costs eliminated to align operational needs related to coronavirus outbreak.

Depreciation Expense

Depreciation expense was $33 and $89 for the three-month period ended June 30, 2020, and 2019, respectively. The decrease is due to closed locations resulted from coronavirus outbreak.

Amortization Expense

Amortization expense was $1,125 and $1,396 for the three-month period ended June 30, 2020 and 2019, respectively. The decrease is due to amortization completion of SNI intangible assets related to non-compete agreements.

Loss from Operations

The loss from operations decreased by $2,067 for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019. The decrease is entirely attributable to the goodwill impairment charge recognized for the three-month period ended June 30, 2019. Excluding the impact of the goodwill impairment charge, the loss from operations increased by $(2,233). This net increase in our loss from operations is directly attributable to the matters discussed regarding revenues and operating expenses above; including most notably, the negative effects of the Coronavirus Pandemic.

Interest Expense

Interest expense was $3,334 for the three-month period ended June 30, 2020, which remained approximately level compared to the three-month period ended June 30, 2019. Interest expense for the three-month period ended June 30, 2020 includes an increase in amortization of the debt issue costs related to exit and restructuring fees originated under Seventh Amendment to the Company’s Senior Credit Agreement. Also, included in the interest expense was the charge-off of the remaining unamortized beneficial conversion feature associated with the former 8% Notes in the amount of $243 for the three-month period ended June 30, 2020.

Provision for Income Taxes

The Company recognized a tax expense of $90 for the three-month period ended June 30, 2020. Our effective tax rate for the three-month periods ended June 30, 2020 and 2019, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Income (Loss)

The Company’s net income (loss) was $7,195 and $(6,834) for the three-month periods ended June 30, 2020 and 2019, respectively. The increase in net income for the three-month periods ended June 30, 2020 resulted from the gain recognized of $12,316 on extinguishment of subordinated debt. The significant sources or drivers of the Company’s net loss during the three-month period ended June 30, 2019 have been the interest costs associated with debt, the amortization expenses associated with the Company identifiable intangible assets, and a goodwill impairment charge.

The Company continues to closely manage costs and to pursue opportunities to selectively increase revenue producing headcount in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve setting aggressive new business growth targets, including initiatives to increase services to existing customers, increasing its numbers of revenue producing core professionals, including primarily, business development managers and recruiters, changes to compensation, commission and bonus plans to better incentivize producers, and frequent interaction with the field to monitor and motivate growth. The Company’s strategy entails both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have and continue to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting and office clerical (FAO) end markets within the professional segment.

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment, dated as of April 28, 2020 (the “Seventh Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Seventh Amendment represents the most significant loan modification of the Company’s Credit Agreement since inception.

On May 5, 2020 the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,927 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment served as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement. The CARES Act PPP relief funds are the only source of financing available to our companies and businesses to help withstand the significant downturn and disruptions we are now undergoing and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

Management believes that the execution of the amendments to the Company’s senior Credit Agreement and the CARES Act PPP loans and related funding are providing significant relief to the otherwise negative effects of the present Coronavirus Pandemic.

On June 30, 2020, the Company and its subsidiaries entered into Ninth Amendment, dated as of June 30, 2020 (the “Ninth Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the Ninth Amendment, the Company’s senior lender agreed to modify the earlier conversion condition of the Seventh Amendment and allow the Company to settle a significant portion of the subordinated debt and preferred stock with up to $5,083 million in cash, instead of by converting all of it into the Company’s common stock. As a result, the Company was able to negotiate and settle $46,900 in subordinated debt and preferred stock for $5,083 in cash and 1,811 shares of the Company’s common stock. These transactions resulted in recognition of a net gain on the extinguishment of debt of $12,316, and a net gain on redemption of preferred stock of $24,475 and positive net income and net income attributable to common shareholders of $7,195 and $31,670, respectively, for the three-month period ended June 30, 2020.

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months
	Ended June 30,
(in thousands)	2020	2019	$ Change	Change
Professional contract services	$73,810	$82,900	(9,090)	-11%
Industrial contract services	13,025	16,157	(3,132)	-19%
Total professional and industrial contract services	86,835	99,057	(12,222)	-12%

Direct hire placement services	11,996	13,764	(1,768)	-13%
Consolidated net revenues	$98,831	$112,821	(13,990)	-12%

Contract staffing services contributed $86,835 or approximately 88% of consolidated revenue and direct hire placement services contributed $11,996, or approximately 12%, of consolidated revenue for the nine-month period ended June 30, 2020. This compares to contract staffing services revenue of $99,057, or approximately 88%, of consolidated revenue and direct hire placement revenue of $13,764, or approximately 12%, of consolidated revenue for the nine-month period ended June 30, 2019.

The overall decrease in contract staffing services revenues of $12,222, or 12%, for the nine-month period ended June 30, 2020 compared to the nine-month period ended June 30, 2019 was primarily attributable to the Coronavirus Pandemic that resulted in client closures, postponements in recruiting activities at some clients, and layoffs. The Company experienced the majority, but not all, of these contract staffing services reductions its finance, accounting and office professional end markets and in its light industrial segment. In addition to reductions in temporary workforce requirements brought about as a result of the coronavirus, reorganization of a few key customers in the nine-month period ended June 30, 2020 contributed to the net reduction in revenues.

Direct hire placement revenue for the nine-month period ended June 30, 2020 also declined by $1,768 to $11,996 compared to the nine-month period ended June 30, 2019. The Company has seen demand for its direct hire services drop significantly due to negative impacts related to the Coronavirus Pandemic outbreak.

The Company continues to observe, analyze and make modifications and changes to its core business operating model and practices on a daily basis in response to the on-going Coronavirus Pandemic and related health and safety concerns. These include, but are not limited to, implementation of policies and procedures in observance of Federal, state and/or local guidelines regarding the coronavirus, including matters ranging working from home, use of personal protective equipment (principally, protective masks), social distancing, personal hygiene and sanitary practices, and other preventative and responsive measures, impacting both our core human resources, as well as our contract laborers serving clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company’s contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the nine-month period ended June 30, 2020 decreased by approximately 13% to $64,654 compared to $74,093 for the nine-month period ended June 30, 2019. The $9,439 overall decrease in cost of contract services for the nine-month period ended June 30, 2020 compared to the nine-month period ended June 30, 2019 was primarily attributable to and consistent with the corresponding decline in revenues, which is discussed further below.

Gross Profit percentage by service:

	Nine Months
	Ended June 30,
	2020	2019
Professional contract services	26.5%	25.7%
Industrial contract services	19.9%	22.5%
Professional and industrial services combined	25.5%	25.2%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	34.6%	34.3%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the nine-month period ended June 30, 2020 was approximately 34.6% as compared with approximately 34.3% for the nine-month period ended June 30, 2019.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.5% for nine-month period ended June 30, 2020. The increase is primarily the result of increases in the amounts and mix of higher margin contract services business in IT end markets, including growth in several of the Company’s higher end IT brands during nine-month period ended June 30, 2020, as compared with the same period of the prior fiscal year.

The Company’s industrial staffing services gross margin for the nine-month period ended June 30, 2020 was approximately 19.9% versus approximately 22.5% for the nine-month period ended June 30, 2019. The decrease in industrial staffing services gross margin is due to a decrease in the estimated amounts of return premiums the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program.

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

The Company’s SG&A for the nine-month period ended June 30, 2020 decreased by $237 as compared to the nine-month period ended June 30, 2019. SG&A for the nine-month period ended June 30, 2020, as a percentage of revenues was approximately 35% compared to approximately 31% for the nine-month period ended June 30, 2019. The increase in the SG&A percentage for the nine-month period ended June 30, 2020 over the nine-month period ended June 30, 2019, is primarily due to the corresponding significant reduction in revenues, which results in less coverage of our SG&A fixed or semi-variable expenses. SG&A expenses for the nine-month period ended June 30 2020, also included increases in our allowance for doubtful accounts of approximately $1,887 during the nine-month period ended June 30, 2020, including $1,653 associated with a single large customer of our light industrial segment that has declared bankruptcy.

SG&A also includes certain costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $3,247 and $2,990 for the nine-month periods ended June 30, 2020 and 2019, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs. Such costs for the nine-month period ended June 30, 2020, included approximately $1,496 attributable to personnel costs eliminated to align operational needs related to coronavirus outbreak.

Depreciation Expense

Depreciation expense was $181 for the nine-month period ended June 30, 2020, which decreased by $88 compared to the nine-month period ended June 30, 2019.

Amortization Expense

Amortization expense was $3,921 and $4,189 for the nine-month period ended June 30, 2020 and 2019, respectively. The decrease is due to amortization completion of SNI intangible asset related to non-compete agreements. In addition to amortization expense, the Company recognized an impairment charge related to its goodwill of $4,300 for the nine-month period ended June 30, 2019.

Loss from Operations

The loss from operations decreased by $343 for the nine-month period ended June 30, 2020 compared to the nine-month period ended June 30, 2019. The decrease is entirely attributable to the goodwill impairment charge recognized for the three-month period ended June 30, 2019. Excluding the impact of the goodwill impairment charge, the loss from operations increased by $(3,956). This remaining net increase in our loss from operations is directly attributable to the matters discussed regarding revenues and operating expenses above; including most notably, the negative effects of the Coronavirus Pandemic and increases in our allowance for doubtful accounts of approximately $1,887, including $1,653 associated with a single large customer of our light industrial segment that has declared bankruptcy.

Interest Expense

Interest expense for the nine-month period ended June 30, 2020, increased by $409 compared to the nine-month period ended June 30, 2019. The increase in interest expense is attributable to an increase in an amortization of the debt issue costs related to exit and restructuring fees originated under Seventh Amendment during nine-month period ended June 30, 2020. Also, included in the interest expense was the charge-off of the remaining unamortized beneficial conversion feature associated with the former 8% Notes in the amount of $243 for the three-month period ended June 30, 2020.

Provision for Income Taxes

The Company recognized a tax expense of $271 for the nine-month period ended June 30, 2020. Our effective tax rate for the nine-month periods ended June 30, 2020 and 2019, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Loss

The Company’s net loss was $1,797 and $14,176 for the nine-month periods ended June 30, 2020 and 2019, respectively. The significant decrease in the net loss for the nine-month period ended June 30, 2020, principally the result of the gain recognized of $12,316 on an extinguishment of subordinated debt. In addition to the items discussed above, other significant drivers of the Company’s net loss have been the interest costs associated with debt and the amortization expenses associated with the Company identifiable intangible assets. The Company also incurred a goodwill impairment charge of $4,300 for the nine-month period ended June 30, 2019.

The Company continues to closely manage costs and to pursue opportunities to selectively increase revenue producing headcount in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve setting aggressive new business growth targets, including initiatives to increase services to existing customers, increasing its numbers of revenue producing core professionals, including primarily, business development managers and recruiters, changes to compensation, commission and bonus plans to better incentivize producers, and frequent interaction with the field to monitor and motivate growth. The Company’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing.

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

On April 28, 2020, the Company and its subsidiaries entered into Seventh Amendment, dated as of April 28, 2020 (the “Seventh Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). The Seventh Amendment represents the most significant loan modification of the Company’s Credit Agreement since inception.

On May 5, 2020 the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,927 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment served as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement. The CARES Act PPP relief funds are the only source of financing available to our companies and businesses to help withstand the significant downturn and disruptions we are now undergoing and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

Management believes that the execution of the amendments to the Company’s senior Credit Agreement and the CARES Act PPP loans and related funding are providing significant needed relief to the otherwise negative effects of the present Coronavirus Pandemic.

On June 30, 2020, the Company and its subsidiaries entered into Ninth Amendment, dated as of June 30, 2020 (the “Ninth Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the Ninth Amendment, the Company’s senior lender agreed to modify the earlier conversion condition of the Seventh Amendment and allow the Company to settle a significant portion of the subordinated debt and preferred stock with up to $5,083 million in cash, instead of by converting all of it into the Company’s common stock. As a result, the Company was able to negotiate and settle $46,900 in subordinated debt and preferred stock for $5,083 in cash and 1,811 shares of the Company’s common stock. These transactions resulted in recognition of a net gain on the extinguishment of debt of $12,316, and a net gain on redemption of preferred stock of $24,475 and smaller net income (loss) and net income attributable to common shareholders of $(1,767) and $22,678, respectively, for the nine-month period ended June 30, 2020.

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

The following table sets forth certain consolidated statements of cash flows data:

	Nine Months
	Ended June 30,
(in thousands)	2020	2019
Cash flows used in operating activities	$245	$(551)
Cash flows used in investing activities	$(105)	$(108)
Cash flows provided by financing activities	$12,382	$1,609

As of June 30, 2020, the Company had $16,577 of cash, which was an increase of $12,522 from $4,055 as of September 30, 2019. As of June 30, 2020, the Company had working capital of $6,880 compared to $8,534 of working capital as of September 30, 2019.

Net cash used in operating activities for the nine-month periods ended June 30, 2020 and 2019 was $245 and $(551), respectively. The positive operating cash flow in the nine-month period ended June 30, 2020 is attributable to lowered cash interest payments per Seventh Amendment. The negative operating cash flow in the fiscal nine months period ended June 30, 2019 corresponds with negative income from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the nine-month periods ended June 30, 2020 and 2019.

Cash flow provided by financing activities for the nine-month periods ended June 30, 2020 and 2019 was primarily attributed to the net funds received from nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) totaling $19,927 in order to provide needed relief for allowable expenses under the CARES Act PPP. Offsetting the effect of the new PPP funds received were payments required to pay down the Company’s Revolving Credit Facility resulting from the decline in the Company’s business and accounts receivable that serve as borrowing base collateral as a direct result of the Coronavirus Pandemic and settlement payments on the extinguishment of subordinated notes and preferred stock.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on June 30, 2020, are approximately $445. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on June 30, 2020, are approximately $1,840.

The Company experienced significant net losses for the first nine months of its current fiscal year, and for its most recent fiscal years ended September 30, 2019 and 2018, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, management believes the Company had begun to see its operations and business stabilize.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have continued to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting and office clerical (FAO) end markets within the professional segment.

Following months of extensive negotiations, effective April 28, 2020, the Company entered into the Seventh Amendment to the Credit Agreement with its senior lenders. The Seventh Amendment (as defined below) is the most significant modification of the Company’s senior credit facilities since inception and provides several important concessions and features, including extending the maturity by two years to June 30, 2023, and adjusting (reducing) cash debt service and thereby improving the Company’s ability to generate liquidity. Effective May 5, 2020 the Company entered into the Eighth Amendment to the Credit Agreement with its senior lenders (the “Eighth Amendment”) which allowed the Company and its subsidiaries to obtain loans from BBVA USA (“BBVA”) pursuant to the Payroll Protection Plan (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”).

Between April 29 and May 4, 2020, the Company was able to obtain CARES Act relief financing under the Paycheck Protection Program (“PPP Loans”) for each of its operating subsidiaries, in the aggregate amount of $19,927. These funds are the only source of financing available to our companies and businesses and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

On June 30, 2020, the Company completed a financial restructuring and eliminated $19,685 of its subordinated indebtedness and $27,695 of its convertible preferred stock as required pursuant to the terms of Seventh Amendment, dated as of April 28, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017. The Company entered into a Repurchase Agreement for Preferred Stock and Subordinated Notes (the “Repurchase Agreement”), dated as of June 30, 2020 with Ronald R. Smith (“Mr. Smith”), Thrivent Financial for Lutherans (“Thrivent”), Madison Capital Funding LLC (“Madison”), Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo and Shane Parr (collectively with Smith, Thrivent and Madison, the “SNI Group Members” pursuant to which the SNI Group Members agreed to allow the Company to repurchase and settle all of the 9.5% Convertible Subordinated Notes (the “9.5% Notes”), Series B Convertible Preferred Stock, no par value (“Series B Preferred Stock”), 8% Convertible Subordinated Notes (“8% Notes”) and Series C 8% Cumulative Convertible Preferred Stock, no par value (“Series C Preferred Stock”) held by each of them. All of the outstanding 9.5% Notes and all of the outstanding Series B Preferred Stock were held by SNI Group Members.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery occurs.

Off-Balance Sheet Arrangements

As of June 30, 2020, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2020, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s nine-month period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Repurchase Agreement for Preferred Stock and Subordinated Notes dated as of June 30, 2020 with Ronald R. Smith, Thrivent Financial for Lutherans, Madison Capital Funding LLC, Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo and Shane Parr. Filed as Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2020 and incorporated herein by reference.

10.2

Note Conversion Agreement dated as of June 30, 2020 by and between GEE Group, Inc. and JAX Legacy Investment I, LLC. Filed as Exhibit 10.2 to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2020 and incorporated herein by reference.

10.3

Note Settlement Agreement dated as of June 27, 2020 by and among GEE Group, Inc.,, Enoch S. Timothy and Dorothy Timothy. Filed as Exhibit 10.3 to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2020 and incorporated herein by reference.

10.4

Registration Rights Agreement dated as of June 30, 2020 by and among GEE Group, Inc. and Ronald R. Smith, Thrivent Financial for Lutherans Madison Capital Funding LLC, Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo and Shane Parr (included as Exhibit B to Exhibit 10.1). Filed as Exhibit 10.4 to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2020 and incorporated herein by reference.

10.5

Ninth Amendment dated as of June 30, 2020 to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group, Inc., the other Borrowers and Guarantors named therein, the lenders named therein and MGG Investment Group LP, as administrative agent, term loan agent and collateral agent for the lenders named therein. Filed as Exhibit 10.5. to the current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2020 and incorporated herein by reference.

10.6*	Amendment No. 1 to Executive Employment Agreement dated and effective as of August 12, 2020 between GEE Group Inc. and Kim Thorpe
31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

GEE GROUP INC.
(Registrant)

Date: August 14, 2020	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

