Form 10-K
period 2020-09-30
GEE Group Inc.
filed 2020-12-29
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐    No ☒

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2020 was 11,997,724 x $0.36 = $4,319,181.

The number of shares outstanding of the registrant’s common stock as of December 28, 2020 was 17,667,123.

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

The Company has several subsidiary corporations all of which are wholly owned and consolidated under GEE Group, Inc. The Company’s material operating subsidiaries include Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. In addition, the Company and its operating subsidiaries own and operate under other trade names, including Ashley Ellis, Certes Financial Professionals, General Employment Enterprises and Omni One.

Services Provided

The Company and its subsidiaries provide the following services: (a) professional placement services specializing in the placement of information technology, finance, accounting and office, engineering, and medical data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and accounting professionals for direct hire and contract staffing, and (b) temporary staffing services in light industrial staffing.

Together with its subsidiaries, the Company provides staffing services through a network of branch offices located in several major metropolitan areas throughout the United States. The Company’s professional staffing services involve providing information technology, finance, accounting and office, engineering, and medical scribe professionals to clients on either a regular placement basis or a temporary contract basis. The Company’s industrial staffing business provides temporary staffing for light industrial clients, primarily in Ohio.

The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services.

The Company’s operating subsidiaries and vertical or end markets served under each of its operating divisions are as follows:

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

General Employment Enterprises is the oldest brand and primarily provides direct hire placements for Accounting and Engineering, with an emphasis on mechanical, manufacturing and equipment maintenance, clients throughout the Midwest

Omni One specializes in technical and professional direct-hire and contract staffing solutions, for manufacturing and engineering clients primarily spread-out through the Midwest

Paladin Consulting provides IT, Accounting and Human Resource contract staffing through Resource Process Outsourcing (RPO), Managed Service Provider (MSP) and Vendor Management (VMS) capabilities

Scribe Solutions provides Emergency Room and Physician Practices with highly trained medical scribes for personal assistant work in connection with electronic medical records (EMR)

SNI Companies provides recruitment and both direct hire and contract staffing services, specializing in Finance, Accounting and Office, Finance, Banking, and IT, to eighteen major U.S. metropolitan markets

Triad Staffing provides light industrial contract labor for all phases of manufacturing and assembly, warehousing, packing and shipping, custodial and general labor operations throughout Ohio

Business Strategy

GEE Group Inc.’s business strategy is multi-dimensional and encompasses both organic growth and growth through strategic acquisitions. Since 2015, the Company has completed four acquisitions, the most recent of which was SNI which to date has been its largest. The main tenants of the Company’s strategy are to:

•	Provide innovative solutions for clients delivered through an enhanced menu of professional service offerings in the Company’s existing markets and comprised of multiple specialties, including IT, Finance and Accounting, Engineering, and Healthcare;

•	Enter fastest growing markets by leveraging strategic customer relationships and through geographic footprint expansion with a complete menu of service offerings;

•	Create national wholesale division for IT and aggressively pursue MSP & VMS accounts; and

•	Capitalize on commercial opportunities following shortages of blue collar, office clerical and service workers, as the current economy returns to sustained growth and with a particular focus on logistics and E-Commerce.

The percentage of revenues derived from each of the Company’s direct hire and contract services lines are as follows:

	Fiscal
	2020	2019
Professional direct hire placement services	11.8%	12.2%
Professional contract services	74.7%	73.5%
Industrial contract services	13.5%	14.3%

Marketing

The Company markets its staffing services using its corporate and trade names in their respective vertical markets. As of September 30, 2020, we operated thirty branch offices in downtown or suburban areas of major U.S. cities in eleven states. We have one office located in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado, two offices in Illinois and Massachusetts, four offices in Texas, seven offices each in Ohio and Florida.

The Company markets its staffing services to prospective clients primarily through telephone marketing by its recruiting and sales consultants, and through mailing of employment bulletins which list candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2020 or fiscal 2019.

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

Employees

As of September 30, 2020, the Company had approximately 258 regular employees and the number of contract service employees varied week to week from a minimum of approximately 1,565 to a maximum of 2,631.

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

Item 1A. Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company experienced net losses for the years ended September 30, 2020 and 2019. Among the consequences of the net losses experienced, the Company has been required to obtain amendments and waivers for missed covenants under its senior revolving credit, term loan and security agreement. Other possible consequences of recurring net losses include, but are not limited to, negative cash flows, asset impairments, defaults under the Company’s debt agreements, and possibly, the inability of the Company to continue operating as a going concern. Management has taken definitive actions to improve operations, reduce costs and improve operating profitability, and position the Company for future growth. The Company also is actively seeking replacement financing with a view towards reducing its borrowing costs and improving its net cash flow and overall financial profile. However, there are no assurances that the Company will be able to generate sufficient revenue to meet its operating expenditures or operate profitably in the future.

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

We and our subsidiaries are parties to a Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017, as amended (the “Senior Credit Agreement”) with certain investment funds managed by MGG Investment Group LP. Initial funds were distributed on April 3, 2017 to repay existing indebtedness, pay fees and expenses relating to the Credit Agreement, and to pay a portion of the purchase price for the acquisition of the SNI Companies. Under the terms of the Senior Credit Agreement, we may borrow up to $73,800 consisting of a term loan in the principal amount of $48,800 and revolving loans in a maximum amount up to the lesser of (i) $25,000 or (ii) an amount determined pursuant to a borrowing base that is calculated based on the outstanding amount of our eligible accounts receivable, as described in the Credit Agreement. The loans under the Credit Agreement mature on June 30, 2023. As of September 30, 2020, a total of approximately $54,474 was outstanding under the Senior Credit Agreement.

The Senior Credit Agreement contains restrictions and limitations on our ability to engage in activities and transactions that may be in our long-term best interests. The affirmative and negative covenants contained in the Credit Agreement that may adversely affect our ability to operate our business include covenants that limit and restrict, among other things, our ability to incur additional indebtedness, transfer or sell certain assets, issue stock of subsidiaries, pay dividends on, repurchase or make distributions with respect to our capital stock or make other restricted payments, incur or permit liens or other encumbrances on assets, make certain investments, loans and advances, acquire other businesses, merge, consolidate, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and amend certain agreements.

The Credit Agreement also contains a fixed charge coverage ratio covenant, a senior leverage ratio covenant and a minimum EBITDA covenant. Events beyond our control could affect our ability to meet these and other covenants under the Senior Credit Agreement. The Senior Credit Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control and judgment defaults.

A breach of any of these covenants could result in default under our Credit Agreement, which could prompt the lenders to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. In addition, a breach of the Credit Agreement would cause a cross-default of certain other indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the Credit Agreement accelerate the repayment of borrowings, we cannot ensure that we will have sufficient assets and funds to repay the borrowings under the Credit Agreement and our other indebtedness. An acceleration of our outstanding indebtedness could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings.

Since the date of the Credit Agreement, we have sought and been granted waivers and amendments with respect to certain provisions of the Credit Agreement on ten occasions. There can be no assurance that we will be able to continue to comply with the covenants set forth in the Credit Agreement in the future or, that any additional waivers with respect to these covenants would be granted by the lenders.

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

RECENT GLOBAL SOCIOECONOMIC TRENDS, INCLUDING THE NEGATIVE EFFECTS OF THE CORONAVIRUS PANDEMIC OF 2020, AND TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

Recent global socioeconomic conditions, including the negative effects of the Coronavirus Pandemic of 2020 (“COVID-19”), and disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit or equity capital, our ability to refinance debt and disrupting our customers’ businesses, which are heavily dependent on retail and e-commerce transactions. Although we believe we ultimately will be able to obtain necessary financing in the future, there is no assurance that credit institutions or other creditors or investors will be able or willing to loan us or invest the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of negative socioeconomic conditions, including COVID -19, and their negative effects on general market conditions in the United States economy important to our businesses may adversely affect our customers’ level of spending and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

The operations and liquidity of our operating subsidiaries have been negatively impacted by COVID-19, and as a result, we were able to obtain financial relief in the form of funds received in exchange for promissory notes issued by the U.S. Small Business Administration (“SBA”) and U.S. Treasury under the Payroll Protection Program of the CARES Act (“PPP loans”). The nine promissory notes have an aggregate face amount of $19,927, bear interest at 1% per annum and are unsecured. The CARES Act PPP loans and related accrued interest are eligible for forgiveness by the SBA, in whole or in part, based upon the usage of the proceeds for costs and expenses determined by the SBA to be allowable and eligible. Allowable costs and expenses, as defined by the SBA, broadly include payroll and certain payroll related expenses, lease costs, utilities, and interest on business mortgage loans. Allowable costs and expenses that are eligible for forgiveness include those incurred during the covered periods, as defined, after certain specified limitations and reductions based on changes in compensation and headcount levels during the covered periods, as defined.

The Company’s operating subsidiaries believe they qualify for, and therefore, intend to apply for 100% forgiveness of their outstanding PPP loans and related accrued interest. However, the decision to forgive the Company’s PPP loans will ultimately be made by the SBA, considering a number of factors in addition to use of the proceeds for allowable and eligible costs and expenses, including the SBA’s views regarding the need and necessity for the loans. Therefore, there can be no assurance that such forgiveness will be granted, in whole or in part. The PPP loans obtained by GEE Group Inc. and its operating subsidiaries, as a public company and affiliated group, have exceeded $2,000 audit threshold established by the SBA, and therefore, will be subject to audit by the SBA.

If the Company and its operating subsidiaries are unable to achieve forgiveness of their PPP loans from the SBA, in whole or in part, they will be required to repay the loans on an instalment basis over twenty-four (24) months beginning approximately ten (10) months after the end of their respective covered periods. If the companies are unable to repay the portions of their PPP loans that are not forgiven from available liquidity or operating cash flow, they may be required to raise additional equity or debt capital to repay the PPP loans.

IF WE ARE UNABLE TO GENERATE OR BORROW SUFFICIENT CASH TO MAKE PAYMENTS ON OUR INDEBTEDNESS, INCLUDING OUR CARES ACT PPP LOANS, OUR FINANCIAL CONDITION WOULD BE MATERIALLY HARMED, OUR BUSINESS COULD FAIL AND OUR SHAREHOLDERS MAY LOSE ALL OF THEIR INVESTMENT.

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

THE COMPANY HAS MATERIAL INTANGIBLE ASSETS, INCLUDING GOODWILL, CUSTOMER LISTS, TRADEMARKS AND TRADENAMES. THESE ASSETS ARE SUBJECT TO IMPAIRMENT RISKS, WHICH COULD RESULT IN FUTURE MATERIAL IMPAIRMENT CHARGES TO INCOME AND NEGATIVELY IMPACTING THE FUTURE OPERATING RESULTS AND FINANCIAL POSITION OF THE COMPANY.

The Company is required to evaluate its goodwill annually or when one or more triggering events or circumstances indicate that assets might be impaired. The other long-lived assets, including definite-lived intangible assets, have to be tested for impairment only when triggering events occur or circumstances indicate that assets might be impaired. As a result, the Company has recognized significant impairments of its goodwill in fiscal 2020 and 2019. In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting units, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as the estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and the market comparable assumptions. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of impairment.

The valuation techniques utilized by management, for impairment testing, including estimated future cash flows, fundamentally include the inherent underlying assumption that the economy, the markets served by the Company, and the Company itself, will continue to recover from the COVID-19 pandemic in fiscal 2021, 2022 and beyond. In the event the assumptions relied upon by management are not achieved, including assumed future growth rates, as a result of the prolonged impact of COVID-19 pandemic impairments of goodwill or other long-lived assets could be recorded and such amounts could be material to the financial statements. A reduction in the projected long-term operating performance of one or both of the Company’s reporting units or other long-lived assets, future market declines, changes in discount rates or other conditions also could result in material impairments in the future. Thus, there can be no assurance that the Company’s goodwill or other long-lived assets will not become impaired in the future.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

Competition in the market for placement and staffing services is intense. The Company faces competition from many larger, more established companies. In addition, other companies could seek to introduce competing services and increased competition could result in a decrease in the price charged by the Company’s competitors for their services and reduce demand for the Company’s products and services, which would have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provides competitive services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

CHANGES IN GOVERNMENT REGULATION COULD LIMIT OUR GROWTH OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS.

We are subject to the same federal, state, and local laws as other companies conducting placement and staffing services, which are extensive. The adoption or modification of laws that affect the placement and staffing industry, including but not limited to, Federal and state laws and regulations pertaining to labor and minimum wages, workplace standards and safety, workers compensation laws, independent contractor status, the Family Medical Leave Act, Affordable Care Act, and others could harm our business, operating results, and financial condition by increasing our costs and administrative burdens.

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

We cannot provide assurance beyond the reasonable assurance standards established for internal controls, in general, as to the result of these efforts. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

A MORE ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP, AND THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

Although our common stock is listed on the NYSE American, we cannot assure you that an active public market will develop for our common stock. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large enough float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results;
•	pending or recently completed acquisitions;
•	investment recommendations by securities analysts following our business or our industry;
•	additions or departures of key personnel;
•	changes in the business, earnings estimates or market perceptions of our competitors;
•	our failure to achieve operating results consistent with securities analysts’ projections;
•	changes in industry, general market or economic conditions; and
•	announcements of legislative or regulatory changes.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s policy is to lease commercial office space for all of its offices. The Company’s headquarters are located in Jacksonville Florida, for which the applicable lease expires in 2021.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Triad Personnel Services and Triad Staffing. As of September 30, 2020, we operated thirty branch offices in downtown or suburban areas of major U.S. cities in eleven states. We have one office located in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado, two offices in Illinois and Massachusetts, four offices in Texas, seven offices in Ohio and Florida.

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

Item 3. Legal Proceedings.

As of September 30, 2020, the Company was not a party to any material legal proceedings.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2020:
High	$1.62	$0.64	$0.47	$0.85
Low	$0.51	$0.26	$0.19	$0.37

Fiscal 2019:
High	$0.85	$1.52	$1.96	$2.69
Low	$0.50	$0.62	$0.76	$0.65

Holders of Record

There were 717 holders of record of the Company’s common stock on September 30, 2020.

Dividends

No dividends were declared or paid during the fiscal years ended September 30, 2020 and 2019. We do not anticipate paying any cash dividends for the foreseeable future.

During the fiscal years ended September 30, 2020 and 2019, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2020, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. The plan granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2020 and September 30, 2019 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant. The maximum number of shares that may be granted under the 2013 Plan is 5,000. This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,331	$2.80	3,307
Total	1,331	$2.80	3,307

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

Overview

We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our light industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, Inc., a Delaware corporation (“SNI”) expanded our geographical footprint within the placement and contract staffing verticals or end markets of information technology, accounting, finance, office and engineering professionals.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of September 30, 2020, we operated thirty branch offices in downtown or suburban areas of major U.S. cities in eleven states. We have one office located in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado, two offices each in Illinois and Massachusetts, four offices each in Texas, seven offices each in Ohio and Florida.

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

The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services. We believe our current segments and array of businesses and brands within our segments complement one another and position us for future growth.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations. These effects have been and continue to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting, and office clerical (“FA&O) end markets within the professional segment. In response to the crisis, in April 2020 we took a series of proactive actions including a 10% pay cut for full-time salaried employees, temporary furloughing and redeployment of some employees, reduction of discretionary expenses and projects, and obtaining funds under CARES Act Payroll Protection Program (“PPP”). These actions allowed us to generate cost savings and time to assess the impacts of the COVID-19. As explained above, our businesses have recovered to a significant extent in our final fiscal quarter ended September 30, 2020 as compared with the sequential prior quarter ended June 30, 2020. We expect a continuing, but perhaps, more gradual return to pre-COVID-19 levels for our business operations and customer demand for our services, however, the rate of such recovery may be delayed by continuing negative impacts of COVID-19 on the U.S. economy and the markets and clients we serve.

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

As of May 5, 2020, the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,927 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. The Company also entered the Eighth Amendment, dated as of May 5, 2020 (the “Eighth Amendment”), to the Credit Agreement. The Eighth Amendment served as the conforming amendment under the Credit Agreement enabling the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement. The CARES Act PPP relief funds were the only source of financing available for our companies and businesses to help withstand the significant downturn and disruptions we have experienced and continue to experience and are absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide pandemic.

Management believes that the execution of the amendments to the Company’s senior Credit Agreement and the CARES Act PPP loans and related funding have been and continue to be essential in providing significant needed relief to the otherwise negative effects of the continuing Coronavirus Pandemic.

On June 30, 2020, the Company and its subsidiaries entered into Ninth Amendment, dated as of June 30, 2020 (the “Ninth Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the Ninth Amendment, the Company’s senior lender agreed to modify the earlier conversion condition of the Seventh Amendment and allow the Company to settle a significant portion of the subordinated debt and preferred stock with up to $5,083 million in cash, instead of by converting all of it into the Company’s common stock. As a result, the Company was able to negotiate and settle $46,900 in subordinated debt and preferred stock for $5,083 in cash and 1,811 shares of the Company’s common stock. These transactions resulted in recognition of a net gain on the extinguishment of debt of $12,316, and a net gain on redemption of preferred stock of $24,475, and smaller net loss and net income attributable to common shareholders of $(14,347) and $10,128, respectively, in fiscal 2020.

Results of Operations

Fiscal year ended September 30, 2020 (“fiscal 2020”), and fiscal year ended September 30, 2019 (“fiscal 2019”)

Net Revenues

Consolidated net revenues are comprised of the following:

	Fiscal
	2020	2019	$ Change	% Change
Professional contract services	$96,966	$111,433	$(14,467)	-13%
Industrial contract services	17,560	21,710	(4,150)	-19%
Total professional and industrial contract services	114,526	133,143	(18,617)	-14%

Direct hire placement services	15,309	18,531	(3,222)	-17%
Consolidated net revenues	$129,835	$151,674	$(21,839)	-14%

Contract staffing services contributed $114,526 or approximately 88% of consolidated revenue and direct hire placement services contributed $15,309 or approximately 12% of consolidated revenue for fiscal 2020. This compares to contract staffing services revenue of $133,143, or approximately 88% of consolidated revenue and direct hire placement revenue of $18,531 or approximately 12% of consolidated revenue, respectively, for fiscal 2019.

The overall decrease in contract staffing services revenue of $18,617, or 14% for fiscal 2020 compared to fiscal 2019 was primarily attributable to the continuous impact of the COVID-19 pandemic and resulting mitigation efforts beginning in approximately mid-March 2020. This resulted in a decline in demand for our staffing services due to client closures, postponements in projects and related needs for our services at some clients, and corresponding decreases in the volume of contract services billable hours. The Company experienced the majority, but not all, of these contract staffing services reductions in its finance, accounting, and office professional end markets and in its light industrial segment.

Direct hire placement revenue for fiscal 2020 decreased by $3,222 or 17% over fiscal 2019. The Company also has seen demand for its direct hire services drop significantly due to the continuous negative impacts related to the COVID-19 Pandemic.

With the onset of COVID-19, the Company’s business and revenues began to decrease significantly in approximately mid-March 2020. Consolidated net revenues for the fiscal quarter ended March 31, 2020 of $34,681 decreased by approximately $1,496, or 4%, as compared with consolidated net revenues for the fiscal quarter ended March 31, 2019 of $36,177, and decreased by approximately $2,876, or 8%, as compared with consolidated net revenues for the sequential fiscal quarter ended December 31, 2019 of $37,557.

Consolidated net revenues decreased further by approximately $8,087, or 23%, to $26,594 during the fiscal quarter ended June 30, 2020; however, have rebounded since resulting in an increase of approximately $4,410, or 17%, to $31,004 during this year’s final fiscal quarter ended September 30, 2020. Consolidated revenues on monthly basis bottomed during the month of May 2020 to a low of approximately $8,248 and steadily rose each month to a high of $12,216 during the month of October 2020. November 2020’s revenues were lower at $10,560 largely due to significant lower billing days than October, including the Thanksgiving holidays. Management believes that the trend towards recovery since May 2020 is the result of actions taken to adapt to COVID-19 and position the Company for recovery and, otherwise, is generally consistent with the recovery experienced in the overall U.S. economy so far.

The Company continues to observe, analyze, and make modifications and changes to its business operating model and practices on a daily basis in response to the on-going Coronavirus Pandemic and related health and safety concerns. With regard to revenue generation, the Company has expanded focus and priority towards sales and marketing of our placement and staffing services to clients that provide products or services considered essential during COVID-19, including principally, IT, financial services, and healthcare staffing in the professional segment, and in our light industrial segment, staffing for clients that manufacture and distribute PPE. In addition, we have implemented policies and procedures in observance of Federal, state and/or local guidelines regarding the coronavirus, including but not limited to, working from home, use of personal protective equipment (principally, protective masks), social distancing, personal hygiene and sanitary practices, and other preventative and responsive measures, impacting both our core human resources, as well as our contract laborers serving clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company’s contract services employees, and certain other employee-related costs, while they work on contract assignments. Cost of contract services for fiscal 2020 decreased by approximately 15% to $85,131 compared to fiscal 2019 of $99,653. The $14,522 decrease in cost of contract services for fiscal 2020 compared to fiscal 2019 is consistent with the decline in revenues, which is discussed further below.

Gross Profit percentage by service:
	Fiscal
	2020	2019
Professional contract services	26.4%	26.0%
Industrial contract services	21.7%	20.8%
Consolidated professional and industrial services	25.7%	25.2%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin %(1)	34.4%	34.3%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for fiscal 2020 was approximately 34.4% versus approximately 34.3% for the fiscal 2019.

In the professional contract staffing services segment, the gross margin excluding direct placement services was approximately 26.4% for fiscal 2020 compared to approximately 26.0% for fiscal 2019. The increase is primarily the result of increases in the amounts and mix of higher margin contract services business in IT end markets, including growth in several of the Company’s higher end IT brands during fiscal 2020, as compared with the prior fiscal year. This trend also is consistent with COVID-19 related declines in business, which weighed more heavily on the Company’s lower margin finance, accounting, and office (primarily, office) and light industrial end markets, resulting in a higher mix of higher margin business.

The Company’s industrial staffing services gross margin for fiscal 2020 was approximately 21.7% as compared with approximately 20.8% for fiscal 2019. The increase in industrial staffing services gross margin is due to a higher proportion of estimated amounts of return premiums, the Company’s light industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program.

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

The Company’s SG&A for fiscal 2020, decreased by $2,338 as compared to fiscal 2019. SG&A for fiscal 2020, as a percentage of revenue was approximately 34.2% versus 30.8% for fiscal 2019. The increase in SG&A expenses as a percentage of revenue is primarily attributable to the corresponding significant reduction in revenues, which resulted in less coverage of our SG&A fixed or semi-variable expenses. SG&A expenses for fiscal 2020 decreased as the result of a decrease in employee related costs of $2,984 and a decrease in a stock compensation expense of $627. SG&A in fiscal 2020 also included increases in bad debt expense of $1,765 compared to fiscal 2019, including $1,653 associated with a single large customer of our light industrial segment that has declared bankruptcy.

SG&A also includes certain costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or may be expected not to recur in whole or in part on a going forward basis. These costs were $4,277 and $4,281 for fiscal 2020 and fiscal 2019, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs.

Depreciation Expense

Depreciation expense was $248 for fiscal 2020 and $349 for fiscal 2019. The net decrease in depreciation expense is primarily the result of Company fixed assets becoming fully depreciated exceeding new capital expenditures.

Amortization Expense

Amortization expense was $5,038, and 5,586 for fiscal 2020 and 2019. The decrease is due to amortization completion of SNI intangible asset related to non-compete agreements.

Goodwill Impairment

The Company performed annual goodwill impairment testing effective as of September 30, 2020, and allocates its goodwill among two reporting units, its Professional segment and its Commercial segment, for purposes of evaluation for impairments. As a result of the evaluation performed, the carrying value of the net assets exceeded the estimated fair value of the Company’s Professional segment as of September 30, 2020, while the estimated fair value of the Commercial segment exceeded its net carrying value. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill applicable to the Professional segment of $8,850, which was recorded in the consolidated financial statements for fiscal 2020. For purposes of performing this goodwill impairment assessment, management applied valuation techniques and assumptions to its Professional and Commercial segments as reporting units and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings and other possible factors and their effects on estimated fair value of the Company’s reporting units.

Management also considered the Company’s market capitalization, as recently reported on the NYSE American exchange, in conducting its assessment, which has been lower than its consolidated net book value (consolidated stockholders’ equity). Management believes that the continuing declines in global economic and labor market conditions and other disruptions caused by the COVID-19 pandemic that have negatively impacted the Company’s business and operating results also are a contributing factor to the Company’s recent stock prices, market capitalization, and potentially, the value of its goodwill resulting, in part, in the non-cash impairment charge recognized during fiscal 2020. Management believes and expects that these conditions, including those impacting the Company, are improving and will continue to improve. However, there can be no assurance that the Company’s goodwill or other long-lived assets will not become impaired in the future.

Due to a previous sustained decline in the market capitalization of our common stock during the third quarter of 2019, we also performed a goodwill impairment test in accordance with the provisions of ASU 2017-04, and recognized a non-cash charge for the impairment of goodwill of $4,300 in fiscal 2019.

Loss from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, loss from operations increased by $8,880, to a loss of $13,833 for fiscal 2020 from a loss of $4,953 for fiscal 2019. The increase in our loss from operations is directly attributable to the matters discussed regarding revenues and operating expenses above; including, notably, the negative impacts of the COVID-19 pandemic, increases in our bad debt expense of approximately $1,765, and an increase of approximately $4,550 in the amount of a non-cash goodwill impairment charge recognized in fiscal 2020, as compared with a similar non-cash goodwill impairment charge recognized during fiscal 2019.

Interest Expense

Interest expense for fiscal 2020, decreased by $207 compared to fiscal 2019. The decrease in interest expense is mostly attributable to a decrease in interest on Revolving Credit Facility and Term Loan of $1,107 during fiscal 2020 compared to fiscal 2019. This was mainly offset by increases in an amortization of the debt issue costs related to exit and restructuring fees originated under Seventh Amendment of $422 and interest expense for beneficial conversion feature associated with the former 8% Notes of $487 in fiscal 2020 compared to fiscal 2019.

Provision for Income Taxes

The Company recognized provisions for income tax expense of $597 and $370 in fiscal 2020 and 2019, respectively. The composition of the Company’s income tax provisions is relatively complex; however, the net increase in the provision for fiscal 2020 as compared with fiscal 2019 can be attributed to higher state and local taxes in certain jurisdictions.

Net Loss

The Company’s net loss was $14,347 and $17,763 for fiscal 2020 and 2019, respectively. The decrease in the net loss was principally the result of the gain recognized of $12,316 on an extinguishment of subordinated debt in fiscal 2020 that was offset by goodwill impairment of $8,850. As explained under the Overview section and Results of Operations sections above, the negative effects of the coronavirus pandemic during the later portion of fiscal 2020 also significantly impacted our business and contributed to our fiscal 2020 net loss.

Net Income (Loss) Attributable to Common Stockholders

Net Income (Loss) Attributable to Common Stockholders for fiscal 2020 increased by $27,891. The significant items contributing to this improvement were the gains resulting from extinguishments of the Company’s subordinated debt and outstanding preferred stock of $12,316 and $24,475, respectfully. These were offset, in part, by a non-cash goodwill impairment charge during fiscal 2020, which exceeded a similar non-cash charge in fiscal 2019 by approximately $4,550, increases in our bad debt expense of approximately $1,765, including $1,653 associated with a single large customer of our light industrial segment that has declared bankruptcy, and the negative effects of the COVID-19 pandemic and other matters discussed above.

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

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under the Senior Credit Agreement. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, operating costs and expenses, and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal
	2020	2019
Cash flows used in operating activities	$(2,247)	$(394)
Cash flows used in investing activities	$(119)	$(209)
Cash flows provided by financing activities	$12,385	$1,445

At September 30, 2020, the Company had $14,074 of cash which was an increase of $10,019 from $4,055 at September 30, 2019. At September 30, 2020, the Company had working capital of $13,351 compared to $8,534 of working capital at September 30, 2019.

Net cash used in operating activities for fiscal 2020 and fiscal 2019 was $2,247 and $394, respectively. The negative operating cash flow in the fiscal 2020 and 2019 corresponds with negative income from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in fiscal 2020 and fiscal 2019.

Cash flow provided by financing activities for fiscal 2020 was primarily attributed to the net funds received from nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) totaling $19,927 in order to provide needed relief for allowable expenses under the CARES Act PPP. Offsetting the effect of the new PPP funds received were payments required to pay down the Company’s Revolving Credit Facility resulting from the decline in the Company’s business and accounts receivable that serve as borrowing base collateral as a direct result of the Coronavirus Pandemic and settlement payments on the extinguishment of subordinated notes and preferred stock.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on September 30, 2020, are approximately $3,132. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on September 30, 2020, are approximately $1,848. All the Company’s office facilities are leased.

The Company experienced significant net losses for the fiscal years ended September 30, 2020 and 2019, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, management believes the Company had begun to see its operations and business stabilize.

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

Between April 29 and May 7, 2020, the Company was able to obtain CARES Act relief financing under the Paycheck Protection Program (“PPP Loans”) for each of its operating subsidiaries, in the aggregate amount of $19,927. These funds were the only source of financing available to our companies and businesses and have been and continue to be absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide Coronavirus Pandemic.

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

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery continues.

Off-Balance Sheet Arrangements

As of September 30, 2020, and 2019, and during the two fiscal years then ended, there were no transactions, agreements, or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Significant accounting and disclosure matters requiring the use of estimates and assumptions include, but may not be limited to, revenue recognition, accounts receivable allowances, determining fair values of financial assets and liabilities, deferred income tax valuation allowances, accounting for asset impairments, and accounting for derivative liabilities and beneficial conversion features. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

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

See Note 15 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our customer and the services offered. The terms between invoicing and when payments are due are not significant.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. An allowance for placement fall-offs is recorded, as a reduction of revenues, for estimated losses due to applicants not remaining employed for the Company’s guarantee period. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. Management believes that the nature of the contract service business, wherein client companies are generally dependent on our contract employees in the same manner as permanent employees for their production cycles and the conduct of their respective businesses contributes to a relatively small accounts receivable allowance.

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of September 30, 2020, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment at least annually and when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

The Company performed annual goodwill impairment testing effective as of September 30, 2020, and allocates its goodwill among two reporting units, its Professional segment and its Commercial segment for purposes of evaluation for impairments. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and 2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques on assumptions and other factors, such as the estimated future cash flows of our reporting units, the discount rate used to determine the present value of our cash flows and the market multiples of comparable companies utilized. In applying our methods, we also use averages or medians to select assumptions derived from comparable companies or market data, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

As a result of the evaluation performed, the carrying value of its net assets exceeded the estimated fair value of the Company’s Professional segment as of September 30, 2020, while the estimated fair value of the Commercial segment exceeded its net carrying value. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $8,850, which was recorded in the consolidated financial statements for fiscal 2020. For purposes of performing this goodwill impairment assessment, management applied the valuation techniques and assumptions to its Professional and Commercial segments as reporting units discussed above and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings and other possible factors and their effects on estimated fair value of the Company’s reporting units.

Management also considered the Company’s market capitalization, as recently reported on the NYSE American exchange, in conducting its assessment, which has been lower than its consolidated net book value (consolidated stockholders’ equity). Management believes that the continuing declines in global economic and labor market conditions and other disruptions caused by the COVID-19 pandemic that have negatively impacted the Company’s business and operating results also are a contributing factor to the Company’s recent stock prices, market capitalization, and potentially, the value of its goodwill resulting, in part, in the non-cash impairment charge recognized during fiscal 2020. Management believes and expects that these conditions, including those impacting the Company, are improving and will continue to improve. However, there can be no assurance that the Company’s goodwill or other long-lived assets will not become impaired in the future.

The Company adopted ASU 2017-04 in 2019. Due to a previous sustained decline in the market capitalization of our common stock during the third quarter of 2019, we also performed a goodwill impairment test in accordance with the provisions of ASU 2017-04, and recognized a non-cash charge for the impairment of goodwill of $4,300 in fiscal 2019.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that these assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. In the event the net carrying value of the Company’s long-lived assets are determined not to be recoverable, they are reduced to fair value, which is typically calculated using one or a combination of the relief from royalty method, the multiple of excess cash flow method, and/or other applicable adaptations of the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the Professional and Commercial segments. The Company did not record any impairments to its long-lived assets during fiscal 2020 and 2019.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Lease Accounting. In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (“ASC 842”), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous ASC 840 guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. We adopted this guidance as of October 1, 2019 and elected the transition method provided under ASU 2018-11. This standard has a material effect on our consolidated balance sheets with the recognition of new right of use assets and lease liabilities for all operating leases, except for those leases where we elected the short-term lease recognition exemption, as these leases have a non-cancelable lease term of approximately one year or less. Adoption of the new standard did not have a material effect on the Company’s consolidated results of operations. As of the transition date, the ROU asset and total lease liability (current and long-term) were $5,900 and $6,341, respectively.

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

Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (“ASC 718”), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted (but no sooner than the adoption of Topic 606). The Company adopted the new guidance as of October 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GEE Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GEE Group, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2012

Marlton, New Jersey

December 29, 2020

GEE GROUP INC. CONSOLIDATED BALANCE SHEETS

(in thousands)
	September 30, 2020	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$14,074	$4,055
Accounts receivable, less allowances ($2,072 and $515, respectively)	16,047	20,826
Prepaid expenses and other current assets	1,393	2,221
Total current assets	31,514	27,102
Property and equipment, net	906	852
Goodwill	63,443	72,293
Intangible assets, net	18,843	23,881
Right-of-use assets	4,623	-
Other long-term assets	684	353
TOTAL ASSETS	$120,013	$124,481

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,051	$3,733
Acquisition deposit for working capital guarantee	-	783
Accrued compensation	5,506	5,212
Short-term portion of term loan, net of discount	-	4,668
Subordinated debt	-	1,000
Current Paycheck Protection Program Loans and accrued interest	2,243	-
Current operating lease liabilities	1,615	-
Other current liabilities	6,748	3,172
Total current liabilities	18,163	18,568
Deferred taxes	430	300
Paycheck Protection Program loans and accrued interest	17,779	-
Revolving credit facility	11,828	14,215
Term loan, net of discount	37,752	36,029
Subordinated convertible debt (includes $0 and $1,269, net of discount, respectively, due to related parties)	-	17,954
Noncurrent operating lease liabilities	3,927	-
Other long-term liabilities	2,756	595
Total long-term liabilities	74,472	69,093

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - 0 and 5,566 shares at September 30, 2020 and September 30, 2019, respectively; liquidation value of the preferred series B stock is approximately $0 and $27,050 at September 30, 2020 and September 30, 2019, respectively	-	27,551
Preferred series C stock; authorized - 3,000 shares; issued and outstanding - 0 and 60 shaes at September 30, 2020 and September 30, 2019, respectively; liquidation value of the preferred series C stock is approximately $0 and $60 at September 30, 2020 and September 30, 2019, respectively	-	60
Total mezzanine equity	-	27,611
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 17,667 shares at September 30, 2020 and 12,538 shares at September 30, 2019, respectively	-	-
Additional paid in capital	58,031	49,990
Accumulated deficit	(30,653)	(40,781)
Total shareholders' equity	27,378	9,209
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,013	$124,481

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30,
(in thousands except per share data)	2020	2019
NET REVENUES:
Contract staffing services	$114,526	$133,143
Direct hire placement services	15,309	18,531
NET REVENUES	129,835	151,674

Cost of contract services	85,131	99,653
GROSS PROFIT	44,704	52,021

Selling, general and administrative expenses (including noncash
stock-based compensation expense of $1,559 and $2,186 respectively)	44,401	46,739
Depreciation expense	248	349
Amortization of intangible assets	5,038	5,586
Goodwill impairment charge	8,850	4,300
LOSS FROM OPERATIONS	(13,833)	(4,953)
Gain on extinguishment of debt	12,316	-
Interest expense	(12,233)	(12,440)
LOSS BEFORE INCOME TAX PROVISION	(13,750)	(17,393)
Provision for income tax	(597)	(370)
NET LOSS	(14,347)	(17,763)
Gain on redeemed preferred stock	24,475	-
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,128	$(17,763)

BASIC EARNINGS (LOSS) PER SHARE	$0.67	$(1.50)
DILUTED EARNINGS (LOSS) PER SHARE	$(1.14)	$(1.50)
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	15,214	11,840
DILUTED	21,570	11,840

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
(in thousands)	Shares	In Capital	Deficit	Equity

Balance, September 30, 2018	10,783	$44,120	$(23,018)	$21,102
Share-based compensation	-	2,186	-	2,186
Issuance of stock for interest	1,505	1,605	-	1,605
Conversion of preferred Series B to common stock	250	1,238	-	1,238
Beneficial conversion features on subordinated debt	-	841	-	841
Net loss	-	-	(17,763)	(17,763)
Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209

Share-based compensation	23	1,559	-	1,559
Issuance of stock for restricted stock	500	-	-	-
Issuance of stock for interest	2,795	1,204	-	1,204
Issuance of stock for debt conversion	1,718	5,185	-	5,185
Issuance of stock for preferred stock conversion	93	93	-	93
Net loss	-	-	(14,347)	(14,347)
Gain on redemption of preferred stock	-	-	24,475	24,475
Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,347)	$(17,763)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on extingishment of debt	(12,316)	-
Depreciation and amortization	5,286	5,935
Goodwill impairment charge	8,850	4,300
Non-cash lease expense	1,623	-
Stock compensation expense	1,559	2,186
Provision for doubtful accounts	1,557	213
Deferred income taxes	130	154
Amortization of debt discount	1,779	909
Interest expense paid with common and preferred stock	1,288	1,666
Paid in kind interest on term loan	1,242	-
Change in acquisition deposit for working capital guarantee	(783)	(100)
Changes in operating assets and liabilities:
Accounts receivable	3,222	(284)
Accrued interest	95	-
Accounts payable	(2,156)	1,210
Accrued compensation	2,729	-
Change in other assets, net of change in other liabilities	(2,005)	1,180
Net cash used in operating activities	(2,247)	(394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(119)	(209)
Net cash used in investing activities	(119)	(209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(500)	(2,687)
Net proceeds from (payments on) subordinated debt	(1,724)	1,893
Payment on preferred stock redemption	(2,931)	-
Net proceeds from CARES Act Paycheck Protection Program Loans	19,927	-
Payments on capital lease	-	(51)
Net (payments on) proceeds from revolving credit	(2,387)	2,290
Net cash provided by financing activities	12,385	1,445

Net change in cash	10,019	842

Cash at beginning of year	4,055	3,213

Cash at end of year	$14,074	$4,055

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$7,785	$10,137
Cash paid for taxes	80	92
Non-cash investing and financing activities
Conversion of series B convertible preferred stock to common stock	-	1,238
Beneficial conversion features on subordinated debt	-	841
Acquisition of equipment with finance lease	184	102
Conversion of 8% subordinated notes to common stock by related parties	1,000	-
Conversion of 10% subordinated notes to common stock	4,185	-
Conversion of series C preferred stock to common by related parties	93	-
Redemption of series B preferred stock	24,441	-
Redemption of series C preferred stock	34	-
Accrued fees on term loan	4,978	-
Right-of-use assets, net of deferred rent	6,246	-
Operating lease liability	6,687	-

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

The Company’s fiscal year begins on October 1 and ends on September 30 of each year. Fiscal 2020 and fiscal 2019 refer to the fiscal years ended September 30, 2020 and 2019, respectively.

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

The Company experienced net losses in fiscal 2020 and 2019, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, management believes the Company had begun to see its operations and business stabilize.

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

On June 30, 2020, the Company completed a financial restructuring and eliminated approximately $19,685 of its subordinated indebtedness and approximately $27,695 of its convertible preferred stock as required pursuant to the terms of Seventh Amendment, dated as of April 28, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017. The Company entered into a Repurchase Agreement for Preferred Stock and Subordinated Notes (the “Repurchase Agreement”), dated as of June 30, 2020 with Ronald R. Smith (“Mr. Smith”), Thrivent Financial for Lutherans (“Thrivent”), Madison Capital Funding LLC (“Madison”), Maurice R. Harrison IV (“Mr. Harrison”), Peter Langlois (“Mr. Langlois”), Vincent Lombardo (“Mr. Lombardo”) and Shane Parr (Mr. Parr, and collectively with Mr. Smith, Thrivent, Madison, Mr. Harrison, Mr. Langlois, and Mr. Lombardo), the “SNI Group Members” pursuant to which the SNI Group Members agreed to allow the Company to repurchase and settle all of the 9.5% Convertible Subordinated Notes (the “9.5% Notes”), Series B Convertible Preferred Stock, no par value (“Series B Preferred Stock”), 8% Convertible Subordinated Notes (“8% Notes”) and Series C 8% Cumulative Convertible Preferred Stock, no par value (“Series C Preferred Stock”) held by each of them as set forth below. All of the outstanding 9.5% Notes and all of the outstanding Series B Preferred Stock were held by SNI Group Members.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery continues.

As of September 30, 2020, the Company had cash of $14,074, which was an increase of $10,019 from $4,055 as of September 30, 2019. Net working capital as of September 30, 2020 was $13,351, as compared to net working capital of $8,534 for September 30, 2019.

Paycheck Protection Program Loan

Between April 29 and May 7, 2020, the Company obtained loans in the aggregate amount of $19,927 for its operating subsidiaries from BBVA USA (“BBVA”), as lender, pursuant to the Payroll Protection Plan (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). These funds were the only source of financing available to our companies and businesses and have been and continue to be critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide Coronavirus Pandemic. The Company accounted for the PPP loans as a debt (See Note 9) in accordance with Accounting Standards Codification (“ASC”) Topic 470 Debt. Accordingly, the PPP loans were recognized as current and noncurrent debt in the Company’s consolidated financial statements.

The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, deferred paying $2,435 of applicable payroll taxes as of September 30, 2020, which is included in long-term liability in the consolidated financial statements. The deferred deposits of the employer’s share of Social Security tax must be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, 50 percent of the eligible deferred amount, and the remaining amount by December 31, 2022.

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

Revenue Recognition

Revenues from contracts with customers are generated from direct hire placement services, temporary professional services staffing, and temporary light industrial staffing. Revenues are recognized when promised services are performed for customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales adjustments or allowances.

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

Temporary staffing service revenues from contracts with customers are recognized in amounts the Company has the right to invoice as the services are rendered by the Company’s temporary employees. The Company records temporary staffing revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company controls the specified service before that service is performed for a customer. The Company has the risk of identifying and hiring qualified employees as Company employees (as opposed to client employees), has the discretion to select the employees and establish their price, and bears the risk for services that are not fully paid for by customers.

Falloffs and refunds during the period are reflected in the statements of operations as a reduction of placement service revenues and were approximately $1,375 in fiscal 2020 and $2,243 in fiscal 2019. Expected future falloffs and refunds are estimated and reflected in the consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

See Note 15 for disaggregated revenues by segment.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2020, and September 30, 2019, there were no cash equivalents. Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. An allowance for placement fall-offs also is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. Management believes that the nature of the contract service business, wherein client companies are generally dependent on our contract employees in the same manner as permanent employees for their production cycles and the conduct of their respective businesses contributes to a relatively small accounts receivable allowance.

As of September 30, 2020, and September 30, 2019 allowance for doubtful accounts was $2,072 and $515, respectively. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloff reserves of $287 and $197 as of September 30, 2020 and September 30, 2019, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for fiscal 2020 and fiscal 2019.

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All the Company’s real estate leases are classified as operating leases.

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

Earnings and Loss per Share

Basic earnings and loss per share are computed by dividing net income or loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, exercise of stock options and warrants and the conversion of notes payable and preferred stock to common stock. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method. The dilutive effect of preferred stock is reflected in earnings per share by use of the if-converted method.

The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 6,356 for fiscal 2020. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 1,689 and 12,832 for the fiscal 2020 and 2019, respectively.

	September 30, 2020	September 30, 2019
Basic net income (loss) per share computation:
Net loss	$(14,347)	$(17,763)
Add: gain on redeemed preferred stock	24,475	-
Net income (loss) attributable to common stockholders	10,128	(17,763)
Weighted-average common shares outstanding	15,214	11,840
Basic net income (loss) per share	$0.67	$(1.50)

Diluted net income per share computation:
Net income (loss) attributable to common stockholders	10,128	(17,763)
Less: gain on redeemed preferred stock	(24,475)	-
Less: gain on extinguishment of convertible debt	(11,405)	-
Add: interest expense on convertible note	1,204	-
Diluted loss attributable to common stockholders	$(24,548)	$(17,763)
Weighted average common shares outstanding	15,214	11,840
Incremental shares attributable to the assumed conversion of preferred stock, convertible debt and exercise of outstanding stock options and warrants	6,356	-
Total adjusted weighted-average shares	21,570	11,840
Diluted net loss per share	$(1.14)	$(1.50)

For the fiscal 2019, in which net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $1,913 and $2,322 for fiscal 2020 and fiscal 2019, respectively.

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment at least annually and when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

The Company performed annual goodwill impairment testing effective as of September 30, 2020, and allocates its goodwill among two reporting units, its Professional segment and its Commercial segment for purposes of evaluation for impairments. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and 2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques on assumptions and other factors, such as the estimated future cash flows of our reporting units, the discount rate used to determine the present value of our cash flows and the market multiples of comparable companies utilized. In applying our methods, we also use averages or medians to select assumptions derived from comparable companies or market data, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

As a result of the evaluation performed, the carrying value of its net assets exceeded the estimated fair value of the Company’s Professional segment as of September 30, 2020, while the estimated fair value of the Commercial segment exceeded its net carrying value. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $8,850, which was recorded in the consolidated financial statements for fiscal 2020. For purposes of performing this goodwill impairment assessment, management applied the valuation techniques and assumptions to its Professional and Commercial segments as reporting units discussed above and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, and other possible factors and their effects on estimated fair value of the Company’s reporting units.

Management also considered the Company’s market capitalization, as recently reported on the NYSE American exchange, in conducting its assessment, which has been lower than its consolidated net book value (consolidated stockholders’ equity). Management believes that the continuing declines in global economic and labor market conditions and other disruptions caused by the COVID-19 pandemic that have negatively impacted the Company’s business and operating results also are a contributing factor to the Company’s recent stock prices, market capitalization, and potentially, the value of its goodwill resulting, in part, in the non-cash impairment charge recognized during fiscal 2020. Management believes and expects that these conditions, including those impacting the Company, are improving and will continue to improve. However, there can be no assurance that the Company’s goodwill or other long-lived assets will not become impaired in the future.

The Company adopted ASU 2017-04 in 2019. Due to a previous sustained decline in the market capitalization of our common stock during the third quarter of 2019, we also performed a goodwill impairment test in accordance with the provisions of ASU 2017-04, and recognized a non-cash charge for the impairment of goodwill of $4,300 in fiscal 2019.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that these assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. In the event the net carrying value of the Company’s long-lived assets are determined not to be recoverable, they are reduced to fair value, which is typically calculated using one or a combination of the relief from royalty method, the multiple of excess cash flow method, and/or other applicable adaptations of the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the Professional and Commercial segments. The Company did not record any impairments to its long-lived assets during fiscal 2020 and 2019.

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

The BCF for the convertible instrument is recorded as a reduction, or discount, to the carrying amount of the convertible instrument equal to the fair value of the conversion feature. The discount is then amortized as interest or deemed dividends over the period from the date of the convertible instrument’s issuance to the earliest redemption date, provided that the convertible instrument is not currently redeemable but probable of becoming redeemable in the future. As a result of the settlement and conversion of the Company’s subordinated debt and preferred stock as of June 30, 2020, the Company charged off the remaining unamortized BCF associated with these instruments to interest expense and a gain was recognized from extinguishment of its convertible subordinated debt.

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

We recognize and group interest and penalties, if any, with income tax expense in the accompanying consolidated statement of operations. As of September 30, 2020, and September 30, 2019, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Reclassification

Certain reclassifications have been made to the financial statements as of and for the years ended September 30, 2020 to conform to the current year presentation with no effect on total expenses or net loss.

Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, and (b) temporary professional contract services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary contract light industrial staffing. The Company’s services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Selling, general and administrative expenses are not entirely allocated among the Industrial and Professional Staffing Services segments. Operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employees, length of employment and revenue recognition are considered in determining the Company’s operating segments.

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

Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (“ASC 718”), which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted (but no sooner than the adoption of Topic 606). The Company adopted the new guidance as of October 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	September 30, 2020	September 30, 2019

Computer software	$1,535	$1,497
Office equipment, furniture, fixtures and leasehold improvements	3,595	3,599
Total property and equipment, at cost	5,130	5,096
Accumulated depreciation and amortization	(4,224)	(4,244)
Property and equipment, net	$906	$852

Depreciation expense for fiscal 2020 and 2019 was $248 and $349, respectively.

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

Operating lease expenses were $2,433 and $2,872 for fiscal 2020 and 2019, respectively.

Supplemental cash flow information related to leases consisted of the following:

Fiscal 2020
Cash paid for operating lease liabilities	$1,946
Right-of-use assets obtained in exchange for new operating lease liabilities	$733

Supplemental balance sheet information related to leases consisted of the following:

Fiscal 2020
Weighted average remaining lease term for operating leases	2.4 years
Weighted average discount rate for operating leases	6.0%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2020, including certain closed offices are as follows:

Fiscal 2021	$1,848
Fiscal 2022	1,686
Fiscal 2023	1,159
Fiscal 2024	898
Fiscal 2025	434
Thereafter	108
Less: Imputed interest	(591)
Present value of operating lease liabilities (a)	$5,542

(a) Includes current portion of $1,615 for operating leases.

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at October 1, 2019 as noted in Note 3. As of September 30, 2019, future minimum lease payments due under non-cancelable lease agreements having initial terms in excess of one year, including certain closed offices are as follows:

Fiscal 2020	$1,990
Fiscal 2021	1,597
Fiscal 2022	1,485
Fiscal 2023	1,007
Fiscal 2024	779
Thereafter	427
Total	$7,285

6. Goodwill and Intangible Assets

Goodwill

Goodwill asset for fiscal 2020 and fiscal 2019 was $63,443 and $72,293, respectively. As a result of the evaluation performed, the carrying value of its net assets exceeded the estimated fair value of the Company’s Professional segment as of September 30, 2020, while the estimated fair value of the Commercial segment exceeded its net carrying value. The outcome of this goodwill impairment test resulted in a non-cash charge for the impairment of goodwill of $8,850, which was recorded in the consolidated financial statements for fiscal 2020. For purposes of performing this goodwill impairment assessment, management mainly considered recent trends in the Company’s stock price, estimated control or acquisition premium, earnings and other possible factors and their effects on estimated fair value of the Company’s reporting units.

Due to a previous sustained decline in the market capitalization of our common stock during the third quarter of 2019, we also performed a goodwill impairment test in accordance with the provisions of ASU 2017-04, and recognized a non-cash charge for the impairment of goodwill of $4,300 in fiscal 2019.

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of September 30, 2020 and September 30, 2019 and estimated future amortization expense.

	September 30, 2020			September 30, 2019
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$13,188	$15,882	$29,070	$10,321	$18,749
Trade names	8,329	5,379	2,950	8,329	3,958	4,371
Non-Compete agreements	4,331	4,320	11	4,331	3,570	761
Total	$41,730	$22,887	$18,843	$41,730	$17,849	$23,881

Estimated Amortization Expense

Fiscal 2021	$4,088
Fiscal 2022	3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Thereafter	2,787
$18,843

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

The amortization expense for intangible assets was $5,038 and $5,586 for fiscal 2020 and 2019, respectively.

7. Accrued Compensation

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

Revolving Credit Facility

As of September 30, 2020, the Company had $11,828 in outstanding borrowings under the Revolving Credit Facility, which accrued interest at an annual effective rate of approximately 11%.

Outstanding balances and corresponding amounts available to be borrowed or required to be repaid under the Revolving Credit Facility are determined using an agreed upon borrowing base calculation, which allows the Company to borrow amounts of up to 85% of its eligible outstanding accounts receivable, excluding specified past due balances and which amounts are further reduced for certain reserves and set asides under the Credit Agreement. As of September 30, 2020, the Company had $1,592 then currently available for borrowing under the terms of the Revolving Credit Facility.

In addition to the Company’s accounts receivable, the Revolving Credit Facility is secured by all the Company’s property and assets, whether real or personal, tangible or intangible, and whether now owned or hereafter acquired, or in which it now has or at any time in the future may acquire any right, title or interests.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	September 30, 2020	September 30, 2019

Term loan	$42,646	$41,905
Unamortized debt discount	(4,894)	(1,208)
Term loan, net of discount	37,752	40,697
Short term portion of term loan, net of discounts	-	4,668
Long term portion of term loan, net of discounts	$37,752	$36,029

The Term Loan is payable as follows, subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that any and all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on maturity as of June 30, 2023. Principal and accrued interest payments are required as follows: fiscal 2021- $889, fiscal 2022 – $1,778, and fiscal 2023 - $39,979.

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

As of September 30, 2020, the Company had $42,646 in outstanding borrowings under the Term Loan Facility that was at an interest of approximately 11%, plus additional interest at an annual rate 5% in the form of PIK (noncash, paid-in-kind), which accrues and is added to the balance of the Term Loan on a monthly basis.

The Credit Agreement includes financial and other restrictive covenants. Financial covenants include minimum fixed charge coverage ratios, minimum EBITDA, as defined under the Credit Agreement to include certain adjustments, and maximum senior leverage ratios. The Company measures and certifies these covenants quarterly. The financial covenants are measured on a trailing four quarter basis as of the end of each quarter. The Company met its financial covenants for the trailing four quarters ended September 30, 2020.

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

The Seventh Amendment extends the maturity of the Credit Agreement from June 30, 2021 to June 30, 2023, lowered cash interest approximately 500 basis points (5%) per annum, postponed quarterly principal payments to recommence beginning June 30, 2021, and reduced the amounts of quarterly principal payments from the current $500 per quarter to $446. The Company has agreed to pay 5% PIK (non-cash, paid-in-kind) interest on the Term Loan only, which is accrued and added to the balance of the Term Loan, and to pay a restructuring fee of $3,478 and an exit fee of $1,500, which became fully earned upon the effective date, but are payable upon the occurrence of a triggering event. The triggering events include a change in control, refinancing, maturity, or other termination of the senior loans, and in the case of the restructuring fee, an acquisition by the Company also is considered a triggering event. In addition, the Company has agreed that for each six-month period commencing with the period ending on March 31, 2021 and for each fiscal year commencing with the fiscal year ending on September 30, 2021, it shall utilize its “Specified Excess Cash Flow Amount” (as defined in the Credit Agreement) to repay amounts outstanding under the Credit Agreement.

Under the Seventh Amendment, the Company also agreed to the condition that it will pursue, negotiate, and execute conversions of all of the Company’s outstanding subordinated debt and preferred stock into shares of the Company’s common stock. In the event the Company was able to meet the conversion conditions of the agreement, it would have then had the option to settle the restructuring fee, exit fee, and accumulated PIK balance, each when due, in cash or in shares of the Company’s common stock. In the case of the latter, the amount or number of shares distributable to the Senior Lenders would be determined using the most favorable conversion rate at which the holders of the Company’s subordinated indebtedness or preferred stock converted their securities to shares of common stock of the Company in their conversion transactions.

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

Eighth Amendment to Credit Agreement and CARES Act Payroll Protection Program Loans

On May 5, 2020, the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,927 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment to the Credit Agreement serves as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement.

Ninth Amendment to Credit Agreement

On June 30, 2020, the Company and its subsidiaries entered into Ninth Amendment, dated as of June 30, 2020 (the “Ninth Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the Ninth Amendment, the Company’s senior lender agreed to modify the earlier conversion condition of the Seventh Amendment and allow the Company to settle a significant portion of the subordinated debt and preferred stock with up to $5,100 in cash, instead of by converting all of it into the Company’s common stock. In exchange, the Company agreed to settle the exit and restructuring fees agreed to in the Seventh Amendment totaling $4,978, which were accrued as of September 30, 2020, in cash or in shares of the Company’s common stock, except under the Ninth Amendment, the determination of cash or stock would be at the Senior Lender’s discretion and no longer at the Company’s discretion as provided in the earlier Seventh Amendment.

On December 22, 2020, the Company and its subsidiaries entered into a letter amendment, dated as of December 22, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the letter amendment, the Company’s senior lender agreed to modify settlement date for the exit and restructuring fees, which are now due to be settled on or before June 30, 2021.

9. CARES Act Payroll Protection Program Loans

Between April 29 and May 7, 2020, the Company obtained for each of its operating subsidiaries a loan from BBVA USA (“BBVA”) pursuant to the Payroll Protection Plan (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP loans were necessary to support ongoing operations due to current economic hardship, uncertainty, and the significant negative effects on the business operations and activity levels of the applicants attributable to COVID-19 including the impact of “lock-downs”, “quarantines” and “shut-downs”. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain mortgage and other obligations, rent and utilities. Each of the Company’s subsidiary executed a separate promissory note evidencing unsecured loans under the PPP. The following promissory notes were executed by the Company and its subsidiaries: GEE Group, Inc., for $1,992 (the “GEE Group Note”), Scribe Solutions, Inc. for $277 (the “Scribe Note”), Agile Resources, Inc. is for $1,206 (the “Agile Note”), Access Data Consulting Corporation for $1,456 (the “Access Note”), Paladin Consulting, Inc. for $1,925 (the “Paladin Note”), SNI Companies, Inc. for $10,000 (the “SNI Note”), Triad Personnel Services, Inc. for $404 (the “Triad Personnel Note”), Triad Logistics, Inc. for $78 (the “Triad Logistics Note”), and BMCH, Inc. for $2,589 (the “BMCH Note”). The GEE Group Note, the Scribe Note, the Agile Note, the Access Note, the Paladin Note, the SNI Note, the Triad Personnel Note, the Triad Logistics Note, and the BMCH Note are referred to together as the “PPP Notes” and each individually as a “PPP Note”. The loans evidenced by the PPP Notes (the “PPP Loans”) are being made through BBVA as the lender. Principal and accrued interest payments are due and payable as follows: fiscal 2021- $2,243, and fiscal 2022 – $17,779.

The PPP Loans have two-year terms and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments under the PPP Loans are deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties.

10. Subordinated Debt – Convertible and Non - Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

	September 30, 2020	September 30, 2019

10% Convertible Subordinated Note	$-	$4,185
Subordinated Promissary Note	-	1,000
9.5% Convertible Subordinated Note	-	12,500
8% Convertible Subordinated Notes, net of discount, due to related parties	-	1,269
Total subordinated debt, convertible and non-convertible	-	18,954
Short term portion of subordinated debt, convertible and non-convertible	-	(1,000)
Long term portion of subordinated debt, convertible and non-convertible	$-	$17,954

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to JAX Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the amount of $4,185.

On April 3, 2017, the Company and JAX Legacy amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”) in the aggregate principal amount of $4,185. The maturity date was on October 3, 2021 (the “Maturity Date”). The 10% Note was convertible into shares of the Company’s Common Stock at a conversion price equal to $5.83 per share. All or any portion of the 10% Note was redeemable by the Company for cash at any time on or after April 3, 2018 that the average daily VWAP of the Company’s Common Stock reported on the principal trading market for the Common Stock exceeded the then applicable Conversion Price for a period of 20 trading days. The redemption price was an amount equal to 100% of the then outstanding principal amount of the 10% Note being redeemed, plus accrued and unpaid interest thereon.

During fiscal 2020 and 2019, the Company issued approximately 756 and 408 shares of common stock to Jax Legacy as payment-in-kind interest of approximately $314 and $419, respectively, on the 10% Note.

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

During the fiscal 2020 and 2019 the Company issued approximately 2,039 shares and 1,096 shares of common stock to the SNI Sellers as payment-in-kind interest of approximately $890 and $1,188, respectively, on the 9.5% Notes.

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

Registration Rights Agreement

On June 30, 2020, the Company and the SNI Group Members entered into a Registration Rights Agreement dated as of June 30, 2020 (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company has agreed to file on or prior to July 31, 2020, an initial registration statement with respect to the resale of shares of Common Stock currently owned by the SNI Group members that are “Registrable Securities” (as defined in the Registration Rights Agreement) on or prior to July 31, 2020. In addition, the Company has agreed that it shall, on one occasion, on or after September 30, 2020 and upon the written request of the holders of 51% or more of the Registrable Securities, file a registration statement with respect to the Registrable Securities held by such holders. The demanding holders may require, in connection with the registration, that such demand registration take the form of an underwritten public offering of such Registrable Securities. The Registration Rights Agreement also provides that for a period of three years after the closing date of the Restructuring, the holders of Registrable Securities shall have piggyback registration rights with respect to all registration statements filed by the Company (other than those on Form S-4 or Form S-8).

8% Convertible Subordinated Notes to Related Parties

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2,000 in aggregate principal amount of its 8% Notes. The maturity date of the 8% Notes was on October 3, 2021 (the “Maturity Date”). The 8% Notes were converted into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). Interest on the 8% Notes accrued at the rate of 8% per annum and was payable quarterly in non-cash payments-in-kind (“PIK”) in arrears on June 30, September 30, December 31, and March 31, beginning on June 30, 2019, on each conversion date with respect to the 8% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). Interest was payable on an Interest Payment Date in shares of Series C Preferred Stock of the Company, which Series C Preferred Stock was valued at its liquidation value. All or any portion of the 8% Notes was redeemable by the Company for cash at any time. The redemption price was an amount equal to 100% of the then outstanding principal amount of the 8% Notes being redeemed, plus accrued and unpaid PIK interest thereon. The Company could, at its option, prepay any portion of the principal amount of the 8% Notes without the prior consent of the holders thereof; provided, however, that any prepayments of the 8% Notes shall be made on a pro rata basis to all holders of 8% Notes based on the aggregate principal amount of 8% Notes held by such holders. The Company was required to prepay the 8% Notes together with accrued and unpaid PIK interest thereon upon the consummation by the Company of any “Change of Control”.

The Company issued 104 and 60 shares of Series C Preferred Stock to Investors related to interest of $104 and $60 on the 8% Notes for fiscal 2020 and fiscal 2019, respectively.

The BCF for the 8% Notes was recorded as a discount to their carrying value and was equal to the fair value of the conversion feature upon the date of issuance. The discount was being amortized as interest over the period from the date of issuance to maturity. The total BCF recorded was $841. During fiscal 2020 and 2019, the Company amortized approximately $731 and $110 of debt discount, respectively.

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

11. Equity

On June 30, 2020, the Company issued 1,718 shares of common stock for debt conversion of $1,000 aggregate principal amount of the 8% Notes, related shares of Series C Preferred Stock and 10% Note. The Company also issued 93 shares of common stock for Series C Preferred Stock discussed above (Note 10).

During fiscal 2019 the Company issued 250 shares of common stock for the conversion of approximately 250 shares of Series B Convertible Preferred Stock (See Note 12).

Restricted Stock

The Company granted 450 and 400 shares of restricted common stock in fiscal 2020 and 2019, respectively. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. Stock-based compensation expense attributable to restricted stock was $1,150 and $819 in fiscal 2020 and fiscal 2019, respectively. As of September 30, 2020, there was $818 of unrecognized compensation expense related to restricted stock outstanding. On November 23, 2019, 500 shares of restricted common stock held by the Company’s former president became fully vested upon his passing. These shares were issued during fiscal 2020.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2018	1,100	2.21
Granted	400	0.52
Issued	-	-
Non-vested restricted stock outstanding as of September 30, 2019	1,500	1.76
Granted	450	0.85
Issued	(500)	2.21
Non-vested restricted stock outstanding as of September 30, 2020	1,450	1.32

Warrants

No warrants were granted or exercised during fiscal 2020 or fiscal 2019.

A summary of warrant activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2018	497	3.84	2.87	67
Granted	-	-	-	-
Expired	(58)	2.00	-	-
Warrants outstanding as of September 30, 2019	439	4.09	1.39	-
Granted	-	-	-	-
Expired	(362)	4.53	-	-
Warrants outstanding as of September 30, 2020	77	2.00	4.50	-

Warrants exercisable as of September 30, 2019	439	4.09	1.39	-
Warrants exercisable as of September 30, 2020	77	2.00	4.50	-

Stock Options

As of September 30, 2020, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. During fiscal 2020, 2013 Incentive Stock Plan was amended to increase available balance by 1,000. The plan granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2020 and September 30, 2019 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $409 and $1,367 in fiscal 2020 and fiscal 2019, respectively. As of September 30, 2020, there was approximately $652 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.95 years.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2018	1,578	3.76	7.53	142
Granted	437	1.81	-	-
Forfeited	(281)	4.05	-	-
Options outstanding as of September 30, 2019	1,734	3.22	7.84	-
Granted	75	0.54	-	-
Forfeited	(555)	3.68	-	-
Options outstanding as of September 30, 2020	1,254	2.85	7.34	-

Exercisable as of September 30, 2019	720	4.24	6.50	-
Exercisable as of September 30, 2020	749	3.43	6.78	-

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

	2020	2019
Weighted average fair value of options	$0.49	$1.65
Weighted average risk-free interest rate	0.71%	2.94%
Weighted average volatility factor	108%	104%
Weighted average expected life (years)	10	10

12. Mezzanine Equity

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

Pursuant to a Repurchase Agreement dated June 30, 2020, the holders of the Series B Preferred Stock agreed to accept an aggregate amount of $2,894 in cash (the “Series B Preferred Stock Purchase Price”) in consideration for the purchase by the Company of all 5,566 currently outstanding shares of Series B Preferred Stock (the “Series B Preferred Stock Amount”) held by them. The Series B Preferred Stock Purchase Price was calculated based on the following formula: Series B Preferred Stock Amount, divided by $4.86 (the price at which the Series B Preferred Stock is convertible to Common Stock in the Statement of Resolution Establishing Series of the Series B Preferred Stock), times $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Series B Preferred Stock Purchase Price was paid to the SNI Group Members on June 30, 2020. A net gain attributable to common stockholders of $24,475 was recognized on the redemption of Series B Preferred Stock and Smith Series C Preferred Stock during fiscal 2020.

During fiscal 2019 the Company issued 250 shares of common stock for the conversion of 250 shares of Series B Convertible Preferred Stock.

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

The Company issued 104 and 60 shares of Series C Preferred Stock to Investors related to interest of $104 and $60 on the 8% Notes during fiscal 2020 and fiscal 2019, respectively.

Pursuant to a Repurchase Agreement dated June 30, 2020, Mr. Smith also agreed to accept an aggregate amount equal to $37 in cash (the “Smith Series C Preferred Stock Purchase Price”) in consideration for the purchase by the Company of the 72 shares of Series C Preferred Stock (the “Series C Preferred Stock Amount”) held by him. The Smith Preferred Stock Purchase Price was calculated based on the following formula: the Smith Series C Preferred Stock Amount, divided by $1.00, times $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Smith Series C Preferred Stock Purchase Price was paid to Mr. Smith on June 30, 2020.

The remaining holders of Series C Preferred Stock converted an aggregate of 93 shares of Series C Preferred Stock into a total of 93 shares of Common Stock at the $1.00 per share conversion price stated in the Series C Preferred Stock. The conversion was completed on June 30, 2020.

13. Income Taxes

The components of the provision for income taxes is as follows:
	Year Ended September 30,
	2020	2019
Current expense (benefit):
Federal	$-	$93
State	467	123
Total current expense (benefit):	$467	$216

Deferred expense (benefit):
Federal	$68	$172
State	62	(18)
Total deferred expense (benefit):	$130	$154

Total income tax expense (benefit):	$597	$370

A reconciliation of the Company s statutory income tax rate to the Company s effective income tax rate is as follows:

	Year Ended September 30,
	2020	2019
Income at US statutory rate	$(2,888)	$(3,653)
State taxes, net of federal benefit	930	(469)
Tax credits	(88)	(149)
Nondeductible Expenses	4,182	-
Stock compensation	186	132
Goodwill impairment	1,560	637
Valuation allowance	(3,466)	3,743
Other	181	129
	$597	$370

The net deferred income tax asset balance related to the following:
	Year Ended September 30,
	2020	2019
Net operating losses carryforwards	$2,856	$6,352
Stock options	1,564	1,333
Allowance for doubtful accounts	515	124
Accrued & prepaid expenses	339	582
Tax credit carryforwards	681	593
ROU liability	1,371	-
Interest	1,065	2,454
Other	7	5
Total deferred tax assets	$8,398	$11,443
Intangibles	$(4,479)	$(5,149)
ROU asset	(1,145)	-
Depreciation	(122)	(46)
Total deferred tax liability	$(5,746)	$(5,195)
Deferred tax asset	$2,652	$6,248
Valuation allowance	(3,082)	(6,548)
Net deferred tax liability	$(430)	$(300)

As of September 30, 2020, the Company had federal and state net operating loss carryforwards of approximately $11,500 and $13,300, respectively, which begin to expire in 2029 for federal and 2021 for state purposes. Of the $11,500 of federal net operating losses, $6,200 can be carried indefinitely. As of September 30, 2019, the Company had federal and state net operating loss carryforwards of approximately $25,100 and $22,800, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2020, and 2019, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the net deferred tax assets (deferred tax assets in excess of corresponding deferred tax liabilities) will not be realized. Accordingly, the Company maintained a valuation allowance as of September 30, 2020 and 2019.

With the passage of time, the Company will continue to generate additional deferred tax assets and liabilities related to amortization of acquired intangible assets for tax purposes. As goodwill, an indefinite-lived intangible asset, will not be amortized for financial reporting purposes under current accounting standards, any tax amortization related goodwill claimed by the Company in future years will give rise to an increasing deferred tax liability, which will only reverse at the time of a future impairment under current accounting rules or ultimate sale of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income, but for the amount of indefinite federal NOL carryforwards available due to the U.S. Tax Reform Act as noted above, for purposes of determining a valuation allowance against the Company’s other net deferred tax assets. As a result, the Company’s net deferred tax position at September 30, 2020 and 2019, represents the tax impact of the cumulative tax amortization of goodwill, which is primarily attributable to historical tax deductible goodwill from SNI.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2020, and 2019 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2020, and 2019, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from September 30, 2017, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards form those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

14. Commitment and Contingencies

Litigation and Claims

The Company and its subsidiaries are involved in various litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

15. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, accounting, finance and office, engineering, and medical, and (c) temporary light industrial staffing. These services can be divided into two reportable segments, Industrial Staffing Services and Professional Staffing Services. Some selling, general and administrative expenses are not fully allocated among light industrial services and professional staffing services.

Unallocated corporate expenses primarily include, certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses, and interest expense.

	Year Ended September 30,
	2020	2019
Industrial Staffing Services
Industrial services revenue	$17,560	$21,710
Industrial services gross margin[1]	21.7%	20.8
Operating (loss) income	$(70)	$2,193
Depreciation and amortization	274	263
Accounts receivable – net	2,470	3,660
Intangible assets	17	246
Goodwill	1,084	1,084
Total assets	$5,060	$4,990

Professional Staffing Services
Permanent placement revenue	$15,309	$18,531
Placement services gross margin	100%	100
Professional services revenue	$96,966	$111,433
Professional services gross margin	26.4%	26.0
Operating income	$(3,480)	$3,338
Depreciation and amortization	5,012	5,672
Accounts receivable – net	13,577	17,166
Intangible assets	18,826	23,635
Goodwill	62,359	71,209
Total assets	$114,953	$119,491

Unallocated Expenses
Corporate administrative expenses[2]	$8,312	$7,964
Corporate facility expenses	377	332
Stock compensation expense	1,559	2,186
Board related expenses	35	2
Total unallocated expenses	$10,283	$10,484

Consolidated
Total revenue	$129,835	$151,674
Operating loss	(13,833)	(4,953)
Depreciation and amortization	5,286	5,935
Total accounts receivables – net	16,047	20,826
Intangible assets	18,843	23,881
Goodwill	63,443	72,293
Total assets	$120,013	$124,481

1 Includes $1,284 and $1,432 of annual premium refunds from the Ohio Bureau of Workers Compensation for the fiscal 2020 and 2019, respectively. The Industrial Services gross margins normalized for the effects of these items were approximately 14% for the fiscal 2020 and 2019, respectively.

2 Includes certain costs and expenses incurred related to restructuring activities, including corporate legal and general expenses associated with capital markets activities and not directly associated with core business operations. These costs were $4,277 and $4,281 for fiscal 2020 and 2019, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

There were no changes in our internal controls over financial reporting during fiscal 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company are as follows:

Name	Age	Position
Derek E. Dewan	65	Chief Executive Officer, Chairman of the Board
Alex Stuckey	54	Chief Administrative Officer
Kim Thorpe	65	Senior Vice President and Chief Financial Officer
Peter J. Tanous (1)(2)	82	Director
Darla D. Moore (1)(2)(3)	65	Director
William Isaac (1)(3)	76	Director
Carl Camden	65	Director
Matthew Gormly (1)	61	Director
Thomas Vetrano (2)	59	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Derek Dewan – Chief Executive Officer, Chairman of the Board

Mr. Dewan, former Chairman and Chief Executive Officer (CEO) of Scribe Solutions, Inc. was elected Chairman of the Board of Directors and CEO of the Company effective April 1, 2015. Mr. Dewan was previously Chairman and CEO of MPS Group, Inc. In January 1994, Mr. Dewan joined AccuStaff Incorporated, MPS Group’s predecessor, as President and Chief Executive Officer, and took that company public in August 1994. Under Mr. Dewan’s leadership the company became a Fortune 1000 world-class, global multi-billion-dollar staffing services provider through significant organic growth and strategic acquisitions. MPS Group grew to include a vast network of offices in the United States, Canada, the United Kingdom, Continental Europe, Asia and Australia. MPS Group experienced many years of continued success during Mr. Dewan’s tenure, including having completed successful secondary stock offerings of $110 million and $370 million, being featured on the Wall Street Journal’s “top performing stock list” for three consecutive years and being included in the Standard and Poor’s (S&P) Mid-Cap 400. In 2010, Mr. Dewan was instrumental in the sale of MPS Group to the largest staffing company in the world, Adecco Group, for $1.3 billion.

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

Kim Thorpe, Senior Vice President and Chief Financial Officer

Mr. Thorpe joined the Company as the Vice President of Finance on May 1, 2018 and was appointed as the Company’s Senior Vice President and Chief Financial Officer effective June 15, 2018. Since February 2013, Mr. Thorpe also has served as Managing Principal of FRUS Capital LLC and from November 2013 through May 2017, Mr. Thorpe served as the Chief Financial Officer of Delta Company of Insurance Services, Inc. and as a director and Chief Financial Officer of NeuLife Neurological Services LLC. From May 2006 to February 2013, Mr. Thorpe served in senior executive positions in a privately-owned insurance organization and a specialty real estate lender. From November 1999 to March 2006, Mr. Thorpe served as Executive Vice President and Chief Financial Officer of FPIC Insurance Group, Inc., a public company formerly listed on Nasdaq Global Select Market under the symbol “FPIC”. Mr. Thorpe also served as Senior Vice President and Chief Financial Officer of a large insurance and financial services business unit of GE Capital from March 1998 to November 1999. From October 1993 to February 1998, Mr. Thorpe was a partner of the international accounting firm, Coopers & Lybrand (a predecessor firm to PricewaterhouseCoopers LLP). Mr. Thorpe holds a BSBA in Accounting from the University of Florida and is a Certified Public Accountant.

William M. Isaac – Director

Mr. Isaac joined the Company as a director in June 2015 and is a senior managing director of FTI Consulting, Inc. (“FTI”) and serves as Global Head of FTI’s Financial Institutions practice. Mr. Isaac also is a former Chairman of the United States Federal Deposit Insurance Corporation (“FDIC”). He has significant experience as a director on the boards of several public and private companies, including having served as a director of publicly traded MPS Group, Inc. (NYSE: MPS), which was one of the largest staffing companies in the U.S. and was sold to the largest staffing firm in the world, Adecco Group for $1.3 billion in 2010.

Mr. Isaac has extensive experience in business, finance, and governance. In 1986, he founded The Secura Group, a leading financial institution consulting firm and operated the business until it was acquired by FTI in 2011. Prior to forming Secura, Mr. Isaac served as a Chairman of the FDIC during the banking crisis of the 1980s, under Presidents Carter and Reagan from 1978 through 1985. Mr. Isaac served as chairman of the FDIC during one of the most tumultuous periods in US banking history. Some 3,000 banks and thrifts failed during the 1980s, including Continental Illinois and nine of the ten largest banks in Texas. The President appointed Mr. Isaac to the board of the FDIC at the age of 34, making him the youngest FDIC board member and chairman in history. Mr. Isaac also served as chairman of the Federal Financial Institutions Examination Council (1983-85), as a member of the Depository Institutions Deregulation Committee (1981–85), and as a member of the Vice President’s Task Group on Regulation of Financial Services (1984).

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

Darla Moore – Director

Ms. Moore joined the Company as a director in June 2018. Ms. Moore is the Founder and Chair of the Palmetto Institute, a nonprofit think-tank aimed at bolstering per capita income in South Carolina. Until 2012, Ms. Moore was the Vice President of Rainwater, Inc., a private investment company. Ms. Moore is also the founder and chair of the Charleston Parks Conservancy, a foundation focused on enhancing the parks and public spaces of the City of Charleston. Ms. Moore is the first woman to be profiled on the cover of Fortune magazine and has been named to the list of the Top 50 Most Powerful Women in American Business. Ms. Moore has served on numerous corporate and philanthropic boards, including Hospital Corporation of America (HCA), Martha Stewart Living Omnimedia, The South Financial Group, MPS Group, the National Advisory Board of JP Morgan, the National Teach for America Board of Directors, the Board of Trustees of the New York University Medical School and Hospital and the University of South Carolina Board of Trustees. Ms. Moore was formerly a managing director of Chemical Bank (now a part of JP Morgan Chase) and currently serves on the Culture Shed Board. The University of South Carolina’s business school is named in her honor, the first business school in America named for a woman. Ms. Moore is a recipient of the Business Person of the Year Award from the South Carolina Chamber of Commerce and was inducted into the South Carolina Business Hall of Fame. Currently, she serves as Chairman of the Darla Moore and Richard Rainwater Foundation. Ms. Moore is a graduate of the University of South Carolina and holds an M.B.A. from George Washington University.

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

Mr. Tanous’ book, Investment Gurus, published by Prentice Hall in 1997, received wide critical acclaim in financial circles and was chosen as a main selection of The Money Book Club. His subsequent book, The Wealth Equation, was also chosen as a Money Book Club main selection. Investment Visionaries, was published in August 2003 by Penguin Putnam and Kiplinger’s Build a Winning Portfolio, was published by Kaplan Press in January 2008. Tanous co-authored (with Dr. Arthur Laffer, the “Father of Supply Side Economics” and Stephen Moore, former Wall Street Journal writer and editorial board member) “The End of Prosperity,” published by Simon & Schuster in October 2008. His most recent book, Debt, Deficits and the Demise of the American Economy, co-authored with Jeff Cox, finance editor at CNBC, was published by Wiley in May 2011. In addition to Georgetown University, Tanous serves on several investment committees including St. Jude Children’s Research Hospital and Lebanese American University.

Mr. Tanous’ experience as a corporate director also includes having served on the board of directors of MPS Group. At MPS Group, he served as chairman of the audit committee and on several other committees over many years where he gained significant staffing industry knowledge and experience as MPS was one of the largest staffing organizations in the U.S. Mr. Tanous has also served on the board of Cedars Bank, Los Angeles, a California state commercial bank with branches in Orange County and San Francisco, and as a director at Worldcare Ltd., Cambridge, Mass, a company in the field of health care services and telemedicine diagnostics.

Carl Camden – Director

Mr. Camden joined the Company as a director in March 2020. He is the former President and Chief Executive Officer and a former director of global staffing giant Kelly Services® (NASDAQ: KELYA, KELYB) (“Kelly”) and served in these roles from February 2006 to May 2017. Mr. Camden is a recognized leader in the use of contingent on-demand labor, talent management, and the concept of how companies can adapt and succeed in the “gig economy”. He is currently President of IPSE – The Association of Independent Professionals and the Self-Employed. Mr. Camden serves on the Board of Trustees of The Conference Board and is Co-Chair of the Policy and Impact Committee for the Committee for Economic Development. He also serves on the Board of Directors of TopBuild, a leading installer and distributor of insulation products in the U.S. construction industry. Previously, Mr. Camden has served on the Board of Directors for a regional branch of the Federal Reserve Bank of Chicago, the Labor Advisory Council for the Federal Reserve Bank, the Advisory Committee on Employee Welfare and Pension Benefits (ERISA Advisory Council), and the Board of Visitors of Duke University Fuqua School of Business. He is also a former member of the Board of Trustees for the University of Detroit Mercy, the Detroit Medical Center Board, and the Detroit Chamber Board. Mr. Camden has served on the American Staffing Association’s Board of Directors and received awards from international workforce agencies for his significant contributions to improving the workforce development system. He has been featured in Business Week, the New York Times, Bloomberg, CNBC, and numerous other media on topics ranging from labor force dynamics to healthcare reform. Mr. Camden has a bachelor’s degree and a PhD.

Matthew Gormly – Director

Mr. Gormly joined the Company as a director in March 2020. He is a Founder and Managing Partner of Reynolds Gormly & Co., LLC (“Reynolds Gormly”), where he is responsible for origination and capital market opportunities and the firm’s general management. Prior to Reynolds Gormly, Mr. Gormly played a leadership role in the growth and evolution of Wicks Capital Partners (“Wicks”), as a Managing Partner for seventeen years before departing the firm in 2016. At Wicks, Mr. Gormly focused his energy on originating, acquiring, managing, growing, and divesting its portfolio of control buyout investments. Mr. Gormly has extensive experience in all aspects of the investment process including developing investment theses, origination, acquisitions, strategic planning, and divestitures. Additionally, Mr. Gormly was responsible for originating new investments, arranging financing for transactions, and managing those investments through the sale processes. Mr. Gormly has been on the board of directors of over 25 companies, spanning a 30-year period, and has been responsible for over $1.5 billion in financings for acquisitions, leveraged recapitalizations, and re-financings over the course of his career. Mr. Gormly holds a B.A. and an M.B.A.

Thomas Vetrano – Director

Mr. Vetrano joined the Company as a Director in March 2020.  From 2004 through 2014, Mr. Vetrano served as Principal, Chief Operating Officer, and Secretary of ENVIRON Holdings, Inc. Under his executive leadership ENVIRON tripled revenues to over $300 million and grew from 300 employees in the US and UK to over 1,600 employees in 25 countries, with consistent top-quartile industry growth and profitability.  After leading the sale of ENVIRON to Ramboll in 2014, Mr. Vetrano served as President and Managing Director of Ramboll Environment and Health (“REH”), one of the ten largest global environmental and health consultancies.  Mr. Vetrano was responsible for all REH global operations, including financial performance; finance and accounting; strategic planning; risk management; human resources; information technology; marketing and communications; sustainability, equality, diversity, and inclusion; and employee health, safety and security.

Mr. Vetrano has over 35 years of international business experience assisting corporations, private equity, financial institutions, and their legal counsel in identifying and resolving complex environmental, health, safety, and sustainability (“EHSS”) issues. He has directed EHSS due diligence in support of over 500 global transactions across a wide range of industries and sectors, served as Chairman or speaker at over 50 professional, technical and industry conferences and seminars, and authored/co-authored numerous publications on EHSS issues.

Mr. Vetrano served as a Director for ENVIRON and REH from 2000 through 2019 and is currently also a Director for several privately-held companies and charitable organizations. During his Board tenures, Mr. Vetrano has chaired or served on Ethics, Equity, Executive Compensation, Finance, Governance and Valuation Committees.  Mr. Vetrano holds a bachelor’s degree and a master’s degree.

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

Dr. Arthur B. Laffer – Former Director

Dr. Laffer served as a director from January 2015 until his resignation from the Board effective March 30, 2020. Dr. Laffer is well known throughout the U.S. and abroad as expert economist and for his famous “Laffer Curve” which continues to be included in economic curriculums today. He has served as an key economic advisor to several U.S. presidents and received multiple awards for his work and contributions to our society, including most recently, the Presidential Medal of Freedom from President Donald Trump. In addition, Dr. Laffer has been awarded two Graham and Dodd Awards from the Financial Analyst Federation; the Distinguished Service Award by the National Association of Investment Clubs; the Adam Smith Award for his insights and contributions to the Wealth of Nations; and the Daniel Webster Award for public speaking by the International Platform Association. Dr. Laffer received a B.A. in economics from Yale University and an MBA and Ph.D. in economics from Stanford University.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers, and greater-than-ten-percent beneficial owners with respect to fiscal 2020 were filed.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board has no policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer and we currently bestow the roles and responsibilities of Chairman of the Board and Chief Executive Officer with Mr. Dewan. The Board believes that Mr. Dewan’s service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its shareholders. Mr. Dewan possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its strategy clearly and consistently to the Company’s shareholders, employees, and customers.

Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight, and expertise from outside the company and industry, while the management brings company-specific experience and expertise. The Board of Directors believes that a board of directors combined with independent board members and management is in the best interest of shareholders because it promotes strategy development and execution and facilitates information flow between management and the Board of Directors, which are essential to effective governance.

The Board of Directors does not have a lead independent director. The Board of Directors provides overall risk oversight for the Company as part of its normal, ongoing responsibilities. It receives reports from Mr. Dewan, Mr. Thorpe, and other members of senior management on a periodic basis on areas of risk facing the Company. In addition, Board of Directors committees oversee specific elements of risk or potential risk.

Director Independence

The Board of Directors has determined that each director, other than Mr. Dewan, is an independent director under the listing standards of the NYSE American. In addition, the Board of Directors has determined that each current member of the Audit Committee meets the additional independence criteria required for audit committee membership under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act and possesses the experience and expertise required to be considered a “financial expert” as defined under the Sarbanes-Oxley Act.

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action or attention between scheduled meetings. The Board of Directors held eight meetings and executed one unanimous consent in lieu of meetings during fiscal 2020. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are five standing committees of the Board of Directors, which are the Nominating Committee, the Audit Committee, the Corporate Governance Committee, the Mergers and Acquisitions Committee, and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing, and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee executed one unanimous consent during fiscal 2020.

The Company does not have a policy regarding the consideration of diversity, however defined, in identifying nominees for director. Instead, in evaluating candidates to serve on the Company’s Board of Directors, consideration is given to the level of experience, financial literacy, and business acumen of the candidate. In addition, qualified candidates for director are those who, in the judgment of the Nominating Committee, have significant decision-making responsibility, with business, legal or academic experience. The Nominating Committee will consider recommendations for Board of Directors candidates that are received from various sources, including directors and officers of the Company, other business associates and shareholders, and all candidates will be considered on an equal basis, regardless of their gender, race, ethnicity, religious beliefs, or other such criteria.

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at 7751 Belfort Road, Suite 150, Jacksonville, FL 32256. Submissions must be in accordance with the Company’s By-Laws and include: (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee, (b) the name, address and number of shares beneficially owned by the shareholder, (c) the name, address and contact information of the candidate being recommended, (d) a description of the qualifications and business experience of the candidate, (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder, and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of three non-employee, independent directors: Darla Moore (Chairwoman), Peter Tanous, and William Isaac. Dr. Arthur Laffer resigned as a member of the Board of Directors of the Company in March 2020 and, as a result, ceased to be a member of the Nominating Committee.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is available on the Company’s website. A copy of the Nominating Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 21, 2011, Annual Meeting of Shareholders.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting, and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee also considers the relationships among the independent auditors. management and board members to ascertain the audit firm’s independence from management and board members. The Audit Committee met five times and executed one unanimous consent during fiscal 2020.

The Audit Committee is presently composed of four non-employee, independent directors: Peter J. Tanous (Chairman), Darla Moore, Matthew Gormly, and William M. Isaac. Dr. Arthur Laffer resigned as a member of the Board of Directors of the Company in March 2020 and, as a result, ceased to be a member of the Audit Committee. The Board of Directors has determined that Ms. Moore, Mr. Gormly, Mr. Tanous and Mr. Isaac are each considered an “financial expert” as defined by the Sarbanes-Oxley Act. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is available on the Company’s website. A copy of the Audit Committee Charter is attached to the form 10-Q filed with the SEC on February 16, 2016.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants but has not done so. The Compensation Committee met two times during fiscal 2020.

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

The Compensation Committee is presently composed of three non-employee, independent directors: Thomas Vetrano, Peter Tanous and Darla Moore. Dr. Arthur B. Laffer resigned as a member of the Board of Directors of the Company in March 2020 and, as a result, ceased to be a member of the Compensation Committee. Effective March 2020, Thomas Vetrano was appointed to the Compensation Committee and assumed the role as its in-coming Chairman.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is not available on the Company’s website. A copy the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 28, 2010, Annual Meeting of Shareholders. The Compensation Committee met once during fiscal 2020.

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of the Company’s acquisitions and only after the Committee has determined an acquisition qualifies is the acquisition presented to the entire board for approval. The Mergers and Acquisition Committee has the authority to retain compensation consultants, but has not done so. The Mergers and Acquisition Committee did not meet during fiscal 2020.

The Mergers and Acquisition Committee is presently composed of one employee and one non-employee, independent director: Derek E. Dewan (Chairman) and William M. Isaac. Dr. Arthur Laffer resigned as a member of the Board of Directors of the Company in March 2020 and, as a result, ceased to be a member of the Mergers and Acquisition Committee.

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

Corporate Code of Ethics

We have a Code of Ethics that applies to all directors and employees, including our senior management team. The Code of Ethics is designed to deter wrongdoing, to promote the honest and ethical conduct of all employees and to promote compliance with applicable governmental laws, rules, and regulations. We intend to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provision thereof applicable to our principal executive officer, our principal financial and accounting officer by posting such information on our website pursuant to SEC rules.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan	2020	300,000	-	-	-	-	-	-	300,000
Chief Executive Officer	2019	300,000	-	-	-	-	-	-	300,000

Alex Stuckey (1)	2020	220,000	-		-	-	-	-	220,000
Chief Administrative Officer	2019	220,000	-	52,000	-	-	-	-	272,000

George Bajalia (2)	2020	-	-	-	-	-	-	-	-
Former President	2019	270,000	-	-	-	-	-	-	270,000

Kim Thorpe (3)	2020	205,000	25,000	303,000	-	-	-	-	533,000
Chief Financial Officer and Senior Vice President	2019	153,850	-	52,000	-	-	-	-	205,850

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

Kim Thorpe, Senior Vice President and Chief Financial Officer: On June 15, 2018, the Company appointed Kim Thorpe as the Company’s new Chief Financial Officer. On February 13, 2019, the Company and Mr. Thorpe entered into a written employment agreement with respect to Mr. Thorpe’s service as Senior Vice President and Chief Financial Officer of the Company (the “Thorpe Employment Agreement”). The Company and Mr. Thorpe agreed to an initial term of five years and that Mr. Thorpe will receive a base salary of $200,000 per year, subject to increase, but not decrease, at the discretion of the Chief Executive Officer, Mr. Thorpe is entitled to receive an annual bonus based on criteria to be agreed to by Chief Executive Officer. Mr. Thorpe is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Thorpe Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 21, 2019, the Company granted 100,000 restricted shares of common stock to Mr. Thorpe. On August 12, 2020, Mr. Thorpe employment agreement was amended to increase his base salary to $250,000 per year. Separately, Mr. Thorpe also was granted 300,000 restricted shares of common stock. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

Alex Stuckey, Chief Administrative Officer: On June 1, 2018 the Company and Mr. Stuckey entered into a written employment agreement with respect to Mr. Stuckey’s service as Chief Administrative Officer of the Company (the “Stuckey Employment Agreement”). The Company and Mr. Stuckey agreed to an initial term of five years and that Mr. Stuckey will receive a base salary of $220,000 per year, subject to increase, but not decrease, at the discretion of the Board. In addition, the Company and Mr. Stuckey have agreed that Mr. Stuckey shall be eligible to receive Incentive Compensation that shall be determined by the Chief Executive Officer or the Board. Mr. Stuckey is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Stuckey Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 21, 2019, the Company granted 100,000 restricted shares of common stock to Mr. Stuckey. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 11 in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers or others during fiscal 2020 were at option prices that were equal to the market price on the date of grant, had vesting dates five years or less after the date of grant, and had expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal Year- End Table

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2020:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	-	600,000	1,326,000	600,000	1,326,000

Alex Stuckey, Chief Administrative Officer	-	-	-	-	-	100,000	52,000	100,000	52,000

Kim Thorpe, Chief Financial Officer and Senior Vice President	20,000	30,000	-	2.21	06/15/28	400,000	355,000	400,000	355,000

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k)-retirement plan in which all full-time employees may participate after one year of service.

DIRECTOR COMPENSATION

Compensation of Directors

Beginning July 2020, members of the Board of Directors are paid cash compensation each quarter in the amount of $5,000 for their attendance/participation. Also, non-executive Committee Chairpersons receive an additional $1,000 per quarter for their committee meeting. Employees serving as directors of the Company did not receive any additional compensation for service on the Board of Directors.

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2020:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)	Stock Awards ($)	Total ($)
William M. Issac	6,000	12,369	-	18,369
Peter J. Tanous	6,000	12,369	-	18,369
Darla D. Moore	6,000	12,369	-	18,369
Carl Camden	5,000		27,000	32,000
Matthew Gormly	5,000		27,000	32,000
Thomas Vetrano	6,000		27,000	33,000

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 11 in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 28, 2020 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner, Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Derek Dewan	438,636	(2)	2.42%
Darla Moore	180,653	(3)	1.00%
Peter Tanous	338,987	(4)	1.87%
William Isaac	371,487	(5)	2.05%
Alex Stuckey	1,566,624	(6)	8.64%
Kim Thorpe	129,324	(7)	*
Carl Camden	-	(8)	*
Matthew Gormly	-	(9)	*
Thomas Vetrano	-	(10)	*
Current directors and executive officers as a group (9 individuals)	3,025,711		16.69%

*	Represents less than 1%.

(1)	Based on 17,667,123 Common Stock issued and outstanding as of December 28, 2020.
(2)

Represents (i) 400,000 shares of Common Stock and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 600,000 shares of restricted Common Stock that are subject to cliff vesting on June 15, 2021.

(3)

Includes (i)163,987 Common Stock owned by the Darla Moore Trust (ii) 16,667 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 33,333 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on August 21, 2022.

(4)

Represents (i) 163,987 shares of Common Stock and, (ii) 175,000 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 50,000 shares of restricted common stock that cliff vest on August 20, 2022, and options to purchase 25,000 shares of Common Stock that cliff vest on June 22, 2022.

(5)

Represents (i) 193,987 shares of Common Stock and (ii) 177,500 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 25,000 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days, 50,000 shares of restricted common stock that cliff vest on August 20, 2022.

(6)

Represents (i) 1,527,988 shares of Common Stock, and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 100,000 shares of restricted common stock that cliff vest on August 20, 2022.

(7)

Represents (i) 109,324 shares of Common Stock, and (ii) 20,000 shares issuable upon the exercise of options that are exercisable within 60 days. Does not include 30,000 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days, 100,000 shares of restricted common stock that cliff vest on August 20, 2022 and 300,000 restricted shares of common stock that vest on August 12, 2023.

(8)	Mr. Camden was appointed to serve as a member of the Board on March 30, 2020. Does not include 50,000 shares of restricted common stock that cliff vest on June 21, 2023.
(9)	Mr. Gormly was appointed to serve as a member of the Board on March 30, 2020. Does not include 50,000 shares of restricted common stock that cliff vest on June 21, 2023.
(10)	Mr. Vetrano was appointed to serve as a member of the Board on March 30, 2020. Does not include 50,000 shares of restricted common stock that cliff vest on June 21, 2023.
(11)

Ms. Brittany M. Dewan is the trustee of the Derek E. Dewan Irrevocable Living Trust II Dated the 27th of July, 2010. Ms. Dewan has the sole voting power and sole dispositive power over the 885,715 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is responsible to make independence determinations annually with the assistance of the Nominating Committee. Such independence determinations are made by reference to the independence standards under the definition of “independent director” included in the NYSE American Listed Company Manual. Our Board of Directors has affirmatively determined that William Isaac, Darla Moore, Carl Camden, Matthew Gormly, Thomas Vetrano, and Peter Tanous satisfy the independence standards under the NYSE American Listed Company Manual.

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

Related Party Transactions

Other than as disclosed below, and except for the Thorpe Employment Agreement described in “Executive Compensation”, there have been no transactions since October 1, 2019, or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2,000 in aggregate principal amount of its 8% Notes. The maturity date of the 8% Notes was on October 3, 2021 (the “Maturity Date”). The 8% Notes were converted into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”). Interest on the 8% Notes accrued at the rate of 8% per annum and was payable quarterly in non-cash payments-in-kind (“PIK”) in arrears on June 30, September 30, December 31, and March 31, beginning on June 30, 2019, on each conversion date with respect to the 8% Notes (as to that principal amount then being converted), and on the Maturity Date (each such date, an “Interest Payment Date”). Interest was payable on an Interest Payment Date in shares of Series C Preferred Stock of the Company, which Series C Preferred Stock was valued at its liquidation value.

During fiscal 2019, the Company issued approximately 60,400 shares of Series C Preferred Stock to Investors related to interest of $60,400 on the 8% Notes. During fiscal 2020, the Company has issued approximately 32,846 shares of Series C Preferred Stock to Investors related to interest of $32,846 on the 8% Notes.

On June 30, 2020, each of the holders of the 8% Notes other than Ronald R. Smith converted the $1,000 aggregate principal amount of 8% Notes held by them to an aggregate of 1,000 shares of Series C Preferred Stock which were immediately and simultaneously converted into 1,000 shares of Common Stock at the $1.00 per share conversion price stated in the 8% Notes and in the Series C Preferred Stock. These holders also converted an aggregate of 93 additional shares of Series C Preferred Stock issued or issuable to them into a total of 93,246 shares of Common Stock at the $1.00 per share conversion price stated in the Series C Preferred Stock.

On June 30, 2020, he Company entered into a Repurchase Agreement for Preferred Stock and Subordinated Notes (the “Repurchase Agreement”) with Ronald R. Smith (“Mr. Smith”), Thrivent Financial for Lutherans (“Thrivent”), Madison Capital Funding LLC (“Madison”), Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo and Shane Parr (collectively with Smith, Thrivent and Madison, the “SNI Group Members” pursuant to which the SNI Group Members agreed to allow the Company to repurchase and settle all of the 9.5% Convertible Subordinated Notes (the “9.5% Notes”), Series B Convertible Preferred Stock, no par value (“Series B Preferred Stock”), “8% Notes and Series C Preferred Stock held by each of them.

Pursuant to the Repurchase Agreement, Mr. Smith agreed to accept an aggregate amount of $520 in cash in consideration for the purchase by the Company of the $1,000 aggregate principal amount of 8% Notes held by him and an aggregate amount of $37 in cash in consideration for the purchase by the Company of the 71 shares of Series C Preferred Stock held by him. The Company consummated the repurchase of the 8% Notes and Series C Preferred Stock held by Mr. Smith on June 30, 2020.

Pursuant to the Repurchase Agreement, the holders of the Series B Preferred Stock agreed to accept an aggregate amount of $2,894 in cash in consideration for the purchase by the Company of all 5,566 currently outstanding shares of Series B Preferred Stock held by them. This amount included 4,184 shares of Series B Preferred Stock held by Mr. Smith for which he received an aggregate purchase price of $2,176. The Company consummated the repurchase of the Series B Preferred Stock on June 30, 2020. In addition, pursuant to the Repurchase Agreement, the holders of the 9.5% Notes agreed to accept an aggregate amount of $1,115 in cash in consideration for the purchase by the Company of the entire $12,500 aggregate principal amount of the 9.5% Notes held by them. The Company consummated the repurchase of the 9.5% Notes on June 30, 2020.

In connection with the Repurchase Agreement, the Company and the SNI Group Members entered into a Registration Rights Agreement dated as of June 30, 2020 (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file an initial registration statement with respect to the resale of shares of Common Stock currently owned by the SNI Group members that are “Registrable Securities” (as defined in the Registration Rights Agreement) on or prior to July 31, 2020. In addition, the Company has agreed that it shall, on one occasion, on or after September 30, 2020 and upon the written request of the holders of 51% or more of the Registrable Securities, file a registration statement with respect to the Registrable Securities held by such holders. The demanding holders may require, in connection with the registration, that such demand registration take the form of an underwritten public offering of such Registrable Securities. The Registration Rights Agreement also provides that for a period of three years after the closing date of the Restructuring, the holders of Registrable Securities shall have piggyback registration rights with respect to all registration statements filed by the Company (other than those on Form S-4 or Form S-8).

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2020 and 2019. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2020 and 2019:

	Fiscal 2020	Fiscal 2019

Audit fees	$228,170	$220,000
Audit-related fees	16,500	17,500
Tax fees	-	-
All other fees	-	-

“Audit fees” relate to services for the audit of the Company’s consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements included in the Company’s quarterly reports filed with the SEC.

“Audit-related fees” relate to services that are reasonably related to the audit of the Company’s consolidated financial statements and are not included in “audit fees.” These services include audits of the Company’s 401(k) retirement plan and audit procedures and the firm’s consent related to the Company’s registration statement filed on SEC Form S-3 during fiscal 2020.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, and to not engage them to perform the specific non-audit services proscribed by law or regulation for independence reasons. At or just prior to the beginning of each fiscal year, the Audit Committee meets with the independent registered public accounting firm and approves the fees and services to be performed for the ensuing year. The Audit Committee’s pre-approval policies allow management to engage the independent registered public accounting firm for consultations on tax or accounting matters up to an aggregate of $10,000 annually. All fees listed in the table above were approved in accordance with the Audit Committee’s policies.

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

3.02	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K filed with the Commission on December 6, 2013.

3.03	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 3, 2020.

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

43

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

44

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

45

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

46

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

47

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

10.62

Reaffirmation Agreement dated as of September 27, 2016 by and among the Company, the other borrowers’ parties thereto and ACF FINCO LLP, as Lender. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2016.

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

48

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

49

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

50

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

51

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

10.94

Six Amendment, dated as of February 12, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group, Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Form 10-Q filed with the Commission on February 13, 2020.

10.95

First Amendment to the Subordinated Promissory Note dated as of February 8, 2020 by and among GEE Group, Inc., Enoch S. Timothy, and Dorothy Timothy. Incorporated by reference to Form 10-Q filed with the Commission on February 13, 2020.

10.96

Seventh Amendment dated as of April 28, 2020 to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group, Inc., the other Borrowers and Guarantors named therein, the lenders named therein and MGG Investment Group LP, as administrative agent, term loan agent and collateral agent for the lenders named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 4, 2020.

10.97

Registration Rights Agreement dated as of April 28, 2020 by and between GEE Group, Inc. and MGG Investment Group LP. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 4, 2020.

10.98

Registration Rights Agreement dated as of April 28, 2020 by and between GEE Group, Inc., and CM Finance SPV., Ltd. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 4, 2020.

10.99

Repurchase Agreement for Preferred Stock and Subordinated Notes dated as of June 30, 2020 with Ronald R. Smith, Thrivent Financial for Lutherans, Madison Capital Funding LLC, Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo, and Shane Parr. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.100

Note Conversion Agreement dated as of June 30, 2020 by and between GEE Group, Inc. and JAX Legacy Investment I, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.101

Note Settlement Agreement dated as of June 27, 2020 by and among GEE Group, Inc, Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.102

Registration Rights Agreement dated as of June 30, 2020 by and among GEE Group, Inc., and Ronald R. Smith, Thrivent Financial for Lutherans Madison Capital Funding LLC, Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo, and Shane Parr (included as Exhibit B to Exhibit 10.1). Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.103

Ninth Amendment dated as of June 30, 2020 to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group, Inc., the other Borrowers and Guarantors named therein, the lenders named therein and MGG Investment Group LP, as administrative agent, term loan agent and collateral agent for the lenders named therein. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.104

Amendment No. 1 to Executive Employment Agreement dated and effective as of August 12, 2020 between GEE Group Inc. and Kim Thorpe. Incorporated by reference to Form 10-Q filed with the Commission on August 14, 2020.

10.105

Letter Amendment dated as of December 22, 2020  to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group, Inc., the other Borrowers and Guarantors named therein, the lenders named therein and MGG Investment Group LP, as administrative agent, term loan agent and collateral agent for the lenders named therein.

52

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

53

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

Date: December 29, 2020	By:	/s/ Derek Dewan
Derek Dewan Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 29, 2020	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 29, 2020	By:	/s/ William M. Isaac
William M. Isaac, Director

Date: December 29, 2020	By:	/s/ Thomas Vetrano
Thomas Vetrano, Director

Date: December 29, 2020	By:	/s/ Peter J. Tanous
Peter J. Tanous, Director

Date: December 29, 2020	By:	/s/ Darla D. Moore
Darla D. Moore, Director

Date: December 29, 2020	By:	/s/ Carl T. Camden
Carl T. Camden, Director

Date: December 29, 2020	By:	/s/ Matthew E. Gormly
Matthew E. Gormly, Director

54