Form 10-Q
period 2020-12-31
GEE Group Inc.
filed 2021-02-16
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2020

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

_________________________________________________________________

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

The number of shares outstanding of the registrant’s common stock as of February 12, 2021 was 17,667,123.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “believe”, “will” and “expect.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company’s actual results to differ materially from those in the forward-looking statements include, without limitation, the negative effects of the Coronavirus Pandemic, including uncertainties regarding economic recovery and changed socioeconomic norms, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	December 31, 2020	September 30, 2020

ASSETS
CURRENT ASSETS:
Cash	$14,119	$14,074
Accounts receivable, less allowances ($435 and $2,072, respectively)	18,620	16,047
Prepaid expenses and other current assets	854	1,393
Total current assets	33,593	31,514
Property and equipment, net	850	906
Goodwill	63,443	63,443
Intangible assets, net	17,799	18,843
Right-of-use assets	4,285	4,623
Other long-term assets	501	684
TOTAL ASSETS	$120,471	$120,013

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,920	$2,051
Accrued compensation	4,908	5,506
Current Paycheck Protection Program Loans	5,608	2,243
Current operating lease liabilities	1,576	1,615
Other current liabilities	8,096	6,748
Total current liabilities	22,108	18,163
Deferred taxes	215	430
Paycheck Protection Program loans and accrued interest	14,460	17,779
Revolving credit facility	11,828	11,828
Term loan, net of discount	38,744	37,752
Noncurrent operating lease liabilities	3,544	3,927
Other long-term liabilities	2,198	2,756
Total long-term liabilities	70,989	74,472

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - none	-	-
Preferred series C stock; authorized - 3,000 shares; issued and outstanding - none	-	-
Total mezzanine equity	-	-
SHAREHOLDERS' EQUITY

Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 17,667 shares at December 31, 2020 and September 30, 2020	-	-
Additional paid in capital	58,342	58,031
Accumulated deficit	(30,968)	(30,653)
Total shareholders' equity	27,374	27,378
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,471	$120,013

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2020	2019
NET REVENUES:
Contract staffing services	$31,248	$33,078
Direct hire placement services	3,395	4,479
NET REVENUES	34,643	37,557

Cost of contract services	22,063	24,962
GROSS PROFIT	12,580	12,595

Selling, general and administrative expenses (including noncash stock-based compensation expense of $311 and $597, respectively)	9,487	11,291
Depreciation expense	73	79
Amortization of intangible assets	1,044	1,398
INCOME (LOSS) FROM OPERATIONS	1,976	(173)
Interest expense	(2,686)	(3,219)
LOSS BEFORE INCOME TAX PROVISION	(710)	(3,392)
Provision for income tax expense (benefit)	(395)	171
NET LOSS	(315)	(3,563)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(315)	$(3,563)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.27)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC AND DILUTED	17,667	13,067

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378
Share-based compensation	-	311	-	311
Net loss	-	-	(315)	(315)
Balance, December 31, 2020	17,667	$58,342	$(30,968)	$27,374

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209
Share-based compensation	-	597	-	597
Issuance of stock for interest	552	402	-	402
Net loss	-	-	(3,563)	(3,563)
Balance, December 31, 2019	13,090	$50,989	$(44,344)	$6,645

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315)	$(3,563)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,117	1,477
Non-cash lease expense	338	430
Stock Compensation expense	311	597
Recovery for doubtful accounts	(397)	(273)
Deferred income taxes	(215)	58
Amortization of debt discount	445	279
Interest expense paid with common and preferred stock	-	444
Paid in kind interest on term loan	547	-
Change in acquisition deposit for working capital guarantee	-	(400)
Changes in operating assets and liabilities:
Accounts receivable	(2,176)	888
Accounts payable	(131)	(807)
Accrued compensation	(598)	(834)
Accrued Interest	46	-
Change in other assets, net of change in other liabilities	1,075	254
Cash provided by (used in) operating activities	47	(1,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2)	(58)
Net cash used in investing activities	(2)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	-	(500)
Net proceeds from revolving credit	-	92
Net cash used in financing activities	-	(408)

Net change in cash	45	(1,916)

Cash at beginning of period	14,074	4,055

Cash at end of period	$14,119	$2,139

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$1,647	$2,497
Cash paid for taxes	21	45
Non-cash investing and financing activities
Right-of-use assets, net of deferred rent	-	5,900
Operating lease liability	-	6,341
Acquisition of equipment with finance lease	14	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Description of Business

GEE Group Inc. was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. GEE Group Inc. and its wholly material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company”, “us”, “our”, or “we”) are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, engineering, and medical professionals for direct hire and contract staffing for our clients and provide temporary staffing services for our commercial clients.

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 as filed on December 29, 2020.

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

The Company experienced net losses for the first three months of its current fiscal year, and for its most recent fiscal years ended September 30, 2020 and 2019, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects continue to be felt, with the most severe impacts being felt in the commercial (light industrial) segment and the finance, accounting and office clerical (“FAO”) end markets within the professional segment.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

As of December 31, 2020, the Company had cash of approximately $14,119, which was an increase of approximately $45 from approximately $14,074 at September 30, 2020. Working capital at December 31, 2020 was approximately $11,485, as compared to working capital of approximately $13,351 for September 30, 2020.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and for at least the next twelve months assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery occurs.

Paycheck Protection Program Loan

Between April 29 and May 7, 2020, the Company and eight of its operating subsidiaries obtained loans in the aggregate amount of $19,927 from BBVA USA (“BBVA”), as lender, pursuant to the Payroll Protection Plan (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). These funds were the only source of financing available to our companies and businesses and have been and continue to be critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to provide our services and meet our foreseeable liquidity requirements in the midst of this continuing worldwide Coronavirus Pandemic. The Company accounted for the PPP loans as a debt (See Note 8) in accordance with Accounting Standards Codification (“ASC”) Topic 470 Debt. Accordingly, the PPP loans are recognized as current and noncurrent debt in the Company’s accompanying unaudited condensed consolidated financial statements.

The Company and its operating subsidiaries intend to apply for forgiveness of their respective outstanding PPP loans as their lender, BBVA USA, provides access through its electronic portal allowing the Company to submit its applications and related documentation. Management believes that the Company qualifies and is eligible for forgiveness of its loans based on existing available guidance; however, some relatively complex questions and matters of interpretation remain to be determined or decided upon by the SBA or possibly other governmental or legislative actions that cannot be fully predicted or even fully anticipated at this stage. Therefore, there can be no assurance that the Company or its operating subsidiaries will ultimately achieve forgiveness in whole or in part of its outstanding PPP loans. Accordingly, the Company and its operating subsidiaries continue to account for their PPP loans as outstanding debt in the accompanying condensed consolidated financial statements.

The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, also was eligible to defer paying $3,770 of applicable payroll taxes as of December 31, 2020, which is included in long and short-term liabilities in the accompanying unaudited condensed consolidated financial statements. The deferred deposits of the employer’s share of Social Security tax must be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, fifty (50) percent of the eligible deferred amount, and the remaining amount by December 31, 2022.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Temporary staffing service revenues from contracts with customers are recognized in amounts the Company has a right to invoice as the services are rendered by the Company’s temporary employees. The Company records temporary staffing revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company controls the specified service before that service is performed for a customer. The Company has the risk of identifying and hiring qualified employees (as opposed to client employees), has the discretion to select the employees and establish their price, and bears the risk for services that are not fully paid for by customers.

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $303 and $266 for the three-month periods ended December 31, 2020 and 2019, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2020 and September 30, 2020, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement falloffs is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. These allowances taken together reflect management’s estimate of the potential losses inherent in the accounts receivable balances based on historical loss statistics and known factors impacting our clients. Management believes that the nature of the contract services business, wherein client companies are generally dependent on our contract employees in the same manner as permanent employees for their production cycles and the conduct of their respective businesses contributes to a relatively small accounts receivable allowance.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

As of December 31, 2020, and September 30, 2020, the allowance for doubtful accounts was $435 and $2,072, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $287 as of December 31, 2020 and September 30, 2020 each.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three-month periods ended December 31, 2020 and 2019.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company also does not currently have residual value guarantees or restrictive covenants in its leases.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company allocates its goodwill among two reporting units, its Professional segment and its Commercial segment for purposes of evaluation for impairments. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and 2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. In applying our methods, we also use averages or medians to select assumptions derived from comparable companies or market data, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

The Company considered and reviewed the recoverability of its goodwill during the three-month period ended December 31, 2020 and 2019 and determined that no impairment charge was necessary. In reaching its conclusion, management determined that no triggering events or other circumstances have occurred or changed since the Company’s most recent annual evaluation as of September 30, 2020, that indicate the carrying values of the Company’s reporting segments are lower than their respective fair values. Management also considered the Company’s market capitalization as recently reported on the NYSE American exchange and determined that when adjusted for the assumption of a reasonable control premium over exchange pricing, exceeded its consolidated net book value (consolidated stockholders’ equity) during the three-month period ended December 31, 2020 and 2019.

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

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances when observable inputs are not available. The hierarchy is described below:

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The fair value disclosures of the Company’s long-term liabilities approximate their respective fair values based on current yield for debt instruments with similar terms. Fair value measurements utilized in evaluating the Company’s goodwill and other intangible assets for impairments are measured at fair value on a non-recurring basis using principally Level 3 inputs.

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

Common stock equivalents representing approximately 2,791 and 14,001 shares are excluded from the Company’s loss per share calculations for the three-month periods ended December 31, 2020 and 2019, respectively, because their effects are anti-dilutive.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three-month periods ended December 31, 2020 and 2019, advertising expense totaled $421 and $484, respectively.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three-month periods ended December 31, 2020 and 2019.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with FASB ASC 718, “Compensation-Stock Compensation”, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact our stock-based compensation expense.

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

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than fifty (50) percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Segment Data

The Company provides direct hire placement services and temporary professional contract staffing services in the fields of information technology, finance, accounting and office (“FA&O”), engineering, and medical within its Professional Services segment, and temporary contract light industrial staffing within its Industrial Services segment. The Company’s revenues, cost of services and a substantial portion of its operating costs and expenses can be divided into these two reportable segments. Selling, general and administrative (“SG&A”) expenses, including substantially all corporate expenses, are not entirely allocated among Industrial and Professional Staffing Services. Operating results are regularly reviewed by the chief operating decision makers at each segment who make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining the Company’s operating segments.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

4. Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2020	September 30, 2020

Computer software	$1,535	$1,535
Office equipment, furniture, fixtures and leasehold improvements	3,612	3,595
Total property and equipment, at cost	5,147	5,130
Accumulated depreciation and amortization	(4,297)	(4,224)
Property and equipment, net	$850	$906

Depreciation expense for three-month periods ended December 31, 2020 and 2019 was $73 and $79, respectively.

5. Leases

The Company leases space for all its branch offices, which are generally located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods ranging from three to five years. The corporate office lease expires in 2021. The Company’s leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Operating lease expenses was $561 and $660 for the three-month periods ended December 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Three Months Ended December 31,
	2020	2019
Cash paid for operating lease liabilities	$493	555

Supplemental balance sheet information related to leases consisted of the following:

December 31, 2020
Weighted average remaining lease term for operating leases	2.5 years
Weighted average discount rate for operating leases	6.0%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2020, including certain closed offices are as follows:

Remainder of Fiscal 2021	$1,378
Fiscal 2022	1,686
Fiscal 2023	1,159
Fiscal 2024	898
Fiscal 2025	434
Thereafter	108
Less: Imputed interest	(543)
Present value of operating lease liabilities (a)	$5,120

(a)    Includes current portion of $1,576 for operating leases.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

6. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of December 31, 2020 and September 30, 2020 and estimated future amortization expense.

	December 31, 2020			September 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$13,865	$15,205	$29,070	$13,188	$15,882
Trade names	8,329	5,735	2,594	8,329	5,379	2,950
Non-Compete agreements	4,331	4,331	-	4,331	4,320	11
Total	$41,730	$23,931	$17,799	$41,730	$22,887	$18,843

Estimated Amortization Expense
Remaining Fiscal 2021	$3,044
Fiscal 2022	3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Thereafter	2,787
$17,799

The trade names are amortized on a straight – line basis over their respective estimated useful lives of between five and ten years. Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight – line basis over estimated remaining useful lives of five to ten years. Non-compete agreements are amortized based on a straight-line basis over the term of the respective non-compete agreements, which are typically five years in duration.

The amortization expense for intangible assets was $1,044 and $1,398 for three-month periods ended December 31, 2020 and 2019, respectively.

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

Revolving Credit Facility

As of December 31, 2020, the Company had $11,828 in outstanding borrowings under the Revolving Credit Facility, which was at an interest rate of approximately 11%.

Outstanding balances and corresponding amounts available to be borrowed or required to be repaid under the Revolving Credit Facility are determined using an agreed upon borrowing base calculation, which allows the Company to borrow amounts of up to 85% of its eligible outstanding accounts receivable, excluding specified past due balances and which amounts are further reduced for certain reserves and set asides under the Credit Agreement. As of December 31, 2020, the Company had $2,412 then currently available for borrowing under the terms of the Revolving Credit Facility.

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

The Revolving Credit Facility and Term Loan are subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that any and all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on maturity as of June 30, 2023.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	December 31, 2020	September 30, 2020

Term loan	$43,193	$42,646
Unamortized debt discount	(4,449)	(4,894)
Term loan, net of discount	38,744	37,752
Short term portion of term loan, net of discounts	-	-
Long term portion of term loan, net of discounts	$38,744	$37,752

As of December 31, 2020, the Company had $43,193 in outstanding borrowings under the Term Loan Facility that was at an interest of approximately 11%, plus additional interest at an annual rate 5% in the form of PIK (noncash, paid-in-kind), which accrues and is added to the balance of the Term Loan on a monthly basis. The Revolving Credit Facility and Term Loan cash interest are payable monthly. Term Loan principal payments are required to be resumed and paid quarterly beginning with the quarter ending June 30, 2021, and so Term Loan principal maturities by fiscal years are as follows: fiscal 2021- $889, fiscal 2022 – $1,778, and fiscal 2023 - $40,526.

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

The Revolving Credit Facility and Term Loan are subject to acceleration upon the occurrence of an Event of Default under the Credit Agreement or termination of the Credit Agreement and provided that any and all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses shall be due and payable in full on maturity as of June 30, 2023.

The Credit Agreement includes financial and other restrictive covenants. Financial covenants include minimum fixed charge coverage ratios, minimum EBITDA, as defined under the Credit Agreement to include certain adjustments, and maximum senior leverage ratios. The Company measures and certifies these covenants quarterly. The financial covenants are measured on a trailing four quarter basis as of the end of each quarter. The Company met its financial covenants for the trailing four quarters ended December 31, 2020.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Seventh Amendment extended the maturity of the Credit Agreement from June 30, 2021 to June 30, 2023, lowered cash interest approximately 500 basis points (5%) per annum, postponed quarterly principal payments to recommence beginning June 30, 2021, and reduced the amounts of quarterly principal payments from the current $500 per quarter to $446. The Company has agreed to pay 5% PIK (non-cash, paid-in-kind) interest on the Term Loan only, which is accrued and added to the balance of the Term Loan, and to pay a restructuring fee of $3,478 and an exit fee of $1,500, which became fully earned upon the effective date, but are payable upon the occurrence of a triggering event. The triggering events include a change in control, refinancing, maturity, or other termination of the senior loans, and in the case of the restructuring fee, an acquisition by the Company also is considered a triggering event. In addition, the Company has agreed that for each six-month period commencing with the period ending on March 31, 2021 and for each fiscal year commencing with the fiscal year ending on September 30, 2021, it shall utilize its “Specified Excess Cash Flow Amount” (as defined in the Credit Agreement) to repay amounts outstanding under the Credit Agreement.

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

Eighth Amendment to Credit Agreement and CARES Act Payroll Protection Program Loans

Between April 29 and May 7, 2020, the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,927 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into Eighth Amendment, dated as of May 5, 2020 (the “Eighth Amendment”) to the Credit Agreement. The Eighth Amendment to the Credit Agreement serves as the conforming amendment under the Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Credit Agreement.

Ninth Amendment to Credit Agreement

On June 30, 2020, the Company and its subsidiaries entered into Ninth Amendment, dated as of June 30, 2020 (the “Ninth Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the Ninth Amendment, the Company’s senior lender agreed to modify the earlier conversion condition of the Seventh Amendment and allow the Company to settle a significant portion of the subordinated debt and preferred stock with up to $5,100 in cash, instead of by converting all of it into the Company’s common stock. In exchange, the Company agreed to settle the exit and restructuring fees agreed to in the Seventh Amendment totaling $4,978 as of September 30, 2020, in cash or in shares of the Company’s common stock, except under the Ninth Amendment, the determination of cash or stock would be at the Senior Lender’s discretion and no longer at the Company’s discretion as provided in the earlier Seventh Amendment.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company and its subsidiaries entered a letter amendment, dated as of December 22, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the December 2020 letter amendment, the Company’s senior lender formally agreed to extend the settlement date for the exit and restructuring fees from September 30, 2020 to on or before June 30, 2021.

8. CARES Act Payroll Protection Program Loans

Between April 29 and May 7, 2020, the Company obtained for each of its operating subsidiaries a loan from BBVA USA (“BBVA”) pursuant to the Payroll Protection Plan (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP loans were necessary to support ongoing operations due to current economic hardship, uncertainty, and the significant negative effects on the business operations and activity levels of the applicants attributable to COVID-19 including the impact of “lock-downs”, “quarantines” and “shut-downs”. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. Each of the Company’s subsidiary executed a separate promissory note evidencing unsecured loans under the PPP. The following promissory notes were executed by the Company and its subsidiaries: GEE Group, Inc., for $1,992 (the “GEE Group Note”), Scribe Solutions, Inc. for $277 (the “Scribe Note”), Agile Resources, Inc. is for $1,206 (the “Agile Note”), Access Data Consulting Corporation for $1,456 (the “Access Note”), Paladin Consulting, Inc. for $1,925 (the “Paladin Note”), SNI Companies, Inc. for $10,000 (the “SNI Note”), Triad Personnel Services, Inc. for $404 (the “Triad Personnel Note”), Triad Logistics, Inc. for $78 (the “Triad Logistics Note”), and BMCH, Inc. for $2,589 (the “BMCH Note”). The GEE Group Note, the Scribe Note, the Agile Note, the Access Note, the Paladin Note, the SNI Note, the Triad Personnel Note, the Triad Logistics Note, and the BMCH Note are referred to together as the “PPP Notes” and each individually as a “PPP Note”. The loans evidenced by the PPP Notes (the “PPP Loans”) are being made through BBVA as the lender.

The Company and its operating subsidiaries intend to apply for forgiveness of their respective outstanding PPP loans as their lender, BBVA USA, provides access through its electronic portal allowing the Company to submit its applications and related documentation. Management believes that the Company qualifies and is eligible for forgiveness of its loans based on existing available guidance; however, some relatively complex questions and matters of interpretation remain to be determined or decided upon by the SBA or possibly other governmental or legislative actions that cannot be fully predicted or even fully anticipated at this stage. Therefore, there can be no assurance that the Company or its operating subsidiaries will ultimately achieve forgiveness in whole or in part of its outstanding PPP loans. Accordingly, the Company and its operating subsidiaries continue to account for their PPP loans as outstanding debt in the accompanying condensed consolidated financial statements.

The PPP Loans have two-year terms and bear interest at a rate of 1.00% per annum. Scheduled principal and accrued interest payments are due and payable in monthly instalments, resulting in aggregate principal payments per annum for the current and future fiscal years as follows: fiscal 2021- $2,243, and fiscal 2022 – $17,825. Monthly principal and interest payments under the PPP Loans are to be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Therefore, the scheduled principal and accrued interest payments presented here may be expected to change. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties.

9. Accrued Compensation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

10. Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

10% Convertible Subordinated Note

The Company had a Subordinated Note payable to JAX Legacy – Investment 1, LLC (“JAX Legacy”), pursuant to a Subscription Agreement dated October 2, 2015, in the aggregate principal amount of $4,185. On April 3, 2017, the Company and JAX Legacy amended and restated the Subordinated Note in its entirety in the form of a 10% Convertible Subordinated Note (the “10% Note”). The 10% Note matured on October 3, 2021 (the “Maturity Date”). The Company issued shares of common stock related to JAX Legacy for the interest on the subordinated note of approximately 149 for the three-month period ended December 31, 2019. The stock was valued at approximately $105 for three-month period ended December 31, 2019.

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

9.5% Convertible Subordinated Notes

On April 3, 2017, the Company issued and paid to certain SNIH Stockholders as part of the acquisition of SNIH an aggregate of $12,500 in the form of 9.5% Convertible Subordinated Notes (the “9.5% Notes”). The maturity date was October 3, 2021 (the “Maturity Date”). The Company issued 403 shares of common stock to the SNI Sellers related to interest of $297 on the 9.5% Notes for the three-month period ended December 31, 2019.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

8% Convertible Subordinated Notes to Related Parties

On May 15, 2019, the Company issued and sold to members of its executive management and Board of Directors (the “Investors”) $2,000 in aggregate principal amount of its 8% Notes. The maturity date of the 8% Notes was on October 3, 2021 (the “Maturity Date”). The 8% Notes were convertible into shares of the Company’s Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price equal to $1.00 per share (subject to adjustment as provided in the 8% Notes upon any stock dividend, stock combination or stock split or upon the consummation of certain fundamental transactions) (the “Conversion Price”).

The Company issued approximately 42 shares of Series C Preferred Stock to Investors related to interest of $42 on the 8% Notes for the three-month period ended December 31, 2019, respectively.

Pursuant to the Repurchase Agreement, Mr. Ron Smith (a former member of the Company’s board of directors) agreed to accept an aggregate amount of $520 in cash (the “Smith Note Payment Amount”) in consideration for the purchase by the Company of the $1,000 aggregate principal amount of 8% Notes (the “Smith Note Amount”) held by him. The Smith Note Payment Amount was calculated based on the following formula: The Smith Note Amount, divided by $1.00 (the price at which the Smith Notes are convertible to Common Stock), times $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Smith Note Payment Amount was paid to Mr. Smith on June 30, 2020.

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

11. Equity

On June 30, 2020, the Company issued 1,718 shares of common stock, in aggregate, for debt conversions of $1,000 aggregate principal amount of the 8% Notes, related shares of Series C Preferred Stock, and of $4,185 aggregate principal amount of the 10% Note. The Company also issued 93 shares of common stock for Series C Preferred Stock discussed above (Note 10).

Restricted Stock

The Company did not grant restricted stock during the three-month periods ended December 31, 2020 and 2019. Stock-based compensation expense attributable to restricted stock was $176 and $757 during the three-month periods ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was approximately $641 of unrecognized compensation expense related to restricted stock outstanding.

A summary of restricted stock activity is presented as follows:
	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2020	1,450	1.32
Granted	-	-
Issued	-	-
Non-vested restricted stock outstanding as of December 31, 2020	1,450	1.32

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Warrants

No warrants were granted or exercised during the three-month periods ended December 31, 2020 and 2019.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2020	77	2.00	4.50	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of December 31, 2020	77	2.00	4.25	-

Warrants exercisable as of September 30, 2020	77	2.00	4.50	-
Warrants exercisable as of December 31, 2020	77	2.00	4.25	-

Stock Options

As of December 31, 2020, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. During fiscal 2020, 2013 Incentive Stock Plan was amended to increase available balance by 1,000 stock options. Compensation Committee of the Board of Directors authorized to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of December 31, 2020 and September 30, 2020 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $135 and $(160) for the three-month periods ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was approximately $534 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.96 years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2020	1,254	2.85	7.34	-
Granted	30	1.10	4.00	-
Forfeited/Expired	(20)	1.26	-	-
Options outstanding as of December 31, 2020	1,264	2.83	7.14	-

Exercisable as of September 30, 2020	749	3.43	6.78	-
Exercisable as of December 31, 2020	850	3.27	6.67	-

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

Series B Convertible Preferred Stock

On April 3, 2017, the Company issued an aggregate of approximately 5,900 shares of no-par value, Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the SNIH acquisition. The no par value, Series B Convertible Preferred Stock had a liquidation preference equal to $4.86 per share and ranked senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the no par value, Series B Convertible Preferred Stock had no voting rights.

On June 30, 2020, and pursuant to the Repurchase Agreement, the holders of the Series B Preferred Stock agreed to accept an aggregate amount of $2,894 in cash (the “Series B Preferred Stock Purchase Price”) in consideration for the purchase by the Company of all 5,566 then outstanding shares of Series B Preferred Stock (the “Series B Preferred Stock Amount”) held by them. The Series B Preferred Stock Purchase Price was paid to the SNI Group Members on June 30, 2020. A net gain attributable to common stockholders of $24,475 was recognized on the redemption of Series B Preferred Stock and Smith Series C Preferred Stock, discussed below, for the three-month period ended June 30, 2020.

Series C Convertible Preferred Stock

On May 17, 2019, the Company filed a Statement of Resolution Establishing its Series C Preferred Stock with the State of Illinois. (the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 3,000 shares of its authorized preferred stock as “Series C 8% Cumulative Convertible Preferred Stock”, without par value. The Series C Preferred Stock had a Liquidation Value equal to $1.00 per share and ranked pari passu with the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Holders of shares of Series C Preferred Stock were entitled to receive an annual non-cash (“PIK”) dividend of 8% of the Liquidation Value per share. Such dividends were payable quarterly in the form of additional shares of Series C Preferred Stock. Each share of Series C Preferred Stock was convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $1.00 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series. Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the Series C Preferred Stock had no voting rights.

The Company issued 42 shares of Series C Preferred Stock to Investors related to interest of $42 on the 8% Notes during three-month period ending December 31, 2019.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

13. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three-month periods ended December 31, 2020 and 2019:

	Three Months Ended, December 31,
	2020	2019
Provision for Income Taxes	(395)	171
Effective Tax Rate	58%	-4%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended December 31, 2020 is higher than the statutory tax rate primarily due to statutory changes regarding the Payroll Protection Program (PPP). In the three months ended December 31, 2020, the statutory changes regarding the deductibility of PPP loan expenses resulted in the recognition of a $352 discrete item. Our effective tax rate for the three months ended December 31, 2019 was lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

14. Commitments and Contingencies

Litigation and Claims

The Company and its subsidiaries are involved in various litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

15. Segment Data

The Company provides direct hire placement services and temporary professional contract staffing services in the fields of information technology, finance, accounting and office (“FA&O”), engineering, and medical within its Professional Services segment, and temporary contract light industrial staffing within its Industrial Services segment. The Company’s revenues, cost of services and a substantial portion of its operating costs and expenses can be divided into these two reportable segments.

Selling, general and administrative (“SG&A”) expenses, including substantially all corporate expenses, are not entirely allocated among Industrial and Professional Staffing Services. Unallocated corporate expenses primarily include, certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses, and interest expense.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

	Three Months Ended
	December 31,
	2020	2019
Industrial Staffing Services
Industrial services revenue	$5,111	$5,655
Industrial services gross margin (1)	45.5%	15.6%
Operating income	$2,207	$281
Depreciation & amortization	$29	$69

Professional Staffing Services
Permanent placement revenue	$3,395	$4,479
Placement services gross margin	100%	100%
Professional services revenue	$26,137	$27,423
Professional services gross margin	26.2%	26.4%
Operating income	$1,380	$1,562
Depreciation and amortization	$1,088	$1,408

Unallocated Expenses
Corporate administrative expenses	$1,218	$1,329
Corporate facility expenses	82	90
Stock Compensation expense	311	597
Total unallocated expenses	$1,611	$2,016

Consolidated
Total revenue	$34,643	$37,557
Operating income (loss)	1,976	(173)
Depreciation and amortization	$1,117	$1,477

(1)	Three months ended December 31, 2020 include $1,537 of annual premium refunds from the Ohio Bureau of Workers Compensation. The Industrial Services gross margin normalized for the effects of these items were approximately 15.4% for the three months ended December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our light industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, a Delaware corporation (“SNI”) significantly expanded our geographical footprint within the placement and contract staffing of information technology, accounting, finance, office and engineering professionals.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of December 31, 2020, we operated thirty branch offices in downtown or suburban areas of major U.S. cities in eleven states. We have one office located in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado, two offices in Illinois and Massachusetts, four offices in Texas, seven offices each in Ohio and Florida.

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

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations. These effects have been and continue to be felt across all businesses, with the most severe impacts being felt in the commercial (light industrial) and finance, accounting, and office clerical (“FA&O) end markets within the professional segment. In response to the crisis, in April 2020 we took a series of proactive actions including a 10% pay cut for full-time salaried employees, temporary furloughing and redeployment of some employees, reduction of discretionary expenses and projects, and obtaining funds under CARES Act Payroll Protection Program (“PPP”). These actions allowed us to generate cost savings and time with which to mitigate the impacts of the COVID-19 pandemic on our businesses and brands. Our businesses have continued their recoveries to a significant extent during our fiscal quarter ended December 31, 2020, as compared with the two most recent sequential quarters since the quarter ended June 30, 2020. While we remain optimistic about our prospects for continuing recovery to pre-COVID-19 levels of results and performance, the rate of such recovery is still somewhat uncertain and could be delayed, for example, by potential resurgences and negative impacts of COVID-19 on the U.S. economy and the specific markets and clients we serve in the future.

Results of Operations

Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended December 31,
(in thousands)	2020	2019	Change	Change
Professional contract services	$26,137	$27,423	$(1,286)	-5%
Industrial contract services	5,111	5,655	(544)	-10%
Total professional and industrial contract services	31,248	33,078	(1,830)	-6%

Direct hire placement services	3,395	4,479	(1,084)	-24%
Consolidated net revenues	$34,643	$37,557	$(2,914)	-8%

Contract staffing services contributed $31,248 or approximately 90% of consolidated revenue and direct hire placement services contributed $3,395, or approximately 10%, of consolidated revenue for the three-month period ended December 31, 2020. This compares to contract staffing services revenue of $33,078, or approximately 88%, of consolidated revenue and direct hire placement revenue of $4,479, or approximately 12%, of consolidated revenue for the three-month period ended December 31, 2019.

The overall decrease in contract staffing services revenues of $1,830, or 6%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily attributable to the continuing presence and negative impact of the COVID-19 pandemic mitigated to some extent as explained below since the beginning of the pandemic in approximately mid-March 2020. The onset of COVID-19 resulted in a near immediate and sharp decline in demand for our staffing services due to client closures, postponements in projects and related needs for our services at some clients, and corresponding decreases in the volume of contract services billable hours. The Company experienced the majority, but not all, of these contract staffing services reductions in its finance, accounting, and office professional end markets and in its light industrial segment.

Direct hire placement revenue for the three months ended December 31, 2020 decreased by $1,084, or approximately 24%, over the three months ended December 31, 2019. Demand for the Company’s direct hire services also have sharply dropped due to the continuing presence and negative impacts related to the COVID-19 pandemic.

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

Consolidated net revenues decreased further by approximately $8,087, or 23%, to $26,594 during the fiscal quarter ended June 30, 2020; resulting in an aggregate decrease of $10,963 in quarterly revenues, or 29%, as compared with the $37,557 in revenues reported for the quarter ended December 31, 2019. Since the June 30, 2020 quarter, however, revenues have rebounded resulting in an increase of approximately $4,410, or 17%, to $31,004 during last year’s final fiscal quarter ended September 30, 2020, followed by another increase of $3,639, or 11.7%, to $34,643 in revenues for the quarter ended December 31, 2020. Thus, sequential quarterly revenues have increased by $8,049 in aggregate, or 30.3%, from $26,594 for the quarter ended June 30, 2020 to $34,643 for the quarter ended December 31, 2020.

Consolidated revenues on monthly basis bottomed during the month of May 2020 to a low of approximately $8,248 and steadily rose each month to a high of $12,216 during the month of October 2020. November 2020’s revenues were lower at $10,560 largely due to significant lower billing days than October, including the Thanksgiving holidays. December 2020 revenues rose once again to $11,867 due to higher billing days and a significant increase in direct hire revenue. Management believes that the trend toward recovery since May 2020 is the result of actions taken to adapt to COVID-19 and position the Company for recovery and, otherwise, is generally consistent with the recovery experienced in the overall U.S. economy so far.

The Company continues to observe, analyze and make modifications and changes to its business model and practices on a routine basis in response to the on-going COVID-19 pandemic and related health and safety concerns. These include, but are not limited to, implementation of policies and procedures in observance of Federal, state and/or local guidelines regarding the coronavirus, including matters ranging working from home, use of personal protective equipment (principally, protective masks), social distancing, personal hygiene and sanitary practices, and other preventative and responsive measures, impacting both our core human resources, as well as our contract laborers serving clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company’s contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended December 31, 2020 decreased by approximately 12% to $22,063 compared to $24,962 for the three months ended December 31, 2019. The $2,899 overall decrease in cost of contract services for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily attributable to the corresponding decline in revenues, and an increase in additional premium refunds in the form of policyholder dividends from the Ohio Bureau of Workers’ Compensation related to the Company’s Light Industrial business.

Gross Profit percentage by service:
	Three Months
	Ended December 31,
	2020	2019
Professional contract services	26.2%	26.4%
Industrial contract services	45.5%	15.6%
Professional and industrial services combined	29.4%	24.5%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	36.3%	33.5%

(1)     Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month period ended December 31, 2020 was approximately 36.3% as compared with approximately 33.5% for the three-month period ended December 31, 2019.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26.2% for three-month period ended December 31, 2020 compared to approximately 26.4% for the three-month period ended December 31, 2019. This small decrease is generally within a reasonable performance range for our Professional Services segment contract business, which may be impacted by shifts in the amounts and mix of business between end markets and higher and lower billing rates and margins.

The Company’s industrial staffing services gross margin for the three-month period ended December 31, 2020 was approximately 45.5% versus approximately 15.6% for the three-month period ended December 31, 2019. The increase in industrial staffing services gross margin is due to the amount of additional premium refunds in the form of policyholder dividends the Company’s light industrial business was eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program. Three months ended December 31, 2020 includes $1,537 of annual premium refunds from the Ohio Bureau of Workers Compensation. The Industrial Services gross margins normalized for the effects of these items were approximately 15.4% and 15.6% for the three months ended December 31, 2020 and 2019, respectively. The small decrease, adjusted to remove the effect of the larger workers compensation premium refund, also is generally within a reasonable performance range for our Light Industrial segment.

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

The Company’s SG&A for the three-month period ended December 31, 2020 decreased by $1,804 as compared to the three-month period ended December 31, 2019. SG&A for the three-month period ended December 31, 2020, as a percentage of revenues, was approximately 27% compared to approximately 30% for the three-month period ended December 31, 2019. The decrease in SG&A expenses is primarily attributable to a decrease in employee related expenses associated with the downturn associated with the coronavirus outbreak, a decrease in stock compensation expense, and the Company’s mitigating efforts beginning in approximately mid-March 2020 to reduce and manage costs to adopt to COVID-19 and position the Company for recovery.

SG&A also includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $142 and $377 for the three-month periods ended December 31, 2020 and 2019, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation Expense

Depreciation expense was $73 and $79 for the three-month period ended December 31, 2020, and 2019, respectively. The decrease is due to the fixed assets becoming fully depreciated.

Amortization Expense

Amortization expense was $1,044 and $1,398 for the three-month period ended December 31, 2020 and 2019, respectively. The decrease is due to certain SNI intangible assets related to non-compete agreements that have become fully amortized during the three-month period ended December 31, 2020.

Income from Operations

The income from operations increased by $2,149 for the three-month period ended December 31, 2020 compared to the three-month period ended December 31, 2019. The increase is mainly attributable to $1,537 of annual premium refunds from the Ohio Bureau of Workers Compensation during the three months ended December 31, 2020. Excluding the impact of the refunds received, the income from operations increased by $612. This net increase in our income from operations is a result of a decrease in amortization expense and the Company’s mitigating efforts beginning in approximately mid-March 2020 to restore revenues and to reduce and manage costs to adapt to the COVID-19 pandemic and position the Company for recovery.

Interest Expense

Interest expense was $2,686 for the three-month period ended December 31, 2020, which decreased by $533 compared to the three-month period ended December 31, 2019. The decrease in interest expense for the three-month period ended December 31, 2020 is mainly attributable to the interest expense related to the former 9.5% Notes and 10% Notes that was included in the three-month period ended December 31, 2019. In addition, of the $2,686 of net interest expense, $1,637 represents cash interest on the Company’s senior Revolving Credit Facility and Term Loan, $547 represents PIK interest on senior Term Loan, which is added to the Term Loan balance, and $445, which represents amortization of capitalized and other debt related costs.

Provision for Income Taxes

The Company recognized a tax benefit of $395 for the three-month period ended December 31, 2020. Our effective tax rate for the three months ended December 31, 2020 is higher than the statutory tax rate primarily due to statutory changes regarding the Payroll Protection Program (PPP). In the three-month period ended December 31, 2020, the statutory changes regarding the deductibility of PPP loan expenses resulted in the recognition of a $352 one-time benefit item. Our effective tax rate for the three months ended December 31, 2019 was lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Loss

The Company’s net loss was $315 and $3,563 for the three-month periods ended December 31, 2020 and 2019, respectively. The increase in net income for the three-month periods ended December 31, 2020 is mainly attributable to annual premium refund received from the Ohio Bureau of Workers Compensation, a decrease in interest expense and amortization expense, and other things discussed above.

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

The following table sets forth certain consolidated statements of cash flows data:

	Three Months
	Ended December 31,
(in thousands)	2020	2019
Cash flows provided by (used in) operating activities	$47	$(1,450)
Cash flows used in investing activities	$(2)	$(58)
Cash flows used in financing activities	$-	$(408)

As of December 31 2020, the Company had $14,119 of cash, which was an increase of $45 from $14,074 as of September 30, 2020. As of December 31, 2020, the Company had working capital of $11,485 compared to $13,351 of working capital as of September 30, 2020.

Net cash provided by (used in) operating activities for the three-month periods ended December 31, 2020 and 2020 was $47 and $(1,450), respectively. The positive operating cash flow in the three-month period ended December 31, 2020 corresponds with positive income from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the three-month periods ended December 31, 2020 and 2019.

Cash flow used in financing activities for the three-month period ended December 31, 2019 was primarily for payments on our term loan offset by proceeds from advances taken on the revolving credit facility.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on December 31, 2020, are approximately $6,942. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on December 31, 2020, are approximately $1,812.

The Company experienced net losses for the first three months of its current fiscal year, and for its most recent fiscal years ended September 30, 2020 and 2019, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, management believes the Company had begun to see its operations and business stabilize.

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

On June 30, 2020, the Company and its subsidiaries entered into Ninth Amendment, dated as of June 30, 2020 (the “Ninth Amendment”), to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”). Under the Ninth Amendment, the Company’s senior lender agreed to modify the earlier conversion condition of the Seventh Amendment and allow the Company to settle a significant portion of the subordinated debt and preferred stock with up to $5,100 in cash, instead of by converting all of it into the Company’s common stock. In exchange, the Company agreed to settle the exit and restructuring fees agreed to in the Seventh Amendment totaling $4,978 as of September 30, 2020, in cash or in shares of the Company’s common stock, except under the Ninth Amendment, the determination of cash or stock would be at the Senior Lender’s discretion and no longer at the Company’s discretion as provided in the earlier Seventh Amendment.

Between April 29 and May 7, 2020, the Company was able to obtain CARES Act relief financing under the Paycheck Protection Program (“PPP Loans”) for each of its operating subsidiaries, in the aggregate amount of $19,927. These funds were the only source of financing available to our companies and businesses and have been and continue to be absolutely critical to our ability to maintain operations, including the employment of our temporary and fulltime employees, in order to produce and meet our foreseeable liquidity requirements in the midst of this continuing worldwide Coronavirus Pandemic.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future or at least for the following twelve months assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery occurs.

Off-Balance Sheet Arrangements

As of December 31, 2020, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2020, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s three-month period ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In evaluating us and our common stock, in addition to the risk factor below, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“2020 Form 10-K”), and filed with the SEC on December 29, 2020. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2020 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

GEE GROUP INC.
(Registrant)

Date: February 16, 2021	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

