Form 10-Q
period 2021-03-31
GEE Group Inc.
filed 2021-05-17
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 14, 2021 was 113,500,455.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2021

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, the negative effects of the Coronavirus Pandemic, including uncertainties regarding economic recovery and changed socioeconomic norms, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2020, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	March 31, 2021	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$14,258	$14,074
Accounts receivable, less allowances ($473 and $2,072, respectively)	19,014	16,047
Prepaid expenses and other current assets	1,421	1,393
Total current assets	34,693	31,514
Property and equipment, net	851	906
Goodwill	63,443	63,443
Intangible assets, net	16,784	18,843
Right-of-use assets	4,081	4,623
Other long-term assets	386	684
TOTAL ASSETS	$120,238	$120,013

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,715	$2,051
Accrued compensation	5,720	5,506
Current Paycheck Protection Program Loans	8,848	2,243
Current operating lease liabilities	1,600	1,615
Other current liabilities	8,125	6,748
Total current liabilities	26,008	18,163
Deferred taxes	289	430
Paycheck Protection Program loans and accrued interest	10,983	17,779
Revolving credit facility	11,828	11,828
Term loan, net of discount	39,731	37,752
Noncurrent operating lease liabilities	3,246	3,927
Other long-term liabilities	2,221	2,756
Total long-term liabilities	68,298	74,472

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares -
Preferred series A stock; authorized -160 shares; issued and outstanding - none	-	-
Preferred series B stock; authorized - 5,950 shares; issued and outstanding - none	-	-
Preferred series C stock; authorized - 3,000 shares; issued and outstanding - none	-	-
Total mezzanine equity	-	-
SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 17,667 shares at March 31, 2021 and September 30, 2020	-	-
Additional paid in capital	58,635	58,031
Accumulated deficit	(32,703)	(30,653)
Total shareholders' equity	25,932	27,378
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$120,238	$120,013

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
NET REVENUES:
Contract staffing services	$31,063	$30,265	$62,311	$63,342
Direct hire placement services	3,655	4,416	7,050	8,895
NET REVENUES	34,718	34,681	69,361	72,237

Cost of contract services	23,810	22,767	45,873	47,729
GROSS PROFIT	10,908	11,914	23,488	24,508

Selling, general and administrative expenses (including noncash stock-based compensation expense of $293 and $356, and $604 and $953 respectively)	9,179	12,800	18,665	24,091
Depreciation expense	77	69	150	148
Amortization of intangible assets	1,015	1,398	2,059	2,795
INCOME (LOSS) FROM OPERATIONS	637	(2,353)	2,614	(2,527)
Gain on extinguishment of debt	279	-	279	-
Interest expense	(2,534)	(3,065)	(5,220)	(6,284)
LOSS BEFORE INCOME TAX PROVISION	(1,618)	(5,418)	(2,327)	(8,811)
Provision for income tax expense (benefit)	117	10	(277)	181
NET LOSS	(1,735)	(5,428)	(2,050)	(8,992)
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$(1,735)	$(5,428)	$(2,050)	$(8,992)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.38)	$(0.12)	$(0.66)
WEIGHTED AVERAGE NUMBER OF
SHARES - BASIC AND DILUTED	17,667	14,262	17,667	13,661

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378
Share-based compensation	-	311	-	311
Net loss	-	-	(315)	(315)

Balance, December 31, 2020	17,667	$58,342	$(30,968)	$27,374
Share-based compensation	-	293	-	293
Net loss	-	-	(1,735)	(1,735)

Balance, March 31, 2021	17,667	$58,635	$(32,703)	$25,932

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209
Share-based compensation	-	597	-	597
Issuance of stock for interest	552	402	-	402
Net loss	-	-	(3,563)	(3,563)

Balance, December 31, 2019	13,090	$50,989	$(44,344)	$6,645
Share-based compensation	-	356	-	356
Issuance of stock for restricted stock	500	-	-	-
Issuance of stock for interest	967	401	-	401
Net loss	-	-	(5,428)	(5,428)

Balance, March 31, 2020	14,557	$51,746	$(49,772)	$1,974

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Six Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,050)	$(8,992)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Gain on extinguishment of debt	(279)	-
Depreciation and amortization	2,209	2,943
Non-cash lease expense	677	874
Stock Compensation expense	604	953
Increase/(decrease) in allowance for doubtful accounts	(359)	1,735
Deferred income taxes	(141)	67
Amortization of debt discount	890	561
Interest expense paid with common and preferred stock	-	886
Paid in kind interest on term loan	1,089	-
Change in acquisition deposit for working capital guarantee	-	(600)
Changes in operating assets and liabilities:
Accounts receivable	(2,608)	1,829
Accounts payable	(336)	(1,304)
Accrued compensation	215	608
Accrued Interest	88	-
Change in other assets, net of change in other liabilities	197	(1,627)
Cash provided by (used in) operating activities	196	(2,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(12)	(83)
Net cash used in investing activities	(12)	(83)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	-	(327)
Net proceeds from revolving credit	-	800
Net cash provided by financing activities	-	473

Net change in cash	184	(1,677)

Cash at beginning of period	14,074	4,055

Cash at end of period	$14,258	$2,379

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$3,152	$4,836
Cash paid for taxes	208	29
Non-cash investing and financing activities
Right-of-use assets	135	6,371
Operating lease liability	135	6,813
Acquisition of equipment with finance lease	98	37
Paycheck Protection Program loan forgiveness	279	-

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

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 as filed on December 29, 2020.

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

The Company experienced net losses for the first six months of its current fiscal year, and for its most recent fiscal years ended September 30, 2020 and 2019, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects continue to be felt, with the most severe impacts being felt in the industrial segment and the finance, accounting and office clerical (“FAO”) end markets within the professional segment.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

On April 19, 2021, the Company concluded its public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,630. On April 27, 2021, the underwriters of the Company’s April 19, 2021 public offering exercised, in full, their 15% over–allotment option to purchase an additional 12,500 common shares (the “option shares”) of the Company at the public offering price of $0.60 per share. The Company closed the transaction on April 28, 2021 and received net proceeds from the sale of the option shares of approximately $6,937, after deducting the applicable underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its existing Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate ("LIBOR") or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind ("PIK") interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments.

As of March 31, 2021, the Company had cash of $14,258, which was an increase of $184 from $14,074 at September 30, 2020. Working capital at March 31, 2021 was approximately $8,685, as compared to working capital of approximately $13,351 for September 30, 2020.

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

The Company and its operating subsidiaries are in the process of submitting of applications for forgiveness of their respective outstanding PPP loans as their lender, BBVA USA, that provides access through its electronic portal allowing the Company to submit its applications and related documentation.  Management believes that the Company qualifies and is eligible for forgiveness of its loans based on existing available guidance; however, some relatively complex questions and matters of interpretation remain to be determined or decided upon by the SBA or possibly other governmental or legislative actions that cannot be fully predicted or even fully anticipated at this stage. Therefore, there can be no assurance that the Company or its operating subsidiaries will ultimately achieve forgiveness in whole or in part of its outstanding PPP loans. Accordingly, the Company and its operating subsidiaries continue to account for their PPP loans as outstanding debt in the accompanying unaudited condensed consolidated financial statements. During February 2021, the Company’s subsidiary, Scribe Solutions, Inc., was notified by the SBA that its total outstanding PPP Loan and accrued interest in the amount of $279 were forgiven.

The Company, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, also was eligible to defer paying $3,692 of applicable payroll taxes as of March 31, 2021, which is included in long and short-term liabilities in the accompanying unaudited condensed consolidated financial statements. The deferred deposits of the employer’s share of Social Security tax must be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, fifty (50) percent of the eligible deferred amount, and the remaining amount by December 31, 2022.

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

Revenue Recognition

Revenues from contracts with customers are generated from direct hire placement services, professional contract services, and industrial contract services. Revenues are recognized when promised services are performed for customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales adjustments or allowances.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $470 and $773, and $400 and $700 for the three and six-month periods ended March 31, 2021 and 2020, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2021 and September 30, 2020, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

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

As of March 31, 2021, and September 30, 2020, the allowance for doubtful accounts was $473 and $2,072, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $326 and $287 as of March 31, 2021 and September 30, 2020, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the six-month periods ended March 31, 2021 and 2020.

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

The Company considered and reviewed the recoverability of its goodwill during the six-month period ended March 31, 2021 and 2020 and determined that no impairment charge was necessary.  In reaching its conclusion, management determined that no triggering events or other circumstances have occurred or changed since the Company’s most recent annual evaluation as of September 30, 2020, that indicate the carrying values of the Company’s reporting segments are higher than their respective fair values. Management also considered the Company’s market capitalization as recently reported on the NYSE American exchange and determined that when adjusted for the assumption of a reasonable control premium over exchange pricing, exceeded its consolidated net book value (consolidated stockholders’ equity) as of March 31, 2021 and 2020.

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

Common stock equivalents representing approximately 2,745 and 2,768, and 13,263 and 13,632 shares are excluded from the Company’s loss per share calculations for the three and six-month periods ended March 31, 2021 and 2020, respectively, because their effects are anti-dilutive.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three and six-month periods ended March 31, 2021 and 2020, advertising expense totaled $458 and $882, and $553 and $1,037 respectively.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the six-month periods ended March 31, 2021 and 2020.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Segment Data

The Company provides direct hire placement services and temporary professional contract staffing services in the fields of information technology, finance, accounting and office (“FA&O”), engineering, and medical within its Professional Services segment, and industrial contract services within its Industrial Services segment. The Company’s revenues, cost of services and a substantial portion of its operating costs and expenses can be divided into these two reportable segments. Selling, general and administrative (“SG&A”) expenses, including substantially all corporate expenses, are not entirely allocated among Industrial and Professional Staffing Services. Operating results are regularly reviewed by the chief operating decision makers at each segment who make decisions about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employee, length of employment and revenue recognition are considered in determining the Company’s operating segments.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2021	September 30, 2020

Computer software	$462	$1,535
Office equipment, furniture, fixtures and leasehold improvements	3,037	3,595
Total property and equipment, at cost	3,499	5,130
Accumulated depreciation and amortization	(2,648)	(4,224)
Property and equipment, net	$851	$906

Depreciation expense for three and six-month periods ended March 31, 2021 and 2020 was $77 and $150, and $69 and $148 respectively.

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

Operating lease expenses were $562 and $1,123, and $611 and $1,270 for the three and six-month periods ended March 31, 2021 and 2020, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Six Months Ended March 31,
	2021	2020
Cash paid for operating lease liabilities	$947	1,044
Right-of-use assets obtained in exchange for new operating lease liabilities	$135	471

Supplemental balance sheet information related to leases consisted of the following:

March 31, 2021
Weighted average remaining lease term for operating leases	2.6
Weighted average discount rate for operating leases	6.0%

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2021, including certain closed offices are as follows:

Remainder of Fiscal 2021	$930
Fiscal 2022	1,735
Fiscal 2023	1,208
Fiscal 2024	918
Fiscal 2025	434
Thereafter	108
Less: Imputed interest	(487)
Present value of operating lease liabilities (a)	$4,846

 ______________

(a)     Includes current portion of $1,600 for operating leases.

6. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of March 31, 2021 and September 30, 2020 and estimated future amortization expense.

	March 31, 2021			September 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$14,525	$14,545	$29,070	$13,188	$15,882
Trade names	8,329	6,090	2,239	8,329	5,379	2,950
Non-Compete agreements	4,331	4,331	-	4,331	4,320	11
Total	$41,730	$24,946	$16,784	$41,730	$22,887	$18,843

Estimated Amortization Expense

Remaining Fiscal 2021	$2,029
Fiscal 2022	3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Thereafter	2,787
$16,784

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

The amortization expense for intangible assets was $1,015 and $2,059, and $1,398 and $2,795 for three and six-month periods ended March 31, 2021 and 2020, respectively.

7. Revolving Credit Facility and Term Loan

Revolving Credit, Term Loan and Security Agreement

The Company and its subsidiaries, as borrowers, were parties to a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with certain investment funds managed by MGG Investment Group LP ("MGG"). The Revolving Credit Facility and Term Loan under the Credit Agreement, as amended, had maturity date on June 30, 2023 and its principal and remaining unpaid accrued interest balances were fully repaid on April 20, 2021.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Revolving Credit Facility

As of March 31, 2021, the Company had $11,828 in outstanding borrowings under the MGG Revolving Credit Facility, which was at an interest rate of approximately 11%. On April 20, 2021, the Company fully repaid all outstanding principal and accrued interest outstanding under the MGG Revolving Credit Facility.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	March 31, 2021	September 30, 2020

Term loan	$43,735	$42,646
Unamortized debt discount	(4,004)	(4,894)
Term loan, net of discount	39,731	37,752
Short term portion of term loan, net of discounts	-	-
Long term portion of term loan, net of discounts	$39,731	$37,752

As of March 31, 2021, the Company had $43,735 in outstanding borrowings under the Term Loan Facility that was at an interest of approximately 11%, plus additional interest at an annual rate 5% in the form of PIK (noncash, paid-in-kind), which accrues and is added to the balance of the Term Loan on a monthly basis. The Revolving Credit Facility and Term Loan cash interest were payable monthly. On April 20, 2021, the Company fully repaid all remaining Term Loan principal and accrued interest.

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

The Company and its operating subsidiaries are in the process of applying for forgiveness of their respective outstanding PPP loans with their lender, BBVA USA, and the SBA. Management believes that the Company qualifies and is eligible for forgiveness of its loans based on existing available guidance; however, some questions and matters of interpretation may remain to be determined or decided upon by the SBA or possibly other governmental or legislative actions that cannot be fully predicted or even fully anticipated at this stage. Therefore, there can be no assurance that the Company or its operating subsidiaries will ultimately achieve forgiveness in whole or in part of its outstanding PPP loans. Accordingly, the Company and its operating subsidiaries continue to account for their PPP loans as outstanding debt in the accompanying unaudited condensed consolidated financial statements. During February 2021, the Company’s subsidiary, Scribe Solutions, Inc., was notified by the SBA that its total outstanding PPP Loan and accrued interest in the amount of $279 were forgiven.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The PPP Loans have two-year terms and bear interest at a rate of 1.00% per annum. Scheduled principal and accrued interest payments are due and payable in monthly instalments, resulting in aggregate principal payments per annum for the current and future fiscal years as follows: fiscal 2021- $2,212, and fiscal 2022 – $17,619. Monthly principal and interest payments under the PPP Loans are to be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender, or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Therefore, the scheduled principal and accrued interest payments presented here may be expected to change. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties.

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

9.5% Convertible Subordinated Notes

On June 30, 2020, the holders of the 9.5% Notes agreed to accept an aggregate amount of $1,115 in cash in consideration for the purchase by the Company of the entire $12,500 aggregate principal amount of the 9.5% Notes. The 9.5% Notes were settled at a conversion rate of $5.83 (the price at which the 9.5% Notes were converted into shares of the Company’s common stock) and purchased by the Company at $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The payment was made to the note holders on June 30, 2020.

8% Convertible Subordinated Notes to Related Parties

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

On June 30, 2020, the holders of the remaining $1,000 aggregate principal amount of the 8% Notes converted such 8% Notes to an aggregate of 1,000 shares of Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) which were immediately and simultaneously converted into 1,000 shares of Common Stock at the $1.00 per share conversion price stated in the 8% Notes and in the Series C Preferred Stock. These holders also converted an aggregate of 93 additional shares of Series C Preferred Stock issued or issuable to them into a total of 93 shares of Common Stock at the $1.00 per share conversion price stated in the Series C Preferred Stock. The issuance of the 1,093 shares of Common Stock to these former holders of 8% Notes and Series C Preferred Stock was completed on June 30, 2020. These shares, along with those of the SNI Sellers that previously held the 9.5% Notes, also were included in the registration statement on SEC Form S-3 filed by the Company on July 31, 2020.

11. Equity

On June 30, 2020, the Company issued 1,718 shares of common stock, in aggregate, for debt conversions of $1,000 aggregate principal amount of the 8% Notes, related shares of Series C Preferred Stock, and of $4,185 aggregate principal amount of the 10% Note. The Company also issued 93 shares of common stock for Series C Preferred Stock discussed above (Note 10).

Restricted Stock

The Company did not grant restricted stock during the six-month periods ended March 31, 2021 and 2020. Stock-based compensation expense attributable to restricted stock was $163 and $336, and $130 and $885 during the three and six-month periods ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $482 of unrecognized compensation expense related to restricted stock outstanding with vesting period 3 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2020	1,450	1.32
Granted	-	-
Issued	-	-
Non-vested restricted stock outstanding as of December 31, 2020	1,450	1.32
Granted	-	-
Issued	-	-
Non-vested restricted stock outstanding as of March 31, 2021	1,450	1.32

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Warrants

No warrants were granted or exercised during the six-month periods ended March 31, 2021 and 2020.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2020	77	2.00	4.50	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of December 31, 2020	77	2.00	4.25	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of March 31, 2021	77	2.00	4.01	-

Warrants exercisable as of September 30, 2020	77	2.00	4.50	-
Warrants exercisable as of March 31, 2021	77	2.00	4.01	-

Stock Options

As of March 31, 2021, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. During fiscal 2020, 2013 Incentive Stock Plan was amended to increase available balance by 1,000 stock options. Compensation Committee of the Board of Directors authorized to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of March 31, 2021 and September 30, 2020 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $130 and $268, $226 and $68 for the three and six-month periods ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $400 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.95 years.

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2020	1,254	2.85	7.34	-
Granted	30	1.10	4.00	-
Forfeited	(20)	1.26	-	-
Options outstanding as of December 31, 2020	1,264	2.83	7.14	-
Granted	-			-
Forfeited	(46)	3.75	-	-
Options outstanding as of March 31, 2021	1,218	2.80	6.91	-

Exercisable as of September 30, 2020	749	3.43	6.78	-
Exercisable as of March 31, 2021	819	3.24	6.44	-

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

12. Mezzanine Equity

Series A Convertible Preferred Stock

On April 3, 2017, the Company filed a Statement of Resolution Establishing its Series A Preferred Stock with the State of Illinois (“the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 160 shares of its authorized preferred stock as Series A Preferred Stock. There are no shares issued and outstanding under this designation.

Series B Convertible Preferred Stock

On April 3, 2017, the Company issued an aggregate of approximately 5,900 shares of no-par value, Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the SNIH acquisition. The no par value, Series B Convertible Preferred Stock had a liquidation preference equal to $4.86 per share and ranked senior to all "Junior Securities" (including the Company's Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

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

Series C Convertible Preferred Stock

On May 17, 2019, the Company filed a Statement of Resolution Establishing its Series C Preferred Stock with the State of Illinois (“the Resolution Establishing Series”). Pursuant to the Resolution Establishing Series, the Company designated 3,000 shares of its authorized preferred stock as “Series C 8% Cumulative Convertible Preferred Stock”, without par value. The Series C Preferred Stock had a Liquidation Value equal to $1.00 per share and ranked pari passu with the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Holders of shares of Series C Preferred Stock were entitled to receive an annual non-cash (“PIK”) dividend of 8% of the Liquidation Value per share. Such dividends were payable quarterly in the form of additional shares of Series C Preferred Stock. Each share of Series C Preferred Stock was convertible at the option of the holder thereof into one share of Common Stock at an initial conversion price equal to $1.00 per share, each as subject to adjustment in the event of stock splits, stock combinations, capital reorganizations, reclassifications, consolidations, mergers or sales, as set forth in the Resolution Establishing Series.  Except as set forth in the Resolution Establishing Series or as may be required by Illinois law, the holders of the Series C Preferred Stock had no voting rights.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

13. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and six-month periods ended March 31, 2021 and 2020:

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2021	2020	2021	2020
Provision for Income Taxes	117	10	(277)	181
Effective Tax Rate	-7%	0%	12%	-2%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and six-month period ended March 31, 2021 and 2020, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. In the three-month period ended December 31, 2020, the statutory changes regarding the deductibility of PPP loan expenses resulted in the recognition of a $352 discrete item. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

15. Segment Data

The Company provides direct hire placement services and temporary professional contract staffing services in the fields of information technology, finance, accounting and office (“FA&O”), engineering, and medical within its Professional Services segment, and industrial contract services within its Industrial Services segment. The Company’s revenues, cost of services and a substantial portion of its operating costs and expenses can be divided into these two reportable segments.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Industrial Staffing Services
Industrial services revenue	$4,023	$4,471	$9,134	$10,126
Industrial services gross margin (1)	8.8%	14.1%	29.3%	15.0
Operating income (loss)	$(289)	$(1,616)	$1,918	$(1,335)
Depreciation & amortization	$15	$70	$44	$139

Professional Staffing Services
Permanent placement revenue	$3,655	$4,416	$7,050	$8,895
Placement services gross margin	100%	100%	100%	100
Professional services revenue	$27,040	$25,794	$53,177	$53,216
Professional services gross margin	25.5%	26.6%	25.9%	26.5
Operating income	$2,644	$2,126	$4,024	$3,688
Depreciation and amortization	$1,077	$1,397	$2,165	$2,804

Unallocated Expenses
Corporate administrative expenses	$1,232	$2,415	$2,449	$3,744
Corporate facility expenses	91	92	173	182
Stock Compensation expense	293	356	604	953
Board related expenses	102	-	102
Total unallocated expenses	$1,718	$2,863	$3,328	$4,879

Consolidated
Total revenue	$34,718	$34,681	$69,361	$72,237
Operating income (loss)	637	(2,353)	2,614	(2,527)
Depreciation and amortization	$1,092	$1,467	$2,209	$2,943

_____________

1)

Includes ($219) and $0 of annual premium refund adjustment from the Ohio Bureau of Workers Compensation for the three months ended March 31, 2021 and 2020, respectively; and $1,318 and $50 for the six months ended March 31, 2021 and 2020, respectively. The Industrial Services gross margins normalized for the effects of these items were approximately 14.2% and 14.1% for the three months ended March 31, 2021 and 2020, respectively; and approximately 14.9% and 14.5% for the six months ended March 31, 2021 and 2020, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

16. Subsequent Events and Unaudited Pro Forma Financial Information

On April 19, 2021, the Company concluded its public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,630. GEE has granted the underwriters a 45-day option to purchase up to an additional 12,500 shares of the Company's common stock to cover over-allotments, if any, at the public offering price, less the underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its existing Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP on April 21, 2017, and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate ("LIBOR") or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind ("PIK") interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459, in the aggregate, was paid in connection with the principal repayments.

On April 27, 2021, the underwriters of the Company’s April 19, 2021 public offering exercised in full their 15% over–allotment option to purchase an additional 12,500 common shares (the “option shares”) of the Company at the public offering price of $0.60 per share. The Company closed the transaction on April 28, 2021 and received net proceeds from the sale of the option shares of approximately $6,937, after deducting the applicable underwriting discount.

On May 14, 2021, GEE Group, Inc. and its subsidiaries, Agile Resources, Inc., Access Data Consulting Corporation, BMCH, Inc., GEE Group Portfolio, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Personnel Services, Inc., and Triad Logistics, Inc. entered a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A. (the “CIT Facility”). The CIT Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The CIT Facility matures on the fifth anniversary of the closing date (May 14, 2026). Concurrent with the May 14, 2021 closing of the CIT Facility, the Company borrowed $5,326 and utilized these funds to pay all remaining unpaid Exit and Restructuring Fees due to its former senior lenders in the amount of $4,978, with the remainder going to direct fees and costs associated with the CIT Facility. The Company will take one time charge of $4,004 which represents unamortized debt issue costs associated with its former senior debt.

Under the CIT Facility, advances will be subject to a borrowing base formula that will be computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offering Rate (“LIBOR” or any successor thereto) for the applicable interest period, subject to a 1% floor, plus the applicable margin. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The following selected consolidated pro forma financial information reflects the effects of the above-referenced subsequent events.

Unaudited pro forma net income per share	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Pro forma net income (1)	$696	$2,955
Pro forma net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted average number of shares (2):
Basic	113,500	113,500
Diluted	114,950	114,950

	As of March 31, 2021
	Actual	Pro Forma (2)
Unaudited Consolidated Balance Sheet Data:
Cash (3)	$14,258	$11,284
Total current assets (3)	$34,693	$31,719
Total assets (3)	$120,238	$117,264
Total current liabilities (4)	$26,008	$21,030
Total long-term liabilities (5)	$68,298	$21,739
Total liabilities (4) (5)	$94,306	$42,769
Total shareholders equity (6)	$25,932	$74,495

______________

(1)

The unaudited pro forma net income gives effect to the reduction in interest expense due to the pay-off of all amounts due under the Senior Credit Agreement, offset by the interest expense on assumed borrowings under a new collateralized senior bank asset-based revolving credit facility (net decrease in interest expense is $2,430 and $5,005 for the three and six months ended March 31, 2021, respectively). Amortization of debt discount (loss on extinguishment) of $4,004 is not included in pro forma net income due to not having a continuing effect on the operating results of the Company.

(2)

The share amounts used to calculate unaudited pro forma net income per share reflect issuance and sale of 83,333 shares of our common stock in the offering completed on April 19, 2021 and 12,500 shares issued from exercise in full by underwriters 15% over–allotment on April 27, 2021.

(3)	Pro forma cash, total current assets and total assets as of March 31, 2021, give effect to the net cash decrease after the transactions described above of ($2,974).
(4)	Pro forma current liabilities as of March 31, 2021, give effect to the settlement of the $4,978 in Exit and Restructuring Fees completed May 14, 2021.
(5)

Pro forma long-term liabilities as of March 31, 2021, give effect to (i) the pay-off of all amounts due under the Senior Credit Agreement in the aggregate amount of approximately $55,563 using a combination of the net cash proceeds of this offering in the amount of $52,567 and available cash, (ii) write off of debt discount $4,004, and (iii) assumed borrowings under a new collateralized senior bank asset-based revolving credit facility of $5,000.

(6)

The pro forma total shareholders’ equity gives effect to (i) the net proceeds of this offering in the aggregate amount of $52,567 described above and (ii) a charge to eliminate unamortized debt costs in the amount of $4,004 as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our light industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, Inc., a Delaware corporation (“SNI”) significantly expanded our geographical footprint within the placement and contract staffing of information technology, accounting, finance, office and engineering professionals.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Inc., (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of March 31, 2021, we operated thirty-one branch offices in downtown or suburban areas of major U.S. cities in eleven states. We have one office located in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia, three offices in Colorado, two offices in Illinois and Massachusetts, five offices in Texas, seven offices each in Ohio and Florida.

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

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations. These effects have been and continue to be felt across all businesses, with the most severe impacts being felt in the commercial (industrial) and finance, accounting, and office clerical (“FA&O) end markets within the professional segment. In response to the crisis, in April 2020 we took a series of proactive actions including a 10% pay cut for full-time salaried employees, temporary furloughing and redeployment of some employees, reduction of discretionary expenses and projects, and obtaining funds under CARES Act Payroll Protection Program (“PPP”). These actions allowed us to generate cost savings and time with which to mitigate the impacts of the COVID-19 pandemic on our businesses and brands. Our businesses have continued recover to a significant extent during six-month period ended March 31, 2021, as compared with prior sequential quarters since the quarter ended June 30, 2020. While we remain optimistic about our prospects for continuing recovery to pre-COVID-19 levels of results and performance, the rate of such recovery is still somewhat uncertain and could be delayed, for example, by potential resurgences and negative impacts of COVID-19 on the U.S. economy and the specific markets and clients we serve in the future.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended March 31,
(in thousands)	2021	2020	Change	Change
Professional contract services	$27,040	$25,794	$1,246	5%
Industrial contract services	4,023	4,471	(448)	-10%
Total professional and industrial contract services	31,063	30,265	798	3%

Direct hire placement services	3,655	4,416	(761)	-17%
Consolidated net revenues	$34,718	$34,681	$37	0%

Contract staffing services contributed $31,063, or approximately 89%, of consolidated revenue and were up by $798, or approximately 3%, for the three-month period ended March 31, 2021, as compared with the comparable period ended March 31, 2020. Direct hire placement services contributed $3,655, or approximately 11%, of consolidated revenue for the three-month period ended March 31, 2021, and were down $761, or approximately 17%, as compared with the comparable three-month period ended March 31, 2020. Contract staffing services revenue was $30,265, or approximately 87%, of consolidated revenue and direct hire placement revenue was $4,416, or approximately 13%, of consolidated revenue for the three-month period ended March 31, 2020.

The overall increase in contract staffing services revenues of $798, or 3%, for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020 was primarily attributable to recovery and improvement in professional contract services markets from the negative effects of the COVID-19 pandemic beginning in approximately June 2020. The onset of COVID-19 resulted in a near immediate decline in demand for our staffing services due to client closures, postponements in projects and related needs for our services at some clients, significant travel restrictions, and corresponding decreases in the volume of contract services billable hours. The Company experienced the majority, but not all, of these contract staffing services reductions in its finance, accounting, and office professional end markets and in its industrial contract services. Professional contract services has experienced consistent recovery since May 2020 through this quarter resulting in the revenue increase of $1,246 for the three-month period ended March 31, 2021, as compared with the three-month period ended March 31, 2020.  Management believes this trend is the result of U.S. economic recovery, as well as actions taken by the Company to adapt to COVID-19 and position the Company for recovery. The decline in industrial contract services is driven by a continuation of negative impacts related to COVID-19, including most recently, a workforce shortage being felt across the U.S. and widely believed to be attributable to recent and plentiful economic stimulus and unemployment benefits, as well as school and other shutdowns.

Direct hire placement revenue for the three-month period ended March 31, 2021 decreased by $761, or approximately 17%, over the three-month period ended March 31, 2020, driven primarily by a decrease in number of placements. Demand for the Company’s direct hire services also have declined due to the continuing presence and negative impacts related to the COVID-19 pandemic. Direct hire services demand has historically been observed to be more sensitive to economic and labor market conditions than demand for contract staffing, which means it may be expected to recover more slowly than contract staffing services in the aftermath of the COVID-19 pandemic, as well.

Management believes that the underlying trends toward recovery since May 2020 are generally consistent with the recovery experienced in the overall U.S. economy so far and, therefore, may be expected to continue, accordingly. The Company continues to observe, analyze and make modifications and changes to its business model and practices on a routine basis in response to the on-going COVID-19 pandemic and related health and safety concerns. These include, but are not limited to, implementation of policies and procedures in observance of Federal, state and/or local guidelines regarding the coronavirus, including matters such as working from home, use of personal protective equipment (principally, protective masks), social distancing, personal hygiene and sanitary practices, and other preventative and responsive measures, impacting both our core human resources, as well as our contract laborers serving clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three-month period ended March 31, 2021 increased by approximately 5% to $23,810 compared to $22,767 for the three-month period ended March 31, 2020. The $1,043 overall increase in cost of contract services for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020 was primarily attributable to the corresponding increase in professional contract service revenues.

Gross Profit percentage by service:

	Three Months
	Ended March 31,
	2021	2020
Professional contract services	25.5%	26.6%
Industrial contract services	8.8%	14.1%
Professional and industrial services combined	23.3%	24.8%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	31.4%	34.4%

________________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month period ended March 31, 2021 was approximately 31.4% as compared with approximately 34.4% for the three-month period ended March 31, 2020.

In the professional contract services, the gross margin (excluding direct hire placement services) was approximately 25.5% for three-month period ended March 31, 2021 compared to approximately 26.6% for the three-month period ended March 31, 2020. This decrease is generally due to shifts in the amounts and mix of business between end markets and higher and lower billing rates and margins. Contributing to this 1.1% (1,100 basis points) decrease is a disproportionate increase in the mix of lower margin office and clerical temporary staffing services within the overall COVID-19 pandemic business recovery taking place.

The Company’s industrial contract services gross margin for the three-month period ended March 31, 2021 was approximately 8.8% versus approximately 14.1% for the three-month period ended March 31, 2020. The decrease in industrial contract services gross margin is due to a charge taken in the three-month period ended March 31, 2021, for a decrease in the amount of premium refunds the Company’s industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program. The industrial contract services gross margins normalized for the effects of these items were approximately 14.2% and 14.1% for the three months ended March 31, 2021 and 2020, respectively. The increase after adjustment to remove the effect of the workers compensation premium refunds is generally within a reasonable performance range for our industrial business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•

Compensation and benefits in the operating divisions, which includes salaries, wages, and commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements.

•

Administrative compensation, which includes salaries, wages, payroll taxes, and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

•

Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services, and other corporate-level expenses such as business insurance and taxes.

The Company’s SG&A for the three-month period ended March 31, 2021, decreased by $3,621 as compared to the three-month period ended March 31, 2020. SG&A for the three-month period ended March 31, 2021, as a percentage of revenues, was approximately 26% compared to approximately 37% for the three-month period ended March 31, 2020. The decrease in SG&A expenses is primarily attributable to the Company’s mitigating efforts to reduce and manage costs to adopt to COVID-19 and position the Company for recovery.  In addition, a provision for doubtful accounts related to a key customer who filed for a bankruptcy protection of approximately $1.7 million, was taken in the form of a charge to income during March 2020.

SG&A also includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring, and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $39 and $776 for the three-month periods ended March 31, 2021 and 2020, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation Expense

Depreciation expense was $77 and $69 for the three-month period ended March 31, 2021, and 2020, respectively. The increase is due to the fixed assets additions.

Amortization Expense

Amortization expense was $1,015 and $1,398 for the three-month period ended March 31, 2021 and 2020, respectively. The decrease is due to certain SNI intangible assets related to non-compete agreements that have become fully amortized since the three-month period ended March 31, 2020.

Income from Operations

The income from operations increased by $2,990 for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020. The increase is due to the factors described above including a decrease in amortization and interest expense, recognition of provision for doubtful accounts related to a key customer who filed for a bankruptcy protection during March 2020, and the Company’s mitigating efforts beginning in approximately mid-March 2020 to restore revenues and to reduce and manage costs to adapt to the COVID-19 pandemic and position the Company for recovery.

Interest Expense

Interest expense was $2,534 for the three-month period ended March 31, 2021, which decreased by $531 compared to the three-month period ended March 31, 2020. The decrease in interest expense for the three-month period ended March 31, 2021 is mainly attributable to the interest expense related to the former 9.5% Notes and 10% Notes that was included in the three-month period ended March 31, 2020. In addition, of the $2,534 of net interest expense, $2,040 represents interest on the Company’s Senior Credit Agreement, and $445 represents amortization of capitalized and other debt related costs. On April 20, 2021, the Company repaid its remaining principal and accrued interest balances under its former Senior Credit Agreement, after which time interest expense ceased to accrue.

Provision for Income Taxes

The Company recognized a tax expense of $117 for the three-month period ended March 31, 2021. Our effective tax rate for the three-month period ended March 31, 2021 and 2020, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Loss

The Company’s net loss was $1,735 and $5,428 for the three-month periods ended March 31, 2021 and 2020, respectively. The increase is due to the factors described above including decrease in amortization and interest expense, a recognition of provision for doubtful accounts related to a key customer who filed for a bankruptcy protection during March 2020, and the Company’s mitigating efforts beginning in approximately mid-March 2020 to restore revenues and to reduce and manage costs to adapt to the COVID-19 pandemic and position the Company for recovery.

On April 19, 2021, the Company was able to raise common equity capital and on April 20, 2021, repaid all its remaining outstanding principal and accrued interest balances under its former Senior Credit Agreement. The Company incurred $2,485 in interest expense in the accompanying consolidated statement of operations for the three-month period ended March 31, 2021, which obligations have now ceased effective April 21, 2021.

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

Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months
	Ended March 31,
(in thousands)	2021	2020	Change	Change
Professional contract services	$53,177	$53,216	$(39)	0%
Industrial contract services	9,134	10,126	(992)	-10%
Total professional and industrial contract services	62,311	63,342	(1,031)	-2%

Direct hire placement services	7,050	8,895	(1,845)	-21%
Consolidated net revenues	$69,361	$72,237	$(2,876)	-4%

Contract staffing services contributed $62,311 or approximately 90% of consolidated revenue and were lower by ($1,031) for the six-month period ended March 31, 2021, as compared with the comparable period ended March 31, 2020. Direct hire placement services contributed $7,050, or approximately 10%, of consolidated revenue for the six-month period ended March 31, 2021, and were down ($1,845), or approximately 21%, as compared with the comparable period ended March 31, 2020. Contract staffing services revenue was $63,342, or approximately 88%, of consolidated revenue and direct hire placement revenue was $8,895, or approximately 12%, of consolidated revenue for the six-month period ended March 31, 2020.

The overall decrease in contract staffing services revenues of $1,031, or 2%, for the six-month period ended March 31, 2021 compared to the six-month period ended March 31, 2020 was primarily attributable to negative effects of the COVID-19 pandemic primarily for our industrial services. The onset of COVID-19 resulted in a near immediate decline in demand for our staffing services due to client closures, postponements in projects and related needs for our services at some clients, and corresponding decreases in the volume of contract services billable hours. The Company experienced the majority, but not all, of these contract staffing services reductions in its finance, accounting, and office professional end markets and in its industrial business. Professional contract services have experienced consistent recovery since May 2020 through the first six months ended March 31, 2021, resulting in the near full return of professional contract services revenue (to within $39) with revenue reported for the comparable first six months ended March 31, 2020.  Management believes this trend is the result of U.S. economic recovery, as well as actions taken by the Company to adapt to COVID-19 and position the Company for recovery. The decline in industrial contract services is driven by a continuation of negative impacts related to the COVID-19 pandemic, including most recently, a workforce shortage being felt across the U.S. and widely believed to be attributable to recent and plentiful economic stimulus and unemployment benefits, as well as school closings and other shutdowns.

Direct hire placement revenue for the six-month period ended March 31, 2021 decreased by $1,845, or approximately 21%, over the six-month period ended March 31, 2020. Demand for the Company’s direct hire services also have sharply dropped due to the continuing presence and negative impacts related to the COVID-19 pandemic.  Direct hire services demand has historically been observed to be more sensitive to economic and labor market conditions than demand for contract staffing, which means it may be expected to recover more slowly than contract staffing services in the aftermath of the COVID-19 pandemic, as well.

Management believes that the underlying trends toward recovery since May 2020 are generally consistent with the recovery experienced in the overall U.S. economy so far and, therefore, may be expected to continue, accordingly. The Company continues to observe, analyze and make modifications and changes to its business model and practices on a routine basis in response to the on-going COVID-19 pandemic and related health and safety concerns. These include, but are not limited to, implementation of policies and procedures in observance of Federal, state and/or local guidelines regarding the coronavirus, including matters ranging working from home, use of personal protective equipment (principally, protective masks), social distancing, personal hygiene and sanitary practices, and other preventative and responsive measures, impacting both our core human resources, as well as our contract laborers serving clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the six-month period ended March 31, 2021 decreased by approximately 4% to $45,873 compared to $47,729 for the six-month period ended March 31, 2020. The $1,856 overall decrease in cost of contract services for the six-month period ended March 31, 2021 compared to the six-month period ended March 31, 2020 was primarily attributable to the corresponding decline in revenues, and an increase in additional premium refunds in the form of policyholder dividends from the Ohio Bureau of Workers’ Compensation related to the Company’s industrial business.

Gross Profit percentage by service:

	Six Months
	Ended March 31,
	2021	2020
Professional contract services	25.9%	26.5%
Industrial contract services	29.3%	15.0%
Professional and industrial services combined	26.4%	24.7%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	33.9%	33.9%

_______________

(2)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the six-month period ended March 31, 2021 and 2020 was approximately 33.9% each.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 25.9% for six-month period ended March 31, 2021 compared to approximately 26.5% for the six-month period ended March 31, 2020. This decrease is generally due to shifts in the amounts and mix of business between end markets and higher and lower billing rates and margins. Contributing to this 0.6% (600 basis points) decrease is a disproportionate increase in the mix of lower margin office and clerical temporary staffing services within the overall COVID-19 business recovery taking place.

The Company’s industrial contract services gross margin for the six-month period ended March 31, 2021 was approximately 29.3% versus approximately 15.0% for the six-month period ended March 31, 2020. The increase in industrial contract services gross margin is due to the amount of additional premium refunds in the form of policyholder dividends the Company’s industrial business was eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program. Results for the six months ended March 31, 2021 includes $1,318 of such premium refunds. The industrial contract services gross margins excluding the effects of these items were approximately 14.9% and 14.5% for the six months ended March 31, 2021 and 2020, respectively. The increase, adjusted to remove the effects of workers compensation premium refunds, is generally within a reasonable performance range for our Light Industrial segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•

Compensation and benefits in the operating divisions, which includes salaries, wages, and commissions earned by the Company’s employment consultants and branch managers on permanent and temporary placements.

•

Administrative compensation, which includes salaries, wages, payroll taxes, and employee benefits associated with general management and the operation of the finance, legal, human resources and information technology functions.

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses.

•	Recruitment advertising, which includes the cost of identifying job applicants.

•

Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services, and other corporate-level expenses such as business insurance and taxes.

The Company’s SG&A for the six-month period ended March 31, 2021 decreased by $5,426 as compared to the six-month period ended March 31, 2020. SG&A for the six-month period ended March 31, 2021, as a percentage of revenues, was approximately 27% compared to approximately 33% for the six-month period ended March 31, 2020. The decrease in SG&A expenses is primarily attributable to the Company’s mitigating efforts to reduce and manage costs to adopt to COVID-19 and position the Company for recovery. In addition, a provision for doubtful accounts related to a key customer who filed for a bankruptcy protection of approximately $1,700, was taken in the form of a charge to income during March 2020.

SG&A also includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $181 and $633 for the six-month periods ended March 31, 2021 and 2020, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation Expense

Depreciation expense was $150 and $148 for the six-month period ended March 31, 2021, and 2020, respectively. The increase is attributable to net fixed assets additions.

Amortization Expense

Amortization expense was $2,059 and $2,795 for the six-month period ended March 31, 2021 and 2020, respectively. The decrease is due to certain SNI intangible assets related to non-compete agreements that have become fully amortized since the six-month period ended March 31, 2020.

Income from Operations

The income from operations increased by $5,141 for the six-month period ended March 31, 2021 compared to the six-month period ended March 31, 2020. The increase is due to the factors described above including a decrease in amortization and interest expense, recognition of provision for doubtful accounts related to a key customer who filed for a bankruptcy protection during March 2020, and the Company’s mitigating efforts beginning in approximately mid-March 2020 to restore revenues and to reduce and manage costs to adapt to the COVID-19 pandemic and position the Company for recovery.

Interest Expense

Interest expense was $5,220 for the six-month period ended March 31, 2021, which decreased by $1,064 compared to the six-month period ended March 31, 2020. The decrease in interest expense for the six-month period ended March 31, 2021 is mainly attributable to the interest expense related to the former 9.5% Notes and 10% Notes that was included in the six-month period ended March 31, 2020. In addition, of the $5,220 of net interest expense, $4,225 represents interest on the Company’s Senior Credit Agreement, and $890 represents amortization of capitalized and other debt related costs. On April 20, 2021, the Company repaid its remaining principal and accrued interest balances under its former Senior Credit Agreement, after which time interest expense ceased to accrue.

Provision for Income Taxes

The Company recognized a tax benefit of $277 for the six-month period ended March 31, 2021. Our effective tax rate for the six-month period ended March 31, 2021 and 2020, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. In six-month period ended March 31, 2021, the statutory changes regarding the deductibility of PPP loan expenses resulted in the recognition of a $352 discrete item. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Loss

The Company’s net loss was $2,050 and $8,992 for the six-month periods ended March 31, 2021 and 2020, respectively. The increase in net income for the six-month periods ended March 31, 2021 is mainly attributable to the factors described above including $1,318 of annual premium refunds from the Ohio Bureau of Workers Compensation during the six months ended March 31, 2021, a decrease in interest expense and amortization expense. Also, the Company’s mitigating efforts beginning in approximately mid-March 2020 to restore revenues, to reduce and manage costs to adapt to the COVID-19 pandemic contributed to the Company’s recovery.

On April 19, 2021, the Company was able to raise common equity capital and on April 20, 2021, repaid all of its remaining outstanding principal and accrued interest balances under its former Senior Credit Agreement.   The Company incurred $5,115 in interest expense in the accompanying unaudited condensed consolidated statement of operations for the six-month period ended March 31, 2021, which obligations have now ceased effective April 21, 2021.

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

The following table sets forth certain consolidated statements of cash flows data:

	Six Months
	Ended March 31,
(in thousands)	2021	2020
Cash flows provided by (used in) operating activities	$196	$(2,067)
Cash flows used in investing activities	$(12)	$(83)
Cash flows provided by financing activities	$-	$473

As of March 31, 2021, the Company had $14,258 of cash, which was an increase of $184 from $14,074 as of September 30, 2020. As of March 31, 2021, the Company had working capital of $8,685 compared to $13,351 of working capital as of September 30, 2020.

Net cash provided by (used in) operating activities for the six-month periods ended March 31, 2021 and 2020 was $196 and ($2,067), respectively. The positive operating cash flow in the six-month period ended March 31, 2021 corresponds with positive income from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the six-month periods ended March 31, 2021 and 2020.

Cash flow provided by financing activities for the six-month period ended March 31, 2020 was primarily attributable to proceeds from advances taken on the revolving credit facility.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on March 31, 2021, are approximately $15,604. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on March 31, 2021, are approximately $1,822.

The Company experienced net losses for the first six months of its current fiscal year, and for its most recent fiscal years ended September 30, 2020 and 2019, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, management believes the Company had begun to see its operations and business stabilize.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have continued to be felt across all businesses, with the most severe impacts being felt in the commercial (industrial) and finance, accounting and office clerical (FAO) end markets within the professional segment.

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

On April 19, 2021, the Company concluded its public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,630. On April 27, 2021, the underwriters of the Company’s April 19, 2021 public offering exercised in full their 15% over–allotment option to purchase an additional 12,500 common shares (the “option shares”) of the Company at the public offering price of $0.60 per share. The Company closed the transaction on April 28, 2021 and received net proceeds from the sale of the option shares of approximately $6,937, after deducting the applicable underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its existing Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate ("LIBOR") or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind ("PIK") interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments.

On May 14, 2021, GEE Group, Inc. and its subsidiaries, Agile Resources, Inc., Access Data Consulting Corporation, BMCH, Inc., GEE Group Portfolio, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Personnel Services, Inc., and Triad Logistics, Inc. entered a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A. (the “CIT Facility”). The CIT Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The CIT Facility matures on the fifth anniversary of the closing date (May 14, 2026). Concurrent with the May 14, 2021 closing of the CIT Facility, the Company borrowed $5,326 and utilized these funds to pay all remaining unpaid Exit and Restructuring Fees due to its former senior lenders in the amount of $4,978, with the remainder going to direct fees and costs associated with the CIT Facility. The Company will take one time charge of $4,004 which represents unamortized debt issue costs associated with its former senior debt.

Under the CIT Facility, advances will be subject to a borrowing base formula that will be computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offering Rate (“LIBOR” or any successor thereto) for the applicable interest period, subject to a 1% floor, plus the applicable margin. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future or at least for the following twelve months assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery occurs.

Off-Balance Sheet Arrangements

As of March 31, 2021, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2021, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three-month period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In evaluating us and our common stock, in addition to the risk factor below, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (“2020 Form 10-K”) and filed with the SEC on December 29, 2020. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2020 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

1.1

Underwriting Agreement between the Company and ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters, dated April 14, 2021. Incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Commission on April 19, 2021.

10.1

Commitment Letter, dated March 22, 2021, by and among GEE Group, Inc., and CIT together with Exhibit A, Transaction Description, and Exhibit B, the Terms Sheet. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 26, 2021.

10.2	Fee Letter, dated March 22, 2021, by and among GEE Group, Inc., and CIT. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on March 26, 2021.
10.3

Loan and Security and Guarantee Agreement, dated as of May 14, 2021, among GEE Group Inc., certain Subsidiaries of GEE Group as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and CIT BANK, N.A., as agent.*

10.4	Pledge Agreement, dated as of May 14, 2021 by and among the Pledgors signatory to the agreement and CIT BANK, N.A., as agent for the Lenders.*
31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

GEE GROUP INC.
(Registrant)

Date: May 17, 2021	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

