Form 10-Q
period 2021-06-30
GEE Group Inc.
filed 2021-08-16
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2021 was 114,100,455.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2021

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “believe”, “will” and “expect.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, the negative effects of the Coronavirus Pandemic (“COVID-19”), including uncertainties regarding economic recovery and changed socioeconomic norms, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2020, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

	June 30, 2021	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$7,359	$14,074
Accounts receivable, less allowances ($310 and $2,072, respectively)	20,344	16,047
Prepaid expenses and other current assets	813	1,393
Total current assets	28,516	31,514
Property and equipment, net	777	906
Goodwill	63,443	63,443
Intangible assets, net	15,769	18,843
Right-of-use assets	3,609	4,623
Other long-term assets	1,144	684
TOTAL ASSETS	$113,258	$120,013

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,817	$2,051
Accrued compensation	5,337	5,506
Current Paycheck Protection Program Loans	10,966	2,243
Current operating lease liabilities	1,580	1,615
Other current liabilities	3,706	6,748
Total current liabilities	23,406	18,163
Deferred taxes	199	430
Paycheck Protection Program loans and accrued interest	6,953	17,779
Revolving credit facility	16	11,828
Term loan, net of discount	-	37,752
Noncurrent operating lease liabilities	2,867	3,927
Other long-term liabilities	2,176	2,756
Total long-term liabilities	12,211	74,472

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares, designated 160 shares of Series A, 5,950 shares of Series B, 3,000 shares of Series C, none issued	-	-
Total mezzanine equity	-	-

SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 114,100 shares at June 30, 2021 and 17,667 at September 30, 2020	-	-
Additional paid in capital	111,281	58,031
Accumulated deficit	(33,640)	(30,653)
Total shareholders' equity	77,641	27,378
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$113,258	$120,013

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET REVENUES:
Contract staffing services	$32,539	$23,493	$94,850	$86,835
Direct hire placement services	5,529	3,101	12,579	11,996
NET REVENUES	38,068	26,594	107,429	98,831

Cost of contract services	24,242	16,925	70,115	64,654
GROSS PROFIT	13,826	9,669	37,314	34,177

Selling, general and administrative expenses (including noncash stock-based compensation expense of $231 and $337, and $835 and $1,290 respectively)	11,113	10,208	29,779	34,299
Depreciation expense	78	33	228	181
Amortization of intangible assets	1,015	1,125	3,074	3,921
INCOME (LOSS) FROM OPERATIONS	1,620	(1,697)	4,233	(4,224)
Net (loss) gain on extinguishment of debt	(2,047)	12,316	(1,768)	12,316
Interest expense	(539)	(3,334)	(5,759)	(9,618)
(LOSS) INCOME BEFORE INCOME TAX PROVISION	(966)	7,285	(3,294)	(1,526)
Provision for income tax (benefit) expense	(29)	90	(307)	271
NET (LOSS) INCOME	(937)	7,195	(2,987)	(1,797)
Net gain on redeemed preferred stock	-	24,475	-	24,475
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(937)	$31,670	$(2,987)	$22,678

BASIC (LOSS) EARNINGS PER SHARE	$(0.01)	$2.01	$(0.07)	$1.58
DILUTED (LOSS) EARNINGS PER SHARE	$(0.01)	$1.88	$(0.07)	$1.48
WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC	92,354	15,792	42,563	14,368
DILUTED	92,354	16,805	42,563	15,373

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378
Share-based compensation	-	311	-	311
Net loss	-	-	(315)	(315)

Balance, December 31, 2020	17,667	$58,342	$(30,968)	$27,374
Share-based compensation	-	293	-	293
Net loss	-	-	(1,735)	(1,735)

Balance, March 31, 2021	17,667	$58,635	$(32,703)	$25,932
Issuance of stock for restricted stock	600	-	-	-
Share-based compensation	-	231	-	231
Sale of common stock in public offering	95,833	52,415	-	52,415
Net loss	-	-	(937)	(937)

Balance, June 30, 2021	114,100	$111,281	$(33,640)	$77,641

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209
Share-based compensation	-	597	-	597
Issuance of stock for interest	552	402	-	402
Net loss	-	-	(3,563)	(3,563)

Balance, December 31, 2019	13,090	$50,989	$(44,344)	$6,645
Share-based compensation	-	356	-	356
Issuance of stock for restricted stock	500	-	-	-
Issuance of stock for interest	967	401	-	401
Net loss	-	-	(5,428)	(5,428)

Balance, March 31, 2020	14,557	$51,746	$(49,772)	$1,974
Share-based compensation	23	337	-	337
Issuance of stock for interest	1,276	401	-	401
Issuance of stock for debt conversion	1,718	5,185	-	5,185
Issuance of stock for preferred stock conversion	93	93	-	93
Net income	-	-	7,195	7,195
Gain on redemption of preferred stock	-	-	24,475	24,475

Balance, June 30, 2020	17,667	$57,762	$(18,102)	$39,660

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Nine Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,987)	$(1,797)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss (gain) on extinguishment of debt	1,768	(12,316)
Depreciation and amortization	3,302	4,102
Non-cash lease expense	1,013	1,302
Stock Compensation expense	835	1,290
Increase/(decrease) in allowance for doubtful accounts	(522)	1,633
Deferred income taxes	(231)	100
Amortization of debt discount	903	1,334
Interest expense paid with common and preferred stock	-	1,288
Paid in kind interest on term loan	1,210	701
Change in acquisition deposit for working capital guarantee	-	(780)
Changes in operating assets and liabilities:
Accounts receivable	(3,775)	5,503
Accounts payable	(234)	(1,557)
Accrued compensation	(168)	1,139
Accrued Interest	487	-
Change in other assets, net of change in other liabilities	(3,877)	(1,697)
Cash (used in) provided by operating activities	(2,276)	245

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(68)	(105)
Net cash used in investing activities	(68)	(105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on term loan	(44,194)	(500)
Debt issue costs	(764)	-
Proceeds from the sale of common stock in public offering	52,415	-
Net payments on subordinated debt	-	(1,724)
Payment on preferred stock redemption	-	(2,931)
Net proceeds from CARES Act Paycheck Protection Program Loans	-	19,927
Net payments on revolving credit	(11,828)	(2,390)
Net cash provided by (used in) financing activities	(4,371)	12,382

Net change in cash	(6,715)	12,522

Cash at beginning of period	14,074	4,055

Cash at end of period	$7,359	$16,577

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$3,619	$7,375
Cash paid for taxes	$245	$29
Non-cash investing and financing activities
Right-of-use assets	$-	$5,981
Operating lease liability	$-	$6,422
Acquisition of equipment with finance lease	$76	$37
Conversion of 8% subordinated notes to common stock by related parties	$-	$1,000
Conversion of 10% subordinated notes to common stock	$-	$4,185
Conversion of series C preferred stock to common by related parties	$-	$93
Redemption of series B preferred stock	$-	$24,441
Redemption of series C preferred stock	$-	$34
Accrued fees on term loan	$-	$4,978

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

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020 as filed on December 29, 2020.

Liquidity

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under its current and former asset-based senior secured revolving credit facilities. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, payment of operating costs and expenses, payment of taxes, payment of interest and principal under its debt agreements, and capital expenditures.

The Company experienced net losses for the first nine months of its current fiscal year, and for its most recent fiscal years ended September 30, 2020, and 2019, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations and eliminating underperforming personnel, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from COVID-19. These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects continue to be felt, with the most severe impacts being felt in the industrial segment and the finance, accounting and office clerical (“FAO”) end markets within the professional segment.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

On April 19, 2021, the Company concluded its public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,478. On April 27, 2021, the underwriters of the Company’s April 19, 2021 public offering exercised, in full, their 15% over–allotment option to purchase an additional 12,500 common shares (the “option shares”) of the Company at the public offering price of $0.60 per share. The Company closed the transaction on April 28, 2021 and received net proceeds from the sale of the option shares of approximately $6,937, after deducting the applicable underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022in aggregate outstanding indebtedness under its former Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017, and had a maturity date ofJune 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments.

As of June 30, 2021, the Company had cash of $7,359, which was a decrease of $6,715 from $14,074 at September 30, 2020. Working capital at June 30, 2021, was approximately $5,110, as compared to working capital of approximately $13,351 for September 30, 2020.

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

The Company and its operating subsidiaries have submitted applications for forgiveness of their respective outstanding PPP loans. During three-month period ended June 30, 2021, the Company’s subsidiaries, Triad Personnel Services, Inc., Triad Logistics, Inc., and Access Data Consulting Corporation were each notified by the SBA that their total outstanding PPP Loans and accrued interest were forgiven in the amounts of $408, $79, and $1,470, respectively. The SBA previously notified Scribe Solutions, Inc. during the three-month period ended March 31, 2021, that its PPP loan and accrued interest in the amount of $279 was fully forgiven.

Management believes that the Company and its subsidiaries whose loans have not yet been forgiven also qualify and are eligible for forgiveness based on existing available guidance; however, there can be no assurance that these remaining outstanding PPP loans and accrued interest will ultimately achieve forgiveness in whole or in part. Accordingly, the Company and its operating subsidiaries with outstanding PPP loans and accrued interest that have not been forgiven continue to account for them as outstanding debt in the accompanying unaudited condensed consolidated financial statements. (See Note 16. Subsequent Event).

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company, under the CARES Act, also was eligible to defer paying $3,692 of applicable payroll taxes as of June 30, 2021, which is included in long and short-term liabilities in the accompanying unaudited condensed consolidated financial statements. The deferred deposits of the employer’s share of Social Security tax must be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, fifty (50) percent of the eligible deferred amount, and the remaining amount by December 31, 2022.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $271 and $1,044, and $338 and $1,130 for the three and nine-month periods ended June 30, 2021, and 2020, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2021 and September 30, 2020, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for placement falloffs is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed during the Company’s guarantee period. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. These allowances taken together reflect management’s estimate of the potential losses inherent in the accounts receivable balances based on historical loss statistics and known factors impacting our clients. Management believes that the nature of the contract services business, wherein client companies are generally dependent on our contract employees in the same manner as permanent employees for their production cycles and the conduct of their respective businesses contributes to a relatively small accounts receivable allowance.

As of June 30, 2021, and September 30, 2020, the allowance for doubtful accounts was $310 and $2,072, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $131 and $287 as of June 30, 2021 and September 30, 2020, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the nine-month periods ended June 30, 2021 and 2020.

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

The Company allocates its goodwill among two reporting units, its Professional segment and its Industrial segment for purposes of evaluation for impairments. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and 2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. In applying our methods, we also use averages or medians to select assumptions derived from comparable companies or market data, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

The Company considered and reviewed the recoverability of its goodwill during the nine-month period ended June 30, 2021 and 2020 and determined that no impairment charge was necessary. In reaching its conclusion, management determined that no triggering events or other circumstances have occurred or changed since the Company’s most recent annual evaluation as of September 30, 2020, that indicate the carrying values of the Company’s reporting segments are higher than their respective fair values. Management also considered the Company’s market capitalization as recently reported on the NYSE American exchange and determined that when adjusted for the assumption of a reasonable control premium over exchange pricing, exceeded its consolidated net book value (consolidated stockholders’ equity) as of June 30, 2021, and 2020.

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

Common stock equivalents representing approximately 3,110 and 2,882, and 1,761 and 9,675 shares are excluded from the Company’s loss per share calculations for the three and nine-month periods ended June 30, 2021, and 2020, respectively, because their effects are anti-dilutive. For the three and nine-month periods ended June 30, 2020, the weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 1,013 and 1,005, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three and nine-month periods ended June 30, 2021, and 2020, advertising expense totaled $442 and $1,324, and $837 and $1,874respectively.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the nine-month periods ended June 30, 2021, and 2020.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2021 and September 30, 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2021	September 30, 2020

Computer software	$461	$1,535
Office equipment, furniture, fixtures and leasehold improvements	3,000	3,595
Total property and equipment, at cost	3,461	5,130
Accumulated depreciation and amortization	(2,684)	(4,224)
Property and equipment, net	$777	$906

Depreciation expense for three and nine-month periods ended June 30, 2021, and 2020 was $78 and $228, and $33 and $181 respectively.

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

Operating lease expenses were $551 and $1,674, and $575 and $1,844 for the three and nine-month periods ended June 30, 2021, and 2020, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Supplemental cash flow information related to leases consisted of the following:

	2021	2020
Cash paid for operating lease liabilities	$1,425	1,431
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	471

Supplemental balance sheet information related to leases consisted of the following:

June 30, 2021
Weighted average remaining lease term for operating leases	2.3
Weighted average discount rate for operating leases	6.0%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2021, including certain closed offices are as follows:

Remainder of Fiscal 2021	$453
Fiscal 2022	1,735
Fiscal 2023	1,208
Fiscal 2024	918
Fiscal 2025	443
Thereafter	108
Less: Imputed interest	(418)
Present value of operating lease liabilities (a)	$4,447

(a) Includes current portion of $1,580 for operating leases.

6. Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of June 30, 2021, and September 30, 2020, and estimated future amortization expense.

	June 30, 2021			September 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$15,185	$13,885	$29,070	$13,188	$15,882
Trade names	8,329	6,445	1,884	8,329	5,379	2,950
Non-Compete agreements	4,331	4,331	-	4,331	4,320	11
Total	$41,730	$25,961	$15,769	$41,730	$22,887	$18,843

Estimated Amortization Expense
Remaining Fiscal 2021	$1,014
Fiscal 2022	3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Thereafter	2,787
$15,769

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

The amortization expense for intangible assets was $1,015 and $3,074, and $1,125 and $3,921 for three and nine-month periods ended June 30, 2021 and 2020, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

7. Revolving Credit Facility and Term Loan

Revolving Credit, Term Loan and Security Agreement

The Company and its subsidiaries, as borrowers, were parties to a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) with certain investment funds managed by MGG Investment Group LP (“MGG”). The Revolving Credit Facility and Term Loan under the Credit Agreement, as amended, had maturity date on June 30, 2023. The principal and remaining unpaid accrued interest balances were fully repaid on April 20, 2021.

Term Loan

The Company had outstanding balances under its Term Loan, as follows:

	June 30, 2021	September 30, 2020

Term loan	$-	$42,646
Unamortized debt discount	-	(4,894)
Term loan, net of discount	-	37,752
Short term portion of term loan, net of discounts	-	-
Long term portion of term loan, net of discounts	$-	$37,752

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its existing Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459, in the aggregate, was paid in connection with the principal repayments. The Company took one time charge of $4,004 which represents unamortized debt issue costs associated with its former senior debt.

Loan, Security and Guarantee Agreement

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

As of June 30, 2021, the Company had $16 in outstanding borrowings and $13,102 available for borrowing under the terms of the CIT Facility.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

8. CARES Act Payroll Protection Program Loans

Between April 29 and May 7, 2020, the Company obtained for each of its operating subsidiaries a loan from BBVA USA (“BBVA”) pursuant to the Payroll Protection Plan (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP loans were necessary to support ongoing operations due to current economic hardship, uncertainty, and the significant negative effects on the business operations and activity levels of the applicants attributable to COVID-19 including the impact of lock-downs, quarantines and shut-downs. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. Each of the Company’s subsidiary executed a separate promissory note evidencing unsecured loans under the PPP. The following promissory notes were executed by the Company and its subsidiaries: GEE Group, Inc., for $1,992 (the “GEE Group Note”), Scribe Solutions, Inc. for $277 (the “Scribe Note”), Agile Resources, Inc. is for $1,206 (the “Agile Note”), Access Data Consulting Corporation for $1,456 (the “Access Note”), Paladin Consulting, Inc. for $1,925 (the “Paladin Note”), SNI Companies, Inc. for $10,000 (the “SNI Note”), Triad Personnel Services, Inc. for $404 (the “Triad Personnel Note”), Triad Logistics, Inc. for $78 (the “Triad Logistics Note”), and BMCH, Inc. for $2,589 (the “BMCH Note”). The GEE Group Note, the Scribe Note, the Agile Note, the Access Note, the Paladin Note, the SNI Note, the Triad Personnel Note, the Triad Logistics Note, and the BMCH Note are referred to together as the “PPP Notes” and each individually as a “PPP Note”. The loans evidenced by the PPP Notes (the “PPP Loans”) are being made through BBVA as the lender.

The Company and its operating subsidiaries submitted applications for forgiveness of their respective outstanding PPP loans as their lender, BBVA USA, that provided access through its electronic portal allowing the Company to submit its applications and related documentation. During nine-month period ended June 30, 2021, the Company’s subsidiaries, Scribe Solutions, Inc., Triad Personnel Services, Inc., Triad Logistics, Inc., and Access Data Consulting Corporation were notified by the SBA that its total outstanding PPP Loans and accrued interest were forgiven in the amount of $279, $408, $79, and $1,470, respectively.

The Company and its operating subsidiaries have submitted applications for forgiveness of their respective outstanding PPP loans. During three-month period ended June 30, 2021, the Company’s subsidiaries, Triad Personnel Services, Inc., Triad Logistics, Inc., and Access Data Consulting Corporation were each notified by the SBA that their total outstanding PPP Loans and accrued interest were forgiven in the amounts of $408, $79, and $1,470, respectively. The SBA previously notified Scribe Solutions, Inc. during the three-month period ended March 31, 2021, that its PPP loan and accrued interest in the amount of $279 was fully forgiven.

Management believes that the Company and its subsidiaries whose loans have not yet been forgiven also qualify and are eligible for forgiveness based on existing available guidance; however, there can be no assurance that these remaining outstanding PPP loans and accrued interest will ultimately achieve forgiveness in whole or in part. Accordingly, the Company and its operating subsidiaries with outstanding PPP loans and accrued interest that have not been forgiven continue to account for them as outstanding debt in the accompanying unaudited condensed consolidated financial statements. (See Note 16. Subsequent Event).

The PPP Loans have two-year terms and bear interest at a rate of 1.00% per annum. Scheduled principal and accrued interest payments are due and payable in monthly instalments, resulting in aggregate principal payments per annum for the current and future fiscal years as follows: remaining fiscal 2021- $1,994, and fiscal 2022 – $15,925. Monthly principal and interest payments under the PPP Loans are to be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender, or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Therefore, the scheduled principal and accrued interest payments presented here may be expected to change. The PPP Loans may be prepaid at any time prior to maturity with no prepayment penalties.

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

10. Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Convertible and Non-Convertible Subordinated Debt agreements, as follows:

10% Convertible Subordinated Note

On June 30, 2020, the Company and Jax Legacy, the sole holder of the Company’s 10% Note entered into a Note Conversion Agreement (the “Note Conversion Agreement”) whereby Jax Legacy agreed to immediately convert the $4,185 aggregate principal amount of the 10% Note to 718 shares of Common Stock at the $5.83 per share conversion rate stated in the 10% Notes. The conversion of the 10% Note was executed on June 30, 2020, and the Company issued 718 shares of Common Stock to Jax Legacy on that date.

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

9.5% Convertible Subordinated Notes Payable to SNI Sellers

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

8% Convertible Subordinated Notes to Related Parties

Pursuant to the Repurchase Agreement, Mr. Ron Smith (SNI Sellers’ representative and a former member of the Company’s board of directors) agreed to accept an aggregate amount of $520 in cash (the “Smith Note Payment Amount”) in consideration for the purchase by the Company of the $1,000 aggregate principal amount of 8% Notes (the “Smith Note Amount”) held by him. The Smith Note Payment Amount was calculated based on the following formula: The Smith Note Amount, divided by $1.00 (the price at which the Smith Notes are convertible to Common Stock), times $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Smith Note Payment Amount was paid to Mr. Smith on June 30, 2020.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

11. Equity

On April 19, 2021, the Company concluded its public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,478. GEE has granted the underwriters a 45-day option to purchase up to an additional 12,500 shares of the Company's common stock to cover over-allotments, if any, at the public offering price, less the underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On April 27, 2021, the underwriters of the Company’s April 19, 2021, public offering exercised in full their 15% over–allotment option to purchase an additional 12,500 common shares (the “option shares”) of the Company at the public offering price of $0.60 per share. The Company closed the transaction on April 28, 2021 and received net proceeds from the sale of the option shares of approximately $6,937, after deducting the applicable underwriting discount.

On June 30, 2020, the Company issued 1,718 shares of common stock, in aggregate, for debt conversions of $1,000 aggregate principal amount of the 8% Notes, related shares of Series C Preferred Stock, and of $4,185 aggregate principal amount of the 10% Note. The Company also issued 93 shares of common stock for Series C Preferred Stock discussed above (Note 10).

Restricted Stock

The Company did not grant restricted stock during the nine-month periods ended June 30, 2021. The Company granted 150 restricted shares of common stock during nine-month period ended June 30, 2020. Stock-based compensation expense attributable to restricted stock was $138 and $475, and $130 and $1,015 during the three and nine-month periods ended June 30, 2021, and 2020, respectively. As of June 30, 2021, there was approximately $340 of unrecognized compensation expense related to restricted stock outstanding with vesting period 3 years. On June 15, 2021, 600 shares of restricted common stock held by the Company’s Chief Executive Officer became fully vested.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2020	1,450	1.32
Granted	-	-
Issued	-	-
Non-vested restricted stock outstanding as of December 31, 2020	1,450	1.32
Granted	-	-
Issued	-	-
Non-vested restricted stock outstanding as of March 31, 2021	1,450	1.32
Granted	-	-
Vested	(600)	2.21
Non-vested restricted stock outstanding as of June 30, 2021	850	0.70

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Warrants

No warrants were granted or exercised during the nine-month periods ended June 30, 2021, and 2020.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2020	77	2.00	4.50	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of December 31, 2020	77	2.00	4.25	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of March 31, 2021	77	2.00	4.01	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of June 30, 2021	77	2.00	3.76	-

Warrants exercisable as of September 30, 2020	77	2.00	4.50	-
Warrants exercisable as of June 30, 2021	77	2.00	3.76	-

Stock Options

As of June 30, 2021, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. During fiscal 2020, 2013 Incentive Stock Plan was amended to increase available balance by 1,000 stock options. Compensation Committee of the Board of Directors authorized to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of June 30, 2021 and September 30, 2020 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $93 and $360, $207 and $274 for the three and nine-month periods ended June 30, 2021, and 2020, respectively. As of June 30, 2021, there was approximately $543 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.61 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2020	1,254	2.85	7.34	-
Granted	30	1.10	4.00	-
Forfeited	(20)	1.26	-	-
Options outstanding as of December 31, 2020	1,264	2.83	7.14	-
Granted	-			-
Forfeited	(46)	3.75	-	-
Options outstanding as of March 31, 2021	1,218	2.80	6.91	-
Granted	495	0.54	9.84	-
Forfeited	(32)	1.96	-	-
Options outstanding as of June 30, 2021	1,681	2.15	7.58	-

Exercisable as of September 30, 2020	749	3.43	6.78	-
Exercisable as of June 30, 2021	882	3.15	6.32	-

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

Series B Convertible Preferred Stock

On April 3, 2017, the Company issued an aggregate of approximately 5,900 shares of no-par value, Series B Convertible Preferred Stock to certain of the SNIH Stockholders as part of the SNIH acquisition. The no par value, Series B Convertible Preferred Stock had a liquidation preference equal to $4.86 per share and ranked senior to all “Junior Securities” (including the Company's Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

On June 30, 2020, and pursuant to the Repurchase Agreement, the holders of the Series B Preferred Stock agreed to accept an aggregate amount of $2,894 in cash (the “Series B Preferred Stock Purchase Price”) in consideration for the purchase by the Company of all 5,566then outstanding shares of Series B Preferred Stock (the “Series B Preferred Stock Amount”) held by them. The Series B Preferred Stock Purchase Price was paid to the SNI Group Members on June 30, 2020. A net gain attributable to common stockholders of $24,475 was recognized on the redemption of Series B Preferred Stock and Smith Series C Preferred Stock, discussed below, for the three-month period ended June 30, 2020.

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

The Company issued approximately 21 shares and 104 shares of Series C Preferred Stock to Investors related to interest of $21 and $104 on the 8% Notes during three and nine-month periods ending June 30, 2020, respectively.

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

13. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and nine-month periods ended June 30, 2021, and 2020:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2021	2020	2021	2020
Provision for Income Taxes	(29)	90	(307)	271
Effective Tax Rate	-3%	1%	9%	-18%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and nine-month period ended June 30, 2021, and 2020, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. In the three-month period ended December 31, 2020, the statutory changes regarding the deductibility of PPP loan expenses resulted in the recognition of a $352 discrete item. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Industrial Staffing Services
Industrial services revenue	$3,792	$2,898	$12,927	$13,025
Industrial services gross margin (1)	15%	37%	25%	20
Operating income (loss)	$(389)	$580	$1,525	$(755)
Depreciation & amortization	$17	$67	$62	$206

Professional Staffing Services
Permanent placement revenue	$5,529	$3,101	$12,579	$11,996
Placement services gross margin	100%	100%	100%	100
Professional services revenue	$28,747	$20,595	$81,923	$73,810
Professional services gross margin	27%	27%	26%	27
Operating income	$3,589	$715	$7,613	$4,402
Depreciation and amortization	$1,076	$1,091	$3,240	$3,896

Unallocated Expenses
Corporate administrative expenses	$1,213	$2,539	$3,660	$6,283
Corporate facility expenses	101	116	274	298
Stock Compensation expense	231	337	835	1,290
Board related expenses	35	-	136	-
Total unallocated expenses	$1,580	$2,992	$4,905	$7,871

Consolidated
Total revenue	$38,068	$26,594	$107,429	$98,831
Operating income (loss)	1,620	(1,697)	4,233	(4,224)
Depreciation and amortization	$1,093	$1,158	$3,302	$4,102

1)

Includes $(19) and $(697) of premium refund adjustments (credit to expense) from the Ohio Bureau of Workers Compensation for the three months ended June 30, 2021 and 2020, respectively; and $(1,337) and $(747) for the nine months ended June 30, 2021 and 2020, respectively. The Industrial Services gross margins normalized by excluding direct effects of these items were approximately 15% and 13% for the three months ended June 30, 2021 and 2020, respectively; and approximately 15% and 14% for the nine months ended June 30, 2021 and 2020, respectively.

16. Subsequent Events

On July 9, 2021, the Company’s subsidiary Agile Resources, Inc. was notified by the SBA that its total outstanding PPP Loans and accrued interest in the amount of $1,220 was forgiven.

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

The Company markets its services using the trade names General Employment, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Inc., (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of June 30, 2021, we operated twenty-seven branch offices in downtown or suburban areas of major U.S cities in eleven states and additional local staff members working remotely serving four additional U.S. locations. We have offices or serve markets remotely in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia, two offices each in Illinois and Massachusetts, three offices in Colorado, three offices and two additional local market presences in Texas, five offices and two additional local market presences in Florida, and seven offices in Ohio.

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

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the COVID-19 pandemic. These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations. These effects have been and continue to be felt across all businesses, with the most severe impacts being felt in the industrial and finance, accounting, and office clerical (“FA&O) end markets within the professional segment. In response to the crisis, in April 2020 we took a series of proactive actions including a 10% pay cut for full-time salaried employees, temporary furloughing and redeployment of some employees, reduction of discretionary expenses and projects, and obtaining funds under CARES Act Payroll Protection Program (“PPP”). These actions allowed us to generate cost savings and time with which to mitigate the impacts of the COVID-19 pandemic on our businesses and brands. Our businesses have continued recover to a significant extent during nine-month period ended June 30, 2021, as compared with prior sequential quarters since the quarter ended June 30, 2020. While we remain optimistic about our prospects for continuing recovery to pre-COVID-19 levels of results and performance, the rate of such recovery is still somewhat uncertain and could be delayed, for example, by potential resurgences and negative impacts of COVID-19 or variants on the U.S. economy and the specific markets and clients we serve in the future.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended June 30,
(in thousands)	2021	2020	Change	Change
Professional contract services	$28,747	$20,595	$8,152	40%
Industrial contract services	3,792	2,898	894	31%
Total professional and industrial contract services	32,539	23,493	9,046	39%

Direct hire placement services	5,529	3,101	2,428	78%
Consolidated net revenues	$38,068	$26,594	$11,474	43%

Contract staffing services contributed $32,539, or approximately 85%, of consolidated revenue and increased by $9,046, or approximately 39%, for the three-month period ended June 30, 2021, as compared with the comparable period ended June 30, 2020. Direct hire placement services contributed $5,529, or approximately 15%, of consolidated revenue for the three-month period ended June 30, 2021 and were up $2,428, or approximately 78%, as compared with the comparable three-month period ended June 30, 2020. Contract staffing services revenue was $23,493, or approximately 88%, of consolidated revenue and direct hire placement revenue was $3,101, or approximately 12%, of consolidated revenue for the three-month period ended June 30, 2020.

The overall increase in contract staffing services revenues of $9,046, or 39%, for the three-month period ended June 30, 2021 compared to the three-month period ended June 30, 2020 was primarily attributable to recovery and improvement in professional contract services markets from the negative effects of the COVID-19 pandemic beginning approximately in the month of June 2020. The onset of COVID-19 resulted in a near immediate decline in demand for our staffing services due to client closures, postponements in projects and related needs for our services at some clients, significant travel restrictions, and corresponding decreases in the volume of contract services billable hours. Professional contract services have experienced consistent recovery through this quarter resulting in the revenue increase of $8,152 for the three-month period ended June 30, 2021, as compared with the three-month period ended June 30, 2020. Management believes this trend is the result of U.S. economic recovery, as well as actions taken by the Company to adapt to COVID-19, hire top talent, and position the Company for recovery and growth. Industrial contract services revenue experienced improvement this quarter due to continuing recovery and improvement from negative impacts related to COVID-19, including most recently, a workforce shortage being felt across the U.S. and widely believed to be attributable to recent and plentiful economic stimulus and unemployment benefits, as well as school and other shutdowns.

Direct hire placement revenue for the three-month period ended June 30, 2021 increased by $2,428, or approximately 78%, over the three-month period ended June 30, 2020, driven by an increase in number of placements. Demand for the Company’s direct hire services increased due to the continuing recovery and significant improvement from the negative effects of the COVID-19 pandemic beginning in approximately June 2020.

Management believes that the underlying trends toward significant recovery since May 2020 are generally consistent with the recovery experienced in the overall U.S. economy so far and, therefore, may be expected to continue, accordingly. The Company continues to observe, analyze and make modifications and changes to its business model and practices on a routine basis in response to the on-going COVID-19 pandemic and related health and safety concerns. These include, but are not limited to, implementation of policies and procedures in observance of Federal, state and/or local guidelines regarding the coronavirus, including matters such as working from home, use of personal protective equipment (principally, protective masks), social distancing, personal hygiene and sanitary practices, and other preventative and responsive measures, impacting both our core human resources, as well as our contract laborers serving clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three-month period ended June 30, 2021 increased by approximately 43% to $24,242 compared to $16,925 for the three-month period ended June 30, 2020. The $7,317 overall increase in cost of contract services for the three-month period ended June 30, 2021 compared to the three-month period ended June 30, 2020 was attributable to the corresponding increase in contract service revenues.

Gross Profit percentage by service:

	Three Months
	Ended June 30,
	2021	2020
Professional contract services	27%	27%
Industrial contract services	15%	37%
Professional and industrial services combined	26%	28%

Direct hire placement services	100%	100%
Combined gross profit margin % (1)	36%	36%

____________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month period ended June 30, 2021 and 2020, was approximately 36% each. In the professional contract services, the gross margin (excluding direct hire placement services) was approximately 27% for three-month period ended June 30, 2021 and 2020 each.

The Company’s industrial contract services gross margin for the three-month period ended June 30, 2021 was approximately 15% versus approximately 37% for the three-month period ended June 30, 2020. The decrease in industrial contract services gross margin is due to a decrease in the amount of premium refunds the Company’s industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program. The industrial contract services gross margins normalized for the effects of these items were approximately 15% and 13% for the three months ended June 30, 2021 and 2020, respectively. The increase after adjustment to remove the effect of the workers compensation premium refunds is primarily attributable to increased bill rates and a decrease in premium charges related to workers compensation for the three-month period ended June 30, 2021.

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

The Company’s SG&A for the three-month period ended June 30, 2021, increased by $905 as compared to the three-month period ended June 30, 2020. SG&A for the three-month period ended June 30, 2021, as a percentage of revenues, was approximately 29% compared to approximately 38% for the three-month period ended June 30, 2020. The decrease in SG&A expenses as a percentage of revenue is primarily attributable to the significant recovery and improvement in revenues discussed earlier and Company’s efforts to manage costs effectively.

SG&A also includes certain non-cash costs, expenses incurred related to acquisition, integration and restructuring, non-recurring items, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations, and/or other items that have been eliminated on a going forward basis and/or are of an isolated, non-recurring nature. These costs were estimated to be $159 and $1,557 for the three-month periods ended June 30, 2021 and 2020, respectively, and include mainly expenses associated with former closed and consolidated locations, and former personnel costs associated with eliminated positions.

Depreciation Expense

Depreciation expense was $78 and $33 for the three-month period ended June 30, 2021, and 2020, respectively. The increase is due to the fixed assets additions.

Amortization Expense

Amortization expense was $1,015 and $1,125 for the three-month period ended June 30, 2021 and 2020, respectively. The decrease is due to certain SNI intangible assets related to non-compete agreements that have become fully amortized as of March 31, 2020.

Income from Operations

The income from operations increased by $3,317 for the three-month period ended June 30, 2021 compared to the three-month period ended June 30, 2020. The increase is due to the factors described above including a significant improvement and recovery in revenues and the Company’s mitigating efforts beginning in approximately mid-March 2020 to restore and grow revenues, and to manage costs effectively to adapt to the COVID-19 pandemic and position the Company for recovery.

Interest Expense

Interest expense was $539 for the three-month period ended June 30, 2021, which decreased by $2,795 compared to the three-month period ended June 30, 2020. The decrease in interest expense for the three-month period ended June 30, 2021 is mainly attributable to the interest expense related to the former Senior Credit Agreement, 9.5% Notes, and 10% Notes that were included in the three-month period ended June 30, 2020. The Company’s former Senior Credit Agreement contributed $459 and $2,093 the three-month period ended June 30, 2021 and June 30, 2020, respectively. On April 20, 2021, the Company retired and fully repaid its remaining principal and accrued interest balances under its former Senior Credit Agreement.

Provision for Income Taxes

The Company recognized a tax benefit of $29 for the three-month period ended June 30, 2021. Our effective tax rate for the three-month periods ended June 30, 2021 and 2020, were lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net (Loss) Income

The Company’s net (loss) income was $(937) and $7,195 for the three-month periods ended June 30, 2021 and 2020, respectively. The decrease in net income is primarily attributable to gains recognized of $12,316 on extinguishment of subordinated debt during the three-month period ended June 30, 2020. In addition to the changes discussed above gains of $1,957 on the extinguishment of PPP loans were offset by a loss in the form of a charge off of unamortized debt costs on a debt extinguishment related to the term loan pay-off in amount of $4,004 during the three-month period ended June 30, 2021.

On April 19, 2021, the Company raised net proceeds of $45,487 of common equity capital and on April 20, 2021, repaid all its remaining outstanding principal and accrued interest balances of $56,022 under its former Senior Credit Agreement. The Company incurred $459 in interest expense in the accompanying unaudited condensed consolidated statement of operations for the three-month period ended June 30, 2021, which obligations have now ceased effective April 21, 2021..

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

Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months
	Ended June 30,
(in thousands)	2021	2020	Change	Change
Professional contract services	$81,923	$73,810	$8,113	11%
Industrial contract services	12,927	13,025	(98)	-1%
Total professional and industrial contract services	94,850	86,835	8,015	9%

Direct hire placement services	12,579	11,996	583	5%
Consolidated net revenues	$107,429	$98,831	$8,598	9%

Contract staffing services contributed $94,850 or approximately 88% of consolidated revenue and were higher by $8,015 for the nine-month period ended June 30, 2021, as compared with the comparable period ended June 30, 2020. Direct hire placement services contributed $12,579, or approximately 12%, of consolidated revenue for the nine-month period ended June 30, 2021 and were up $583, or approximately 5%, as compared with the comparable period ended June 30, 2020. Contract staffing services revenue was $86,835, or approximately 88%, of consolidated revenue and direct hire placement revenue was $11,996, or approximately 12%, of consolidated revenue for the nine-month period ended June 30, 2020.

The overall increase in contract staffing services revenues of $8,015, or 9%, for the nine-month period ended June 30, 2021 compared to the nine-month period ended June 30, 2020 was primarily attributable to significant recovery and improvement in professional contract services markets from the negative effects of the COVID-19 pandemic beginning in approximately June 2020. The onset of COVID-19 resulted in a near immediate decline in demand for our staffing services due to client closures, postponements in projects and related needs for our services at some clients, significant travel restrictions, and corresponding decreases in the volume of contract services billable hours. Professional contract services significantly outperformed their historical trends and experienced consistent recovery since May 2020 through this quarter resulting in the revenue increase of $8,113 for the nine-month period ended June 30, 2021, as compared with the nine-month period ended June 30, 2020. Management believes this trend is the result of U.S. economic recovery, as well as actions taken by the Company to adapt to COVID-19, hire top talent, and position the Company for recovery and growth. Industrial contract services revenue experienced improvement due to continuing recovery and improvement from negative impacts related to COVID-19, including most recently, a workforce shortage being felt across the U.S. and widely believed to be attributable to recent and plentiful economic stimulus and unemployment benefits, as well as school and other shutdowns.

Direct hire placement revenue for the nine-month period ended June 30, 2021 increased by $583, or approximately 5%, over the nine-month period ended June 30, 2020. Demand for the Company’s direct hire services increased due to the continuing recovery and significant improvement from the negative effects of the COVID-19 pandemic beginning in approximately June 2020.

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

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the nine-month period ended June 30, 2021 increased by approximately 8% to $70,115 compared to $64,654 for the nine-month period ended June 30, 2020. The $5,461 overall increase in cost of contract services for the nine-month period ended June 30, 2021 compared to the nine-month period ended June 30, 2020 was primarily attributable to the corresponding increase in revenues, and an increase in additional premium refunds in the form of policyholder dividends from the Ohio Bureau of Workers’ Compensation related to the Company’s industrial business.

Gross Profit percentage by service:

	Nine Months
	Ended June 30,
	2021	2020
Professional contract services	26%	27%
Industrial contract services	25%	20%
Professional and industrial services combined	26%	26%

Direct hire placement services	100%	100%
Combined gross profit margin % (1)	35%	35%

_______________

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the nine-month period ended June 30, 2021 and 2020 was approximately 35% each.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 26% for nine-month period ended June 30, 2021 compared to approximately 27% for the nine-month period ended June 30, 2020. This decrease is generally due to shifts in the amounts and mix of business between end markets and higher and lower billing rates and margins. Contributing to this 0.3% (300 basis points) decrease is a disproportionate increase in the mix of lower margin office and clerical temporary staffing services within the overall COVID-19 business recovery taking place.

The Company’s industrial contract services gross margin for the nine-month period ended June 30, 2021 was approximately 25% versus approximately 20% for the nine-month period ended June 30, 2020. The increase in industrial contract services gross margin is due to the amount of additional premium refunds in the form of policyholder dividends the Company’s industrial business was eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively-rated insurance program. Results for the nine months ended June 30, 2021 includes $1,337 of such premium refunds. The industrial contract services gross margins excluding the effects of these items were approximately 15% and 14% for the nine months ended June 30, 2021 and 2020, respectively. The increase, adjusted to remove the effects of workers compensation premium refunds, is generally within a reasonable performance range for our Light Industrial segment.

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

The Company’s SG&A for the nine-month period ended June 30, 2021 decreased by $4,520 as compared to the nine-month period ended June 30, 2020. SG&A for the nine-month period ended June 30, 2021, as a percentage of revenues, was approximately 28% compared to approximately 35% for the nine-month period ended June 30, 2020. The decrease in SG&A expenses is primarily attributable to the Company’s mitigating efforts to reduce and manage costs to adopt to COVID-19 and position the Company for recovery and growth. In addition, a provision for doubtful accounts related to a key customer who filed for a bankruptcy protection of approximately $1,700, was taken in the form of a charge to income during March 2020.

SG&A also includes certain non-cash costs, expenses incurred related to acquisition, integration and restructuring, non-recurring items, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations, and/or other items that have been eliminated on a going forward basis and/or are of an isolated, non-recurring nature. These costs were estimated to be $340 and $3,247 for the nine-month periods ended June 30, 2021 and 2020, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation Expense

Depreciation expense was $228 and $181 for the nine-month period ended June 30, 2021, and 2020, respectively. The increase is attributable to net fixed assets additions.

Amortization Expense

Amortization expense was $3,074 and $3,921 for the nine-month period ended June 30, 2021 and 2020, respectively. The decrease is due to certain SNI intangible assets related to non-compete agreements that have become fully amortized during March 31, 2020.

Income from Operations

The income from operations increased by $8,457 for the nine-month period ended June 30, 2021 compared to the nine-month period ended June 30, 2020. The increase is due to the factors described above including an increase in revenues, a decrease in amortization, recognition of provision for doubtful accounts related to a key customer who filed for a bankruptcy protection during March 2020, and the Company’s mitigating efforts beginning in approximately mid-March 2020 to restore and grow revenues, and to manage costs to adapt to the COVID-19 pandemic and position the Company for recovery and growth.

Interest Expense

Interest expense was $5,759 for the nine-month period ended June 30, 2021, which decreased by $3,859 compared to the nine-month period ended June 30, 2020. The decrease in interest expense for the nine-month period ended June 30, 2021 is mainly attributable to the interest expense related to the former Senior Credit Agreement, 9.5% Notes, and 10% Notes that were included in the nine-month period ended March 31, 2020. The Company’s former Senior Credit Agreement contributed $3,595 and $6,888 the nine-month period ended June 30, 2021 and June 30, 2020, respectively. On April 20, 2021, the Company repaid its remaining principal and accrued interest balances under its former Senior Credit Agreement, after which time interest expense ceased to accrue.

Provision for Income Taxes

The Company recognized a tax benefit of $307 for the nine-month period ended June 30, 2021. Our effective tax rate for the nine-month periods ended June 30, 2021 and 2020, is lower than the statutory tax rate primarily due to an increase in the deferred tax liability related to indefinite lived assets. In nine-month period ended June 30, 2021, the statutory changes regarding the deductibility of PPP loan expenses resulted in the recognition of a $352 discrete item. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Loss

The Company’s net loss was $(2,987) and $(1,797) for the nine-month periods ended June 30, 2021 and 2020, respectively. The increase in net loss for the nine-month periods ended June 30, 2021 is attributable to the factors described above including recognized gains of $12,316 on extinguishment of subordinated debt during the nine-month period ended June 30, 2020. In addition to the changes discussed above, gain of $2,236 on the extinguishment of PPP loans were offset by a loss in the form of a charge off of unamortized debt costs on a debt extinguishment related to the term loan pay-off in amount of $4,004 during the nine-month period ended June 30, 2021.

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

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under its current and former asset-based senior secured revolving credit facilities. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, operating costs and expenses, payment of taxes, payment of interest and principal under its debit agreements, and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data:

	Nine Months
	Ended June 30,
(in thousands)	2021	2020
Cash flows (used in) provided by operating activities	$(2,276)	$245
Cash flows used in investing activities	$(68)	$(105)
Cash flows (used in) provided by financing activities	$(4,371)	$12,382

As of June 30, 2021, the Company had $7,359 of cash, which was a decrease of $6,715 from $14,074 as of September 30, 2020. As of June 30, 2021, the Company had working capital of $5,110 compared to $13,351 of working capital as of September 30, 2020.

Net cash (used in) provided by operating activities for the nine-month periods ended June 30, 2021 and 2020 was $(2,276) and $245, respectively. The negative operating cash flow in the nine-month period ended June 30, 2021 corresponds with net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the nine-month periods ended June 30, 2021 and 2020.

Cash flow (used in) provided by financing activities for the nine-month period ended June 30, 2021 and 2020 was $(4,371) and $12,382, respectively. The decrease during nine-month period ended June 30, 2021 was primarily attributable to the payment on former Senior Credit Agreement that was offset by the proceeds received from the public offering. The increase during nine-month period ended June 30, 2020 was primarily attributable to the net proceeds received from PPP Loans.

Minimum debt service payments (principal) for the twelve-month period commencing after the close of business on June 30, 2021, are approximately $10,966. All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on June 30, 2021, are approximately $1,777.

The Company experienced net losses for the first nine months of its current fiscal year, and for its most recent fiscal years ended September 30, 2020 and 2019, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations, eliminating underperforming personnel and pursuing top talent, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result, management believes the Company had begun to see its operations and business stabilize.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have continued to be felt across all businesses, with the most severe impacts being felt in the industrial and finance, accounting and office clerical (FAO) end markets within the professional segment.

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

On April 19, 2021, the Company concluded its public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,478. On April 27, 2021, the underwriters of the Company’s April 19, 2021 public offering exercised in full their 15% over–allotment option to purchase an additional 12,500 common shares (the “option shares”) of the Company at the public offering price of $0.60 per share. The Company closed the transaction on April 28, 2021 and received net proceeds from the sale of the option shares of approximately $6,937, after deducting the applicable underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its existing Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments. The Company took one time charge of $4,004 which represents unamortized debt issue costs associated with its former senior debt.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2021, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's nine-month period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit
10.01	Amendment No. 1 to the Executive Employment Agreement, dated as of August 16, 2016, by and between GEE Group Inc., and Derek E. Dewan, executed August 13, 2021.
10.02	Amendment No. 2 to the Executive Employment Agreement, dated as of February 13, 2019, by and between GEE Group Inc., and Kim Thorpe, executed August 13, 2021.
31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

GEE GROUP INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

