Form 10-K
period 2021-09-30
GEE Group Inc.
filed 2021-12-23
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2021

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

________________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐¨

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2021 was 12,943,370 x $1.27 = $16,438,080.

The number of shares outstanding of the registrant’s common stock as of December 22, 2021 was 114,100,455.

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

Item 1. Business

General

GEE Group Inc. (the "Company", "us", "our" or "we") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of human resources solutions which primarily include the provision of temporary and permanent personnel in the professional and industrial services sectors to customers located throughout the United Sates. We, through our operating subsidiaries, deliver our services from a network of four virtual locations and 26 branch office locations located in or near several major U.S. cities, including, but not limited to, Atlanta, Dallas, Denver and Miami.

The Company has several subsidiary corporations all of which are wholly owned and consolidated under GEE Group Inc. Our material operating subsidiaries include Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. In addition, we and our operating subsidiaries own and operate under other trade names, including Accounting Now, Ashley Ellis, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, GEE Group (Columbus), General Employment, Omni One and Triad Staffing.

Services Provided

We provide our services to a broad range of customers from small and medium-sized businesses to the Fortune 1000. Our services include the provision of highly specialized contract or permanently placed professionals in several verticals, including IT, engineering, accounting and finance, office support, and specialized contract healthcare professionals, including scribes who specialize in EMR services for emergency departments, specialty physician practices and clinics. We also provide temporary staffing services in the light industrial (blue collar) areas.

Our contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services.

Our operating subsidiaries and end markets served under each of its operating divisions are as follows:

Professional Division

•	Access Data Consulting provides hard-to-find IT talent to customers on a direct hire or contract basis and human resources consulting services and solutions in the higher-end IT vertical including project management support to businesses regionally (Western and Southwestern U.S.) and, to a lesser extent, throughout the rest of the U.S.

•	Agile Resources delivers unique CIO advisory services, IT project support and human resources solutions regionally (Southeastern U.S.) and, to a lesser extent, nationally in the areas of application architecture and delivery, enterprise operations, digital, information lifecycle management and project management all with flexible delivery options including contract staffing and direct hire.

•	Ashley Ellis works with C-suite and senior executives to offer full cycle engineering and IT contract staffing services, with a focus on business intelligence, application development and network infrastructure, to clients in the Southeastern U.S. region and, to a lesser extent, throughout the rest of the U.S.

•	GEE Group (Columbus) primarily provides direct hire placement and contract staffing services in the accounting and engineering verticals, with an emphasis on placing personnel with specialized skills in the mechanical, manufacturing and equipment maintenance areas to clients throughout the Midwestern U.S.

•	Omni One specializes in technical and professional direct-hire and contract staffing solutions in the manufacturing and engineering verticals for clients primarily located in the Midwestern U.S.

•	Paladin Consulting primarily provides highly skilled IT professionals on a contract or direct hire basis directly to customers or through RPO, MSP and VMS arrangements and other non-IT staffing solutions to customers nationwide including government contractors who require that the provider of staffing services have required security clearance; such security certification is maintained by Paladin Consulting.

•	Scribe Solutions provides hospital and free-standing emergency rooms and physician practices in the Southeastern U.S. with highly trained medical scribes for personal assistant work in connection with EMR.

•	SNI Companies provides human resource solutions, including direct hire and contract staffing, project support and retained search services specializing primarily in the accounting, finance, banking, IT and office support verticals to customers located in major U.S. metropolitan markets, such as Dallas/Fort Worth, Denver, Miami, Tampa, Jacksonville, Boston, Hartford and surrounding areas. SNI Companies’ brands include Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, and SNI Technology®.

Industrial Division

•	Triad Staffing provides light industrial contract labor services for all phases of manufacturing and electronic assembly, warehousing, picking, packing and shipping and custodial and general labor operations throughout Ohio.

The percentage of revenues derived from each of the Company’s direct hire and contract services lines are as follows:

	Fiscal
	2021	2020
Professional direct hire placement services	12.8%	11.8%
Professional contract services	75.5%	74.7%
Industrial contract services	11.7%	13.5%

Business Strategy

Our business strategy is multi-dimensional and encompasses both organic growth and growth through strategic acquisitions. Since 2015, the Company has completed four acquisitions, the most recent of which was SNI, which to date has been its largest. The main tenants of our strategy are to:

Grow Organically By:

•	Providing innovative solutions for clients delivered through an enhanced and expanded menu of professional services offerings while increasing the penetration of clients in our existing markets for our IT, finance and accounting, healthcare, engineering and office support verticals;

•	Entering other fast growing markets following existing customers who are expanding their operations and cross-selling services by leveraging strategic customer relationships capitalizing on the Company’s national managed services agreements MSA, MSP and VMS relationships;

•	Expanding our geographic footprint into key markets through both virtual and bricks and mortar de novo office openings;

•	Adding recruiting and sales talent to our existing delivery network to obtain new customers and increase the number of placements made to increase revenue;

•	Increasing scalability and expanding operating margin through continued realization of economies of scale through the on-going process of streamlining back office operations, leveraging regional and national recruiting centers, improving upon per desk production averages and through the elimination of duplicative costs of acquired companies; and

•	Capitalizing on hiring opportunities created by the economic downturn through providing on-demand labor to fill the personnel voids of businesses following corporate America’s reaction to the COVID-19 pandemic with shutdowns, layoffs and displacements of professionals, office support staff and blue collar workers. As the economy recovers and companies return to sustained growth, demand for our services is anticipated to accelerate, with a particular focus on IT, E-Commerce and Logistics.

Growth Through Strategic Acquisitions:

We have historically grown significantly through acquisitions of complementary businesses. We intend to continue to expand our business through strategic acquisitions, subject to our business plans and management’s ability to identify, acquire and develop suitable acquisition or investment targets in both new and existing service categories. Along with our significant business growth to date, we have built a robust platform with the appropriate infrastructure and scalability, which we believe is necessary to assimilate acquisitions.

We continue to explore opportunities for potential acquisitions in the fragmented staffing industry. Our acquisition strategy includes, but is not limited to, targeting companies or transactions that we believe may have one or more of the following characteristics:

•	A focus on IT specialties and other verticals, including cyber security, government and targets in the professional services sectors;

•	A well-managed business with experienced operators and with high gross and EBITDA margins, as well as consistent revenue growth;

•	Limited enterprise risk and successful due diligence; and

•	Pricing commensurate with profitability and growth, must be accretive to earnings and consideration generally consisting of a combination of cash, seller and bank financing and stock.

Marketing

We market our staffing services using our corporate and trade names in our respective vertical markets. As of September 30, 2021, we operated twenty-six (26) branch offices in downtown or suburban areas of major U.S. cities in eleven (11) states and additional local staff members working remotely serving four (4) additional U.S. locations. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) two offices and two additional local market presences in Texas; (v) five offices and two additional local market presences in Florida; and (vi) seven offices in Ohio.

We market our staffing services to prospective clients primarily through the use of the internet, specialty brands and corporate websites, digital direct mail campaigns, publishing annual electronic and widely distributed salary guides, advertising in tech, HR and accounting publications, attendance and booth displays at specialty trade shows, participation and membership in chambers of commerce, the SIM, Women in Technology and other business organizations, support for our employees’’ philanthropic activities, telephone marketing by our sales consultants and business development managers using our CRM tools to identify prospects, and through the mailing of tailored employment bulletins which list highly-skilled candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2021 or fiscal 2020.

Competition

The staffing industry is highly fragmented with a multitude of competitors. There are relatively few barriers to entry by firms offering direct hire placement and staff augmentation services although significant amounts of working capital typically are required to fund the payroll of temporary workers for businesses providing contract staffing services. New entrants to the staffing industry are constantly introduced to the marketplace. Our competitors include sole-proprietorship operations, local and regional firms as well as national organizations. In the U.S., large national firms have annual revenue of approximately $100 million and up to $10 billion. Regional firms’ yearly revenues range from $10 million or more. The largest portion of the marketplace is the bottom layer of this competitive landscape consisting of small, individual-sized or family-run operations. With low barriers to entry, sole proprietorships and smaller entities routinely enter the staffing industry. Many competitors are larger corporations with substantially greater resources than ours; however, as described below, we believe we are able to compete successfully in the verticals and end markets in which it operates.

Our professional and industrial staffing services compete effectively by providing highly qualified candidates who are well matched for the position, by developing and maintaining outstanding client relationships on a local level, by responding quickly to client requests, and by establishing offices and presences in convenient locations. As part of our services, we provide professional reference checking, scrutiny of candidates’ work experience and optional custom background checks. In general, we believe that pricing is secondary to quality of service as a competitive factor. During slow hiring periods, however, competition can put pressure on our pricing and we believe we are able to effectively compete on price in such situations.

Our Competitive Strengths

We believe that we are able to compete effectively in the staffing industry because we have:

•	Deep experience and vertical specialization and expertise in niche markets;

•	Invested in robust sales programs and marketing tools and technology and CRM software to successfully target and reach out to potential new customers;

•	Long-tenured division leaders, business development managers and vertical specialists (e.g., certified public accountants for accounting, tax and financial placements) with deep and relevant staffing industry experience;

•	Strong and proven capability to deliver outstanding results upon short notice on large-scale projects leveraging our wide office network and experienced project team leaders, including experience with MSP and VMS programs;

•	Set in place the strategy and procedures for both temporary and permanent virtual working and invested in technology to facilitate communication, recruiting, onboarding and management of the business virtually;

•	Vertical specific state-of-the-art databases, applicant tracking systems (“ATS”) and other technology tools that facilitate swift, expert matching of candidates to job requirements providing highly-qualified multiple choices to customers;

•	Localized decision-making and a lack of a multi-layered bureaucracy which provides for a more rapid response to customized client requests and a streamlined approval process in place for speedy recruitment of personnel; and

•	Hands-on training with specialized modules for newly hired recruiters and account management personnel.

Recruiting

The success of our services is highly dependent on our ability to recruit and retain qualified candidates. Prospective employment candidates are generally recruited through job postings and contact made electronically using various internet tools as well as telephone contact by our employment consultants. For internet postings, we maintain our corporate web page at www.geegroup.com and our specialty brand web pages in addition to extensive use of internet job posting bulletin board services. We also maintain database records of applicants’ skills through our ATS to assist in matching applicant skills with job openings and contract assignments. We generally screen, interview and, in many cases background check, all applicants who are presented to our clients.

Industry Overview

The staffing industry is divided into three major segments: temporary staffing services, professional employer organizations (“PEOs”) and placement agencies. Temporary staffing services provide workers for limited periods, often to substitute for absent permanent workers or to help during periods of peak demand. These workers, who are often employees of the temporary staffing agency, will generally fill clerical, technical, or industrial positions. PEOs, sometimes referred to as employee leasing agencies, contract to provide workers to customers for specific functions, often related to human resource management. In many cases, a customer’s employees are hired by a PEO and then contracted back to the customer. Placement agencies, sometimes referred to as executive recruiters or headhunters, find workers to fill permanent positions at customer companies. These agencies may specialize in placing senior managers, mid-level managers, technical workers, or clerical and other support workers.

Our business is mainly that of a temporary staffing company within the broader staffing industry, however, we also offer and provide permanent placement services in our Professional Staffing Services segment.

Staffing companies identify potential candidates through online advertising and referrals, and interview, test and counsel workers before sending them to the customer for approval. Pre-employment screening can include skills assessment and reference checking, as well as drug tests and criminal background checks. The personnel staffing industry has been radically changed by the internet. Many employers list available positions with one or several internet personnel sites, such as those offered by firms like Monster or CareerBuilder, and on their own websites. Personnel agencies operate their own sites and often still work as intermediaries by helping employers accurately describe job openings and by screening candidates who submit applications.

Major end-use customers include businesses from virtually all industries. Marketing involves direct sales presentations, referrals from existing clients and advertising. Agencies compete both for customers and workers. Depending on market supply and demand at any given time, agencies may allocate more resources either to finding potential employers or potential workers. Permanent placement agencies work either on a retained or on a contingency basis. Clients may retain an agency for a specific job search or on contract for a specific period. Temporary staffing services charge customers a fixed price per hour or a standard markup on prevailing hourly rates.

For many staffing companies, including ours, demand is lower late in the fourth calendar quarter and early in the first calendar quarter, partly because of holidays, and higher during the rest of the year. Staffing companies may have high receivables from customers. Temporary staffing agencies and PEOs must manage a high cash flow because they funnel payroll payments from employers. Cash flow imbalances also occur because agencies must pay workers even if they have not been paid by clients.

The revenue of staffing companies depends on the number of jobs they fill, which in turn can depend upon the economic environment. During economic slowdowns, many client companies may slow down or stop hiring altogether. During the recent COVID-19 pandemic, many client companies closed their businesses and stopped hiring or contracting employees. Internet employment sites expand a Company’s ability to find workers without the help of traditional agencies. Staffing companies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of personnel agencies obsolete. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing agency.

To avoid large placement agency fees, big companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill have a financial incentive to avoid use of agencies.

Many staffing companies are small and may depend heavily on a big customer for a large portion of revenue. Large customer concentration may lead to increased revenue, but also expose agencies to higher risks. When major accounts experience financial hardships, and have less need for temporary employment services, agencies stand to lose large portions of revenue.

The loss of a staff member who handles a large volume of business may result in a large loss of revenue for a staffing company. Individual staff members, rather than the staffing company itself, often develop strong relationships with customers. Non-compete agreements are commonly used by staffing companies, however, staff members who move to another staffing company are often able to work around terms and conditions of their non-compete agreements and move customers with them.

Some of the best opportunities for temporary employment are in industries traditionally active in seasonal cycles, such as manufacturing, construction, wholesale and retail. However, seasonal demand for workers also creates cash flow fluctuations throughout the year.

Staffing companies are subject to regulations promulgated by the U.S. Department of Labor and the Equal Employment Opportunity Commission, and often by state authorities. Many federal anti-discrimination rules regulate the type of information that employment firms can request from candidates or provide to customers about candidates. In addition, the relationship between the agency and its temporary employees, or its employee candidates may not always be clear, resulting in legal and regulatory uncertainty.

Trends in the Staffing Business

Start-up costs for a staffing company can be relatively low. Individual offices can be profitable and consolidation is driven by opportunities for large or growing agencies to develop national relationships with big customers or build resources and scale for future growth. Some agencies expand by starting new offices in promising markets, others prefer to buy existing independent offices with proven staff and an existing customer roster, while still others focus on both.

At some companies, temporary workers have become such a large part of the workforce that staffing company employees sometimes work at the customer’s site to recruit, train, and manage temporary employees. Staffing companies try to match the best qualified employees for the customer’s needs, but often provide additional training specific to that company, such as instruction in the use of proprietary software.

Some personnel consulting firms and human resource departments use psychological tests to evaluate potential job candidates. In addition to more comprehensive background checks, headhunters often check the credit history of prospective employees.

We believe the trends of outsourcing entire departments and dependence on temporary and leased workers will continue to expand creating opportunities for staffing companies. Taking advantage of their in-house expertise in assessing worker capabilities, some staffing companies manage their clients’ entire human resource functions. Human resources outsourcing (“HRO”) may include management of personnel and payroll administration, tax filings, and benefit administration services. HRO may also include recruitment process outsourcing (“RPO”), whereby an agency manages all recruitment activities for a client.

New online technology is improving staffing efficiency. For example, some online applications coordinate workflow for staffing agencies, their clients and temporary workers, and allow agencies and customers to share work order requests, submit and track candidates, approve timesheets and expenses, and run reports. Interaction between candidates and potential employers is increasingly being handled online.

Initially viewed as rivals, some Internet job-search companies and traditional employment agencies are now collaborating. While some Internet sites do not allow agencies to use their services to post jobs or look through resumes, others find that agencies are their biggest customers, earning the sites a large percentage of their revenue. Some staffing companies contract to help client employers find workers online.

Most recently, the onset of the COVID-19 pandemic has caused staffing companies to significantly rethink and alter their operations and, in some cases, even their fundamental business models. Staffing companies already have played a prominent if not leading role in recent new workplace trends, including flexible scheduling and remote work arrangements, as two significant examples. A natural result of the shutdowns, quarantines, social distancing and other COVID-19 guidelines is reinforcement of these types of newer workplace trends. Therefore, we expect that even as the threat of COVID-19 lessens, these workplace trends are likely to continue on and occupy a permanent place going forward.

Employees

As of September 30, 2021, the Company had approximately 271 regular employees and the number of contract service employees varied month to month during fiscal 2021, from a minimum of approximately 2,126 to a maximum of 2,434.

Our Corporate Information

We were incorporated in the State of Illinois in 1962 and are the successor to employment offices doing business since 1893. Our principal executive offices are located at 7751 Belfort Parkway, Suite 150, Jacksonville, Florida 32256, and our telephone number at that location is (630) 954-0400.

Available Public Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. The public may obtain these filings at the Securities and Exchange Commission (the “SEC”) Public Reference Room at 100 F Street, NE, Washington DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http//www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company and other companies that file material with the SEC electronically. Copies of the Company’s reports can be obtained, free of charge, electronically through our internet website, http//www.geegroup.com. Information on the Company’s website is not incorporated in this report by the foregoing reference.

Item 1A. Risk Factors.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS IN THE PAST AND MAY NOT BE PROFITABLE IN THE FUTURE.

The Company has experienced net losses in certain of its recent fiscal years.  Possible consequences of recurring net losses include, but are not limited to, negative cash flows, asset impairments, defaults under the Company’s debt agreements, and possibly, the inability of the Company to continue operating as a going concern.  Among the consequences of the net losses experienced, the Company was required to obtain amendments and waivers for missed covenants under its former senior revolving credit, term loan and security agreement.  Management has taken definitive actions to improve operations, reduce costs, improve operating profitability, and position the Company for future growth.  As of September 30, 2021, the Company had extinguished all of its former senior and subordinated debt and mezzanine preferred stock financing totaling over $100 million, in aggregate, reduced its interest expense and fees by approximately $12 million annually, and thereby improved its net cash flow and overall financial profile. However, other risk factors, including those described elsewhere herein and which include some risks that are outside the Company’s control, could also cause the Company to experience net losses in the future.

THE TERMS OF OUR SENIOR BANK ASSET BACKED LOAN AGREEMENT MAY PLACE SOME RESTRICTIONS ON OUR OPERATING AND FINANCIAL FLEXIBILITY, AND FAILURE TO COMPLY WITH COVENANTS OR TO SATISFY CERTAIN CONDITIONS OF THE AGREEMENT MAY RESULT IN ACCELERATION OF OUR REPAYMENT OBLIGATIONS, WHICH COULD HARM OUR LIQUIDITY, FINANCIAL CONDITION, OPERATING RESULTS, BUSINESS AND PROSPECTS AND CAUSE THE PRICE OF OUR SECURITIES TO DECLINE.

GEE Group Inc. and its subsidiaries, Agile Resources, Inc., Access Data Consulting Corporation, BMCH, Inc., GEE Group Portfolio, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Personnel Services, Inc., and Triad Logistics, Inc. are co-borrowers under a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A. (the “CIT Facility”). The CIT Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The CIT Facility matures on the fifth anniversary of the closing date (May 14, 2026). The CIT Facility contains some restrictions and limitations that might inhibit our ability to engage in certain activities and transactions that may otherwise be in our long-term best interests. The affirmative and negative covenants contained in the Credit Agreement that may adversely affect our ability to operate our business include covenants that limit and restrict, among other things, our ability to incur additional indebtedness, transfer or sell certain assets, issue stock of subsidiaries, pay dividends on, repurchase or make distributions with respect to our capital stock or make other restricted payments, incur or permit liens or other encumbrances on assets, make certain investments, loans and advances, acquire other businesses, merge, consolidate, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and amend certain agreements, without amendment of the CIT facility or the express approval of CIT Bank.  Under the CIT Facility, advances are subject to a borrowing base formula based on 85% of eligible accounts receivable of the Company and subsidiaries, as defined, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent.  Although the stated face amount of the CIT Facility is $20 million, the borrowing base formula significantly limits amounts available for us to borrow.

The CIT Facility also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control and judgment defaults. A breach of any of these covenants could result in default under our Credit Agreement, which could prompt the lenders to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. In addition, a breach of the Credit Agreement would cause a cross-default of certain other indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the Credit Agreement accelerate the repayment of borrowings, we cannot ensure that we will have sufficient assets and funds to repay the borrowings under the Credit Agreement and our other indebtedness. An acceleration of our outstanding indebtedness could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings.

RECENT GLOBAL SOCIOECONOMIC TRENDS, INCLUDING THE NEGATIVE EFFECTS OF THE CORONAVIRUS PANDEMIC, CARES ACT REQUIREMENTS, AND TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

Recent global socioeconomic conditions, including the negative effects of the Coronavirus Pandemic (“COVID-19”), and disruption of financial markets, severely affected our business and results of operations during fiscal 2020 and, although to a lesser extent, fiscal 2021. The negative effects initially limited our access to credit or equity capital, our ability to refinance debt and disrupted ours and our clients’ businesses. In fiscal 2021, we were able to regain reasonable access to credit and equity capital markets, but did continue to experience some disruptions in our business operations in certain markets.

Due to these disruptions, the operations and liquidity of our operating subsidiaries were negatively impacted by COVID-19, and as a result and out of necessity, in fiscal 2020, we were able to obtain financial relief in the form of funds received in exchange for promissory notes issued by the U.S. Small Business Administration (“SBA”) and U.S. Treasury under the Payroll Protection Program of the CARES Act (“PPP loans”). The nine (9) promissory notes had an aggregate face amount of $19.9 million, with interest at 1% per annum and are unsecured. The CARES Act PPP loans and related accrued interest are eligible for forgiveness by the SBA, in whole or in part, based upon the usage of the proceeds for costs and expenses determined by the SBA to be allowable and eligible. Allowable costs and expenses, as defined by the SBA, broadly include payroll and certain payroll related expenses, lease costs, utilities, and interest on business mortgage loans. Allowable costs and expenses that are eligible for forgiveness include those incurred during the covered periods, as defined, after certain specified limitations and reductions based on changes in compensation and headcount levels during the covered periods, as defined.

All nine of the Company’s operating subsidiaries (the Company and 8 of its operating subsidiaries) applied for forgiveness of their respective PPP loans having incurred adequate allowable expenses eligible for the use of loan proceeds and forgiveness, accordingly. Five (5) of the Company’s operating subsidiaries: Scribe Solutions, Inc., Triad Logistics, Inc., Access Data Consulting Corporation, Agile Resources, Inc., and Triad Personnel Services, Inc. had been fully forgiven by the SBA through September 30, 2021. On December 14, 2021, the Company received formal notification that the remaining four (4) operating subsidiaries’ PPP loans were fully forgiven by the SBA, including 100% of their respective outstanding principal and interest. The outstanding principal and accrued interest balances of these remaining PPP loans, one each for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the aggregate amount of $16.7 million, are included in the Company’s current liabilities as of September 30, 2021, in the accompanying consolidated balance sheet. The forgiveness of these four loans will be recorded in the Company’s first fiscal quarter of the 2022 fiscal year ending December 31, 2021, by eliminating them from the consolidated balance sheet with corresponding gains in income.

The PPP loans obtained by GEE Group Inc., as a public company, and some of its operating subsidiaries, together as an affiliated group, have exceeded the $2 million audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future.  If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid.   If the companies are unable to repay the portions of their PPP loans that ultimately might be reinstated from available liquidity or operating cash flow, they may be required to raise additional equity or debt capital to repay the PPP loans.

IF WE ARE UNABLE TO GENERATE OR BORROW SUFFICIENT CASH TO MAKE PAYMENTS ON OUR INDEBTEDNESS OUR FINANCIAL CONDITION WOULD BE MATERIALLY HARMED, OUR BUSINESS COULD FAIL AND OUR SHAREHOLDERS MAY LOSE ALL OF THEIR INVESTMENT.

Our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. While we believe we will be able to meet our liquidity requirements for the foreseeable future and for at least the next twelve months, we cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

THE COMPANY HAS MATERIAL INTANGIBLE ASSETS, INCLUDING GOODWILL, CUSTOMER LISTS, TRADEMARKS AND TRADENAMES. THESE ASSETS ARE SUBJECT TO IMPAIRMENT RISKS, WHICH COULD RESULT IN FUTURE MATERIAL IMPAIRMENT CHARGES TO INCOME AND NEGATIVELY IMPACTING THE FUTURE OPERATING RESULTS AND FINANCIAL POSITION OF THE COMPANY.

The Company is required to evaluate its goodwill annually or when one or more triggering events or circumstances indicate that assets might be impaired. The other long-lived assets, including definite-lived intangible assets, have to be tested for impairment only when triggering events occur or circumstances indicate that these assets might be impaired. As a result, the Company recognized a significant impairment of its goodwill in fiscal 2020. In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting units, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as the estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and the market comparable assumptions. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of impairment.

The valuation techniques utilized by management, for impairment testing, including estimated future cash flows, fundamentally include the inherent underlying assumption that the economy, the markets served by the Company, and the Company itself, will continue to recover from the COVID-19 pandemic in fiscal 2022 and beyond. In the event the assumptions relied upon by management are not achieved, including assumed future growth rates as a result of the prolonged impact of COVID-19 pandemic, impairments of goodwill or other long-lived assets could be recorded and such amounts could be material to the financial statements. A reduction in the projected long-term operating performance of one or both of the Company’s reporting units or other long-lived assets, future market declines, changes in discount rates or other conditions also could result in material impairments in the future.  Thus, there can be no assurance that the Company’s goodwill or other long-lived assets will not become impaired in the future.

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO SATISFY THOSE NEEDS FROM CASH GENERATED FROM OUR OPERATIONS OR BORROWINGS UNDER OUR DEBT INSTRUMENTS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

We require significant amounts of working capital to operate our business. We often have high receivables from our customers, and as a staffing company, we are prone to cash flow imbalances because we have to fund payroll payments to temporary workers before receiving payments from clients for our services. Cash flow imbalances also occur because we must pay temporary workers even when we have not been paid by our customers. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period of time, it may have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to our temporary workers and to satisfy our workers’ compensation liabilities. As a result, we must maintain sufficient cash availability to pay temporary workers and fund related tax liabilities prior to receiving payment from customers.

In addition, our operating results tend to be unpredictable from quarter to quarter. Demand for our services is typically lower during traditional national vacation periods in the United States when customers and candidates are on vacation. No single quarter is predictive of results of future periods. Any extended period of time with low operating results or cash flow imbalances could have a material adverse effect on our business, financial condition and results of operations.

We derive working capital for our operations through cash generated by our operating activities and borrowings under our debt instruments. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms. The amount we are entitled to borrow under our debt instruments is calculated monthly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.

OUR REVENUE CAN VARY BECAUSE OUR CUSTOMERS CAN TERMINATE THEIR RELATIONSHIP WITH US AT ANY TIME WITH LIMITED OR NO PENALTY.

We focus on providing mid-level professionals and light industrial personnel on a temporary assignment-by-assignment basis, which customers can generally terminate at any time or reduce their level of use when compared to prior periods. To avoid large placement agency fees, large companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charges fees as a mark-up to the hourly pay rate or based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill have a large financial incentive to avoid agencies.

Our business is also significantly affected by our customers’ hiring needs and their views of their future prospects. Our customers may, on very short notice, terminate, reduce or postpone their recruiting assignments with us and, therefore, affect demand for our services. As a result, a significant number of our customers can terminate their agreements with us at any time, making us particularly vulnerable to a significant decrease in revenue within a short period of time that could be difficult to quickly replace. This could have a material adverse effect on our business, financial condition and results of operations.

MOST OF OUR CONTRACTS DO NOT OBLIGATE OUR CUSTOMERS TO UTILIZE A SIGNIFICANT AMOUNT OF OUR STAFFING SERVICES AND MAY BE CANCELLED ON LIMITED NOTICE, SO OUR REVENUE STREAM MAY BE INCONSISTENT AND IS NOT GUARANTEED.

Substantially all of our revenue is derived from multi-year contracts that are terminable for convenience of the customer. Under our multi-year agreements, we contract to provide customers with staffing services through work or service orders at the customers’ request. Under these agreements, our customers often have little or no obligation to request our staffing services. In addition, most of our contracts are cancellable on limited notice, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for services under these agreements that may ultimately be delayed or cancelled. We could face a significant decline in revenues and our business, financial condition or results of operations could be materially adversely affected if:

•	we see a significant decline in the staffing services requested from us under our service agreements; or

•	our customers cancel or defer a significant number of staffing requests; or our existing customer agreements expire or lapse and we cannot replace them with similar agreements.

IF WE ARE UNABLE TO RETAIN A BROAD GROUP OF EXISTING CUSTOMERS, LOSE ONE OR MORE SIGNIFICANT CUSTOMERS, OR FAIL TO ATTRACT NEW CUSTOMERS, OUR RESULTS OF OPERATIONS COULD SUFFER.

Increasing the growth and profitability of our business is particularly dependent upon our ability to retain existing customers and capture additional customers. Our ability to do so is dependent upon our ability to provide high quality services and offer competitive prices. If we are unable to execute these tasks effectively, we may not be able to attract a significant number of new customers and our existing customer base could decrease, including the loss of a significant customer, either or all of which could have an adverse impact on our revenues.

SUBSTANTIAL ALTERATION OF OUR CURRENT BUSINESS AND REVENUE MODEL COULD HURT SHORT-TERM RESULTS.

Our present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (for example, building market share before our competitors). Any such alteration or replacement of our current business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. We cannot assure that any adjustment or change in the business and revenue model would prove to be successful whether adopted in response to industry changes or for other reasons.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM AND THE LOSS OF ONE OR MORE KEY EMPLOYEES OR AN INABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED EMPLOYEES COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends largely upon the continued services of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short term or long-term absences as a result of the COVID-19 pandemic) could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Extended stay-at-home, business closure, and other restrictive orders may impact our ability to identify, hire, and train new personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

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

WE DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED TEMPORARY WORKERS.

In addition to the members of our own team, our success is substantially dependent on our ability to recruit and retain large numbers of qualified temporary workers who possess the skills and experience necessary to meet the staffing requirements of our customers. We are required to continually evaluate our base of available qualified personnel to keep pace with changing customer needs. Competition for individuals with proven professional skills is intense, and demand for these individuals is expected to remain strong for the foreseeable future.

Since the onset of the COIVD-19 pandemic, the U.S. workforce has not yet fully recovered to employment levels prior to the pandemic. It is presently estimated by some that as many as 11 million former employees that left the U.S. workforce during the pandemic, have not yet re-entered the workforce, or may have re-entered the workforce temporarily. The later volatility in employment, referred to in the media as the “big resignation,” has created challenge to the Company’s and other U.S. staffing firms’ ability to fill placement orders from clients. It is uncertain as of now as to how this trend will ultimately unfold. There can be no assurance that qualified personnel will continue to be available.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OUR EXISTING AND POTENTIAL COMPETITORS.

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

WE OPERATE IN AN INTENSELY COMPETITIVE AND RAPIDLY CHANGING BUSINESS ENVIRONMENT, AND THERE IS A SUBSTANTIAL RISK THAT OUR SERVICES COULD BECOME OBSOLETE OR UNCOMPETITIVE.

The markets for our services are highly competitive. Our markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules and reduce prices. Furthermore, we face competition from a number of sources, including other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do. New and existing competitors are aided by technology, and the market has low barriers to entry. Furthermore, Internet employment sites expand a company’s ability to find workers without the help of traditional agencies. Personnel agencies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of staffing companies obsolete. Specifically, the increased use of the internet may attract technology-oriented companies to the professional staffing industry. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing company.

Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative capabilities and technologies that are more effective, easier to use or more economical than our services. In addition, we believe that, with continuing development and increased availability of IT, the industries in which we compete may attract new competitors. If our capabilities and technologies become obsolete or uncompetitive, our related sales and revenue would decrease. Due to competition, we may experience reduced margins on our services, loss of market share, and loss of customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

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

WE MAY NOT BE ABLE TO MANAGE EXPECTED GROWTH AND INTERNAL EXPANSION.

Our inability to manage growth could hurt our results of operations. Expansion of our operations will be required to address anticipated growth of our customer base and market opportunities. Expansion will place a significant strain on our management, operational and financial resources. We will need to enhance existing procedures and controls as well as implement new transaction processing, operational and financial systems, procedures and controls to expand, train and manage our employee base. Our failure to manage growth effectively could have a damaging effect on our business, results of operations and financial condition.

WE ARE DEPENDENT UPON TECHNOLOGY SERVICES, AND IF WE EXPERIENCE DAMAGE, SERVICE INTERRUPTIONS OR FAILURES IN OUR COMPUTER AND TELECOMMUNICATIONS SYSTEMS, OUR EXISTING CUSTOMER RELATIONSHIPS AND OUR ABILITY TO ATTRACT NEW CUSTOMERS MAY BE ADVERSELY AFFECTED.

Our business could be interrupted by damage to or disruption of our computer and telecommunications equipment and software systems, and we may lose data. Our customers’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. If an interruption by damage to or disruption of our computer and telecommunications equipment and software systems occurs, we could be liable and the market perception of our services could be harmed.

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

OUR STRATEGY OF GROWING THROUGH ACQUISITIONS MAY BE IMPEDED BY A LACK OF FINANCIAL RESOURCES AND IMPACT OUR BUSINESS IN UNEXPECTED WAYS. WE COULD BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH ACQUISITIONS.

We intend to expand our business through acquisitions of complementary businesses, technologies, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable acquisition or investment targets in both new and existing service categories. In certain circumstances, acceptable acquisition or investment targets might not be available. Acquisitions involve a number of risks, including, but not limited to:

•	difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure;

•	potential disruption of our ongoing business and the distraction of management from our day-to-day operations;

•	difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position;

•	difficulty maintaining the quality of services that such acquired companies have historically provided;

•	impact of liabilities of the acquired businesses undiscovered or underestimated as part of the acquisition due diligence;

•	failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single supplier or to stay with the acquirer post acquisition;

•	impacts of cash on hand and debt incurred to finance acquisitions, thus reducing liquidity for other significant strategic objectives;

•	internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies may be inadequate or ineffective;

•	overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements;

•	increased expenses associated with completing an acquisition and amortizing any acquired intangible assets;

•	challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business;

•	failure to retain, motivate and integrate key management and other employees of the acquired business; and

•	loss of customers and a failure to integrate customer bases.

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

WE MAY BE EXPOSED TO EMPLOYMENT-RELATED CLAIMS AND LOSSES, INCLUDING CLASS ACTION LAWSUITS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We employ people internally and in the workplaces of other businesses. Many of these individuals have access to client information systems and confidential information. The risks of these activities include possible claims relating to:

•	discrimination and harassment;

•	wrongful termination or denial of employment;

•	violations of employment rights related to employment screening or privacy issues;

•	classification of temporary workers;

•	assignment of illegal aliens;

•	violations of wage and hour requirements;

•	retroactive entitlement to temporary worker benefits;

•	errors and omissions by our temporary workers;

•	release, misuse or appropriation of client intellectual property, or other confidential or other property or proprietary information;

•	misappropriation of funds;

•	cybersecurity breaches affecting our clients and/or us;

•	damage to customer facilities due to negligence of temporary workers; and

•	criminal misconduct or illegal activity by our temporary workers.

We may incur fines and other losses or negative publicity with respect to these problems and claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, payment by us of monetary damages or fines, or other material adverse effects on our business. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on reasonable terms or be sufficient in amount or scope of coverage.

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

THE MARKET PRICE OF SHARES OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD CAUSE THE VALUE OF YOUR INVESTMENT TO DECLINE. A MORE ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK MAY NOT DEVELOP, AND THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

The market price of our common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance.

Although our common stock is listed on the NYSE American, we cannot assure you that an active public market will develop for our common stock. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a shareholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large enough float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results and financial position;

•	adverse market reaction to our indebtedness;

•	the impact of the COVID-19 pandemic on our management, employees, partners, customers, and operating results;

•	announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments;

•	litigation and government investigations;

•	pending or recently completed acquisitions;

•	investment recommendations by securities analysts following our business or our industry;

•	additions or departures of key personnel;

•	changes in the business, earnings estimates or market perceptions of our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	changes in industry, general market or economic conditions; and

•	changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business.

In response, the market price of shares of our common stock could decrease significantly. You may be unable to resell your shares of common stock at or above the public offering price.

Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

OUR COMMON STOCK COULD BE DELISTED FROM THE NYSE AMERICAN IF WE DO NOT MEET ITS CONTINUED LISTING REQUIREMENTS.

The NYSE American has established certain standards for the continued listing of a security on the NYSE American. There can be no assurance that we will be able to meet these standards in the future to maintain the listing of our common stock on the NYSE American. Factors that could have an impact on our ability to maintain the listing of our common stock on NYSE American include the status of the market for our common stock at the time, our reported results of operations in future periods, and general economic, market and industry conditions.

If we are delisted from the NYSE American, our common stock may be eligible for trading on an over-the-counter market. In the event that we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for shareholders to sell their common stock. Moreover, if we are delisted from the NYSE American, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on the NYSE American. Shareholders may not be able to sell their common stock on any such substitute. market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the price of our common stock is likely to decline. A delisting of our common stock from the NYSE American could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, or employees.

WE HAVE NO CURRENT PLANS TO PAY CASH DIVIDENDS ON OUR COMMON STOCK; AS A RESULT, YOU MAY NOT RECEIVE ANY RETURN ON INVESTMENT UNLESS YOU SELL YOUR COMMON STOCK FOR A PRICE GREATER THAN THAT WHICH YOU PAID FOR IT.

We intend to retain all future earnings for use in the development of our business and do not anticipate paying any cash dividends on our common stock in the near future. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, our ability to pay cash dividends is restricted by the terms of our debt financing arrangements, and any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

THERE MAY BE FUTURE SALES OF OUR SECURITIES OR OTHER DILUTION OF OUR EQUITY, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We may need to raise additional capital in the future to finance our operations, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We have had recurring losses from operations, negative operating cash flow in the past and have an accumulated deficit. We have had to raise additional funds in order to continue financing our operations and may have to in the future. If additional capital is not available to us when needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. Any additional capital raised through the sale of equity or equity-backed securities may dilute our shareholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

If we are unable to secure additional funds when needed or on acceptable terms, we may be required to defer, reduce or eliminate significant planned expenditures, restructure, curtail or eliminate some or all of our operations, dispose of technology or assets, pursue an acquisition of our company by a third party at a price that may result in a loss on investment for our shareholders, file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unable to obtain additional funds on a timely basis, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to a total loss of investment by our shareholders.

PROVISIONS IN OUR AMENDED AND RESTATED ARTICLES OF INCORPORATION, AS AMENDED, OUR AMENDED AND RESTATED BY-LAWS, AS AMENDED AND ILLINOIS LAW MIGHT DISCOURAGE, DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY OR CHANGES IN OUR MANAGEMENT AND, THEREFORE, DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

Provisions of our amended and restated articles of incorporation, as amended, our amended and restated by-laws, as amended, and Illinois law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests. These provisions include:

•	restrictions on the ability of shareholders to call special meetings of shareholders. Special meetings of our shareholders may be called only by the chairman of the board of directors, our president, a majority of the members of the board of directors, or by one or more shareholders holding shares in the aggregate entitled to cast not less than 20% of the votes at the special meeting;

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without shareholder approval, which could include the right to approve an acquisition or other change in our control or could be used to institute a rights plan, also known as a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors; and

•	restrictions pursuant to the Illinois Business Corporation Act (the “IBCA”) that prohibit a publicly held Illinois corporation from engaging in a “business combination” with an “interested shareholder” for a period of three years following the time the person became an interested shareholder, unless the business combination or the acquisition of shares that resulted in a shareholder becoming an interested shareholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested shareholder. Generally, an “interested shareholder” is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested shareholder status did own) 15% or more of a corporation’s voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging attempts that might result in a premium over the market price for our stock.

The existence of the forgoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH OR CEASE PUBLISHING RESEARCH OR REPORTS ABOUT US, OUR BUSINESS OR OUR MARKET, OR IF THEY CHANGE THEIR RECOMMENDATIONS REGARDING OUR STOCK ADVERSELY, OUR STOCK PRICE AND TRADING VOLUME COULD DECLINE.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

A POSSIBLE “SHORT SQUEEZE” DUE TO A SUDDEN INCREASE IN DEMAND OF OUR COMMON STOCK THAT LARGELY EXCEEDS SUPPLY MAY LEAD TO FURTHER PRICE VOLATILITY IN OUR COMMON STOCK.

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common shares to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR FINANCIAL AND HUMAN RESOURCES AND DISTRACT MANAGEMENT.

As a public company, we are subject to the reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

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

Additionally, shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly.

WE MAY BE UNABLE TO IMPLEMENT AND MAINTAIN APPROPRIATE INTERNAL CONTROLS OVER FINANCIAL REPORTING. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS AND CURRENT AND POTENTIAL SHAREHOLDERS MAY LOSE CONFIDENCE IN OUR FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and the SEC rules require that our management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. These misstatements could result in a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

THERE ARE INHERENT LIMITATIONS IN ALL CONTROL SYSTEMS, AND MISSTATEMENTS DUE TO ERROR OR FRAUD MAY OCCUR AND NOT BE DETECTED.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, could have a material adverse impact on our consolidated financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our future debt ratings leading to higher borrowing costs and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital.

OUR OPERATIONS MAY BE AFFECTED BY DOMESTIC AND GLOBAL ECONOMIC FLUCTUATIONS.

Customers’ demand for our services may fluctuate widely with changes in economic conditions in the markets in which we operate. Those conditions include slower employment growth or reductions in employment, which directly impact our service offerings. As a staffing company, our revenue depends on the number of jobs we fill, which in turn depends on economic growth. During economic slowdowns, many customer companies stop hiring altogether. For example, in prior economic downturns, many employers in our operating regions reduced their overall workforce to reflect the slowing demand for their products and services. We may face lower demand and increased pricing pressures during these periods, which this could have a material adverse effect on our business, financial condition and results of operations.

INTERRUPTION OF OUR BUSINESS COULD RESULT FROM INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM OR CIVIL UNREST.

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The U.S. economy in general is being adversely affected by terrorist activities and the potential activities for terrorist activities or other civil unrest. Any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow the business. It is impossible to predict how this may affect our business or the economy in the U.S. and in the world. In the event of further threats or acts of terrorism or civil unrest, our business and operations may be severely and adversely affected.

OUR BUSINESS MAY BE IMPACTED BY POLITICAL EVENTS, WAR, PUBLIC HEALTH ISSUES, INCLEMENT WEATHER, NATURAL DISASTERS AND OTHER BUSINESS INTERRUPTIONS.

War, geopolitical uncertainties, public health issues (such as the COVID-19 pandemic) and other business interruptions have caused and could cause damage or disruption to commerce and the economy, and thus could have a material adverse effect on us and our customers. Our business operations are subject to interruption by, among others, inclement weather, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks, civil unrest and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our services.

OUR COMPLIANCE WITH COMPLICATED REGULATIONS CONCERNING CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE HAS RESULTED IN ADDITIONAL EXPENSES.

We are faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure. New standards are developing concerning environmental, social and governance matters (“ESG”) and other emerging socioeconomic trends and matters. In addition, as a staffing company, we are regulated by the U.S. Department of Labor, the Equal Employment Opportunity Commission, and often by state authorities. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing compliance work.

Our failure to comply with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s policy is to lease commercial office space for all of its offices.  The Company’s headquarters are co-located with one of its branch locations in Jacksonville Florida, for which the applicable lease expires in 2026.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, Triad Personnel Services and Triad Staffing. As of September 30, 2021, we operated twenty-six (26) branch offices in downtown or suburban areas of major U.S cities in eleven (11) states and additional local staff members working remotely serving four additional U.S. locations. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) two offices and two additional local market presences in Texas; (v) five offices and two additional local market presences in Florida; and (vi) seven offices in Ohio.

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

Item 3. Legal Proceedings.

As of September 30, 2021, the Company was not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

(Amounts in thousands except per share data, unless otherwise stated)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the NYSE American and is traded under the symbol “JOB.”

Holders of Record

There were 730 holders of record of the Company’s common stock on September 30, 2021.

Dividends

No dividends were declared or paid during the fiscal years ended September 30, 2021 and 2020. We do not anticipate paying any cash dividends for the foreseeable future.

During the fiscal years ended September 30, 2021 and 2020, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2021, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. The plan granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2021 and September 30, 2020 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant. The maximum number of shares that may be granted under the 2013 Plan is 15,000 (7,500 for restricted stock grants and 7,500 for stock option grants). This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

(Amounts in thousands except per share data, unless otherwise stated)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,750	$2.13	10,786
Total	1,750	$2.13	10,786

Item 6. [Reserved].

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

Overview

We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics and provide temporary staffing services for our industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, Inc., a Delaware corporation (“SNI”) expanded our geographical footprint within the placement and contract staffing verticals or end markets of information technology, accounting, finance, office and engineering professionals.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of September 30, 2021, we operated twenty-six (26) branch offices in downtown or suburban areas of major U.S cities in eleven (11) states and additional local staff members working remotely serving four additional U.S. locations. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) two offices and two additional local market presences in Texas; (v) five offices and two additional local market presences in Florida; and (vi) seven offices in Ohio.

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

(Amounts in thousands except per share data, unless otherwise stated)

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the COVID-19 pandemic. These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations. These effects have been, and continue to be felt to an extent, across our businesses, with the most severe impacts being felt in the industrial segment and in the finance, accounting, and office clerical (“FA&O”) end markets within the professional segment. In response to the crisis, in April 2020 we took a series of proactive actions including a 10% pay cut for full-time salaried employees, temporary furloughing and redeployment of some employees, reduction of discretionary expenses and projects, and obtaining funds under CARES Act Payroll Protection Program (“PPP”). These actions allowed us to generate cost savings, liquidity and time with which to mitigate the impacts of the COVID-19 pandemic on our businesses and brands. Our businesses have continued to recover to a significant extent during fiscal 2021, as compared to fiscal 2020. While we have experienced significant recovery towards pre-COVID-19 levels of results and performance, the rate of future recovery and growth is still somewhat uncertain as potential resurgences and negative impacts of COVID-19 or variants thereof have continued to have negative impacts on the U.S. economy so far in 2021, including in some cases, certain markets and clients we serve.

Results of Operations

Fiscal year ended September 30, 2021 (“fiscal 2021”), and fiscal year ended September 30, 2020 (“fiscal 2020”)

Net Revenues

Consolidated net revenues are comprised of the following:

	Fiscal
	2021	2020	$ Change	% Change
Professional contract services	$112,470	$96,966	$15,504	16%
Industrial contract services	17,332	17,560	(228)	-1%
Total professional and industrial contract services	129,802	114,526	15,276	13%

Direct hire placement services	19,078	15,309	3,769	25%
Consolidated net revenues	$148,880	$129,835	$19,045	15%

Contract staffing services contributed $129,802, or approximately 87%, of consolidated revenue and direct hire placement services contributed $19,078, or approximately 13%, of consolidated revenue for fiscal 2021. This compares to contract staffing services revenue of $114,526, or approximately 88%, of consolidated revenue and direct hire placement revenue of $15,309, or approximately 12%, of consolidated revenue for fiscal 2020.

The overall increase in contract staffing services revenue of $15,276, or 13% for fiscal 2021 compared to fiscal 2020 was primarily attributable to recovery and improvement in professional contract services markets from the negative effects of the COVID-19 pandemic beginning approximately in the month of June 2020. The onset of COVID-19 resulted in a near immediate decline in demand for our staffing services due to client closures, postponements in projects and related needs for our services at some clients, significant travel restrictions, and corresponding decreases in the volume of contract services billable hours. Professional contract services have experienced consistent recovery through this fiscal year resulting in the revenue increase of $15,504 for fiscal 2021 as compared fiscal 2020.

Management believes this trend is the result of U.S. economic recovery, as well as actions taken by the Company to adapt to COVID-19, hire top talent, and position the Company for recovery and growth. Industrial contract services revenue experienced improvement in the second half of fiscal 2021, compared with the second half of fiscal 2020, also consistent with continuing recovery and improvement from negative impacts related to COVID-19. However, due to a lingering workforce shortage that has been felt across the U.S., including in the local markets served by our industrial segment, industrial contract services revenue for fiscal 2021 did not fully recover to its fiscal 2020 level. These labor shortages have limited the Company’s ability to fully fill all of its contract orders in its industrial segment as well as some orders in the professional segment and are widely believed to be attributable to recent plentiful economic stimulus and unemployment benefits, as well as school and business shutdowns and disruptions.

(Amounts in thousands except per share data, unless otherwise stated)

Direct hire placement revenue for fiscal 2021 increased by $3,769 or 25% over fiscal 2020, driven by an increase in the number of placements. Demand for the Company’s direct hire services also increased due to the continuing recovery and significant improvement from the negative effects of the COVID-19 pandemic beginning in approximately June 2020.

Management believes that the underlying trends toward recovery since May 2020 are generally consistent with the recovery experienced in the overall U.S. economy so far and, therefore, may be expected to continue, accordingly. The Company continues to observe, analyze and make modifications and changes to its business model and practices on a routine basis in response to the on-going COVID-19 pandemic and related health and safety concerns. These include, but are not limited to, implementation of policies and procedures in observance of federal, state and/or local guidelines regarding the coronavirus, including matters ranging from working from home, use of personal protective equipment (principally, protective masks), social distancing, personal hygiene and sanitary practices, and other preventative and responsive measures, impacting both our core human resources, as well as our contract laborers serving clients.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company’s contract services employees, and certain other employee-related costs, while they work on contract assignments. Cost of contract services for fiscal 2021 increased by approximately 13% to $96,339 compared to fiscal 2020 of $85,131. The $11,208 increase in cost of contract services for fiscal 2021 compared to fiscal 2020 is consistent with the increase in revenues, which is discussed further below.

Gross Profit percentage by service:
	Fiscal
	2021	2020
Professional contract services	26.3%	26.4%
Industrial contract services	22.3%	21.7%
Consolidated professional and industrial services	25.8%	25.7%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	35.3%	34.4%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for fiscal 2021 was approximately 35.3% versus approximately 34.4% for the fiscal 2020. In the professional contract staffing services segment, the gross margin excluding direct placement services was approximately 26.3% for fiscal 2021 compared to approximately 26.4% for fiscal 2020. The year-over-year improvement in our consolidated gross margin is consistent with the increase in mix of permanent placement business for fiscal 2021 by approximately 1.0%, or 100 basis points, offset by a 0.1%, or 10 basis points, decrease in professional contract services gross margin. The small decrease in the professional services gross margin is consistent with the increase in the mix of lower margin office clerical placements, which were initially among the hardest hit by the COVID-19 pandemic and also among the last to recover fully.

The Company’s industrial staffing services gross margin for fiscal 2021 was approximately 22.3% as compared with approximately 21.7% for fiscal 2020. The increase in industrial contract services gross margin is due to an increase in the amount of premium refunds the Company’s industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively rated insurance program. The industrial contract services gross margins excluding the impact of these items were approximately 14.9% and 14.4% for the fiscal 2021 and fiscal 2020, respectively.

(Amounts in thousands except per share data, unless otherwise stated)

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•	Compensation and benefits in the operating divisions, which includes salaries, wages and commissions earned by the Company’s employment consultants, recruiters and branch managers on permanent and temporary placements;

•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of corporate functions, including principally, finance, legal, human resources and information technology functions;

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses;

•	Recruitment advertising, which includes the cost of identifying and tracking job applicants; and

•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

The Company’s SG&A for fiscal 2021, decreased by $2,750 as compared to fiscal 2020. SG&A for fiscal 2021 as a percentage of revenue was approximately 28% versus 34% for fiscal 2020. The decrease in SG&A expenses as a percentage of revenue is primarily attributable to the significant recovery and improvement in revenues discussed earlier and the Company’s mitigating efforts to reduce and manage costs to position the Company for recovery and profitable growth. Additionally, SG&A in fiscal 2020 included a charge to bad debt expense of $1,653 related to a key customer in our industrial segment that filed for bankruptcy protection in fiscal 2020. In fiscal 2021, a settlement with this customer lead to bad debt recovery of $413.

SG&A also includes certain non-cash costs, expenses incurred related to acquisition, integration and restructuring, non-recurring items, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations, and other items that have been eliminated on a going forward basis or are of an isolated, non-recurring nature. These costs were $412 and $4,277 for fiscal 2021 and fiscal 2020, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions. The significant reduction in the amount of these items in fiscal 2021, as compared with fiscal 2020, is primarily associated with the significant actions undertaken and completed in fiscal 2020 to mitigate the negative impacts of the COVID-19 pandemic.

Depreciation Expense

Depreciation expense was $311 and $248 for fiscal 2021 and 2020, respectively. The increase in depreciation expense is due to fixed asset additions.

Amortization Expense

Amortization expense was $4,089, and $5,038 for fiscal 2021 and 2020, respectively. The decrease is due to amortization completion of certain SNI intangible assets related to non-compete agreements that were fully amortized as of March 31, 2020.

Goodwill Impairment

The Company performed annual goodwill impairment testing effective as of September 30, 2021, and allocates its goodwill among two reporting units, its Professional reporting unit and its Industrial reporting unit, for purposes of evaluation for impairments. As a result of the evaluation performed, the estimated fair value of the Company’s Professional reporting unit and Industrial reporting unit exceeded the carrying value of the net assets as of September 30, 2021. For purposes of performing this goodwill impairment assessment, management applied valuation techniques and assumptions to its Professional and Industrial reporting units as reporting units and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings and other possible factors and their effects on estimated fair value of the Company’s reporting units.

(Amounts in thousands except per share data, unless otherwise stated)

Due to a previous sustained decline in the market capitalization of our common stock during fiscal 2020, we also performed a goodwill impairment assessment in accordance with the provisions of ASU 2017-04 and recognized a non-cash charge for the impairment of goodwill of $8,850 in fiscal 2020. Management also considered the Company’s market capitalization, reported on the NYSE American exchange, in conducting its assessment, which was lower than its consolidated net book value (consolidated stockholders’ equity). Management believed that the declines in global economic and labor market conditions and other disruptions caused by the COVID-19 pandemic that had negatively impacted the Company’s business and operating results also was a contributing factor to the Company’s stock prices, market capitalization, and potentially, the value of its goodwill resulting, in part, in the non-cash impairment charge recognized during fiscal 2020.

Income (Loss) from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, income from operations increased by $20,323 to $6,490 for fiscal 2021 from $(13,833) for fiscal 2020. The increase is due to the factors described above including a significant improvement and recovery in revenues and the Company’s mitigating efforts beginning in approximately mid-March 2020 to restore and grow revenues, and to manage costs effectively to adapt to the COVID-19 pandemic and position the Company for recovery. Other significant factors include the decrease in bad debt expense of $2,205 in fiscal 2021 compared to fiscal 2020. Fiscal 2020 also had a goodwill impairment non-cash charge of $8,850.

Interest Expense

Interest expense decreased by $6,355 to $5,878 for fiscal 2021 from $12,233 for fiscal 2020. This decrease is mostly attributable to the interest expense related to the former Senior Credit Agreement, 9.5% Notes, and 10% Notes that were included in the fiscal 2020. The Company’s former Senior Credit Agreement contributed $4,684 and $8,962 in interest expense for fiscal 2021 and fiscal 2020, respectively. On April 20, 2021, the Company retired and fully repaid its remaining principal and accrued interest balances under its former Senior Credit Agreement.

Provision for Income Taxes

The Company recognized provisions for income tax expense of $58 and $597 in fiscal 2021 and 2020, respectively. The composition of the Company’s income tax provisions is relatively complex; however, the net decrease in the provision for fiscal 2021 as compared with fiscal 2020 can be attributed to lower state and local taxes in certain jurisdictions.

Net Income (Loss)

The Company’s net income (loss) was $6 and $(14,347) for fiscal 2021 and 2020, respectively. In addition to the changes in income (loss) from operations as outlined above, including notably, the decrease in interest expense of $6,355 from fiscal 2020 to fiscal 2021, and the goodwill impairment charge of $8,850 recognized in fiscal 2020, which did not recur in fiscal 2021.

Net Income Attributable to Common Stockholders

Net Income Attributable to Common Stockholders decreased by $10,122 to $6 for fiscal 2021 from $10,128 for fiscal 2020. The significant contributing item in fiscal 2020 was the net gain of $24,475, resulting from extinguishment of the Company’s outstanding preferred stock on June 30, 2020.

The Company continues to seek opportunities to increase revenue and closely manage costs, including opportunities to selectively add revenue producing resources in key markets and industry verticals. The Company also seeks to organically grow its professional contract services revenue and direct hire placement revenue, including business from staff augmentation, permanent placement, statement of work (SOW) and other human resource solutions in the information technology, engineering, healthcare and finance and accounting higher margin staffing specialties. The Company’s strategic plans to achieve this goal involve setting aggressive new business growth targets, initiatives to increase services to existing customers, increasing its numbers of revenue producing core professionals, including primarily, business development managers and recruiters, and assessments of the effectiveness of compensation, commission and bonus plans to identify enhancements to incentivize producers. Senior management also has frequent interaction with the field and facilitates collaboration among brands and locations to identify and share growth opportunities, and to monitor and motivate growth. The Company’s strategic plan contains both internal and acquisition growth objectives to increase revenue in the aforementioned higher margin and more profitable professional services sectors of staffing.

(Amounts in thousands except per share data, unless otherwise stated)

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under its current and former asset-based senior secured revolving credit facilities. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees and employment-related expenses, operating costs and expenses, taxes and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal
	2021	2020
Cash flows provided by (used in) operating activities	$370	$(2,247)
Cash flows used in investing activities	$(126)	$(119)
Cash flows (used in) provided by financing activities	$(4,371)	$12,385

At September 30, 2021, the Company had $9,947 of cash which was a decrease of $4,127 from $14,074 at September 30, 2020. At September 30, 2021, the Company had working capital of $2,528 compared to $13,351 of working capital at September 30, 2020. The decrease in cash at September 30, 2021 from September 30, 2020 is mainly the culmination of financing activities during fiscal 2021, as further discussed below, including payment of fees in the amount of $4,978, related to the retirement of the Company’s former senior credit agreement.

Net cash provided by (used in) operating activities for fiscal 2021 and fiscal 2020 was $370 and $(2,247), respectively. The revenue growth and other improvements in operating results, including the significant reduction in interest expense and other cost savings, described in management’s discussion and analysis, above, contributed the cash from operations for fiscal 2021.

Cash flows used in investing activities for fiscal 2021 and fiscal 2020 was $126 and $119, respectively. The primary use of cash for these activities was for the acquisition of property and equipment in fiscal 2021 and fiscal 2020.

Cash flows (used in) provided by financing activities for the fiscal 2021 and fiscal 2020 were $(4,371) and $12,385, respectively. The net cash used in financing activities during fiscal 2021 was primarily attributable to the full repayment and retirement of the Company’s former high-cost senior revolving credit facility and term loan on April 20, 2021, using the net proceeds received from the Company’s follow-on public offering initially closed on April 19, 2021, and followed by additional net proceeds from exercise of an over-allotment option by the underwriters. In addition, the Company incurred direct costs and expenses associated with its new senior bank asset backed loan facility. No significant amounts due were outstanding on the new credit facility and the Company estimates that it has borrowing availability of approximately $15,280 at September 30, 2021. The net cash provided by financing activities during fiscal 2020 was due to net proceeds received from CARES Act PPP Loans, offset by scheduled or required debt repayments and settlements, including the conversions and retirement of the Company’s former subordinated debt and mezzanine preferred stock.

Minimum debt service payments, including principal and interest, for the twelve-month period commencing after the close of business on September 30, 2021, were approximately $16,741. Monthly principal and interest payments under the Company’s PPP loans are to be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender, or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. The Company has filed applications for forgiveness of all nine of its PPP loans. Five have been fully forgiven by the SBA and the remaining four have been approved by BBVA, the Company’s PPP lender, and were at the SBA awaiting completion of their review as of September 30, 2021.

(Amounts in thousands except per share data, unless otherwise stated)

On December 14, 2021, the Company received formal notification that the remaining four (4) operating subsidiaries’ PPP loans were fully forgiven by the SBA, including 100% of their respective outstanding principal and interest. The outstanding principal and accrued interest balances of these remaining PPP loans, one each for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the aggregate amount of $16,741, are included in the Company’s current liabilities as of September 30, 2021, in the accompanying consolidated balance sheet. The forgiveness of these four loans will be recorded in the Company’s first fiscal quarter of the 2022 fiscal year ending December 31, 2021, by eliminating them from the consolidated balance sheet with corresponding gains in income.

Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on September 30, 2021, are approximately $1,888. All the Company’s office facilities are leased.

The Company experienced net losses for fiscal 2020 and in recent prior fiscal years, which also negatively impacted the Company’s ability to generate liquidity. During much of this period, the Company significantly restructured its operations, made significant cost reductions, including closing and consolidating unprofitable locations, eliminating underperforming personnel while pursuing top talent, implemented strategic management changes, and intensified focus on stabilizing the business and restoring profitable growth. As a result of these actions, management believes the Company had begun to see its operations and business stabilize.

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the COVID-19. These included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects have continued to be felt to an extent across all businesses, with the most significant impacts being felt in the industrial segment and finance, accounting and office clerical end markets within the professional segment.

Between April 29 and May 7, 2020, the Company was able to obtain CARES Act relief financing under the Paycheck Protection Program (“PPP Loans”) for each of its operating subsidiaries, in the aggregate amount of $19,927. These funds were the only source of financing available to our companies and businesses and were absolutely critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to produce and meet our foreseeable liquidity requirements in the midst of the worldwide COVID-19 pandemic.

The Company and its operating subsidiaries have submitted applications and required documentation for forgiveness of their respective outstanding PPP loans initially to their lender, BBVA USA, which in turn, reviewed, initially approved, and forwarded them on to the SBA. During fiscal 2021, the Company’s subsidiaries, Scribe Solutions, Inc., Triad Personnel Services, Inc., Triad Logistics, Inc., Access Data Consulting Corporation, and Agile Resources, Inc. were notified by the SBA that their total outstanding PPP loans and accrued interest were forgiven in the amounts of $279, $408, $79, $1,470, and $1,220, respectively. Applications for forgiveness of the outstanding PPP loans to GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc. and SNI Companies, Inc., in the aggregate amounts of $16,741, including accrued interest, remained at the SBA for review and approval as of September 30, 2021.

As discussed above, on December 14, 2021, the Company received formal notification that the remaining four (4) operating subsidiaries’ PPP loans were fully forgiven by the SBA, including 100% of their respective outstanding principal and interest. The PPP loans obtained by GEE Group Inc., as a public company, and some of its operating subsidiaries, together as an affiliated group, have exceeded the $2,000 audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future. If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid. If the companies are unable to repay the portions of their PPP loans that ultimately are not forgiven from available liquidity or operating cash flow, they may be required to raise additional equity or debt capital to repay the PPP loans.

(Amounts in thousands except per share data, unless otherwise stated)

On June 30, 2020, the Company completed a comprehensive financial restructuring and eliminated approximately $19,685 of its subordinated indebtedness and approximately $27,695 of its convertible preferred stock as required pursuant to the terms of the Seventh Amendment, dated as of April 28, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017. As a result of the completion of these transactions the Company was able to repurchase, convert and eliminate obligations totaling $47,380, in exchange for $4,978 in cash and 1,811 shares of its common stock, resulting in net gains of $12,316 on the extinguishment of subordinated debt and $24,475 on the redemption of its Class B preferred stock. The cash available for the fundings for these transactions was facilitated by the Company’s senior lenders who agreed to significant liquidity concessions under the Former Senior Credit Agreement, including the deferral of payment of a comparable amount of fees.

On April 19, 2021, the Company completed the initial closing of a follow-on public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,478. On April 27, 2021, the underwriters of the Company’s April 19, 2021, public offering exercised in full their 15% over–allotment option to purchase an additional 12,500 common shares (the “option shares”) of the Company at the public offering price of $0.60 per share. The Company closed the transaction on April 28, 2021 and received net proceeds from the sale of the option shares of approximately $6,937, after deducting the applicable underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its existing Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments. The Company took a one-time charge of $4,004 which represents unamortized debt issue costs associated with its former senior debt.

On May 14, 2021, GEE Group Inc. and its subsidiaries, Agile Resources, Inc., Access Data Consulting Corporation, BMCH, Inc., GEE Group Portfolio, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Personnel Services, Inc., and Triad Logistics, Inc. entered a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A. (the “CIT Facility”). The CIT Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The CIT Facility matures on the fifth anniversary of the closing date (May 14, 2026). Concurrent with the May 14, 2021 closing of the CIT Facility, the Company borrowed $5,326 and utilized these funds to pay all remaining unpaid Exit and Restructuring Fees due to its former senior lenders in the amount of $4,978, with the remainder going to direct fees and costs associated with the CIT Facility.

Under the CIT Facility, advances will be subject to a borrowing base formula that will be computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offering Rate (“LIBOR” or any successor thereto) for the applicable interest period, subject to a 1% floor, plus the applicable margin. The CIT Facility also contains provisions addressing the potential future replacement of LIBOR utilized and referenced in the loan agreement, in the event LIBOR becomes no longer available. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery continues.

(Amounts in thousands except per share data, unless otherwise stated)

Off-Balance Sheet Arrangements

As of September 30, 2021, and 2020, and during the two fiscal years then ended, there were no transactions, agreements, or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Revenue Recognition

Revenues from contracts with customers are generated through the following services: direct hire placement services, temporary professional services staffing, and temporary industrial staffing. Revenues are recognized when promised services are performed for customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales adjustments or allowances.

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

See Note 16 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our customer and the services offered. The terms between invoicing and when payments are due are not significant.

(Amounts in thousands except per share data, unless otherwise stated)

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

Fair Value Measurement

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

(Amounts in thousands except per share data, unless otherwise stated)

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, at least annually and on an interim basis when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

The Company performed annual goodwill impairment testing effective as of September 30, 2021, and allocates its goodwill among two reporting units: its professional reporting unit and its industrial reporting unit for purposes of evaluation for impairments. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and 2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques rely upon assumptions and other factors, such as the estimated future cash flows of our reporting units, the discount rate used to determine the present value of future cash flows, and the market multiples of comparable companies utilized. In applying our methods, we consider and use averages and medians in the selection of assumptions derived from comparable companies or market data, where applicable, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

For purposes of performing this goodwill impairment assessment, management applied the valuation techniques and assumptions to its professional and industrial segments as reporting units discussed above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units.

As a result of the evaluation performed, the estimated fair value exceeded the carrying value of its net assets of the Company’s professional and industrial reporting units as of September 30, 2021.

The Company’s market capitalization, as recently reported on the NYSE American exchange, has been lower than its consolidated net book value (consolidated stockholders’ equity), as reported in its consolidated financial statements as of September 30, 2021. Management believes that this entire difference can be attributed to an implied control or acquisition premium inherent in the Company’s stock price, especially considering and taking into account volatility and other effects since the onset of the COVID-19 pandemic. At the same time, and while market control and acquisition premiums have risen in 2020 and 2021, relative to prior years, the Company expects its consolidated book value and the carrying values of its professional and industrial segment reporting units to continue to rise. There can be no assurance that this will occur. However, if this occurs and the Company’s market price and market capitalization do not respond adequately to reflect such increases, it is possible that this would result in a triggering event and require updated testing of goodwill resulting in a possible impairment charge.

In the process of preforming our required annual goodwill impairment testing, we recognized a non-cash charge for the impairment of goodwill of $8,850 in fiscal 2020. Management believes that the impact in global economic and labor market conditions and other disruptions caused by the COVID-19 pandemic that have negatively impacted the Company’s business and operating results also are a contributing factor to the Company’s stock prices, market capitalization, and potentially, the value of its goodwill resulting, in part, in the non-cash impairment charge recognized during fiscal 2020.

(Amounts in thousands except per share data, unless otherwise stated)

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that these assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. In the event the net carrying value of the Company’s long-lived assets are determined not to be recoverable, they are reduced to fair value, which is typically calculated using one or a combination of the relief from royalty method, the multiple of excess cash flow method, and/or other applicable adaptations of the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the professional and industrial reporting units. The Company did not record any impairments to its long-lived assets during fiscal 2021 and 2020.

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

Recent Accounting Pronouncements

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

(Amounts in thousands except per share data, unless otherwise stated)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted for public business entities for periods for which financial statements have not been issued. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. The guidance has not impacted the consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our consolidated financial statements in the future.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GEE Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GEE Group Inc. (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Goodwill and Long-lived Assets

As discussed in Note 2 to the consolidated financial statements, the Company reviews goodwill on an annual basis for impairment, or when events and circumstances indicate that the asset might be impaired. Additionally, the Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is generally determined using forecasted cash flows discounted using an estimated weighted average cost of capital. As of September 30, 2021, the Company had goodwill of approximately $63.4 million. Long-lived assets consisted of property and equipment, net, intangible assets subject to amortization, and right of use assets, net, totaling approximately $19.4 million.

We identified the evaluation of the impairment analysis of goodwill and long-lived assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the earnings multiples, control premium, and the estimated undiscounted future cash flows used to test reporting units for recoverability and the determination of fair value of the relevant assets when required.

How We Addressed the Matter in Our Audit

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding and evaluated the procedures over management’s impairment review process. We evaluated management’s significant assumptions and tested data inputs utilized in fair value assessment of goodwill, including earnings multiples and the control premium. We also evaluated management’s significant assumptions and data inputs utilized in the calculation of future undiscounted cash flows. We evaluated management’s ability to accurately forecast future operating cash flows by comparing actual results to management’s historical forecasts.

/s/ Friedman LLP

We have served as the Company’s auditor since 2012.

Marlton, New Jersey

December 23, 2021

GEE GROUP INC. CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30,
ASSETS	2021	2020
CURRENT ASSETS:
Cash	$9,947	$14,074
Accounts receivable, less allowances ($286 and $2,072, respectively)	23,070	16,047
Prepaid expenses and other current assets	668	1,393
Total current assets	33,685	31,514
Property and equipment, net	765	906
Goodwill	63,443	63,443
Intangible assets, net	14,754	18,843
Right-of-use assets	3,920	4,623
Other long-term assets	1,022	684
TOTAL ASSETS	$117,589	$120,013

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,257	$2,051
Accrued compensation	6,413	5,506
Current Paycheck Protection Program Loans and accrued interest	16,741	2,243
Current operating lease liabilities	1,681	1,615
Other current liabilities	4,065	6,748
Total current liabilities	31,157	18,163
Deferred taxes	591	430
Paycheck Protection Program loans and accrued interest	-	17,779
Revolving credit facility	-	11,828
Term loan, net of discount	-	37,752
Noncurrent operating lease liabilities	3,006	3,927
Other long-term liabilities	2,066	2,756
Total long-term liabilities	5,663	74,472

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares, designated 160 shares of Series A,
5,950 shares of Series B, 3,000 shares of Series C, none issued	-	-
Total mezzanine equity	-	-

SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 114,100 shares
at September 30, 2021 and 17,667 shares at September 30, 2020, respectively	-	-
Additional paid in capital	111,416	58,031
Accumulated deficit	(30,647)	(30,653)
Total shareholders' equity	80,769	27,378
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$117,589	$120,013

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30,
(in thousands except per share data)	2021	2020
NET REVENUES:
Contract staffing services	$129,802	$114,526
Direct hire placement services	19,078	15,309
NET REVENUES	148,880	129,835

Cost of contract services	96,339	85,131
GROSS PROFIT	52,541	44,704

Selling, general and administrative expenses (including noncash
stock-based compensation expense of $970 and $1,559 respectively)	41,651	44,401
Depreciation expense	311	248
Amortization of intangible assets	4,089	5,038
Goodwill impairment charge	-	8,850
INCOME (LOSS) FROM OPERATIONS	6,490	(13,833)
(Loss) gain on extinguishment of debt	(548)	12,316
Interest expense	(5,878)	(12,233)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	64	(13,750)
Provision for income tax	(58)	(597)
NET INCOME (LOSS)	6	(14,347)
Gain on redeemed preferred stock	-	24,475
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6	$10,128

BASIC EARNINGS PER SHARE	$0.00	$0.67
DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(1.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	60,594	15,214
DILUTED	61,948	21,570

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
(in thousands)	Shares	In Capital	Deficit	Equity

Balance, September 30, 2019	12,538	$49,990	$(40,781)	$9,209

Share-based compensation	23	1,559	-	1,559
Issuance of stock for restricted stock	500	-	-	-
Issuance of stock for interest	2,795	1,204	-	1,204
Issuance of stock for debt conversion	1,718	5,185	-	5,185
Issuance of stock for preferred stock conversion	93	93	-	93
Net Loss	-	-	(14,347)	(14,347)
Gain on redemption of preferred stock	-	-	24,475	24,475
Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378

Share-based compensation	-	970	-	970
Issuance of stock for restricted stock	600	-	-	-
Sale of common stock in public offering	95,833	52,415	-	52,415
Net income	-	-	6	6
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$80,769

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6	$(14,347)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss (gain) on extingishment of debt	548	(12,316)
Depreciation and amortization	4,400	5,286
Goodwill impairment charge	-	8,850
Non-cash lease expense	1,344	1,623
Stock compensation expense	970	1,559
(Decrease) increase in allowance for doubtful accounts	(546)	1,557
Deferred income taxes	161	130
Amortization of debt discount	941	1,779
Interest expense paid with common and preferred stock	-	1,288
Paid in kind interest on term loan	1,210	1,242
Change in acquisition deposit for working capital guarantee	-	(783)
Changes in operating assets and liabilities:
Accounts receivable	(6,477)	3,222
Accrued interest	513	95
Accounts payable	206	(2,156)
Accrued compensation	907	2,729
Change in other assets, net of change in other liabilities	(3,813)	(2,005)
Net cash provided by (used in) operating activities	370	(2,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(126)	(119)
Net cash used in investing activities	(126)	(119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	(44,194)	(500)
Debt issue costs	(764)	-
Proceeds from the sale of common stock in public offering	52,415	-
Net payments on subordinate debt	-	(1,724)
Payments on preferred stock redemption	-	(2,931)
Net proceeds from CARES Act Paycheck Protection Program Loans	-	19,927
Net payments on revolving credit	(11,828)	(2,387)
Net cash (used in) provided by financing activities	(4,371)	12,385

Net change in cash	(4,127)	10,019

Cash at beginning of year	14,074	4,055

Cash at end of year	$9,947	$14,074

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$3,670	$7,785
Cash paid for taxes	293	80
Non-cash investing and financing activities
Acquisition of equipment with finance lease	76	184
Conversion of 8% subordinated notes to common stock by related parties	-	1,000
Conversion of 10% subordinated notes to common stock	-	4,185
Conversion of series C preferred stock to common by related parties	-	93
Redemption of series B preferred stock	-	24,441
Redemption of series C preferred stock	-	34
Accrued fees on term loan	-	4,978
Right-of-use assets, net of deferred rent	656	6,246
Operating lease liability	656	6,687
Paycheck Protection Program loan forgiveness	3,456	-

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

1. Description of Business

GEE Group Inc. (the “Company”, “us”, “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, engineering, medical and accounting professionals for direct hire and contract staffing for our clients and provide temporary staffing services for our industrial clients.

The Company’s fiscal year begins on October 1 and ends on September 30 of each year. Fiscal 2021 and fiscal 2020 refer to the fiscal years ended September 30, 2021 and 2020, respectively.

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

On April 19, 2021, the Company completed the initial closing of a follow-on public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,478. On April 27, 2021, the underwriters of the Company’s follow-on public offering exercised, in full, their 15% over–allotment option to purchase an additional 12,500 common shares (the “option shares”) of the Company at the public offering price of $0.60 per share. The Company closed the transaction on April 28, 2021 and received net proceeds from the sale of the option shares of approximately $6,937, after deducting the applicable underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its former Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and for at least the next twelve months assuming the negative economic effects of COVID-19 do not worsen, and that economic recovery continues.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

As of September 30, 2021, the Company had cash of $9,947, which was a decrease of $4,127 from $14,074 as of September 30, 2020. Net working capital as of September 30, 2021 was $2,528 as compared to net working capital of  $13,351 for September 30, 2020. The decrease in cash at September 30, 2021 from September 30, 2020 is mainly the culmination of financing activities during fiscal 2021, as further discussed below, including payment of fees in the amount of $4,978, related to the retirement of the Company’s former senior credit agreement.

Coronavirus (“COVID-19”) Pandemic, Paycheck Protection Program Loans and Deferral of Federal Payroll Taxes under the CARES Act

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. These effects lessened in fiscal 2021 but have continued to be felt to an extent with the most significant impacts being felt in the industrial segment, and in the finance, accounting and office clerical (“FA&O”) end markets within the professional segment.

Between April 29 and May 7, 2020, the Company and eight of its operating subsidiaries obtained loans in the aggregate amount of $19,927 from BBVA USA (“BBVA”), as lender, pursuant to the Payroll Protection Plan (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). These funds were the only source of financing available to our companies and businesses and have been and continue to be critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to provide our services and meet our foreseeable liquidity requirements in the midst of this continuing worldwide Coronavirus Pandemic. The Company accounted for the PPP loans as a debt (See Note 10 in accordance with Accounting Standards Codification (“ASC”) Topic 470 Debt. Accordingly, the PPP loans are recognized as current debt in the Company’s accompanying consolidated financial statements.

The Company and its operating subsidiaries have submitted applications for forgiveness of their respective outstanding PPP loans. During fiscal 2021, the Company’s subsidiaries Scribe Solutions, Inc., Triad Personnel Services, Inc., Triad Logistics, Inc., Access Data Consulting Corporation, and Agile Resources, Inc. were each notified by the SBA that their total outstanding PPP loans and accrued interest were forgiven in the amounts of $279, $408, $79, $1,470, and $1,220 respectively. See Note 10 regarding the Companies’ PPP loans.

On December 14, 2021, the Company received formal notification that the remaining four (4) operating subsidiaries’ PPP loans were fully forgiven by the SBA, including 100% of their respective outstanding principal and interest. The outstanding principal and accrued interest balances of these remaining PPP loans, one each for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the aggregate amount of $16,741, are included in the Company’s current liabilities as of September 30, 2021, in the accompanying consolidated balance sheet. The forgiveness of these four loans will be recorded in the Company’s first fiscal quarter of the 2022 fiscal year ending December 31, 2021, by eliminating them from the consolidated balance sheet with corresponding gains in income.

The PPP loans obtained by GEE Group Inc., as a public company, and some of its operating subsidiaries, together as an affiliated group, have exceeded the $2,000 audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future. If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid. If the companies are unable to repay the portions of their PPP loans that ultimately are not forgiven from available liquidity or operating cash flow, they may be required to raise additional equity or debt capital to repay the PPP loans. The Company, under the CARES Act, also was eligible to defer paying $3,692 of applicable payroll taxes as of September 30, 2021, which is included in long and short-term liabilities in the accompanying consolidated financial statements. The deferred deposits of the employer’s share of Social Security tax must be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, fifty (50) percent of the eligible deferred amount, and the remaining amount by December 31, 2022.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Financial Restructuring

On June 30, 2020, the Company completed a comprehensive financial restructuring and eliminated approximately $19,685 of its subordinated indebtedness and approximately $27,695 of its convertible preferred stock as required pursuant to the terms of the Seventh Amendment, dated as of April 28, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017. As a result of the completion of these transactions the Company was able to repurchase, convert and eliminate obligations totaling $47,380, in exchange for $4,978 in cash and 1,811 shares of its common stock, resulting in net gains of $12,316 on the extinguishment of subordinated debt and $24,475 on the redemption of its Class B preferred stock. The cash available for the fundings for these transactions was facilitated by the Company’s senior lenders who agreed to significant liquidity concessions under the Former Senior Credit Agreement, including the deferral of payment of a comparable amount of fees.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

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

Revenue Recognition

Revenues from contracts with customers are generated from direct hire placement services, temporary professional services staffing, and temporary industrial staffing. Revenues are recognized when promised services are performed for customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales adjustments or allowances.

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

Falloffs and refunds during the period are reflected in the statements of operations as a reduction of placement service revenues and were approximately $1,598 in fiscal 2021 and $1,375 in fiscal 2020. Expected future falloffs and refunds are estimated and reflected in the consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

See Note 16 for disaggregated revenues by segment.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2021, and September 30, 2020, there were no cash equivalents. Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the Federal Deposit Insurance Corporation. We have never experienced any losses related to these balances.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. An allowance for placement falloffs also is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. Management believes that the nature of the contract service business, wherein client companies are generally dependent on our contract employees in the same manner as permanent employees for their production cycles and the conduct of their respective businesses contributes to a relatively small accounts receivable allowance.

As of September 30, 2021 and September 30, 2020 allowance for doubtful accounts was $286 and $2,072, respectively. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloff reserves of $115 and $287 as of September 30, 2021 and September 30, 2020, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for fiscal 2021 and fiscal 2020.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying value of the Company’s long-term liabilities represents their fair value based on level 3 inputs. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using a combination of level 2 and level 3 inputs, as discussed in Note 6.

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

The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 1,354 and 6,356 for fiscal 2021 and 2020, respectively. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 1,536 and 1,689 for the fiscal 2021 and 2020, respectively.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The following table contains the Company’s calculations of basic net income per share and diluted net income (loss) per share:

Basic net income (loss) per share computation:	September 30, 2021	September 30, 2020
Net Income/(Loss)	$6	$(14,347)
Add: gain on redeemed preferred stock	-	24,475
Net income attributable to common stockholders	6	10,128
Weighted-average common shares outstanding	60,594	15,214
Basic net income per share	$0.00	$0.67

Diluted net income per share computation:
Net income attributable to common stockholders	6	10,128
Less: gain on redeemed preferred stock	-	(24,475)
Less: gain on extinguishment of convertible debt	-	(11,405)
Add: interest expense on convertible note	-	1,204
Diluted income (loss) attributable to common stockholders	$6	$(24,548)
Weighted average common shares outstanding	60,594	15,214
Incremental shares attributable to the assumed conversion of preferred stock, convertible debt, restricted stock and exercise of outstanding stock options and warrants	1,354	6,356
Total adjusted weighted-average shares	61,948	21,570
Diluted net income (loss) per share	$0.00	$(1.14)

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $1,771 and $1,913 for fiscal 2021 and fiscal 2020, respectively.

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

The Company performed annual goodwill impairment testing effective as of September 30, 2021, and allocates its goodwill among two reporting units: its professional reporting unit and its industrial reporting unit for purposes of evaluation for impairments. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: 1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and 2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques rely upon assumptions and other factors, such as the estimated future cash flows of our reporting units, the discount rate used to determine the present value of future cash flows, and the market multiples of comparable companies utilized. In applying our methods, we consider and use averages and medians in the selection of assumptions derived from comparable companies or market data, where applicable, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

For purposes of performing its annual goodwill impairment assessment, the Company applied the valuation techniques and assumptions to its professional and industrial segments as reporting units discussed above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units.

As a result of the evaluation performed, the estimated fair value exceeded the carrying value of its net assets of the Company’s professional and industrial reporting units as of September 30, 2021.

The Company’s market capitalization, as recently reported on the NYSE American exchange, has been lower than its consolidated net book value (consolidated stockholders’ equity), as reported in its consolidated financial statements as of September 30, 2021.  Management believes that this entire difference can be attributed to an implied control or acquisition premium inherent in the Company’s stock price, especially considering and taking into account volatility and other effects since the onset of the COVID-19 pandemic.  At the same time, and while market control and acquisition premiums have risen in 2020 and 2021, relative to prior years, the Company expects its consolidated book value and the carrying values of its professional and industrial segment reporting units to continue to rise. There can be no assurance that this will occur. However, if this occurs and the Company’s market price and market capitalization do not respond adequately to reflect such increases, it is possible that this would result in a triggering event and require updated testing of goodwill resulting in a possible impairment charge.

In the process of preforming our required annual goodwill impairment testing, we recognized a non-cash charge for the impairment of goodwill of $8,850 in fiscal 2020. Management believes that the impact in global economic and labor market conditions and other disruptions caused by the COVID-19 pandemic that have negatively impacted the Company’s business and operating results also are a contributing factor to the Company’s stock prices, market capitalization, and potentially, the value of its goodwill resulting, in part, in the non-cash impairment charge recognized during fiscal 2020.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that these assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. In the event the net carrying value of the Company’s long-lived assets are determined not to be recoverable, they are reduced to fair value, which is typically calculated using one or a combination of the relief from royalty method, the multiple of excess cash flow method, and/or other applicable adaptations of the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the Professional and Industrial reporting units. The Company did not record any impairments to its long-lived assets during fiscal 2021 and 2020.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with FASB ASC 718, “Compensation-Stock Compensation”. Such options are valued using the Black-Scholes option pricing model.

See Note 12 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2021 and 2020, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, and (b) temporary professional contract services staffing in the fields of information technology, engineering, medical, and accounting, and (c) temporary contract industrial staffing. The Company’s services can be divided into two reporting units: Industrial Staffing Services and Professional Staffing Services. Selling, general and administrative expenses are not entirely allocated among the Industrial and Professional Staffing Services reporting units. Operating results are regularly reviewed by the chief operating decision maker to make determinations about resources to be allocated to the segment and to assess its performance. Other factors, including type of business, type of employees, length of employment and revenue recognition are considered in determining the Company’s operating segments.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

3. Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted for public business entities for periods for which financial statements have not been issued. An entity that elects early adoption in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption should adopt all the amendments in the same period. We are still evaluating the impact of this ASU on the Company’s consolidated financial statements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. The guidance has not impacted the consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our consolidated financial statements in the future.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	September 30, 2021	September 30, 2020

Computer software	$462	$1,535
Office equipment, furniture, fixtures and leasehold improvements	3,042	3,595
Total property and equipment, at cost	3,504	5,130
Accumulated depreciation and amortization	(2,739)	(4,224)
Property and equipment, net	$765	$906

Depreciation expense for fiscal 2021 and 2020 was $311 and $248, respectively.

5. Leases

The Company leases space for all its branch offices, which are generally located either in downtown or suburban business centers, and for its corporate headquarters. Branch offices are generally leased over periods ranging from three to five years. The corporate office lease expires in 2026. The leases generally provide for payment of basic rent plus a share of building real estate taxes, maintenance costs and utilities.

Operating lease expenses were $2,191 and $2,433 for fiscal 2021 and 2020, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Fiscal 2021	Fiscal 2020
Cash paid for operating lease liabilities	$1,893	1,946
Right-of-use assets obtained in exchange for new operating lease liabilities	$656	733

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Supplemental balance sheet information related to leases consisted of the following:

	Fiscal 2021	Fiscal 2020
Weighted average remaining lease term for operating leases	2.7 years	2.4 years
Weighted average discount rate for operating leases	5.9%	6.0%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2021, including certain closed offices are as follows:

Fiscal 2022	$1,888
Fiscal 2023	1,365
Fiscal 2024	1,079
Fiscal 2025	572
Fiscal 2026	194
Thereafter	29
Less: Imputed interest	(440)
Present value of operating lease liabilities (a)	$4,687

(a)	Includes current portion of $1,681 for operating leases.

6. Goodwill and Intangible Assets

Goodwill

Goodwill assets as of September 30, 2021 and 2020, consisted of the following:

	September 30,
	2021	2020
Goodwill, beginning of fiscal year	$63,443	$72,293
Impairment charges	-	(8,850)
Goodwill, end of fiscal year	$63,443	$63,443

For purposes of performing its annual goodwill impairment assessment as of September 30, 2021 and 2020, the Company applied the valuation techniques and assumptions to its professional and industrial segments as reporting units discussed in Note 2, above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units.

As a result of the evaluation performed, the estimated fair value exceeded the carrying value of its net assets of the Company’s professional and industrial reporting units as of September 30, 2021.

The Company’s market capitalization, as recently reported on the NYSE American exchange, has been lower than its consolidated net book value (consolidated stockholders’ equity), as reported in its consolidated financial statements as of September 30, 2021.  Management believes that this entire difference can be attributed to an implied control or acquisition premium inherent in the Company’s stock price, especially considering and taking into account volatility and other effects since the onset of the COVID-19 pandemic.  At the same time, and while market control and acquisition premiums have risen in 2020 and 2021, relative to prior years, the Company expects its consolidated book value and the carrying values of its professional and industrial segment reporting units to continue to rise. There can be no assurance that this will occur. However, if this occurs and the Company’s market price and market capitalization do not respond adequately to reflect such increases, it is possible that this would result in a triggering event and require updated testing of goodwill resulting in a possible impairment charge.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

In the process of preforming our required annual goodwill impairment testing, we recognized a non-cash charge for the impairment of goodwill of $8,850 in fiscal 2020. Management believes that the impact in global economic and labor market conditions and other disruptions caused by the COVID-19 pandemic that have negatively impacted the Company’s business and operating results also are a contributing factor to the Company’s stock prices, market capitalization, and potentially, the value of its goodwill resulting, in part, in the non-cash impairment charge recognized during fiscal 2020.

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of September 30, 2021 and September 30, 2020 and estimated future amortization expense.

	September 30, 2021			September 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$15,844	$13,226	$29,070	$13,188	$15,882
Trade names	8,329	6,801	1,528	8,329	5,379	2,950
Non-Compete agreements	4,331	4,331	-	4,331	4,320	11
Total	$41,730	$26,976	$14,754	$41,730	$22,887	$18,843

Estimated Amortization Expense

Fiscal 2022	$3,469
Fiscal 2023	2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Thereafter	916
$14,754

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

The amortization expense for intangible assets was $4,089 and $5,038 for fiscal 2021 and 2020, respectively.

7. Accrued Compensation

Accrued Compensation is comprised of accrued wages, the related payroll taxes, employee benefits of the Company’s employees, including those working on contract assignments, commissions earned and not yet paid and estimated commissions and bonuses payable.

8. Senior Bank Loan, Security and Guarantee Agreement

On May 14, 2021, GEE Group Inc. and its subsidiaries, Agile Resources, Inc., Access Data Consulting Corporation, BMCH, Inc., GEE Group Portfolio, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Personnel Services, Inc., and Triad Logistics, Inc. entered a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A. (the “CIT Facility”). The CIT Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The CIT Facility matures on the fifth anniversary of the closing date (May 14, 2026). Concurrent with the May 14, 2021 closing of the CIT Facility, the Company borrowed $5,326 and utilized these funds to pay all remaining unpaid Exit and Restructuring Fees due to its former senior lenders in the amount of $4,978, with the remainder going to direct fees and costs associated with the CIT Facility.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

As of September 30, 2021, the Company had $0 in outstanding borrowings and approximately $15,280 available for borrowing under the terms of the CIT Facility. As of September 30, 2021, the Company also had $713 in unamortized debt issue cost associated with the CIT Facility.

Under the CIT Facility, advances will be subject to a borrowing base formula that will be computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offering Rate (“LIBOR” or any successor thereto) for the applicable interest period, subject to a 1% floor, plus the applicable margin. The CIT Facility also contains provisions addressing the potential future replacement of LIBOR utilized and referenced in the loan agreement, in the event LIBOR becomes no longer available. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration.

9. Former Revolving Credit, Term Loan and Security Agreement

The Company and its subsidiaries, as co-borrowers, were parties to a Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017 (as amended, amended and restated, restated, supplemented or otherwise modified from time to time, the “Former Credit Agreement”) with certain investment funds managed by MGG Investment Group LP (“MGG”). The Revolving Credit Facility and Term Loan under the Former Credit Agreement, as amended, had maturity date on June 30, 2023.

On April 20, 2021, the Company fully repaid all outstanding indebtedness under its Former Credit Agreement, including accrued and unpaid interest and fees, using the net proceeds from its recent underwritten public offering and available cash. The outstanding debt was comprised of the former Revolving Credit Facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and the former Term Loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459, in the aggregate, was paid in connection with the principal repayments along with $4,978 in remaining unpaid fees. The Company took a one time charge of $4,004 which represented unamortized debt issue costs associated with its former senior debt. The Former Credit Agreement has been terminated and the Company and its subsidiary co-borrowers have been released from their respective collateral and any and all other obligations under the former Credit Agreement.

Former Revolving Credit Facility

As of September 30, 2020, the Company had $11,828 in outstanding borrowings under the Former Revolving Credit Facility, which accrued interest at an annual effective rate of approximately 11%.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Outstanding balances and corresponding amounts were available to be borrowed or required to be repaid under the former Revolving Credit Facility were determined under an agreed upon borrowing base calculation. The Company was generally allowed to borrow amounts of up to 85% of its eligible outstanding accounts receivable, excluding specified past due balances and further reduced for certain reserves and set asides under the Former Credit Agreement. In addition to the Company’s accounts receivable, the Former Revolving Credit Facility was secured by all the Company’s property and assets, whether real or personal, tangible or intangible.

Former Term Loan

The Company had outstanding balances under its Former Term Loan, as follows:

	September 30, 2021	September 30, 2020

Term loan	$-	$42,646
Unamortized debt discount	-	(4,894)
Term loan, net of discount	-	37,752
Short term portion of term loan, net of discounts	-	-
Long term portion of term loan, net of discounts	$-	$37,752

The Former Term Loan was payable in installments, subject to acceleration upon the occurrence of an Event of Default, as specified under the Former Credit Agreement, or payable in full upon termination. The Former Credit Agreement also provided that any and all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses would be due and payable in full on maturity as of June 30, 2023. The Former Credit Agreement also had provisions requiring prepayments upon the occurrence of certain conditions.

As of September 30, 2020, the Company had $42,646 in outstanding borrowings under the Former Term Loan Facility that was at an interest of approximately 11%, plus additional interest at an annual rate 5% in the form of PIK (noncash, paid-in-kind), which accrued and was added to the balance of the Term Loan on a monthly basis.

The Former Credit Agreement included financial and other restrictive covenants. Financial covenants included minimum fixed charge coverage ratios, minimum EBITDA, as defined under the Former Credit Agreement to include certain adjustments, and maximum senior leverage ratios. The Company was required to measure and certify these covenants quarterly. The financial covenants were measured on a trailing four quarter basis as of the end of each quarter. The Company met its financial covenants for the trailing four quarters ended September 30, 2020.

The Former Credit Agreement also permitted capital expenditures up to a certain level and contains customary default and acceleration provisions. The Former Credit Agreement also restricted, above certain levels, acquisitions, incurrence of additional indebtedness, and payment of dividends.

Seventh Amendment to Former Credit Agreement

On April 28, 2020, the Company and its subsidiaries entered into the Seventh Amendment, dated as of April 28, 2020 (the “Seventh Amendment”), to the Former Credit Agreement. The Seventh Amendment represented the most significant loan modification of the Former Credit Agreement since its inception. The Company and its senior lenders previously entered into the Sixth Amendment on February 12, 2020, while negotiating and in contemplation of the larger loan modification contained in Seventh Amendment.

The Seventh Amendment extended the maturity of the Former Credit Agreement from June 30, 2021 to June 30, 2023, lowered cash interest approximately 500 basis points (5%) per annum, postponed quarterly principal payments to recommence beginning June 30, 2021, and reduced the amounts of quarterly principal payments from the current $500 per quarter to $446. The Company also had agreed to pay 5% PIK (non-cash, paid-in-kind) interest on the Former Term Loan only, which, thereafter, was accrued and added to the balance of the Former Term Loan, and to pay a restructuring fee of $3,478 and an exit fee of $1,500, which became fully earned upon the effective date, but were payable upon the occurrence of a triggering event. The triggering events included a change in control, refinancing, maturity, or other termination of the senior loans, and in the case of the restructuring fee, an acquisition by the Company also was considered a triggering event. In addition, the Company had agreed that for each six-month period commencing with the period ending on March 31, 2021 and for each fiscal year commencing with the fiscal year ending on September 30, 2021, it would utilize its “Specified Excess Cash Flow Amount” (as defined in the Former Credit Agreement) to repay amounts outstanding under the Former Credit Agreement.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Under the Seventh Amendment, the Company also agreed to the condition that it would pursue, negotiate, and execute conversions of all of the Company’s outstanding subordinated debt and preferred stock into shares of the Company’s common stock. In the event the Company was able to meet the conversion conditions, it was to have then had the option to settle the restructuring fee, exit fee, and accumulated PIK balance, each when due, in cash or in shares of the Company’s common stock. In the case of the latter, the amount or number of shares distributable to the Senior Lenders would be determined using the most favorable conversion rate at which the holders of the Company’s subordinated indebtedness or preferred stock converted their securities to shares of common stock of the Company in their conversion transactions.

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

Eighth Amendment to Former Credit Agreement and CARES Act Payroll Protection Program Loans

On May 5, 2020, the Company and its subsidiaries entered into nine (9) unsecured promissory notes payable under CARES Act Payroll Protection Program (“PPP”) and received net funds totaling $19,927 in order to obtain needed relief funds for allowable expenses under the CARES Act PPP. On May 5, 2020, the Company also entered into the Eighth Amendment, dated as of May 5, 2020 (the “Eighth Amendment”) to the Former Credit Agreement. The Eighth Amendment served as the conforming amendment under the Former Credit Agreement to enable the Company and its subsidiaries to enter into the PPP loans and additional permitted indebtedness in compliance with the Former Credit Agreement.

Ninth Amendment to Former Credit Agreement

On June 30, 2020, the Company and its subsidiaries entered into the Ninth Amendment, dated as of June 30, 2020 (the “Ninth Amendment”), to the Former Credit Agreement. Under the Ninth Amendment, the Company’s senior lenders agreed to modify the earlier conversion condition of the Seventh Amendment and allow the Company to settle a significant portion of the subordinated debt and preferred stock with up to $5,100 in cash, instead of by converting all of it into the Company’s common stock. In exchange, the Company agreed to settle the exit and restructuring fees agreed to in the Seventh Amendment totaling $4,978, which were accrued as of September 30, 2020, in cash or in shares of the Company’s common stock, except under the Ninth Amendment, the determination of cash or stock would be at the Senior Lender’s discretion and no longer at the Company’s discretion as provided in the earlier Seventh Amendment.

On December 22, 2020, the Company and its subsidiaries entered into a letter amendment, dated as of December 22, 2020, to the Former Credit Agreement. Under the letter amendment, the Company’s senior lenders agreed to modify settlement date for the exit and restructuring fees to on or before June 30, 2021.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

10. CARES Act Payroll Protection Program Loans

Between April 29 and May 7, 2020, the Company obtained for each of its operating subsidiaries a loan from BBVA USA (“BBVA”) pursuant to the Payroll Protection Plan (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP loans were necessary to support ongoing operations due to current economic hardship, uncertainty, and the significant negative effects on the business operations and activity levels of the applicants attributable to COVID-19 including the impact of lockdowns, quarantines and shut-downs. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. Each of the Company’s subsidiaries executed a separate promissory note evidencing unsecured loans under the PPP. The following promissory notes were executed by the Company and its subsidiaries: GEE Group Inc., for $1,992 (the “GEE Group Note”), Scribe Solutions, Inc. for $277 (the “Scribe Note”), Agile Resources, Inc. is for $1,206 (the “Agile Note”), Access Data Consulting Corporation for $1,456 (the “Access Note”), Paladin Consulting, Inc. for $1,925 (the “Paladin Note”), SNI Companies, Inc. for $10,000 (the “SNI Note”), Triad Personnel Services, Inc. for $404 (the “Triad Personnel Note”), Triad Logistics, Inc. for $78 (the “Triad Logistics Note”), and BMCH, Inc. for $2,589 (the “BMCH Note”). The GEE Group Note, the Scribe Note, the Agile Note, the Access Note, the Paladin Note, the SNI Note, the Triad Personnel Note, the Triad Logistics Note, and the BMCH Note are referred to together as the “PPP Notes” and each individually as a “PPP Note”. The loans evidenced by the PPP Notes (the “PPP Loans”) are being made through BBVA as the lender.

The Company and its operating subsidiaries have submitted applications and required documentation for forgiveness of their respective outstanding PPP loans initially to their lender, BBVA USA, which in turn, reviewed, initially approved, and forwarded them on to the SBA. During fiscal 2021, the Company’s subsidiaries, Scribe Solutions, Inc., Triad Personnel Services, Inc., Triad Logistics, Inc., Access Data Consulting Corporation, and Agile Resources, Inc. were notified by the SBA that their total outstanding PPP loans and accrued interest were forgiven in the amounts of $279, $408, $79, $1,470, and $1,220, respectively. Applications for forgiveness of the outstanding PPP loans to GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc. and SNI Companies, Inc., in the aggregate amounts of $16,741, including accrued interest, remained at the SBA for review and approval as of September 30, 2021.

On December 14, 2021, the Company received formal notification that the remaining four (4) operating subsidiaries’ PPP loans were fully forgiven by the SBA, including 100% of their respective outstanding principal and interest. The outstanding principal and accrued interest balances of these remaining PPP loans, one each for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the aggregate amount of $16,741, are included in the Company’s current liabilities as of September 30, 2021, in the accompanying consolidated balance sheet. The forgiveness of these four loans will be recorded in the Company’s first fiscal quarter of the 2022 fiscal year ending December 31, 2021, by eliminating them from the consolidated balance sheet with corresponding gains in income.

The PPP loans obtained by GEE Group Inc., as a public company, and some of its operating subsidiaries, together as an affiliated group, have exceeded the $2,000 audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future. If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid. If the companies are unable to repay the portions of their PPP loans that ultimately are not forgiven from available liquidity or operating cash flow, they may be required to raise additional equity or debt capital to repay the PPP loans.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

11. Former Subordinated Debt – Convertible and Non-Convertible

The Company had outstanding balances under its Former Convertible and Non-Convertible Subordinated Debt agreements, in the aggregate amount of $19,685. On June 30, 2020, the Company entered into repurchase and conversion agreements with each of the holders of its former subordinated debt as described below. The Company generated gains, net of transaction costs, of approximately $12,316 on the extinguishments of its subordinated debt.

10% Convertible Subordinated Note

On June 30, 2020, the Company and Jax Legacy, the sole holder of the Company’s 10% Note, entered into a Note Conversion Agreement (the “Note Conversion Agreement”) whereby Jax Legacy agreed to immediately convert the $4,185 aggregate principal amount of the 10% Note to 718 shares of Common Stock at the $5.83 per share conversion rate stated in the 10% Notes. The conversion of the 10% Note was executed on June 30, 2020, and the Company issued 718 shares of Common Stock to Jax Legacy on that date.

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

8% Convertible Subordinated Notes to Related Parties

Pursuant to the Repurchase Agreement, Mr. Ron Smith (SNI Sellers’ representative and a former member of the Company’s board of directors) agreed to accept an aggregate amount of $520 in cash (the “Smith Note Payment Amount”) in consideration for the purchase by the Company of the $1,000 aggregate principal amount of 8% Notes (the “Smith Note Amount”) held by him. The Smith Note Payment Amount was calculated based on the following formula: The Smith Note Amount, divided by $ 1.00 (the price at which the Smith Notes are convertible to Common Stock), times $0.52 (the closing price on the NYSE American for the Common Stock on June 16, 2020). The Smith Note Payment Amount was paid to Mr. Smith on June 30, 2020.

On June 30, 2020, the holders of the remaining $1,000 aggregate principal amount of the 8% Notes converted such 8% Notes to an aggregate of 1,000 shares of Series C 8% Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), which were immediately and simultaneously converted into 1,000 shares of Common Stock at the $1.00 per share conversion price stated in the 8% Notes and in the Series C Preferred Stock. These holders also converted an aggregate of 93 additional shares of Series C Preferred Stock issued or issuable to them into a total of 93 shares of Common Stock at the $1.00 per share conversion price stated in the Series C Preferred Stock. The issuance of the 1,093 shares of Common Stock to these former holders of 8% Notes and Series C Preferred Stock was completed on June 30, 2020. These shares, along with those of the SNI Sellers that previously held the 9.5% Notes, also were included in the registration statement on SEC Form S-3 filed by the Company on July 31, 2020.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

12. Equity

On April 19, 2021, the Company completed the initial closing of follow-on public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000 which, after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,478. As part of the offering, the Company granted the underwriters a 45-day option to purchase up to an additional 12,500 shares of the Company’s common stock to cover over-allotments, if any, at the public offering price, less the underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

On or about April 19, 2021, six (6) directors and officers of the Company individually acquired shares of the Company’s common stock either by directly participating in the Company’s 2021 follow-on public offering of its common shares, as subscribers, or by purchasing Company common shares in the open market. These six officers and directors collectively acquired a total of 679 shares of the Company’s common stock at that time.

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

On June 30, 2020, the Company issued 1,811 shares of common stock, in aggregate, for debt conversions of $1,000 aggregate principal amount of the former 8% Notes, related shares of Series C Preferred Stock that had been issued as payment-in-kind (“PIK”) interest on the former 8% notes, and of $4,185 aggregate principal amount of the Former 10% Note.

Amended and Restated 2013 Incentive Stock Plan

As of September 30, 2021, there were restricted stock shares and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan (“Incentive Stock Plan”). During fiscal 2021, the Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options grants by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). During fiscal 2020, the Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options grants by 1,000 to a total of 5,000 (2,500 restricted stock shares and 2,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. As of September 30, 2021, there were 10,786 shares available to be granted under the Plan (5,828 shares available for stock options grants and 4,958 shares available for restricted stock).

Restricted Stock

The Company granted 642 and 450 shares of restricted common stock available under its Amended and Restated 2013 Incentive Stock Plan in fiscal 2021 and 2020, respectively. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. Stock-based compensation expense attributable to restricted stock was $525 and $1,150 in fiscal 2021 and fiscal 2020, respectively. As of September 30, 2021, there was $562 of unrecognized compensation expense related to restricted stock outstanding. On June 15, 2021, 600 shares of restricted common stock held by the Company’s chairman and chief executive officer became fully vested. On November 23, 2019, 500 shares of restricted common stock held by the Company’s former president became fully vested upon his passing. These shares were issued during fiscal 2020.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2019	1,500	1.76
Granted	450	0.85
Issued	(500)	2.21
Non-vested restricted stock outstanding as of September 30, 2020	1,450	1.32
Granted	642	0.46
Forfeited	(50)	0.52
Issued	(600)	2.21
Non-vested restricted stock outstanding as of September 30, 2021	1,442	0.60

Warrants

No warrants were granted or exercised during fiscal 2021 or fiscal 2020.

A summary of warrant activity is presented as follows:
	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2019	439	4.09	1.39	-
Granted	-	-	-	-
Expired	(362)	4.53	-	-
Warrants outstanding as of September 30, 2020	77	2.00	4.50	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of September 30, 2021	77	2.00	3.50	-

Warrants exercisable as of September 30, 2020	77	2.00	4.50	-
Warrants exercisable as of September 30, 2021	77	2.00	3.50	-

Stock Options

All stock options outstanding as of September 30, 2021 and September 30, 2020 were non-statutory stock options, had exercise prices set equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company granted 525 and 75 stock options available under the Company’s Amended and Restated 2013 Incentive Stock Plan in fiscal 2021 and 2020, respectively. The stock options generally vest on annual schedules during periods ranging from two to four years from the date of grant. Stock-based compensation expense attributable to stock options and warrants was $445 and $409 in fiscal 2021 and fiscal 2020, respectively. As of September 30, 2021, there was approximately $456 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.56 years.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2019	1,734	3.22	7.84	-
Granted	75	0.54	-	-
Forfeited	(555)	3.68	-	-
Options outstanding as of September 30, 2020	1,254	2.85	7.34	-
Granted	525	0.57	-	-
Forfeited	(107)	2.79	-	-
Options outstanding as of September 30, 2021	1,672	2.14	7.35	-

Exercisable as of September 30, 2020	749	3.43	6.78	-
Exercisable as of September 30, 2021	890	3.14	6.08	-

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

	2021	2020
Weighted average fair value of options	$0.53	$0.49
Weighted average risk-free interest rate	1.64%	0.71%
Weighted average volatility factor	114%	108%
Weighted average expected life (years)	7.35	7.34

13. Mezzanine Equity

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

On June 30, 2020, and pursuant to the Repurchase Agreement, the holders of the Series B Preferred Stock agreed to accept an aggregate amount of $2,894 in cash (the “Series B Preferred Stock Purchase Price”) in consideration for the purchase by the Company of all 5,566 then outstanding shares of Series B Preferred Stock (the “Series B Preferred Stock Amount”) held by them. The Series B Preferred Stock Purchase Price was paid to the SNI Group Members on June 30, 2020. A net gain attributable to common stockholders of $24,475 was recognized on the redemption of Series B Preferred Stock and Smith Series C Preferred Stock, discussed below, during fiscal 2020.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company issued 104 shares of Series C Preferred Stock to Investors related to interest of $104 on the 8% Notes during fiscal 2020, none were issued in fiscal 2021.

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

14. Income Taxes

The components of the provision for income taxes is as follows:

	Year Ended September 30,
	2021	2020
Current expense (benefit):
Federal	$-	$-
State	(103)	467
Total current expense (benefit):	$(103)	$467

Deferred expense (benefit):
Federal	$115	$68
State	46	62
Total deferred expense (benefit):	$161	$130

Total income tax expense (benefit):	$58	$597

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2021	2020
Income at US statutory rate	$28	$(2,888)
State taxes, net of federal benefit	(468)	930
Tax credits	(143)	(88)
Stock compensation	-	186
Goodwill impairment	-	1,560
PPP related matters	(4,910)	4,182
Valuation allowance	5,384	(3,466)
Other	167	181
	$58	$597

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
	2021	2020
Net operating losses carryforwards	$4,765	$2,856
Stock options	1,728	1,564
Allowance for doubtful accounts	70	515
Accrued & prepaid expenses	968	339
Tax credit carryforwards	825	681
ROU liability	1,100	1,371
Interest	3,708	1,065
Other	6	7
Total deferred tax assets	$13,170	$8,398
Intangibles	$(4,342)	$(4,479)
ROU asset	(895)	(1,145)
Depreciation	(58)	(122)
Total deferred tax liability	$(5,295)	$(5,746)
Deferred tax asset	$7,875	$2,652
Valuation allowance	(8,466)	(3,082)
Net deferred tax liability	$(591)	$(430)

As of September 30, 2021, the Company had federal and state net operating loss carryforwards of approximately $19,800 and $17,700, respectively, which begin to expire in 2029 for federal and 2021 for state purposes. Of the $19,800 of federal net operating losses, $6,200 can be carried indefinitely. As of September 30, 2020, the Company had federal and state net operating loss carryforwards of approximately $11,500 and $13,300, respectively.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2021 and 2020, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the net deferred tax assets (deferred tax assets in excess of corresponding deferred tax liabilities) will not be realized. Accordingly, the Company maintained a valuation allowance as of September 30, 2021 and 2020.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

With the passage of time, the Company will continue to generate additional deferred tax assets and liabilities related to amortization of acquired intangible assets for tax purposes. As goodwill, an indefinite-lived intangible asset, will not be amortized for financial reporting purposes under current accounting standards, any tax amortization related goodwill claimed by the Company in future years will give rise to an increasing deferred tax liability, which will only reverse at the time of a future impairment under current accounting rules or ultimate sale of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income, but for the amount of indefinite federal NOL carryforwards available due to the U.S. Tax Reform Act as noted above, for purposes of determining a valuation allowance against the Company’s other net deferred tax assets. As a result, the Company’s net deferred tax position at September 30, 2021 and 2020, represents the tax impact of the cumulative tax amortization of goodwill, which is primarily attributable to historical tax deductible goodwill from SNI.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2021, and 2020 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2021, and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from September 30, 2018, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards form those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

15. Commitment and Contingencies

Litigation and Claims

The Company and its subsidiaries are involved in various litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

16. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, accounting, finance and office, engineering, and medical, and (c) temporary industrial staffing. These services can be divided into two reporting units: Industrial Staffing Services and Professional Staffing Services. Some selling, general and administrative expenses are not fully allocated among Industrial Services and Professional Staffing Services.

Unallocated corporate expenses primarily include certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses, and interest expense.

	Year Ended September 30,
	2021	2020
Industrial Staffing Services
Industrial services revenue	$17,332	$17,560
Industrial services gross margin[1]	22.3%	21.7%
Operating income (loss)	$1,646	$(70)
Depreciation and amortization	77	274
Accounts receivable – net	2,546	2,470
Intangible assets	-	17
Goodwill	1,083	1,084
Total assets	$3,917	$5,060

Professional Staffing Services
Permanent placement revenue	$19,078	$15,309
Placement services gross margin	100%	100%
Professional services revenue	$112,470	$96,966
Professional services gross margin	26.3%	26.4%
Operating income (loss)	$11,600	$(3,480)
Depreciation and amortization	4,323	5,012
Accounts receivable – net	20,524	13,577
Intangible assets	14,754	18,826
Goodwill	62,360	62,359
Total assets	$113,672	$114,953

Unallocated Expenses
Corporate administrative expenses[2]	$5,280	$8,312
Corporate facility expenses	370	377
Stock compensation expense	970	1,559
Board related expenses	136	35
Total unallocated expenses	$6,756	$10,283

Consolidated
Total revenue	$148,880	$129,835
Operating income (loss)	6,490	(13,833)
Depreciation and amortization	4,400	5,286
Total accounts receivables – net	23,070	16,047
Intangible assets	14,754	18,843
Goodwill	63,443	63,443
Total assets	$117,589	$120,013

1 Includes $1,270 and $1,284 of annual premium refunds from the Ohio Bureau of Workers Compensation for the fiscal 2021 and 2020, respectively. The Industrial Services gross margins excluding the impact of these items were approximately 14.9% and 14.4% for the fiscal 2021 and 2020, respectively.

2 Includes certain costs and expenses incurred related to restructuring activities, including corporate legal and general expenses associated with capital markets activities and not directly associated with core business operations. These costs were $412 and $4,277 for fiscal 2021 and 2020, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, costs incurred related to acquisitions and associated legal and professional costs.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

17. Subsequent Events

On December 14, 2021, the Company received formal notification that the remaining four (4) operating subsidiaries’ PPP loans were fully forgiven by the SBA, including 100% of their respective outstanding principal and interest. The outstanding principal and accrued interest balances of these remaining PPP loans, one each for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the aggregate amount of $16,741, are included in the Company’s current liabilities as of September 30, 2021, in the accompanying consolidated balance sheet. The forgiveness of these four loans will be recorded in the Company’s first fiscal quarter of the 2022 fiscal year ending December 31, 2021, by eliminating them from the consolidated balance sheet with corresponding gains in income.

The PPP loans obtained by GEE Group Inc., as a public company, and some of its operating subsidiaries, together as an affiliated group, have exceeded the $2,000 audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future. If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid. If the companies are unable to repay the portions of their PPP loans that ultimately are not forgiven from available liquidity or operating cash flow, they may be required to raise additional equity or debt capital to repay the PPP loans.

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

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by our executive management and by other individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting, and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Accounting and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2021.

There were no changes in our internal controls over financial reporting during fiscal 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company are as follows:

Name	Age	Position
Derek E. Dewan (4)	66	Chief Executive Officer, Chairman of the Board
Alex Stuckey	55	Chief Administrative Officer
Kim Thorpe	66	Senior Vice President and Chief Financial Officer
Peter J. Tanous (1)(2)(5)	83	Director
Darla D. Moore (1)(2)(3)	66	Director
William Isaac (1)(3)(4)(5)	77	Director
Carl Camden	66	Director
Matthew Gormly (1)	62	Director
Thomas Vetrano (2)	60	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Member of the Mergers & Acquisition Committee.
(5)	Member of the Corporate Governance Committee.

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

Alex Stuckey – Chief Administrative Officer

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

Kim Thorpe – Senior Vice President and Chief Financial Officer

Mr. Thorpe joined the Company as the Vice President of Finance on May 1, 2018, and was appointed as the Company’s Senior Vice President and Chief Financial Officer effective June 15, 2018. Since February 2013, Mr. Thorpe also has served as Managing Principal of FRUS Capital LLC and from November 2013 through May 2017, Mr. Thorpe served as the Chief Financial Officer of Delta Company of Insurance Services, Inc. and as a director and Chief Financial Officer of NeuLife Neurological Services LLC. From May 2006 to February 2013, Mr. Thorpe served in senior executive positions in a privately-owned insurance organization and a specialty real estate lender. From November 1999 to March 2006, Mr. Thorpe served as Executive Vice President and Chief Financial Officer of FPIC Insurance Group, Inc., a public company formerly listed on Nasdaq Global Select Market under the symbol “FPIC”. Mr. Thorpe also served as Senior Vice President and Chief Financial Officer of a large insurance and financial services business unit of GE Capital from March 1998 to November 1999. From October 1993 to February 1998, Mr. Thorpe was a partner of the international accounting firm, Coopers & Lybrand (a predecessor firm to PricewaterhouseCoopers LLP). Mr. Thorpe holds a BSBA in Accounting from the University of Florida and is a Certified Public Accountant.

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

Mr. Isaac currently serves as a member of the board of TSYS, a leading worldwide payments system processing company, and is the former Chairman of Fifth Third Bancorp, one of the nation’s leading banking companies. Also, Mr. Isaac is a former member of the boards of Trans Union Corporation: The Associates prior to its sale to Citigroup and Amex Centurion Bank. He is involved extensively in thought leadership relating to the financial services industry. Mr. Isaac is the author of Senseless Panic: How Washington Failed America with a foreword by legendary former Federal Reserve Chairman Paul Volcker. Senseless Panic provides an inside account of the banking and S&L crises of the 1980s and compares that period to the financial crisis of 2008-2009. Mr. Isaac’s articles are published in the Wall Street Journal, Washington Post, New York Times, American Banker, Forbes, Financial Times, Washington Times, and other leading publications. He also appears regularly on television and radio, testifies before Congress, and is a frequent speaker before audiences throughout the world.

Mr. Isaac began his career as an attorney with Foley & Lardner and was a senior partner with Arnold & Porter. He holds a JD, summa cum laude, College of Law, The Ohio State University (“OSU”) and a B.S. in economics and LLD (“honorary”) from Miami University, Oxford, Ohio. He received a “Distinguished Achievement Medal” in 1995 from Miami University and a “Distinguished Alumnus Award” in 2013 from OSU.  Mr. Isaac is involved with several charitable and not for profit organizations including current and past service on the OSU Foundation Board, member of the OSU “Presidents Club”, former Trustee of the Miami University Foundation Board and a member the University’s “Business Advisory Council”, Goodwill Industries and the Community Foundation of Sarasota, FL.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers, and greater-than-ten-percent beneficial owners with respect to fiscal 2021 were filed.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board has no policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer, and we currently bestow the roles and responsibilities of Chairman of the Board and Chief Executive Officer with Mr. Dewan. The Board believes that Mr. Dewan’s service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its shareholders. Mr. Dewan possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its strategy clearly and consistently to the Company’s shareholders, employees, and customers.

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

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action or attention between scheduled meetings. The Board of Directors held seven meetings during fiscal 2021. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are five standing committees of the Board of Directors: the Nominating Committee, the Audit Committee, the Corporate Governance Committee, the Mergers and Acquisitions Committee, and the Compensation Committee.

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

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at 7751 Belfort Road, Suite 150, Jacksonville, FL 32256. Submissions must be in accordance with the Company’s By-Laws and include; (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee, (b) the name, address and number of shares beneficially owned by the shareholder, (c) the name, address and contact information of the candidate being recommended, (d) a description of the qualifications and business experience of the candidate, (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder, and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of two non-employee, independent directors: Darla Moore (Chairwoman) and William Isaac.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is available on the Company’s website. A copy of the Nominating Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 21, 2011, Annual Meeting of Shareholders.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting, and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm.  The Audit Committee also considers the relationships among the independent auditors, management and board members to ascertain the audit firm’s independence from management and board members. The Audit Committee met five times during fiscal 2021.

The Audit Committee is presently composed of four non-employee, independent directors: Peter J. Tanous (Chairman), Darla Moore, Matthew Gormly and William M. Isaac. The Board of Directors has determined that Mr. Tanous, Ms. Moore, Mr. Gormly and Mr. Isaac are each considered a “financial expert” as defined by the Sarbanes-Oxley Act. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is available on the Company’s website. A copy of the Audit Committee Charter is attached to the form 10-Q filed with the SEC on February 16, 2016.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the director and officer compensation plans, policies and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee has the authority to retain compensation consultants but has not done so to date. The Compensation Committee met two times during fiscal 2021.

The Compensation Committee meets at least annually to consider the compensation of the Company’s executive officers, including the establishment of base salaries and performance targets for the succeeding year, and the consideration of restricted common stock and stock option awards. Management provides the Compensation Committee with such information as may be requested by the chairman or its members, which in the past has included historical compensation information of the executive officers, tally sheets, internal pay equity statistics, and market survey data. Under the guidelines of the NYSE American, the Chief Executive Officer may not be present during the Compensation Committee’s deliberations regarding his compensation. If requested by the Committee, the Chief Executive Officer may provide recommendations regarding the compensation of the other officers.

The Compensation Committee also has the responsibility to make recommendations to the Board of Directors regarding the compensation of directors.

The Compensation Committee is presently composed of three non-employee, independent directors: Thomas Vetrano (Chairman), Peter Tanous and Darla Moore.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is available on the Company’s website. A copy the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 28, 2010, Annual Meeting of Shareholders.

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of the Company’s proposed acquisitions and, only after the Committee has determined an acquisition qualifies, is the acquisition presented to the entire board for approval. The Mergers and Acquisition Committee has the authority to retain compensation consultants but has not done so to date. The Mergers and Acquisition Committee did not meet during fiscal 2021.

The Mergers and Acquisition Committee is presently composed of one employee and one non-employee, independent director: Derek E. Dewan (Chairman) and William M. Isaac.

Corporate Governance Committee

The Corporate Governance Committee has responsibilities and duties ranging from Board and committee structure and organization to assisting the Board in evaluating whether the Board and its committees are functioning effectively and consistently in accordance with and subject to applicable law and rules and regulations promulgated by the SEC, the NYSE and any other applicable regulatory authority. The Corporate Governance Committee also monitors and recommends the functions of the various committees of the Board. The Corporate Governance Committee is responsible for developing director qualifications and an annual evaluation process for the Board, its committees and individual directors and for overseeing the execution of such annual evaluations, including the Committee’s own evaluation. The Corporate Governance Committee is tasked with the responsibility to review the outside activities of Senior Executives and, if warranted, report and/or make recommendations concerning such activities to the Board of Directors.

The Corporate Governance Committee also regularly reviews the Company’s and subsidiaries’ Certificates of Incorporation, Bylaws and Policies, Committee Charters and other Company documents and recommend revisions to be acted upon by the Board of Directors. The Corporate Governance Committee also coordinates with Human Resources to review any reports of discrimination or sexual harassment and recommend any actions deemed appropriate, review whistleblower reports and recommend any actions deemed appropriate. The Corporate Governance Committee monitors emerging corporate governance trends and oversees and evaluates corporate governance policies and programs and recommends to the Board such changes as the Committee believes appropriate. When applicable, the Corporate Governance Committee will review shareholder proposals and recommend proposed Company responses for inclusion in the Company’s proxy statement, or otherwise, to the Board.

The Corporate Governance Committee reviews at least annually, or more frequently if deemed appropriate under the circumstances, the Company’s Standards for Director Independence and enhanced independence requirements issued by the NYSE and by other applicable regulators and advisory services and recommends to the Board any modifications to the Company’s standards that the Committee deems desirable. The Committee provides to the Board its assessment of which directors should be deemed independent directors under applicable rules, policies and regulations. This review also contemplates the requirements of a “financial expert” under applicable rules of the SEC and NYSE, thereby assessing which directors should be deemed financial experts and recommends to the Board the determination that such directors are “financial experts” within the applicable definitions established by the SEC and NYSE. The Committee reviews on a periodic basis and makes recommendations, accordingly, regarding continuing education programs for directors and an orientation program for new directors.

Finally, the Corporate Governance Committee obtains annual independence and conflict of interest statements from all directors and senior management members and reviews and makes recommendations to the Board regarding questions of potential conflicts of interest and with regard to any transactions among the Company and related parties as defined in Item 404 of Regulation S-K.

The Committee is required to be comprised of three or more directors as determined by the Board, each of whom the Board has determined meets the independence requirements of the Company’s Standards for Director Independence, the New York Stock Exchange (“NYSE”) and the Securities and Exchange Commission (the “SEC”). The members of the Committee are appointed by the Board and serve until their successors are duly appointed or until their retirement, resignation, death or removal by the Board.

As of September 30, 2021, the Committee had one vacancy. The Corporate Governance Committee is presently composed of two non-employee, independent directors: William M. Isaac (Chairman) and Peter Tanous. The Corporate Governance Committee did not meet during fiscal 2021.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Information

The following table summarizes total compensation to named executive officers including principal executive officer, principal financial and accounting officer, and principal administrative officer. Throughout this section, the term “named executive officers” is intended to refer to the individuals listed in “Summary Compensation Table.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan Chief Executive Officer	2021	308,172	112,500	115,000	-	-	-	-	535,672
	2020	300,000	-	-	-	-	-	-	300,000

Alex Stuckey Chief Administrative Officer	2021	225,095	82,500	84,333	-	-	-	-	391,928
	2020	220,000	-		-	-	-	-	220,000

Kim Thorpe Chief Financial Officer and Senior Vice President	2021	253,557	93,750	95,833	-	-	-	-	443,140
	2020	205,000	25,000	303,000	-	-	-	-	533,000

 _____________

Employment and Change in Control Agreements

Derek Dewan, Chairman and Chief Executive Officer: On August 12, 2016, the Company entered an employment agreement with Derek Dewan (the “Dewan Employment Agreement”). The Dewan Employment Agreement provides for a five-year term ending on August 15, 2021, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1-year automatic extension clause if there is no notice by the Company of termination. Mr. Dewan had received a starting base salary at the rate of $300,000 per year which can be adjusted by the Compensation Committee. Mr. Dewan’s employment agreement was amended in fiscal 2021 to increase his base salary to $350,000 per year, and to extend the term of the agreement so that it ends on September 30, 2024. Mr. Dewan is entitled to receive an annual bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee. The Dewan Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On June 15, 2021, 600,000 restricted shares of common stock previously granted to Mr. Dewan became fully vested. On August 13, 2021, the Company granted 250,000 restricted shares of common stock to Mr. Dewan. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

Kim Thorpe, Senior Vice President and Chief Financial Officer: On June 15, 2018, the Company appointed Kim Thorpe as the Company’s new Chief Financial Officer. On February 13, 2019, the Company and Mr. Thorpe entered into a written employment agreement with respect to Mr. Thorpe’s service as Senior Vice President and Chief Financial Officer of the Company (the “Thorpe Employment Agreement”). The Company and Mr. Thorpe agreed to an initial term of five years and that Mr. Thorpe will receive a base salary of $200,000 per year, subject to increase, but not decrease, at the discretion of the Chief Executive Officer. Mr. Thorpe’s employment agreement was amended in fiscal 2020 to increase his base salary to $250,000 per year, and again in fiscal 2021 to increase his base salary to $270,000 per year, and to extend the term of the agreement so that it ends on September 30, 2024. Mr. Thorpe is entitled to receive an annual bonus based on criteria to be agreed to by Chief Executive Officer. Mr. Thorpe is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Thorpe Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 13, 2021, the Company granted 208,333 restricted shares of common stock to Mr. Thorpe. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

Alex Stuckey, Chief Administrative Officer: On June 1, 2018, the Company and Mr. Stuckey entered into a written employment agreement with respect to Mr. Stuckey’s service as Chief Administrative Officer of the Company (the “Stuckey Employment Agreement”). The Company and Mr. Stuckey agreed to an initial term of five years and that Mr. Stuckey will receive a base salary of $220,000 per year, subject to increase, but not decrease, at the discretion of the Board. In addition, the Company and Mr. Stuckey have agreed that Mr. Stuckey shall be eligible to receive Incentive Compensation that shall be determined by the Chief Executive Officer or the Board. Mr. Stuckey is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Stuckey Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 13, 2021, the Company granted 183,333 restricted shares of common stock to Mr. Stuckey. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 12 in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers or others during fiscal 2021 were at option prices that were equal to the market price on the date of grant, had vesting dates five years or less after the date of grant, and had expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to Named Executive Officers and directors that were outstanding as of September 30, 2021:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	-	250,000	115,000	250,000	115,000

Alex Stuckey, Chief Administrative Officer	-	-	-	-	-	283,333	136,333	283,333	136,333

Kim Thorpe, Chief Financial Officer and Senior Vice President	20,000	30,000	-	2.21	06/15/28	608,333	450,833	608,333	450,833

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

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2021:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)	Stock Awards ($)	Total ($)
William M. Issac	24,000	12,604	-	36,604
Peter J. Tanous	24,000	12,604	-	36,604
Darla D. Moore	24,000	12,604	-	36,604
Carl Camden	20,000	12,604	-	32,604
Matthew Gormly	20,000	12,604	-	32,604
Thomas Vetrano	24,000	12,604	-	36,604

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 12 in the notes to consolidated financial statements in the Company’s Annual Report for fiscal 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 22, 2021 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner, Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Derek Dewan	2,091,017	(2)	1.83%
Darla Moore	403,920	(3)	*
Peter Tanous	384,820	(4)	*
William Isaac	383,987	(5)	*
Alex Stuckey	1,566,624	(6)	1.37%
Kim Thorpe	222,657	(7)	*
Carl Camden	-	(8)	*
Matthew Gormly	175,000	(9)	*
Thomas Vetrano	18,000	(10)	*
Current directors and executive officers as a group (9 individuals)	5,246,025		4.60%

5% or Greater Holders:
Sabby Volatility Warrant Master Fund, Ltd.,	10,000,000	(11)	8.76%
Lind Global Macro Fund LP	7,500,000	(12)	6.57%
Altium Capital Management LP	10,000,000	(13)	8.76%
Kazazian Asset Management LLC	10,000,000	(14)	8.76%

*	Represents less than 1%.

(1)	Based on 114,100,455 Common Stock issued and outstanding as of December 22, 2021.

(2)

Represents (i) 2,052,381 shares of common stock, 218,650 of which are part of the Derek E. Dewan Living Trust II dated the 27th of July, 2010 of which Ms. Brittany M. Dewan is the trustee. Ms. Dewan has the sole voting and dispositive power over these shares of common stock. Also includes (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 250,000 shares of restricted common stock that cliff vest on August 12, 2024.

(3)

Includes (i) 366,420 common shares owned by the Darla Moore Trust (ii) 37,500 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 37,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on August 20, 2022.

(4)

Represents (i) 197,320 shares of Common Stock and, (ii) 187,500 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 37,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on August 20, 2022.

(5)

Represents (i) 193,987 shares of Common Stock and (ii) 190,000 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 37,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on August 20, 2022.

(6)

Represents (i) 1,527,988 shares of common stock, and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 100,000 and 183,333 shares of restricted common stock that cliff vest on August 20, 2022, and August 12, 2024, respectively.

(7)

Represents 192,657 shares of common stock and 30,000 shares issuable upon the exercise of options that are exercisable within 60 days. Does not include 20,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days, 100,000 shares of restricted common stock that cliff vest on August 20, 2022, 300,000 shares of restricted common stock that cliff vest on August 12, 2023, and 208,333 shares of restricted common stock that cliff vest on August 12, 2024.

(8)

Does not include 25,000 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on June 21, 2023.

(9)

Represents 175,000 shares of common stock. Does not include 25,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on June 21, 2023.

(10)

Represents 18,000 shares of common stock. Does not include 25,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on June 21, 2023.

(11)

Ownership information is based on a Schedule 13G dated April 16, 2021, and jointly filed by Sabby Management, LLC, Sabby Volatility Warrant Master Fund Ltd. (“Sabby VWMF”) and Hal Mintz with the Securities and Exchange Commission on April 19, 2021. Sabby Management, LLC is the investment manager of Sabby VWMF, and shares voting and investment power with respect to these shares in this capacity. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby VWMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. The address of principal business office of Sabby VWMF is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(12)

Ownership information is based on a Schedule 13G dated April 19, 2021, and jointly filed by Lind Global Macro Fund LP, Lind Global Partners LLC and Jeff Easton with the Securities and Exchange Commission on April 23, 2021. Lind Global Partners, LLC is the investment manager of Lind Global Macro Fund LP and may be deemed to have sole voting and dispositive power with respect to these shares in this capacity. As managing member of Lind Global Partners LLC, Jeff Easton may be deemed to have sole voting and dispositive power with respect to these shares. The address of the principal business office of each of Lind Global Macro Fund LP, Lind Global Partners, LLC and Jeff Easton is 444 Madison Ave, Floor 41, New York, New York 10022.

52

(13)

Ownership information is based on a Schedule 13G dated April 16, 2021, and jointly filed by Altium Growth Fund, LP (the “Fund”), Altium Capital Management, LLC, and Altium Growth GP, LLC with the Securities and Exchange Commission on April 26, 2021. The Fund is the record and direct beneficial owner of the securities covered by this statement. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own securities, owned by, the Fund. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by, the Fund. The address of the principal business office of each of Altium Growth Fund LP, Altium Capital Management, LLC and Altium Growth GP, LLC is: 152 West 57th Street, FL 20, New York, NY 10019.

(14)

Ownership information is based on a Schedule 13G dated April 14, 2021, and jointly filed by Kazazian Asset Management, LLC, (“Kazazian”), Kazazian Capital Master Fund, L.P. (the “Fund”), Kazazian Capital Partners, LLC (“General Partner”) and Kirk S. Kazazian (“Mr. Kazazian). Kazazian is the investment manager of and may be deemed to indirectly beneficially own securities owned by the Fund. The General Partner is the general partner of and may be deemed to indirectly beneficially own securities owned by the Fund. Kazazian and the General Partner are each ultimately owned and controlled by Mr. Kazazian. Accordingly, Mr. Kazazian may be deemed to indirectly beneficially own securities beneficially owned by Kazazian and the General Partner. The Fund is the record and direct beneficial owner of the securities. The address of the principal business office of each of Kazazian, the Fund, the General Partner and Mr. Kazazian is: c/o Kazazian Capital Partners, LLC, 18975 Collins Avenue, Suite 2402, Sunny Isles Beach, Florida 33160.

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

Related Party Transactions

Other than as disclosed below, and except for the Dewan Employment Agreement and Thorpe Employment Agreement, each as defined and described in “Executive Compensation”, there have been no transactions since October 1, 2020 or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

On or about April 19, 2021, six (6) directors and officers of the Company individually acquired shares of the Company’s common stock either by directly participating in the Company’s 2021 follow-on public offering of its common shares, as subscribers, or by purchasing Company common shares in the open market. These six officers and directors collectively acquired a total of 678,765 shares of the Company’s common stock at that time. Each of these directors and officers filed a Form 4 for his or her individual purchases.

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

On June 30, 2020, the Company entered into a Repurchase Agreement for Preferred Stock and Subordinated Notes (the “Repurchase Agreement”) with Ronald R. Smith (“Mr. Smith”), Thrivent Financial for Lutherans (“Thrivent”), Madison Capital Funding LLC (“Madison”), Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo and Shane Parr (collectively with Smith, Thrivent and Madison, the “SNI Group Members” pursuant to which the SNI Group Members agreed to allow the Company to repurchase and settle all of the 9.5% Convertible Subordinated Notes (the “9.5% Notes”), Series B Convertible Preferred Stock, no par value (“Series B Preferred Stock”), “8% Notes and Series C Preferred Stock held by each of them.

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

In connection with the Repurchase Agreement, the Company and the SNI Group Members entered into a Registration Rights Agreement dated as of June 30, 2020 (the “Registration Rights Agreement”). Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file an initial registration statement with respect to the resale of shares of Common Stock currently owned by the SNI Group members that are “Registrable Securities” (as defined in the Registration Rights Agreement) on or prior to July 31, 2020. In addition, the Company has agreed that it shall, on one occasion, on or after September 30, 2020, and upon the written request of the holders of 51% or more of the Registrable Securities, file a registration statement with respect to the Registrable Securities held by such holders. The demanding holders may require, in connection with the registration, that such demand registration take the form of an underwritten public offering of such Registrable Securities. The Registration Rights Agreement also provides that for a period of three years after the closing date of the Restructuring, the holders of Registrable Securities shall have piggyback registration rights with respect to all registration statements filed by the Company (other than those on Form S-4 or Form S-8).

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Company’s Board of Directors has selected Friedman, LLP to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ending September 30, 2021 and 2020. Friedman LLP has served as the Company’s independent registered public accounting firm since November 29, 2012.

The following table presents fees billed by Friedman, LLP for the following professional services rendered for the Company for the fiscal years ended September 30, 2021 and 2020:

	Fiscal 2021	Fiscal 2020

Audit fees	$212,000	$228,170
Audit-related fees	77,500	16,500
Tax fees	-	-
All other fees	-	-

“Audit fees” relate to services for the audit of the Company’s consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements included in the Company’s quarterly reports filed with the SEC.

“Audit-related fees” relate to services that are reasonably related to the audit of the Company’s consolidated financial statements and are not included in “audit fees.” These services include audits of the Company’s 401(k) retirement plan, a special audit of revenue pertaining to one of the Company’s client engagements, and audit procedures and the firm’s consent related to the Company’s registration statement filed on SEC Form S-1 during fiscal 2021.

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

2.01

Securities Purchase and Tender Offer Agreement dated March 30, 2009, by and among GEE Group Inc. and PSQ, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 30, 2009, Commission File No. 1-05707.

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

2.04

Agreement and Plan of Merger dated as of March 31, 2017 by and among GEE Group Inc., an Illinois corporation, GEE Group Portfolio, Inc., a Delaware corporation, SNI Holdco Inc., a Delaware corporation, Smith Holdings, LLC a Delaware limited liability company, Thrivent Financial for Lutherans, a Wisconsin corporation, organized as a fraternal benefits society, Madison Capital Funding, LLC, a Delaware limited liability company and Ronald R. Smith, in his capacity as a stockholder and Ronald R. Smith in his capacity as the representative of the SNIH Stockholders. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

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

4.03

Subordinated Nonnegotiable Promissory Note dated October 4, 2015, from GEE Group Inc. to William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

4.04

Promissory Note dated October 2, 2015, from GEE Group Inc. to JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

4.05

Form of Contingent Promissory Note issuable by the Company. to Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016.

4.06

Form of Subordinated Promissory Note dated January 20, 2017, issued by GEE Group Inc. to Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

4.07

Form of 10% Convertible Subordinated Note dated April 3, 2017, from GEE Group Inc. to JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

4.08	Form of 9.5% Convertible Subordinated Note due October 3, 2021. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

4.09	Form of 8% Convertible Subordinated Note due October 3, 2021. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

4.10	Description of Capital Stock dated December 23, 2021. Incorporated by reference to Exhibit 4.10 to the Company’s Form 10-K filed with the Commission on December 23, 2021.

10.01*	Key Manager Plan adopted May 22, 1990. Incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Commission File No. 1-05707.

10.02*	GEE Group Inc. 1995 Stock Option Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement dated April 25, 1995, Registration No. 33-91550.

10.03*	Second Amended and Restated GEE Group Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K filed with the SEC on January 8, 2010.

10.04*	GEE Group Inc. 1999 Stock Option Plan. Incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Commission File No. 1-05707.

10.05*

Chief Executive Officer Bonus Plan adopted September 24, 2001. Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001, Commission File No. 1-05707.

57

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

58

10.20*

Amendment No. 4 dated as of February 5, 2010, to Statement of Acquisition of Beneficial Ownership by Herbert F. Imhoff, Jr. Incorporated by reference to Form SC 13D dated February 5, 2010, Commission File No. 5-40677.

10.21

Account Purchase Agreement dated as December 14, 2010, by and between Wells Fargo Bank, National Association and Triad Personnel Services, Inc., the Company, BMPS, Inc., BMCH, Inc. d/b/a Triad Personnel Services, and BMCH PA, Inc. d/b/a Triad Temporaries (the “Account Purchase Agreement”). Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, Commission File No. 001-05707.

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

59

10.35

Registration Rights Agreement, effective as of December 30, 2010, by and among GEE Group Inc., Triad Personnel Services, Inc., DMCC Staffing, LLC and RFFG of Cleveland, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 5, 2011, Commission File No. 001-05707.

10.36	GEE Group Inc. 2011 Incentive Plan. Incorporated by reference as Appendix B to the Company’s Proxy Statement dated January 23, 2012, Commission File No. 1-05707.*

10.37	Sixth Amendment to Account Purchase Agreement dated as March 27, 2013. Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

10.38	Amended and Restated Employment Agreement with Brad A. Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 1, 2013.

10.39	Amended and Restated Employment Agreement with Katy Imhoff dated June 26, 2013. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 1, 2013.

10.40	Executive Employment Agreement with Andrew Norstrud dated March 29, 2013. Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q filed with the Commission on August 15, 2013.

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

10.46

First Amendment and Waiver to the Loan and Security Agreement between GEE Group Inc. and Keltic Financial Partners II, LP, dated September 27, 2013. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 20, 2014.

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

60

10.50

The Amendment to the Employment Agreement by and among GEE Group Inc. and Mr. Andrew J. Norstrud, effective as of July 24, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 28, 2015.

10.51

Stock Purchase Agreement dated July 31, 2015, by and between GEE Group Inc. and Tricia Dempsey. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 4, 2015.

10.52

Stock Purchase Agreement dated October 4, 2015, by and among GEE Group Inc., William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.53

Subordinated Security Agreement dated October 4, 2015, by and among GEE Group Inc., William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.54

Registration Rights Agreement dated October 2, 2015, by and between GEE Group Inc. and JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.55

Subscription Agreement dated October 2, 2015, by and between GEE Group Inc. and JAX Legacy – Investment 1, LLC. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.56

Stock Purchase Agreement dated as of January 1, 2016, by and among General Employment Enterprises, Inc., Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016

10.57

Eighth Amendment, Consent and Waiver dated as of January 1, 2016 (the “Amendment”) to the Loan and Security Agreement dated September 27, 2013, by and among the Company, the Borrowers named therein, Access Data, Paladin and ACF FINCO I LP, as Lender Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2016

10.58

Form of Amended and Restated Revolving Credit Note dated as of January 1, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2016

10.59	Employment Agreement dated August 12, 2016, between the Company and Derek Dewan. Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016.

10.60

Ninth Amendment, Consent and Waiver dated as of September 27, 2016, to the Loan and Security Agreement dated September 27, 2013, by and among the Company, the other borrowers’ parties thereto and ACF FINCO I LP, as Lender Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2016.

10.61	Form of Amended and Restated Revolving Credit Note dated as of September 27, 2016. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2016.

10.62

Reaffirmation Agreement dated as of September 27, 2016, by and among the Company, the other borrowers’ parties thereto and ACF FINCO LLP, as Lender. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2016.

10.63

Addendum No. 1 dated January 20, 2017, to the Stock Purchase Agreement dated as of January 1, 2017, by and among GEE Group Inc. and Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

10.64

Tenth Amendment, Consent and Waiver dated as of January 1, 2017 (the “Amendment”) to the Loan and Security Agreement dated September 27, 2013, by and among the Company, the Borrowers named therein and ACF FINCO I LP, as Lender. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

61

10.65

Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017 by and among GEE Group Inc., (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto and PNC Bank, National Association (“PNC”), as administrative agent and collateral agent for certain investment funds managed by MGG Investment Group LP (“MGG”). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.66

Subordination and Intercreditor Agreement dated as of March 31, 2017, by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein, Jax Legacy-Investment 1, LLC, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.67

Subordination and Intercreditor Agreement dated as of March 31, 2017, by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein, Madison Capital Funding LLC, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.68

Subordination and Intercreditor Agreement dated as of March 31, 2017, by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein, Peter Langlois, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.69

Subordination and Intercreditor Agreement dated as of March 31, 2017, by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein, Maurice R. Harrison IV, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.70

Subordination and Intercreditor Agreement dated as of March 31, 2017, by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein, Thrivent Financial for Lutherans, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.71

Subordination and Intercreditor Agreement dated as of March 31, 2017, by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein, Shane Parr, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.72

Subordination and Intercreditor Agreement dated as of March 31, 2017, by and among PNC Bank, National Association, as administrative agent and collateral agent for the Senior Lenders referred to therein, Vincent Lombardo, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

62

10.73

Agreement dated as of April 3, 2017, by and between GEE Group Inc., an Illinois Corporation and Thrivent Financial for Lutherans, a Wisconsin Corporation organized as a fraternal benefits society. Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

10.74

Waiver to the Revolving Credit, Term Loan and Security Agreement dated as of August 31, 2017, by and among GEE Group Inc., and its subsidiaries as a “Borrower” and PNC Bank, National Association, as administrative agent and collateral agent for certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 1, 2017.

10.75

First Amendment, dated as of October 2, 2017, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group Inc., the other borrower entities and guarantor entities named therein, PNC Bank, National Association and certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 5, 2017.

10.76

Amended and Restated Non-Negotiable Promissory Note dated October 4, 2017, from GEE Group Inc. to William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 5, 2017.

10.77

Second Amendment, dated as of November 14, 2017, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 17, 2017.

10.78	Employment Agreement, dated as of December 26, 2017, by and between GEE Group Inc., and George Bajalia.

10.79	Second Waiver to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2018, Incorporated by reference to Form 10-Q filed with the Commission on May 15, 2018.

10.80

Third Amendment, dated as of August 10, 2018, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP Incorporated by reference to Form 10-Q filed with the Commission on August 14, 2018.

10.81

Deposit Account Control Agreement, dated as of August 8, 2018, by and among GEE Group Inc., MGG Investment Group LP, as the Lender and Bank of America, N.A. Incorporated by reference to Form 10-Q filed with the Commission on August 14, 2018.

10.82

Fourth Amendment, dated as of December 27, 2018, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2018.

10.83	Employment Agreement, dated as of February 13, 2019, by and between GEE Group Inc., and Kim Thorpe. Incorporated by reference to Form 10-Q filed with the Commission on February 14, 2019.

10.84

Form of Subscription Agreement dated May 15, 2019, by and between the Company and the Investor party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

63

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

10.86

Subordination and Intercreditor Agreement dated as of May 15, 2019, by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, Peter J. Tanous, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.87

Subordination and Intercreditor Agreement dated as of May 15, 2019, by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, Alex Stuckey, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.88

Subordination and Intercreditor Agreement dated as of May 15, 2019, by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, Arthur B. Laffer, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.89

Subordination and Intercreditor Agreement dated as of May 15, 2019, by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, Darla Moore, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.90

Subordination and Intercreditor Agreement dated as of May 15, 2019, by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, William Isaac, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.91

Subordination and Intercreditor Agreement dated as of May 15, 2019, by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, Ronald Smith, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.92

Subordination and Intercreditor Agreement dated as of May 15, 2019, by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, FRUS Capital LLC, GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

10.93

Subordination and Intercreditor Agreement dated as of May 15, 2019, by and among MGG Investment Group LP, as administrative agent and collateral agent for the Senior Lenders referred to therein, Irrevocable Living Trust of Derek E. Dewan, Brittany M. Dewan, Trustee , GEE Group Inc., an Illinois corporation (“Parent”), each Subsidiary of the Parent listed as a “Borrower” on the signature pages thereto and each subsidiary of the Parent listed as a “Guarantor” on the signature pages thereto. Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

64

10.94

Six Amendment, dated as of February 12, 2020, to the Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, by and among GEE Group Inc., the other borrower entities and guarantor entities named therein, and certain investment funds managed by MGG Investment Group LP. Incorporated by reference to Form 10-Q filed with the Commission on February 13, 2020.

10.95

First Amendment to the Subordinated Promissory Note dated as of February 8, 2020, by and among GEE Group Inc., Enoch S. Timothy, and Dorothy Timothy. Incorporated by reference to Form 10-Q filed with the Commission on February 13, 2020.

10.96

Seventh Amendment dated as of April 28, 2020, to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017, by and among GEE Group Inc., the other Borrowers and Guarantors named therein, the lenders named therein and MGG Investment Group LP, as administrative agent, term loan agent and collateral agent for the lenders named therein. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 4, 2020.

10.97

Registration Rights Agreement dated as of April 28, 2020, by and between GEE Group Inc. and MGG Investment Group LP. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 4, 2020.

10.98

Registration Rights Agreement dated as of April 28, 2020, by and between GEE Group Inc., and CM Finance SPV., Ltd. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 4, 2020.

10.99

Repurchase Agreement for Preferred Stock and Subordinated Notes dated as of June 30, 2020, with Ronald R. Smith, Thrivent Financial for Lutherans, Madison Capital Funding LLC, Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo, and Shane Parr. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.100

Note Conversion Agreement dated as of June 30, 2020, by and between GEE Group Inc. and JAX Legacy Investment I, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.101

Note Settlement Agreement dated as of June 27, 2020, by and among GEE Group Inc, Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.102

Registration Rights Agreement dated as of June 30, 2020, by and among GEE Group Inc., and Ronald R. Smith, Thrivent Financial for Lutherans Madison Capital Funding LLC, Maurice R. Harrison IV, Peter Langlois, Vincent Lombardo, and Shane Parr (included as Exhibit B to Exhibit 10.1). Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.103

Ninth Amendment dated as of June 30, 2020, to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017, by and among GEE Group Inc., the other Borrowers and Guarantors named therein, the lenders named therein and MGG Investment Group LP, as administrative agent, term loan agent and collateral agent for the lenders named therein. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on July 7, 2020.

10.104

Amendment No. 1 to Executive Employment Agreement dated and effective as of August 12, 2020, between GEE Group Inc. and Kim Thorpe. Incorporated by reference to Form 10-Q filed with the Commission on August 14, 2020.

10.105

Letter Amendment dated as of December 22, 2020, to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2017, by and among GEE Group Inc., the other Borrowers and Guarantors named therein, the lenders named therein and MGG Investment Group LP, as administrative agent, term loan agent and collateral agent for the lenders named therein.

65

10.106

Loan and Security and Guarantee Agreement, dated as of May 14, 2021, among GEE Group Inc., certain Subsidiaries of GEE Group as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and CIT BANK, N.A., as agent. Incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the Commission on May 17, 2021.

10.107

Pledge Agreement, dated as of May 14, 2021 by and among the Pledgors signatory to the agreement and CIT BANK, N.A., as agent for the Lenders. Incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the Commission on May 17, 2021.

10.108	Amendment No. to Executive Employment Agreement dated as of August 13, 2021 between GEE Group Inc., and Derek E. Dewan. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2021.

10.109	Amendment No. to Executive Employment Agreement dated as of August 13, 2021 between GEE Group Inc., and Kim Thorpe Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 16, 2021.

21.01	List of Subsidiaries of the Registrant. Incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2018.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Inline XBRL Instant Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

66

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

Date: December 23, 2021	By:	/s/ Derek Dewan
Derek Dewan Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 23, 2021	By:	/s/Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 23, 2021	By:	/s/ William M. Isaac
William M. Isaac, Director

Date: December 23, 2021	By:	/s/ Thomas Vetrano
Thomas Vetrano, Director

Date: December 23, 2021	By:	/s/ Peter J. Tanous
Peter J. Tanous, Director

Date: December 23, 2021	By:	/s/ Darla D. Moore
Darla D. Moore, Director

Date: December 23, 2021	By:	/s/ Carl T. Camden
Carl T. Camden, Director

Date: December 23, 2021	By:	/s/ Matthew E. Gormly
Matthew E. Gormly, Director

67