Form 10-Q
period 2021-12-31
GEE Group Inc.
filed 2022-02-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of February 11, 2022 was 114,100,455.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, the negative effects of the Coronavirus Pandemic (“COVID-19”), including uncertainties regarding economic recovery and changed socioeconomic norms, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, cyber risks, including network security intrusions and/or loss of information, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2021, and in other documents which we file with the Securities and Exchange Commission. See additional risk factors included below in Part II – Other Information, Item 1A. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

ASSETS	December 31, 2021	September 30, 2021
CURRENT ASSETS:
Cash	$12,127	$9,947
Accounts receivable, less allowances ($363 and $286, respectively)	21,231	23,070
Prepaid expenses and other current assets	860	668
Total current assets	34,218	33,685
Property and equipment, net	1,083	765
Goodwill	61,293	63,443
Intangible assets, net	13,740	14,754
Right-of-use assets	3,598	3,920
Other long-term assets	1,001	1,022
TOTAL ASSETS	$114,933	$117,589

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,375	$2,257
Accrued compensation	4,904	6,413
Current Paycheck Protection Program Loans	-	16,741
Current operating lease liabilities	1,646	1,681
Other current liabilities	4,718	4,065
Total current liabilities	13,643	31,157
Deferred taxes	486	591
Noncurrent operating lease liabilities	2,634	3,006
Other long-term liabilities	586	2,066
Total long-term liabilities	3,706	5,663

Commitments and contingencies

MEZZANINE EQUITY
Preferred stock; no par value; authorized - 20,000 shares, designated 160 shares
of Series A, 5,950 shares of Series B, 3,000 shares of Series C, none issued	-	-
Total mezzanine equity	-	-

SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and
outstanding - 114,100 shares at December 31, 2021 and September 30, 2021	-	-
Additional paid in capital	111,563	111,416
Accumulated deficit	(13,979)	(30,647)
Total shareholders' equity	97,584	80,769
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$114,933	$117,589

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2021	2020
NET REVENUES:
Contract staffing services	$36,684	$31,248
Direct hire placement services	6,163	3,395
NET REVENUES	42,847	34,643

Cost of contract services	27,265	22,063
GROSS PROFIT	15,582	12,580

Selling, general and administrative expenses (including noncash	12,359	9,487
stock-based compensation expense of $147 and $311, respectively)
Depreciation expense	86	73
Amortization of intangible assets	1,014	1,044
Goodwill impairment charge	2,150	-
(LOSS) INCOME FROM OPERATIONS	(27)	1,976
Gain on extinguishment of debt	16,773	-
Interest expense	(107)	(2,686)
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	16,639	(710)
Provision for income tax (benefit)	(29)	(395)
NET INCOME (LOSS)	$16,668	$(315)

BASIC EARNINGS (LOSS) PER SHARE	$0.15	$(0.02)
DILUTED EARNINGS (LOSS) PER SHARE	$0.14	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	114,100	17,667
DILUTED	115,542	17,667

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$80,769
Share-based compensation	-	147	-	147
Net income	-	-	16,668	16,668
Balance, December 31, 2021	114,100	$111,563	$(13,979)	$97,584

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378
Share-based compensation	-	311	-	311
Net loss	-	-	(315)	(315)
Balance, December 31, 2020	17,667	$58,342	$(30,968)	$27,374

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,668	$(315)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on extinguishment of debt	(16,773)	-
Depreciation and amortization	1,100	1,117
Non-cash lease expense	322	338
Goodwill impairment charge	2,150	-
Stock compensation expense	147	311
Increase (decrease) in allowance for doubtful accounts	77	(397)
Deferred income taxes	(105)	(215)
Amortization of debt discount	38	445
Paid in kind interest on term loan	-	547
Changes in operating assets and liabilities:
Accounts receivable	1,762	(2,176)
Accounts payable	118	(131)
Accrued compensation	(1,509)	(598)
Accrued interest	32	46
Change in other assets, net of change in other liabilities	(1,763)	1,075
Net cash provided by operating activities	2,264	47

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(84)	(2)
Net cash used in investing activities	(84)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

Net change in cash	2,180	45

Cash at beginning of period	9,947	14,074

Cash at end of period	$12,127	$14,119

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$36	$1,647
Cash paid for taxes	-	21
Non-cash investing and financing activities:
Acquisition of equipment with finance lease	320	14

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

On May 14, 2021, the Company entered a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A. (the “CIT Facility”). Concurrent with the May 14, 2021 closing of the CIT Facility, the Company borrowed $5,326 and utilized these funds to pay all remaining unpaid Exit and Restructuring Fees due to its former senior lenders in the amount of $4,978, with the remainder going to direct fees and costs associated with the CIT Facility. Additional information regarding the CIT Facility is presented in Note 8.

Management believes that the Company has adequate cash and working capital and can generate adequate liquidity to meet its obligations for the foreseeable future or at least for the next twelve months.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Coronavirus Pandemic (“COVID-19”), Paycheck Protection Program Loans and Deferral of Federal Payroll Taxes under the CARES Act

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from COVID-19. These included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. Some effects of COVID-19 and the subsequent variants of the virus continue to be felt, although to lesser extent, with the most severe impacts being felt in the commercial (Industrial) segment and, to a lesser extent, in the finance, accounting and office clerical (“FAO”) contract staffing services end markets within the professional segment.

Between April 29 and May 7, 2020, the Company and eight of its operating subsidiaries obtained loans in the aggregate amount of $19,927 from BBVA USA (now known as PNC Bank), as lender, pursuant to the Payroll Protection Plan (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). These funds were the only source of financing available to our companies and businesses and were critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to provide our services and meet our liquidity requirements in the midst of the worldwide Coronavirus Pandemic. The Company accounted for the PPP loans as a debt (See Note 9) in accordance with Accounting Standards Codification (“ASC”) Topic 470 Debt. Accordingly, the PPP loans were recognized as current debt in the Company’s accompanying unaudited condensed consolidated financial statements as of September 30, 2021.

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the three months ended December 31, 2021.

The PPP loans obtained by GEE Group Inc., and its operating subsidiaries together as an affiliated group, have exceeded the $2,000 audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future.  If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid.   If the companies are unable to repay the portions of their PPP loans that ultimately may be reinstated from available liquidity or operating cash flow, we may be required to raise additional equity or debt capital to repay the PPP loans.

The Company and its subsidiaries, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, also were eligible to defer paying $3,692, in aggregate, of applicable payroll taxes incurred during fiscal 2020. The deferred deposits of the employer’s share of Social Security tax are required be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, fifty (50) percent of the eligible deferred amount, and the remaining amount by December 31, 2022.  During the three-month period ending December 31, 2021, the first payments on these deferred amounts were made totaling $1,827, in aggregate.  The remaining deferred amounts are included in short-term liabilities on the accompanying unaudited condensed consolidated financial statements.

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021 as filed on December 23, 2021.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $694 and $303 for the three-month periods ended December 31, 2021 and 2020, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2021 and September 30, 2021, there were no cash equivalents. The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances.

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

As of December 31, 2021, and September 30, 2021, the allowance for doubtful accounts was $363 and $286, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloffs of $239 and $115 as of December 31, 2021 and September 30, 2021, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three-month periods ended December 31, 2021 and 2020.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment at least annually, and more frequently when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. The Company allocates its goodwill among two reporting units: its Professional Services reporting unit and its Light Industrial Services reporting unit for purposes of evaluation for impairments. An impairment charge is recognized for the amount by which the carrying amount exceeds a reporting unit’s estimated fair value, not to exceed the carrying value of goodwill.  In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting units, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as industry multiples applied to earnings, estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and market comparable assumptions.

The Company recently completed its annual goodwill impairment assessment, as of September 30, 2021, and determined that its goodwill was not impaired. The amount of discount inherent in the Company’s market capitalization as recently reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, has increased since September 30, 2021; therefore, the Company has performed an interim assessment of its goodwill for impairment as of December 31, 2021. As a result, the Company has recognized a non-cash impairment charge of $2,150 during the quarter ended December 31, 2021. In reaching its most recent conclusion, management performed interim quantitative and qualitative analysis interim quantitative and qualitative analysis and adjusted the estimated fair values the estimated fair values of its Professional Services and Industrial Services reporting units so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. Additional information regarding the Company’s goodwill and impairment assessments is presented in Note 6.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three-month periods ended December 31, 2021 and 2020.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The fair value disclosures of the Company’s long-term liabilities approximate their respective fair values based on current yield for debt instruments with similar terms. Fair value measurements utilized in evaluating the Company’s goodwill and other intangible assets for impairments are measured at fair value on a non-recurring basis using a combination of level 2 and level 3 inputs.

Earnings and Loss per Share

Basic earnings and loss per share are computed by dividing net income or loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, and exercise of stock options and warrants. The dilutive effect of outstanding warrants and options is reflected in earnings per share by use of the treasury stock method.

For the three-month period ended December 31, 2021, the weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 1,442. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 1,748 and 2,791 for the three months ended December 31, 2021 and 2020, respectively. For the three-month period ended December 31, 2020, in which a net loss was incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three-month periods ended December 31, 2021 and 2020, advertising expense totaled $518 and $421, respectively.

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

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021 and September 30, 2021, no material accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, and (b) temporary professional contract services staffing in the fields of information technology, financial, accounting and office; engineering and medical, and (c) temporary contract industrial staffing. The Company’s services can be divided into two reporting units: Professional Staffing Services and Industrial Staffing Services. Selling, general and administrative expenses are not entirely allocated among the Light Industrial and Professional Staffing Services reporting units. Operating results are regularly reviewed by the chief operating decision makers to make determinations about resources to be allocated to the segments and to assess their performance. Other factors, including type of business, type of employees, type of markets and clients, and revenue sources are considered in determining the Company’s operating segments.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the Incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. ASU 2019-12 became effective for the three-month period ended December 31, 2021, and had no material impact on our consolidated financial statements. The Company will continue to monitor the impact of the ASU on our consolidated financial statements in the future.

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

4. Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2021	September 30, 2021

Computer software	$462	$462
Office equipment, furniture, fixtures and leasehold improvements	3,446	3,042
Total property and equipment, at cost	3,908	3,504
Accumulated depreciation and amortization	(2,825)	(2,739)
Property and equipment, net	$1,083	$765

Depreciation expense for three-month periods ended December 31, 2021 and 2020 was $86 and $73, respectively.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Operating lease expenses were $534 and $561 for the three-month periods ended December 31, 2021 and 2020, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Three Months Ended December 31,
	2021	2020
Cash paid for operating lease liabilities	$484	$493

Supplemental balance sheet information related to leases consisted of the following:

	December 31, 2021	September 30, 2021
Weighted average remaining lease term for operating leases	2.4 years	2.7 years
Weighted average discount rate for operating leases	5.9%	5.9%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2021, including certain closed offices are as follows:

Remainder of Fiscal 2022	$1,403
Fiscal 2023	1,365
Fiscal 2024	1,079
Fiscal 2025	572
Fiscal 2026	194
Thereafter	29
Less: Imputed interest	(362)
Present value of operating lease liabilities (a)	$4,280

(a) Includes current portion of $1,646 for operating leases.

6. Goodwill and Intangible Assets

Goodwill

Goodwill assets as of December 31, 2021 and September 30, 2021 consisted of the following:

	December 31, 2021	September 30, 2021
Goodwill beginning balance	$63,443	$63,443
Impairment charges	(2,150)	-
Goodwill ending balance	$61,293	$63,443

The Company recently completed its annual goodwill impairment assessment, as of September 30, 2021, and determined that its goodwill was not impaired. The amount of discount inherent in the Company’s market capitalization as recently reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, has increased since September 30, 2021; therefore, the Company has performed an interim assessment of its goodwill for impairment as of December 31, 2021. As a result, the Company has recognized an impairment charge of $2,150 during the quarter ended December 31, 2021.  In reaching its most recent conclusion, management performed interim quantitative and qualitative analysis and adjusted the estimated fair values of its Professional Services and Industrial Services reporting units so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of December 31, 2021 and September 30, 2021 and estimated future amortization expense.

	December 31, 2021			September 30, 2021
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$16,503	$12,567	$29,070	$15,844	$13,226
Trade names	8,329	7,156	1,173	8,329	6,801	1,528
Total	$37,399	$23,659	$13,740	$37,399	$22,645	$14,754

Estimated Amortization Expense
Remaining Fiscal 2022	$2,454
Fiscal 2023	2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Thereafter	917
$13,740

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The trade names are amortized on a straight-line basis over their respective estimated useful lives of between five and ten years. Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight-line basis over estimated remaining useful lives of five to ten years.

The amortization expense for intangible assets was $1,014 and $1,044 for three-month periods ended December 31, 2021 and 2020, respectively.

7. Former Revolving Credit Facility and Term Loan

The Company and its subsidiaries, as borrowers, were parties to a Revolving Credit, Term Loan and Security Agreement (the “Former Credit Agreement”) with certain investment funds managed by MGG Investment Group LP ("MGG").  The principal and remaining unpaid accrued interest and fee balances under the Revolving Credit Facility and Term Loan balances outstanding under the Former Credit Agreement, as amended, were fully repaid and the Former Credit Agreement was retired on April 20, 2021. Additional information regarding the repayment of the Former Credit Agreement is presented in Note 1.

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

As of December 31, 2021, the Company had $26 in outstanding borrowings and $13,319 available for borrowing under the terms of the CIT Facility. The Company also had $675 in unamortized debt issue cost associated with the CIT Facility.

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

9. CARES Act Payroll Protection Program Loans

Between April 29 and May 7, 2020, the Company obtained for each of its operating subsidiaries a loan from BBVA USA (now known as PNC Bank) pursuant to the Payroll Protection Plan (the “PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP loans were necessary to support ongoing operations due to current economic hardship, uncertainty, and the significant negative effects on the business operations and activity levels of the applicants attributable to COVID-19 including the impact of lockdowns, quarantines and shut-downs. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. Each of the Company’s subsidiary executed a separate promissory note evidencing unsecured loans under the PPP. The following promissory notes were executed by the Company and its subsidiaries: GEE Group, Inc., for $1,992 (the “GEE Group Note”), Scribe Solutions, Inc. for $277 (the “Scribe Note”), Agile Resources, Inc. for $1,206 (the “Agile Note”), Access Data Consulting Corporation for $1,456 (the “Access Note”), Paladin Consulting, Inc. for $1,925 (the “Paladin Note”), SNI Companies, Inc. for $10,000 (the “SNI Note”), Triad Personnel Services, Inc. for $404 (the “Triad Personnel Note”), Triad Logistics, Inc. for $78 (the “Triad Logistics Note”), and BMCH, Inc. for $2,589 (the “BMCH Note”). The GEE Group Note, the Scribe Note, the Agile Note, the Access Note, the Paladin Note, the SNI Note, the Triad Personnel Note, the Triad Logistics Note, and the BMCH Note are referred to together as the “PPP Notes” and each individually as a “PPP Note”. The loans evidenced by the PPP Notes (the “PPP Loans”) are being made through BBVA as the lender.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the three months ended December 31, 2021 as a result of the forgiveness of its last four PPP loans.

The PPP loans obtained by GEE Group Inc., as a public company, and some of its operating subsidiaries, together as an affiliated group, have exceeded the $2,000 audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future.  If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid.   If the companies are unable to repay the portions of their PPP loans that ultimately may be reinstated from available liquidity or operating cash flow, we may be required to raise additional equity or debt capital to repay the PPP loans.

10. Accrued Compensation

Accrued Compensation is comprised of accrued wages, the related payroll taxes, employee benefits of the Company's employees, including those working on contract assignments, commissions earned and not yet paid and estimated commissions and bonuses payable.

11. Equity

On April 19, 2021, the Company concluded its public offering of 83,333 shares of common stock at a public offering price of $0.60 per share. Gross proceeds of the offering totaled $50,000, which after deducting the underwriting discount, legal fees, and offering expenses, resulted in net proceeds of $45,478. GEE granted the underwriters a 45-day option to purchase up to an additional 12,500 shares of the Company's common stock to cover over-allotments, if any, at the public offering price, less the underwriting discount. ThinkEquity, a division of Fordham Financial Management, Inc., acted as sole book-running manager for the offering.

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

Amended and Restated 2013 Incentive Stock Plan

As of December 31, 2021, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. During fiscal 2021, the 2013 Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options grants by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. As of December 31, 2021, there were 10,786 shares available to be granted under the Plan (5,828 shares available for stock option grants and 4,958 shares available for restricted stock grants).

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Restricted Stock

The Company did not grant restricted stock during the three-month periods ended December 31, 2021 and 2020. Stock-based compensation expense attributable to restricted stock was $72 and $176 during the three-month periods ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was approximately $490 of unrecognized compensation expense related to restricted stock outstanding.

A summary of restricted stock activity is presented as follows:
	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2021	1,442	0.60
Granted	-	-
Issued	-	-
Non-vested restricted stock outstanding as of December 31, 2021	1,442	0.60

Warrants

No warrants were granted or exercised during the three-month periods ended December 31, 2021 and 2020.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life	Total Intrinsic Value of Warrants ($)
Warrants outstanding as of September 30, 2021	77	2.00	3.50	-
Granted	-	-	-	-
Expired	-	-	-	-
Warrants outstanding as of December 31, 2021	77	2.00	3.25	-

Warrants exercisable as of September 30, 2021	77	2.00	3.50	-
Warrants exercisable as of December 31, 2021	77	2.00	3.25	-

Stock Options

All stock options outstanding as of December 31, 2021 and September 30, 2021 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Stock-based compensation expense attributable to stock options and warrants was $75 and $135 for the three-month periods ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was approximately $382 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.56 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2021	1,672	2.14	7.35	-
Granted	-	-	-	-
Forfeited/Expired	(1)	2.99	-	-
Options outstanding as of December 31, 2021	1,671	2.14	7.10	-

Exercisable as of September 30, 2021	890	3.14	6.08	-
Exercisable as of December 31, 2021	994	3.02	5.93	-

12. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three-month periods ended December 31, 2021 and 2020:

	Three Months Ended, December 31,
	2021	2020
Provision for Income Taxes	(29)	(395)
Effective Tax Rate	0%	58%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three months ended December 31, 2021 is lower than the statutory rate primarily due to the effect of the valuation allowance on the net DTA position. Our effective tax rate for the three months ended December 31, 2020 is higher than the statutory tax rate primarily due to statutory changes regarding the Payroll Protection Program (PPP).  Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

14. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, accounting, finance and office, engineering, and medical, and (c) temporary industrial staffing. These services can be divided into two reporting units: Professional Staffing Services and Industrial Staffing Services. Some selling, general and administrative expenses are not fully allocated among Industrial Services and Professional Staffing Services.

Unallocated corporate expenses primarily include certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses, and interest expense.

	Three Months Ended
	December 31,
	2021	2020
Industrial Staffing Services
Industrial services revenue	$4,089	$5,111
Industrial services gross margin (1)	15.3%	45.5%
Operating income	$112	$2,207
Depreciation and amortization	$16	$29

Professional Staffing Services
Permanent placement revenue	$6,163	$3,395
Placement services gross margin	100%	100%
Professional services revenue	$32,595	$26,137
Professional services gross margin	27.0%	26.2%
Operating income	$2,245	$1,380
Depreciation and amortization	$1,084	$1,088

Unallocated Expenses
Corporate administrative expenses	$2,109	$1,184
Corporate facility expenses	94	82
Stock compensation expense	147	311
Board related expenses	34	34
Total unallocated expenses	$2,384	$1,611

Consolidated
Total revenue	$42,847	$34,643
Operating (loss) income	$(27)	$1,976
Depreciation and amortization	$1,100	$1,117

(1)

Annual premium refunds from the Ohio Bureau of Workers Compensations totaling $18 and $1,537 are included in the three months ended December 31, 2021 and December 31, 2020, respectively. The Industrial Services gross margin normalized for the effects of these items were approximately 14.8% and 15.4% for the three months ended December 31, 2021 and December 31, 2020, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

15. Subsequent Events

On January 18, 2022, the Company’s Compensation Committee and Board of Directors unanimously consented to grant 100 restricted shares of common stock and non-qualified stock options for an additional 50 shares.

On February 1, 2022, the Company detected and stopped a network security incident. An unauthorized third party gained access into our network, encrypted various systems, and has demanded money to decrypt the affected systems and to delete and not publicly release stolen information. The Company’s IT professionals immediately disconnected and isolated the affected systems to prevent any further compromise. The senior executive management team was immediately notified who in turn reported the network security incident to the Company’s audit committee chairman who has board oversight authority for these types of matters. The Company’s audit committee and board of directors have been fully briefed and a special committee of the board of directors has been appointed to participate with management in the on-going investigations, response and full remediation of the incident. The Company has engaged third party cyber security experts to assist its internal IT professionals and conduct a comprehensive investigation to determine the extent of the unauthorized activity. The Company has also notified law enforcement and its cyber liability insurance carrier about the incident.

To date, the Company’s investigation has determined the unauthorized third party acquired data maintained on the encrypted servers, to include some individual personal information such as name, social security number, passport and driver license information. Our forensic investigation will continue until we have determined, to the maximum extent practically possible, the full scope of the incident. Individuals affected by this incident will be notified in accordance with applicable state and federal laws. The Company’s investigation and analysis are on-going, therefore, management does not yet have a complete estimate of the likely total cost or damages stemming from this incident.  Based on what management now knows, the Company does not currently foresee this incident having a material detrimental effect on our business or financial position.  The Company had in place cyber liability insurance coverage, subject to certain policy limitations and deductibles. The Company immediately notified the carrier of the network security incident and is working with them on this matter. However, management does not know the full effects at this time, so there can be no assurance that the incident ultimately will not have material adverse effects on our business or financial position.

Currently, the Company’s network environment is being monitored around the clock by its IT professionals and third-party cyber security experts to mitigate a future compromise. The Company has not observed any additional malicious activity on the network to date. The Company’s operations have been minimally impacted to date, and it continues to serve our clients without issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEE Group Inc. and its wholly material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company”, “us”, “our”, or “we”) are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics, and provide temporary staffing services for our industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, Inc., a Delaware corporation (“SNI”) expanded our geographical footprint within the placement and contract staffing verticals or end markets of information technology, accounting, finance, office and engineering professionals.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of December 31, 2021, we operated twenty-seven (27) branch offices in downtown or suburban areas of major U.S. cities in eleven (11) states and additional local staff members working remotely serving four additional U.S. locations. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, New Jersey, and Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) three offices and one additional local market presence in Texas; (v) five offices and two additional local market presences in Florida; and (vi) seven offices in Ohio.

Management has implemented a strategy which includes organic and acquisition growth components. Management’s organic growth strategy includes seeking out and winning new client business, as well as expansion of existing client business and on-going cost reduction and productivity improvement efforts in operations. Management’s acquisition growth strategy includes identifying strategic acquisitions, financed primarily through a combination of cash and the issuance of equity and debt to improve the overall profitability and cash flows of the Company.

The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services. We believe our current segments and array of businesses and brands within our segments complement one another and position us for future growth.

Network Security Incident and Risk

On February 1, 2022, the Company detected and stopped a network security incident. An unauthorized third party gained access into our network, encrypted various systems, and has demanded money to decrypt the affected systems and to delete and not publicly release stolen information. The Company’s IT professionals immediately disconnected and isolated the affected systems to prevent any further compromise. The senior executive management team was immediately notified who in turn reported the network security incident to the Company’s audit committee chairman who has board oversight authority for these types of matters. The Company’s audit committee and board of directors have been fully briefed and a special committee of the board of directors has been appointed to participate with management in the on-going investigations, response and full remediation of the incident. The Company has engaged third party cyber security experts to assist its internal IT professionals and conduct a comprehensive investigation to determine the extent of the unauthorized activity. The Company has also notified law enforcement and its cyber liability insurance carrier about the incident.

To date, the Company’s investigation has determined the unauthorized third party acquired data maintained on the encrypted servers, to include some individual personal information such as name, social security number, passport and driver license information. Our forensic investigation will continue until we have determined, to the maximum extent practically possible, the full scope of the incident. Individuals affected by this incident will be notified in accordance with applicable state and federal laws. The Company’s investigation and analysis are on-going, therefore, management does not yet have a complete estimate of the likely total cost or damages stemming from this incident.  Based on what management now knows, the Company does not currently foresee this incident having a material detrimental effect on our business or financial position.  The Company had in place cyber liability insurance coverage, subject to certain policy limitations and deductibles. The Company immediately notified the carrier of the network security incident and is working with them on this matter. However, management does not know the full effects at this time, so there can be no assurance that the incident ultimately will not have material adverse effects on our business or financial position.

Currently, the Company’s network environment is being monitored around the clock by its IT professionals and third-party cyber security experts to mitigate a future compromise. The Company has not observed any additional malicious activity on the network to date. The Company’s operations have been minimally impacted to date, and it continues to serve our clients without issue.

Coronavirus Pandemic (“COVID-19”)

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, and lost productivity due to business closings both by clients and at the Company’s own operating locations. Some effects of COVID-19 and the subsequent variants of the virus continue to be felt to an extent across all businesses, with the most severe impacts being felt in the industrial segment and, to a lesser extent, in the finance, accounting, and office clerical (“FA&O”) end markets within the professional segment. In response to the crisis, in April 2020 we took a series of proactive actions including a temporary 10% pay cut for full-time salaried employees, temporary furloughing and redeployment of some employees, reduction of discretionary expenses and projects, and obtaining funds under CARES Act Payroll Protection Program (“PPP”). These actions allowed us to generate cost savings and time with which to mitigate the impacts of the COVID-19 pandemic on our businesses and brands. Our businesses have continued their recoveries to a significant extent during our fiscal quarter ended December 31, 2021. While we have experienced significant recovery towards pre-COVID-19 levels of results and performance, the rate of future recovery and growth is still somewhat uncertain as potential resurgences and negative impacts of COVID-19 and variants thereof have continued to have negative impacts on the U.S. economy in 2021 and 2022, including in some cases, certain markets and clients we serve

(Amounts in thousands except per share data, unless otherwise stated)

Results of Operations

Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended December 31,
(in thousands)	2021	2020	Change	Change
Professional contract services	$32,595	$26,137	$6,458	25%
Industrial contract services	4,089	5,111	(1,022)	-20%
Total professional and industrial contract services	36,684	31,248	5,436	17%

Direct hire placement services	6,163	3,395	2,768	82%
Consolidated net revenues	$42,847	$34,643	$8,204	24%

Contract staffing services contributed $36,684 or approximately 86% of consolidated revenue and direct hire placement services contributed $6,163, or approximately 14%, of consolidated revenue for the three-month period ended December 31, 2021. This compares to contract staffing services revenue of $31,248, or approximately 90%, of consolidated revenue and direct hire placement revenue of $3,395, or approximately 10%, of consolidated revenue for the three-month period ended December 31, 2020.

The overall increase in contract staffing services revenues of $5,436, or 17%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, was attributable to increased demand for employment in our professional contract services markets, resulting in an increase in revenues of $6,458, or 25%, including staffing support for vaccination and testing facilities and locations established to respond to COVID-19 and its variants. Industrial staffing services for the quarter decreased by $1,022, or 20%, due mainly to reoccurrence of adverse conditions associated with COVID-19 variants, which caused significant disruptions in the markets we serve and resulting in a decrease in demand for our industrial staffing services. The COVID-19 pandemic caused declines in demand for our professional and industrial staffing services and revenue during 2020 due to client closures, postponements in projects and related needs for our services at some clients, significant travel restrictions, and corresponding decreases in the volume of contract services billable hours.

Direct hire placement revenue for the three months ended December 31, 2021 increased by $2,768, or approximately 82%, over the three months ended December 31, 2020. Demand for the Company’s direct hire services also increased due to increased employment opportunities and placement orders in our professional services markets.

Management believes that the significant net growth in revenues during the three months ended December 31, 2021, compared to the three months ended December 31, 2020, is in line with the recovery trends being experienced in the overall U.S. economy. The Company continues to observe, analyze and make modifications and changes to its business model and practices in response to the COVID-19 pandemic and related health and safety concerns, including most recently, those associated with its variants.  These include, but are not limited to, implementation of preventative policies and procedures in observance of Federal, state and/or local guidelines with regard to COVID-19 and its variants, use of personal protective equipment (principally, protective masks), and others. The Company also continues to take advantage of flexible and hybrid work-from-home employment arrangements and has converted some of its former branch office locations to virtual locations and entered into its most recently established new market on a virtual basis.

(Amounts in thousands except per share data, unless otherwise stated)

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended December 31, 2021 increased by approximately 24% to $27,265 compared to $22,063 for the three months ended December 31, 2020. The $5,202 overall increase in cost of contract services for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 is consistent with the increase in revenues as discussed further below.

Gross Profit percentage by service:
	Three Months
	Ended December 31,
	2021	2020
Professional contract services	27.0%	26.2%
Industrial contract services	15.3%	45.5%
Professional and industrial services combined	25.7%	29.4%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	36.4%	36.3%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month period ended December 31, 2021 was approximately 36.4% as compared with approximately 36.3% for the three-month period ended December 31, 2020.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 27.0% for three-month period ended December 31, 2021 as compared with approximately 26.2% for the three-month period ended December 31, 2020. This increase is generally due to price increases associated with increased spreads for services performed in our Professional Services segment contract business, and also may be impacted by shifts in the amounts and mix of business between end markets and higher and lower billing rates and margins.

The Company’s industrial staffing services gross margin for the three-month period ended December 31, 2021 was approximately 15.3% versus approximately 45.5% for the three-month period ended December 31, 2020. The very large industrial staffing services gross margin reported for the three months ended December 31, 2020, was due to the significant amount of premium refunds and policyholder distributions the Company’s industrial business received from the Ohio Bureau of Workers’ Compensation retrospectively rated insurance program during that quarter. Gross profit for the Company’s industrial staffing services segment for the three months ended December 31, 2021, includes $18 of annual premium refunds from the Ohio Bureau of Workers Compensation insurance programs, as compared with the three months ended December 31, 2020, which included $1,537. The Industrial Services gross margins excluding the effects of these refunds and distributions were approximately 14.8% and 15.4% for the three months ended December 31, 2021 and 2020, respectively. The decrease, excluding the effects of the workers compensation premium refunds and distributions, is mainly attributable to the Industrial segment being heavily affected by new COVID-19 variants.

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

•

Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of corporate functions, including principally, finance, human resources, information technology and administrative functions;

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

The Company’s SG&A for the three-month period ended December 31, 2021 increased by $2,872 as compared to the three-month period ended December 31, 2020. SG&A for the three-month period ended December 31, 2021, as a percentage of revenues, was approximately 29% compared to approximately 27% for the three-month period ended December 31, 2020. The increase in SG&A expenses as a percentage of revenue is primarily attributable to additional incentive compensation and bonuses associated with growing revenue and higher non-recurring restructuring costs.

SG&A also includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $514 and $142 for the three-month periods ended December 31, 2021 and 2020, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation Expense

Depreciation expense was $86 and $73 for the three-month period ended December 31, 2021, and 2020, respectively. The increase in depreciation expense is due to fixed asset additions.

Amortization Expense

Amortization expense was $1,014 and $1,044 for the three-month period ended December 31, 2021 and 2020, respectively. The decrease is due to intangible assets related to non-compete agreements becoming fully amortized during fiscal 2021.

Goodwill Impairment

The Company recently completed its annual goodwill impairment assessment, as of September 30, 2021, and determined that its goodwill was not impaired. The amount of discount inherent in the Company’s market capitalization as recently reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, has increased since September 30, 2021; therefore, the Company has performed an interim impairment assessment as of December 31, 2021. As a result, the Company recognized a non-cash impairment charge of $2,150 during the quarter ended December 31, 2021. In reaching its most recent conclusion, management performed interim quantitative and qualitative analysis and adjusted the estimated fair values of its Professional Services and Industrial Services reporting units so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium.

(Amounts in thousands except per share data, unless otherwise stated)

Management also considered other circumstances that have occurred or changed since the Company’s most recent annual evaluation as of September 30, 2021. These included increases in its consolidated stockholders’ equity of $16,773, in aggregate, or 20%, as the result of net gains from the forgiveness of its last four remaining outstanding PPP loans by the SBA in December 2021.

Management also believes that the significant discount inherent in the Company’s market capitalization might be due to volatility in the Company’s stock since the large follow-on offering completed in April 2021, the presence of higher than usual minority pricing discounts in Company’s stock prices and the market, in general; and lingering effects and risks associated with the COVID-19 pandemic. The potential effects of these factors were assigned no weight for purposes of the impairment assessment and resulting charge taken as of December 31, 2021. Considering the Company’s outlook and these other factors, management believes that the excess of its consolidated stockholders’ equity over its market capitalization may be expected to lessen over the future. However, there can be no assurance that this will occur. Accordingly, if the excess of the Company’s consolidated stockholders’ equity over its market capitalization does not lessen, this may present a triggering event or other circumstances that require updated testing of goodwill, which in turn, might result in possible impairment charges in the future.

(Loss) Income from Operations

The (loss) income from operations was $(27) and $1,976 for the three-month period ended December 31, 2021 and 2020, respectively. This decrease of $2,003 is mainly attributable to the non-cash goodwill impairment charge of $2,150. The increases in SG&A due to additional incentive compensation and bonuses associated with growing revenue and higher non-recurring restructuring costs discussed above also contributed to the loss from operations during the three-months ended December 31, 2021. Absent the effect of these items, SG&A and income from operations would have been more in line with the increases in revenue and gross profit for the three-month period ended December 31, 2021.

Interest Expense

Interest expense was $107 for the three-month period ended December 31, 2021, which decreased by $2,579 compared to the three-month period ended December 31, 2020. The decrease in interest expense for the three-month period ended December 31, 2021 is mainly attributable to the interest expense related to the Former Credit Agreement that was included in the three-month period ended December 31, 2020.  The Company’s Former Credit Agreement contributed $1,637 in cash interest and $547 in PIK interest during the three-month period ended December 31, 2020. On April 20, 2021, the Company retired and fully repaid its remaining principal and accrued interest and fee balances due and retired its Former Credit Agreement.

Provision for Income Taxes

The Company recognized income tax benefits of $29 and $395 for the three-month periods ended December 31, 2021 and 2020, respectively. Our effective tax rate for the three months ended December 31, 2021 is lower than the statutory rate primarily due to the effect of the recognition of gains on forgiveness of the Company’s last four PPP loans, which are exempt from taxation, and the valuation allowance on our net DTA position. Our effective tax rate for the three months ended December 31, 2020 is higher than the statutory tax rate primarily due to statutory changes that occurred at that time regarding the CARES Act Payroll Protection Program. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position.

(Amounts in thousands except per share data, unless otherwise stated)

Net Income (Loss)

The Company’s net income (loss) was $16,668 and $(315) for the three-month periods ended December 31, 2021 and 2020, respectively. The increase in net income for the three-month period ended December 31, 2021 is mainly attributable to gains of $16,773 from extinguishment of the Company’s remaining PPP loans.

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

The following table sets forth certain consolidated statements of cash flows data:

	Three Months
	Ended December 31,
(in thousands)	2021	2020
Cash flows provided by operating activities	$2,264	$47
Cash flows used in investing activities	$(84)	$(2)
Cash flows used in financing activities	$-	$-

As of December 31, 2021, the Company had $12,127 of cash, which was an increase of $2,180 from $9,947 as of September 30, 2021. As of December 31, 2021, the Company had working capital of $20,575 compared to $2,528 of working capital as of September 30, 2021. The increase in working capital is mainly attributable to the forgiveness of the Company’s last remaining PPP loans and interest during the three months ended December 31, 2021, which were reflected in current liabilities in the aggregate amount of $16,741 as of September 30, 2021.

Net cash provided by operating activities for the three-month periods ended December 31, 2021 and 2020 was $2,264 and $47, respectively. The positive operating cash flow in the three-month period ended December 31, 2021 corresponds with positive income from operations and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the three-month periods ended December 31, 2021 and 2020.

(Amounts in thousands except per share data, unless otherwise stated)

There were no cash flows used in financing activities for the three-month period ended December 31, 2021 and 2020.

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on December 31, 2021, are approximately $1,814. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on December 31, 2021.

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

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future or at least for the next twelve months.

(Amounts in thousands except per share data, unless otherwise stated)

Coronavirus Pandemic (“COVID-19”), Paycheck Protection Program Loans and Deferral of Federal Payroll Taxes under the CARES Act

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from COVID-19. These included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. Some effects of COVID-19 and the subsequent variants of the virus continue to be felt, although to lesser extent, with the most severe impacts being felt in the commercial (Industrial) segment and, to a lesser extent, in the finance, accounting and office clerical (“FAO”) contract staffing services end markets within the professional segment.

Between April 29 and May 7, 2020, the Company and eight of its operating subsidiaries obtained loans in the aggregate amount of $19,927 from BBVA USA (now known as PNC Bank), as lender, pursuant to the Payroll Protection Plan (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). These funds were the only source of financing available to our companies and businesses and were critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to provide our services and meet our liquidity requirements in the midst of the worldwide Coronavirus Pandemic. The Company accounted for the PPP loans as a debt (See Note 9) in accordance with Accounting Standards Codification (“ASC”) Topic 470 Debt. Accordingly, the PPP loans were recognized as current debt in the Company’s accompanying unaudited condensed consolidated financial statements as of September 30, 2021.

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the three months ended December 31, 2021 as a result of the forgiveness of its last four PPP loans.

The PPP loans obtained by GEE Group Inc., and its operating subsidiaries together as an affiliated group, have exceeded the $2,000 audit threshold established by the SBA, and therefore, also will be subject to audit by the SBA in the future. If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid. If the companies are unable to repay the portions of their PPP loans that ultimately may be reinstated from available liquidity or operating cash flow, we may be required to raise additional equity or debt capital to repay the PPP loans.

The Company and its subsidiaries, under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, also were eligible to defer paying $3,692, in aggregate, of applicable payroll taxes incurred during fiscal 2020. The deferred deposits of the employer’s share of Social Security tax are required be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, fifty (50) percent of the eligible deferred amount, and the remaining amount by December 31, 2022. During the three-month period ending December 31, 2021, the first payments on these deferred amounts were made totaling $1,827, in aggregate. The remaining deferred amounts are included in short-term liabilities on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

(Amounts in thousands except per share data, unless otherwise stated)

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2021, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three-month period ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Subsequent Event, Network Security Incident and Risks

As disclosed in the Note 15 to our consolidated financial statements and elsewhere in this section, on February 1, 2022, the Company detected and stopped a network security incident.  The senior executive management team was immediately notified who in turn reported the network security incident to the audit committee chairman who has board oversight authority for these types of matters. The Company’s audit committee and board of directors have been fully briefed and a special committee of the board of directors has been appointed to participate with management in the on-going investigations, response and full remediation of the incident.  Currently, the Company’s network environment is being monitored around the clock by our IT professionals and third-party cyber security experts to mitigate a future compromise. No additional malicious activity has been observed on the network to date. The Company’s operations were minimally impacted, and we continue to serve our clients without issue.

The Company’s investigation and analysis of the incident are underway and on-going. The scope of investigation and analysis of the incident include identification of vulnerabilities or weaknesses in our security and the design and implementation of additional protective measures and controls to prevent future incidents such as this one.  Based on our current assessments, we have not identified any material weaknesses in our internal controls, including our disclosure controls and procedures as a result of the incident.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In evaluating us and our common stock, in addition to the risk factor below, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“2021 Form 10-K”), and filed with the SEC on December 23, 2021. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2021 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

We recently experienced a network security incident affecting our IT network, information systems and stored information. Network security incidents affecting our systems and information technology such as this one or others could adversely impact our ability to operate and have wider-reaching material adverse effects on our business and financial position and results.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in the delivery of our services or security of our proprietary and confidential information, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock. We face threats to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems and to detect and isolate suspicious activity. While we devote significant resources to the security of our computer systems, we are still vulnerable to these threats. Our controls, therefore, include technology to detect and isolate suspicious activity and disclosure controls and procedures in place to communicate any such threats or activity detected to responsible personnel, including our senior officers and directors, for timely response.

On February 1, 2022, GEE Group Inc. detected, stopped, and isolated a network security incident. An unauthorized third party gained access into our network, encrypted some of our systems, and has demanded money to decrypt the affected systems and to delete and not publicly release stolen information. Our IT director and team of IT professionals immediately disconnected and isolated the affected systems to prevent any further compromise. The senior executive management team was immediately notified who in turn reported the network security incident to GEE Group’s audit committee chairman who has board oversight authority for these types of matters. The Company’s audit committee and board of directors have been fully briefed and a special committee of the board of directors has been appointed to participate with management in the on-going investigations, response and full remediation of the incident. We have engaged third party cyber security experts to assist our internal IT professionals and conduct a comprehensive investigation to determine the extent of the unauthorized activity. We have also notified law enforcement and the Company’s cyber liability insurance carrier about the incident.

To date, our investigation has determined the unauthorized third party acquired data maintained on the encrypted servers, to include some individual personal information such as name, social security number, passport and driver license information. Our forensic investigation will continue until we have determined, to the maximum extent practically possible, the full scope of the incident. Individuals affected by this incident will be notified in accordance with applicable state and federal laws. Our investigation and analysis are on-going, therefore, we do not yet have a complete estimate of the likely total cost or damages stemming from this incident. Based on what we now know, we do not currently foresee this incident having a material detrimental effect on our business or financial position. GEE Group Inc. had in place cyber liability insurance coverage, subject to certain policy limits and deductibles. The Company immediately notified the carrier of the network security incident and is working with them on this matter. However, we do not know the full effects of the breach at this time so there can be no assurance that the network security incident ultimately will not have material adverse effects on our business or financial position.

Currently, our network environment is being monitored around the clock by our IT professionals and third-party cyber security experts with applicable software to detect and mitigate a future compromise. We have not observed any additional malicious activity on the network to date. Our business operations were minimally impacted, and we continue to serve our clients without issue.

Unauthorized users who circumvent data security measures, including the threat actors involved in our recently experienced network security incident, may access and possibly misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could possibly damage our reputation and potentially have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the aggregate impact of the aforementioned incident on our operations and financial condition has not been material to date, it is reasonable to expect that the prevalence of cyber security threats and breaches of systems utilized by businesses will continue or even accelerate as the level of sophistication and knowledge of the perpetrators increases.

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

GEE GROUP INC.
(Registrant)

Date: February 14, 2022	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

