Form 10-Q
period 2022-03-31
GEE Group Inc.
filed 2022-05-16
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2022 was 114,100,455.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2022

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “believe”, “will” and “expect.” These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company’s actual results to differ materially from those in the forward-looking statements include, without limitation, the negative effects of the Coronavirus Pandemic (“COVID-19”), including uncertainties regarding economic recovery and changed socioeconomic norms, general business conditions, the demand for the Company’s services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company’s business activities, including the activities of its contract employees and events affecting its contract employees on client premises, cyber risks, including network security intrusions and/or loss of information, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, and in other documents which we file with the Securities and Exchange Commission. See additional risk factors included below in Part II – Other Information, Item 1A. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

ASSETS	March 31, 2022	September 30, 2021
CURRENT ASSETS
Cash	$14,175	$9,947
Accounts receivable, less allowances ($763 and $286, respectively)	21,199	23,070
Prepaid expenses and other current assets	817	668
Total current assets	36,191	33,685
Property and equipment, net	1,060	765
Goodwill	61,293	63,443
Intangible assets, net	12,725	14,754
Right-of-use assets	3,522	3,920
Other long-term assets	831	1,022
TOTAL ASSETS	$115,622	$117,589

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,697	$2,257
Accrued compensation	5,823	6,413
Current Paycheck Protection Program loans	-	16,741
Current operating lease liabilities	1,612	1,681
Other current liabilities	4,138	4,065
Total current liabilities	13,270	31,157
Deferred taxes	482	591
Noncurrent operating lease liabilities	2,498	3,006
Other long-term liabilities	549	2,066
Total long-term liabilities	3,529	5,663

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding 114,100 shares at March 31, 2022 and September 30, 2021	111,715	111,416
Accumulated deficit	(12,892)	(30,647)
Total shareholders' equity	98,823	80,769
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$115,622	$117,589

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
NET REVENUES:
Contract staffing services	$33,745	$31,063	$70,429	$62,311
Direct hire placement services	5,884	3,655	12,047	7,050
NET REVENUES	39,629	34,718	82,476	69,361

Cost of contract services	25,115	23,810	52,380	45,873
GROSS PROFIT	14,514	10,908	30,096	23,488

Selling, general and administrative expenses	12,228	9,179	24,587	18,665
Depreciation expense	94	77	180	150
Amortization of intangible assets	1,015	1,015	2,029	2,059
Goodwill impairment charge	-	-	2,150	-
INCOME FROM OPERATIONS	1,177	637	1,150	2,614
Gain on extinguishment of debt	-	279	16,773	279
Interest expense	(98)	(2,534)	(205)	(5,220)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,079	(1,618)	17,718	(2,327)
Provision for income tax expense (benefit)	(8)	117	(37)	(277)
NET INCOME (LOSS)	$1,087	$(1,735)	$17,755	$(2,050)

BASIC EARNINGS (LOSS) PER SHARE	$0.01	$(0.10)	$0.16	$(0.12)
DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$(0.10)	$0.15	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	114,100	17,667	114,100	17,667
DILUTED	115,642	17,667	115,592	17,667

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Common Stock	Accumulated	Shareholders'
	Shares	No Par Value	Deficit	Equity
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$80,769
Share-based compensation	-	147	-	147
Net income	-	-	16,668	16,668

Balance, December 31, 2021	114,100	$111,563	$(13,979)	$97,584
Share-based compensation	-	152	-	152
Net income	-	-	1,087	1,087

Balance, March 31, 2022	114,100	$111,715	$(12,892)	$98,823

	Common	Common Stock	Accumulated	Shareholders'
	Shares	No Par Value	Deficit	Equity
Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378
Share-based compensation	-	311	-	311
Net loss	-	-	(315)	(315)

Balance, December 31, 2020	17,667	$58,342	$(30,968)	$27,374
Share-based compensation	-	293	-	293
Net loss	-	-	(1,735)	(1,735)

Balance, March 31, 2021	17,667	$58,635	$(32,703)	$25,932

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Six Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,755	$(2,050)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on extinguishment of debt	(16,773)	(279)
Depreciation and amortization	2,209	2,209
Non-cash lease expense	692	677
Goodwill impairment charge	2,150	-
Share-based compensation	299	604
Increase (decrease) in allowance for doubtful accounts	477	(359)
Deferred income taxes	(109)	(141)
Amortization of debt discount	76	890
Paid in kind interest on term loan	-	1,089
Changes in operating assets and liabilities:
Accounts receivable	1,394	(2,608)
Accounts payable	(560)	(336)
Accrued compensation	(590)	215
Accrued interest	32	88
Change in other assets, net of change in other liabilities	(2,669)	197
Net cash provided by operating activities	4,383	196

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(155)	(12)
Net cash used in investing activities	(155)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net change in cash	4,228	184

Cash at beginning of period	9,947	14,074

Cash at end of period	$14,175	$14,258

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$60	$3,152
Cash paid for taxes	248	208
Non-cash investing and financing activities
Right-of-use assets	294	135
Acquisition of equipment with finance lease	320	98

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Description of Business

GEE Group Inc. was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company”, “us”, “our”, or “we”) are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, engineering, and medical professionals for direct hire and contract staffing for our professional clients and provide temporary staffing services for our industrial clients.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of March 31, 2022, we operated twenty-eight (28) branch offices in downtown or suburban areas of major U.S. cities in eleven (11) states and serve four (4) additional U.S. locations utilizing local staff members working remotely.

Liquidity

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under its current and former asset-based senior secured revolving credit facilities. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, payment of operating costs and expenses, payment of taxes, payment of interest and principal under its debt agreement, and capital expenditures.

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

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its then existing Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Management believes that the Company has adequate cash and working capital and can generate adequate liquidity to meet its obligations for the foreseeable future and at least for one year after the date that these unaudited condensed consolidated financial statements are issued.

Coronavirus Pandemic (“COVID-19”), Paycheck Protection Program Loans and Deferral of Federal Payroll Taxes under the CARES Act

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from COVID-19. These included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. Some effects of COVID-19 and the subsequent variants of the virus continue to be felt, although to a lesser extent, with the most severe impacts being felt in the commercial (“Industrial”) segment and, to a lesser extent, in the professional segment including finance, accounting and office clerical (“FAO”) contract staffing service end markets.

Between April 29 and May 7, 2020, the Company and eight of its operating subsidiaries obtained loans in the aggregate amount of $19,927 from BBVA USA (now known as PNC Bank), as lender, pursuant to the Paycheck Protection Plan (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). These funds were the only source of financing available to our companies and businesses and were critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to provide our services and meet our liquidity requirements in the midst of the worldwide Coronavirus Pandemic. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. The Company accounted for the PPP loans as a debt (see Note 9) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. Accordingly, the PPP loans were recognized as current debt in the Company’s accompanying condensed consolidated financial statements as of September 30, 2021.

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the six months ended March 31, 2022.

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

The Company and its subsidiaries, under the CARES Act, also were eligible to defer paying $3,654, in aggregate, of applicable payroll taxes incurred during fiscal 2020. One half of the deferred deposits of the employer’s share of Social Security tax were required to be paid on or before December 31, 2021 to be considered timely (and avoid a failure to deposit penalty), and the remaining fifty percent (50%) of the eligible deferred amounts are required to be paid similarly by December 31, 2022. The first half of the required deferred deposits payments totaling $1,827, in aggregate, were paid prior to December 31, 2021, as required. The remaining deferred amounts are included in other current liabilities on the accompanying unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, as filed on December 23, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP for interim financial information and with the instructions to Article 8 of Regulation S-X requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of direct hire placement service revenues and were approximately $803 and $1,497, and $470 and $773 for the three and six-month periods ended March 31, 2022 and 2021, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

The Company maintains deposits in financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Highly liquid investments with a maturity of three months or less when purchased, if any, are considered to be cash equivalents. As of March 31, 2022 and September 30, 2021, there were no cash equivalents.

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

As of March 31, 2022 and September 30, 2021, the allowance for doubtful accounts was $763 and $286, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes reserves for permanent placement falloffs of $233 and $115 as of March 31, 2022 and September 30, 2021, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three and six-month periods ended March 31, 2022 and 2021.

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s unaudited condensed consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain or failure to exercise such option results in an economic penalty. All the Company’s real estate leases are classified as operating leases. Also, the Company elected the practical expedient which allows aggregation of non-lease components with the related lease components when evaluating accounting treatment.

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

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by FASB ASU 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment at least annually, and more frequently when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. The Company allocates its goodwill among two reporting units: its Professional Services reporting unit and its Industrial Services reporting unit for purposes of evaluation for impairments. An impairment charge is recognized for the amount by which the carrying amount exceeds a reporting unit’s estimated fair value, not to exceed the carrying value of goodwill. In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting units, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as industry multiples applied to earnings, estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and market comparable assumptions.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived intangible assets used in operations during the three and six-month periods ended March 31, 2022 and 2021.

Fair Value Measurement

The Company follows the provisions of FASB ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The fair value disclosures of the Company’s long-term liabilities approximate their respective fair values based on current yield for debt instruments with similar terms. The Company has no assets or liabilities which are measured at fair value on a recurring basis. Fair value measurements utilized in evaluating the Company’s goodwill and other intangible assets for impairments are measured at fair value on a non-recurring basis using a combination of Level 2 and Level 3 inputs.

Earnings and Loss per Share

Basic earnings and loss per share are computed by dividing net income or loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings and loss per share are computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, and exercise of stock options and warrants. The dilutive effect of outstanding warrants and options is reflected in earnings and loss per share by use of the treasury stock method.

Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 1,639 and 1,693, and 2,745 and 2,768 for the three and six-months ended March 31, 2022 and 2021, respectively. For the three and six-month periods ended March 31, 2022, the weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 1,542 and 1,492. For the three and six-month periods ended March 31, 2021, in which a net loss was incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three and six-month periods ended March 31, 2022 and 2021, advertising expense totaled $484 and $1,001, and $458 and $882 respectively.

Share-Based Compensation

The Company accounts for share-based awards to employees in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options or restricted stock grants. The grant date fair value of stock options is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options and restricted stock grants, the Company recognizes expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these subjective assumptions significantly impact our share-based compensation expense.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

See Note 11 for the assumptions used to calculate the fair value of share-based employee and non-employee compensation. Upon the exercise of options, it is the Company’s policy to issue new shares rather than utilizing treasury shares.

Income Taxes

The Company accounts for income taxes under the asset and liability method, FASB ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it is believed these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it’s determined that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process in which (1) determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to unrecognized tax benefits are recognized on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2022 and September 31, 2021, no accrued interest or penalties are included on the related tax liability line in the accompanying unaudited condensed consolidated balance sheet.

3. New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company has not yet determined the impact of the new guidance on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the Incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. ASU 2019-12 became effective for the three-month period ended December 31, 2021 and had no material impact on our consolidated financial statements. The Company will continue to monitor the impact of the ASU on our condensed consolidated financial statements in the future.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. The guidance has not impacted the condensed consolidated financial statements to date. The Company will continue to monitor the impact of the ASU on our condensed consolidated financial statements in the future.

No other recent accounting pronouncements were issued by the FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2022	September 30, 2021

Computer software	$481	$462
Office equipment, furniture, fixtures and leasehold improvements	3,498	3,042
Total property and equipment, at cost	3,979	3,504
Accumulated depreciation and amortization	(2,919)	(2,739)
Property and equipment, net	$1,060	$765

Depreciation expense for three and six-month periods ended March 31, 2022 and 2021 was $94 and $180, and $77 and $150, respectively.

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

Operating lease expenses were $543 and $1,077, and $562 and $1,123 for the three and six-month periods ended March 31, 2022 and 2021, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Six Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities	$987	947
Right-of-use assets obtained in exchange for new operating lease liabilities	$294	135

Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2022	September 30, 2021
Weighted average remaining lease term for operating leases (in years)	2.3	2.7
Weighted average discount rate for operating leases	5.0%	5.9%

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2022, including certain closed offices are as follows:

Remainder of Fiscal 2022	$985
Fiscal 2023	1,472
Fiscal 2024	1,172
Fiscal 2025	602
Fiscal 2026	194
Thereafter	29
Less: Imputed interest	(344)
Present value of operating lease liabilities (a)	$4,110

(a)	Includes current portion of $1,612 for operating leases.

6. Goodwill and Intangible Assets

Goodwill

Goodwill as of March 31, 2022 and September 30, 2021 consisted of the following:

	March 31, 2022	September 30, 2021

Goodwill beginning balance	$63,443	$63,443
Impairment charges	(2,150)	-
Goodwill ending balance	$61,293	$63,443

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2021, and determined that its goodwill was not impaired. The amount of discount inherent in the Company’s market capitalization reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during three-months ended December 31, 2021. The Company reassessed the qualitative and quantitative analysis at March 31, 2022 and determined there was no additional impairment during the three-month period ended March 31, 2022.

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of March 31, 2022 and September 30, 2021 and estimated future amortization expense.

	March 31, 2022			September 30, 2021
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$17,163	$11,907	$29,070	$15,844	$13,226
Trade names	8,329	7,511	818	8,329	6,801	1,528
Total	$37,399	$24,674	$12,725	$37,399	$22,645	$14,754

Estimated Amortization Expense
Remaining Fiscal 2022	$1,440
Fiscal 2023	2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Thereafter	916
	$12,725

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

The amortization expense for intangible assets was $1,015 and $2,029, and $1,015 and $2,059 for three and six-month periods ended March 31, 2022 and 2021, respectively.

7. Former Revolving Credit Facility and Term Loan

The Company and its subsidiaries, as borrowers, were parties to a Revolving Credit, Term Loan and Security Agreement (the “Former Credit Agreement”) with certain investment funds managed by MGG. The principal and remaining unpaid accrued interest and fee balances under the Revolving Credit Facility and Term Loan balances outstanding under the Former Credit Agreement, as amended, were fully repaid and the Former Credit Agreement was retired on April 20, 2021. Additional information regarding the repayment of the Former Credit Agreement is presented in Note 1.

8. Senior Bank Loan, Security and Guarantee Agreement

On May 14, 2021, the Company and its subsidiaries entered a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A.. The CIT Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The CIT Facility matures on the fifth anniversary of the closing date (May 14, 2026).

As of March 31, 2022, the Company had $0 in outstanding borrowings and $14,057 available for borrowing under the terms of the CIT Facility. The Company also had $637 in unamortized debt issue cost associated with the CIT Facility. The amortization expense of these debt costs totaled $38 and $76 for the three and six-month periods ended March 31, 2022, respectively.

Under the CIT Facility, advances will be subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or LIBOR (or any successor thereto) for the applicable interest period, subject to a 1% floor, plus the applicable margin. The CIT Facility also contains provisions addressing the potential future replacement of LIBOR utilized and referenced in the loan agreement, in the event LIBOR becomes no longer available. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration.

9. CARES Act Paycheck Protection Program Loans

Between April 29 and May 7, 2020, the Company obtained PPP loans for each of its operating subsidiaries. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. Each of the Company’s subsidiaries executed a separate promissory note evidencing unsecured loans under the PPP. The following promissory notes were executed by the Company and its subsidiaries: GEE Group, Inc. for $1,992; Scribe Solutions, Inc. for $277; Agile Resources, Inc. for $1,206; Access Data Consulting Corporation for $1,456; Paladin Consulting, Inc. for $1,925; SNI Companies, Inc. for $10,000; Triad Personnel Services, Inc. for $404; Triad Logistics, Inc. for $78; and BMCH, Inc. for $2,589.

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the six months ended March 31, 2022 as a result of the forgiveness of its last four PPP loans.

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

11. Equity

Preferred Stock

The Company has authorized 20,000 shares of preferred stock of which 1,000 shares have been designated Series A Preferred Stock, and no shares are issued or outstanding; 5,950 shares have been designated Series B Preferred Stock, of which 5,926 shares were issued and none remain outstanding, and 3,000 shares have been designated Series C Preferred Stock, of which 2,093 shares were issued and none remain outstanding as of March 31, 2022 and September 30, 2021. Based on the terms of the Series B Convertible Preferred Stock, if certain fundamental transactions were to occur, the Series B Convertible Preferred Stock would require redemption, which would preclude permanent equity classification on the accompanying condensed consolidated balance sheets. The Series C Convertible Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Amended and Restated 2013 Incentive Stock Plan

As of March 31, 2022, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan (the “Plan”). During fiscal 2021, the 2013 Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options grants by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. As of March 31, 2022, there were 10,636 shares available to be granted under the Plan (5,778 shares available for stock option grants and 4,858 shares available for restricted stock grants).

Restricted Stock

The Company granted 100 shares of restricted common stock during the six-month period ended March 31, 2022. Share-based compensation expense attributable to restricted stock was $76 and $148, and $163 and $336 during the three and six-month periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $467 of unrecognized compensation expense related to restricted stock outstanding, and the weighted average vesting period for those options was 3.08 years.

A summary of restricted stock activity is presented as follows:
	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2021	1,442	0.60
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2021	1,442	0.60
Granted	100	0.53
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2022	1,542	0.59

Warrants

The Company had 77 warrants outstanding as of March 31, 2022 and September 30, 2021 with a weighted average exercise price per share of $2. The outstanding warrants had a weighted average remaining contractual life of 3.01 and 3.50 as of March 31, 2022 and September 30, 2021, respectively. No warrants were granted or expired during the three and six-month periods ended March 31, 2022 and 2021.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Stock Options

All stock options outstanding as of March 31, 2022 and September 30, 2021 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Share-based compensation expense attributable to stock options and warrants was $76 and $151, $130 and $268 for the three and six-month periods ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $328 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.56 years.

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2021	1,672	2.14	7.35	-
Granted	-	-	-	-
Forfeited/Expired	(1)	2.99	-	-
Options outstanding as of December 31, 2021	1,671	2.14	7.10	-
Granted	50	0.53	-	-
Forfeited/Expired	(80)	1.12	-	-
Options outstanding as of March 31, 2022	1,641	2.14	6.89	-

Exercisable as of September 30, 2021	890	3.14	6.08	-
Exercisable as of March 31, 2022	965	3.06	5.65	-

12. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and six-month periods ended March 31, 2022 and 2021:

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2022	2021	2022	2021
Provision for Income Taxes	$(8)	$117	$(37)	$(277)
Effective Tax Rate	0%	-7%	0%	12%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and six-month period ended March 31, 2022 and 2021, is lower than the statutory tax rate primarily due to the effect of the valuation allowance on the net DTA position. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a valuation allowance against the remaining net DTA position.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

13. Commitments and Contingencies

Litigation and Claims

On March 23, 2022, the Company settled a legal matter involving two separate, but related lawsuits, filed by plaintiff Sands Brothers Venture Capital II, LLC. These two lawsuits and others in which the Company was not a named party, involved a dispute amongst certain former affiliate and non-affiliate entities, and certain former officers and directors of the Company, stemming from a series of transactions that allegedly occurred during the period 2008 through 2010. The Company was sued in 2014 and 2017, based on the allegation that it was a participant and aided and abetted in the fraudulent conveyance of funds. The plaintiff was a creditor of an unaffiliated now defunct entity whose assets the Company is alleged to have received. Given the facts and circumstances of the case, it has been the Company’s belief and assessment that the lawsuits were meritless, and that the likelihood of a material adverse resolution was remote. GEE Group’s ongoing legal expenses including depositions, court filings, etc. incurred over the years to defend itself from the claims made by the plaintiff in the respective lawsuits, have, for the most part, been either paid directly to the law firms or reimbursed by insurance.

The Company continues to believe that its defenses were meritorious and that the final results of litigation would, overall, have been favorable on the merits. However, given the age of the matter, the potential future significant ongoing uninsured portions of legal and other costs to be incurred, including the extraordinary expenses of flying and housing witnesses and experts for the trial, and the future time, attention and effort necessary by management to satisfactorily resolve the matter through the courts, the Company made the business decision to take advantage of an opportunity to settle the case. In this regard, the Company entered into a Confidential Settlement Agreement and Mutual Release, dated March 23, 2022, with the plaintiff for both lawsuits. Under the terms of the agreement and release, neither the plaintiff nor the Company have admitted or conceded to any wrongdoing, and the matter has been settled in its entirety for a one-time, payment to the plaintiff of approximately $1,175, of which the Company’s portion is $975, with insurance paying the balance. This payment was due and paid by April 8, 2022, and the expense has been recognized as a pre-tax charge in the Company’s condensed consolidated financial statements for the three-month period ended March 31, 2022.

The Company and its subsidiaries are involved in various other litigation that arises in the ordinary course of business. There are no other pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

14. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, accounting, finance and office, engineering, and medical, and (c) temporary industrial staffing. These services can be divided into two reportable segments: Professional Staffing Services and Industrial Staffing Services. Some selling, general and administrative expenses are not fully allocated among Industrial Services and Professional Staffing Services.

Unallocated corporate expenses primarily include certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, stock compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board fees, acquisition, integration and restructuring expenses, and interest expense.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Industrial Staffing Services
Industrial services revenue	$3,735	$4,023	$7,824	$9,134
Industrial services gross margin (1)	14.7%	8.8%	15.0%	29.3%
Income (loss) from operations	$580	$(289)	$692	$1,918
Depreciation and amortization	$15	$15	$31	$44

Professional Staffing Services
Permanent placement revenue	$5,884	$3,655	$12,047	$7,050
Placement services gross margin	100%	100%	100%	100%
Professional services revenue	$30,010	$27,040	$62,605	$53,177
Professional services gross margin	26.9%	25.5%	27.0%	25.9%
Income from operations	$2,606	$2,644	$4,851	$4,024
Depreciation and amortization	$1,094	$1,077	$2,178	$2,165

Unallocated Expenses
Corporate administrative expenses	$1,733	$1,266	$3,842	$2,449
Corporate facility expenses	90	91	184	173
Stock compensation expense	152	293	299	604
Board related expenses	34	68	68	102
Total unallocated expenses	$2,009	$1,718	$4,393	$3,328

Consolidated
Total revenue	$39,629	$34,718	$82,476	$69,361
Income from operations	$1,177	$637	$1,150	$2,614
Depreciation and amortization	$1,109	$1,092	$2,209	$2,209

(1)

Credits (charges) related to estimated and/or actual annual premium refunds from the Ohio Bureau of Workers Compensations totaling $19 and $(219) are included in the three months ended March 31, 2022 and 2021, respectively; and $37 and $1,318 for the six months ended March 31, 2022 and 2021, respectively. The Industrial Services gross margin normalized for the effects of these items were approximately 14.2% and 14.2% for the three months ended March 31, 2022 and 2021, respectively; and 14.5% and 14.9% for the six months ended March 31, 2022 and 2021, respectively.

15.  Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible core and field personnel, including those assigned to provide staffing services for clients. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants’ contributions with 10% of the first 10% of a participant’s contribution. The Company match contributed $28 and $37, and $20 and $30, respectively, from continuing operations to the 401(k) Plan for the three-month and six-month periods ended March 31, 2022 and March 31, 2021.

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of March 31, 2022, we operated twenty-eight (28) branch offices in downtown or suburban areas of major U.S. cities in eleven (11) states and serve four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, and New Jersey; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) four offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; (vi) seven offices in Ohio; and (vii) one remote local market presence in Virginia.

Management has implemented a strategy which includes organic and acquisition growth components. Management’s organic growth strategy includes seeking out and winning new client business, as well as expansion of existing client business and on-going cost reduction and productivity improvement efforts in operations. Management’s acquisition growth strategy includes identifying strategic acquisitions, financed primarily through a combination of cash and the issuance of equity and/or debt to improve the overall profitability and cash flows of the Company.

The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services. We believe our current segments and array of businesses and brands within our segments complement one another and position us for future growth.

Network Security Incident and Risk

On February 1, 2022, the Company detected and stopped a network security incident. An unauthorized third party gained access into our network, encrypted various systems, and demanded money to decrypt the affected systems and to delete and not publicly release stolen information. The Company’s IT professionals immediately disconnected and isolated the affected systems to prevent any further compromise. The senior executive management team was immediately notified who in turn reported the network security incident to the Company’s Audit Committee chairman who has board oversight authority for these types of matters. The Company’s audit committee and board of directors were fully briefed and a special committee of the board of directors was appointed to assist and oversee management in the investigations, response and full remediation of the incident. The Company engaged third party cyber security experts to assist its internal IT professionals and conducted a comprehensive investigation to determine the extent of the unauthorized activity. The Company also notified law enforcement and its cyber liability insurance carrier about the incident.

The Company’s investigation determined that the unauthorized third party acquired a relatively small amount of data maintained on the encrypted servers, to include in some cases, individual personal information such as names, social security numbers, passport and driver license information. Our forensic investigation has been concluded and we believe we have reasonably determined the scope of the incident. Individuals affected by this incident are in the process of being notified in accordance with applicable state and federal laws. The cost of investigating and resolving the incident thus far has been immaterial. Based on what management and the Company’s third-party cyber security experts have determined in their investigation, the Company also does not foresee this incident having any future material detrimental effect on our business or financial position. The Company has in place cyber liability insurance coverage, subject to certain policy limitations and deductibles. The Company had also immediately notified the cyber insurance carrier of the network security incident, who worked with management and the Company’s third-party cyber security experts on this matter.

The Company’s network environment is fully operational and additional security measures have been added and/or are being evaluated to prevent further intrusions. The Company has not observed any additional malicious activity on the network to date. The Company’s operations were only minimally impacted by the incident, and we were able to serve our clients and other stakeholders without issue throughout.

Coronavirus Pandemic (“COVID-19”)

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, and lost productivity due to business closings both by clients and at the Company’s own operating locations. Some effects of COVID-19 and the subsequent variants of the virus continue to be felt to an extent, with the most severe impacts being felt in the industrial segment and, to a lesser extent, in the finance, accounting, and office clerical (“FAO”) end markets within the professional segment. In response to the crisis, in April 2020 we took a series of proactive actions including a temporary 10% pay cut for full-time salaried employees, temporary furloughing and redeployment of some employees, reduction of discretionary expenses and projects, and obtaining funds under CARES Act Paycheck Protection Program (“PPP”). These actions allowed us to generate cost savings and time with which to mitigate the impacts of the COVID-19 pandemic on our businesses and brands. Our businesses have continued their recoveries to a significant extent during the six months ended March 31, 2022. While we have experienced significant recovery and in recent quarters returned to or exceeded pre-COVID-19 levels of results and performance, the rate of future recovery and growth is still somewhat uncertain as potential resurgences and negative impacts of COVID-19 and variants thereof have continued to have negative impacts on the U.S. economy in 2021 and 2022, including in some cases, certain markets and clients we serve.

(Amounts in thousands except per share data, unless otherwise stated)

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended March 31,
	2022	2021	Change	Change
Professional contract services	$30,009	$27,040	$2,969	11%
Industrial contract services	3,736	4,023	(287)	-7%
Total professional and industrial contract services	33,745	31,063	2,682	9%

Direct hire placement services	5,884	3,655	2,229	61%
Consolidated net revenues	$39,629	$34,718	$4,911	14%

Contract staffing services contributed $33,745, or approximately 85%, of consolidated revenues and direct hire placement services contributed $5,884, or approximately 15%, of consolidated revenues for the three-month period ended March 31, 2022. This compares to contract staffing services revenues of $31,063, or approximately 89%, of consolidated revenues and direct hire placement revenues of $3,655, or approximately 11%, of consolidated revenues for the three-month period ended March 31, 2021.

The overall increase in contract staffing services revenues of $2,682, or 9%, for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021 was primarily attributable to increased demand for employment in our professional contract services markets, resulting in an increase in revenues of $2,969, or 11%, as the negative effects of COVID-19 lessen and the U.S. economy and workforce continue on recovery paths toward pre-COVID-19 conditions. Industrial staffing services for the quarter decreased by $287, or 7%, due mainly to reoccurrence of adverse conditions associated with COVID-19 variants, which continued to cause some disruptions in the industrial markets we serve resulting in a decrease in demand for our industrial staffing services.

Direct hire placement revenue for the three-month period ended March 31, 2022 increased by $2,229, or approximately 61% as compared to the three-month period ended March 31, 2021. Demand for the Company’s direct hire services increased due to increased employment opportunities and placement orders in our professional services markets. In addition, as the negative effects of COVID-19 continue to lessen, the U.S. economy and workforce continues to trend closer to pre-COVID-19 conditions.

Management believes that the significant net growth in revenues during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is generally in line with the recovery trends being experienced in the overall U.S. economy. The Company continues to observe, analyze and, where considered appropriate, make modifications and changes to its business model and practices in response to the COVID-19 pandemic and related health and safety concerns, including most recently, those associated with its variants. These include, but are not limited to, implementation of preventative policies and procedures in observance of Federal, state and/or local guidelines with regard to COVID-19 and its variants, use of personal protective equipment (principally, protective masks), and others. The Company also continues to take advantage of flexible and hybrid work-from-home employment arrangements and has converted some of its former branch office locations to virtual locations.

(Amounts in thousands except per share data, unless otherwise stated)

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company’s contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended March 31, 2022 totaled $25,115, as compared to $23,810 for the three months ended March 31, 2021. This increase of $1,305, or approximately 5%, is consistent with the increase in contract service revenues as discussed further above.

Gross Profit percentage by service:
	Three Months
	Ended March 31,
	2022	2021
Professional contract services	26.9%	25.5%
Industrial contract services	14.7%	8.8%
Professional and industrial services combined	25.6%	23.3%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	36.6%	31.4%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month periods ended March 31, 2022 and 2021 were approximately 36.6% and 31.4%, respectively. The overall improvement in the Company’s combined gross profit margin is largely due to the increase in and higher mix of direct hire revenues.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 26.9% for three-month period ended March 31, 2022 compared to approximately 25.5% for the three-month period ended March 31, 2021. This increase is primarily due to price increases associated with wage increases necessary to attract or retain contract services employees and the resulting increased spreads and margins for services performed in our Professional Services segment contract business. The Company’s gross margins also were impacted by shifts in the amounts and mix of business towards higher end markets in terms of billing rates and margins.

The Company’s industrial contract services gross margin for the three-month period ended March 31, 2022 was approximately 14.7% versus approximately 8.8% for the three-month period ended March 31, 2021. The low industrial staffing services gross margin reported for the three months ended March 31, 2021 is due to a charge taken for a decrease in the estimated amount of premium refunds the Company’s industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively rated insurance program. The industrial contract services gross margins normalized for the effects of these items were consistent at approximately 14.2% and 14.2% for the three months ended March 31, 2022 and 2021, respectively.

(Amounts in thousands except per share data, unless otherwise stated)

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include the following categories:

•

Compensation and benefits in the operating divisions, which includes salaries, wages, and commissions earned by the Company’s employment consultants, recruiters, and branch managers on permanent and temporary placements;

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

The Company’s SG&A for the three-month period ended March 31, 2022, increased by $3,049 as compared to the three-month period ended March 31, 2021. SG&A for the three-month period ended March 31, 2022, as a percentage of revenues, were approximately 31% compared to approximately 26% for the three-month period ended March 31, 2021. In addition to overall growth of the business, resulting in additional incentive compensation and bonuses, the increase in SG&A expenses and ratios were affected by an increase of $413 in bad debt expense associated with one of the Company’s light industrial customers and the settlement of a legal matter totaling $975. In addition, share-based compensation declined to $152 for the three-months ended March 31, 2022, as compared to $293 for the three-months ended March 31, 2021. This decline was attributable to awards being forfeited or becoming fully vested during fiscal 2021.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring, and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $1,005 and $39 for the three-month periods ended March 31, 2022 and 2021, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions. The legal settlement described above contributed $975 to these costs for the three-month period ended March 31, 2022.

Depreciation Expense

Depreciation expense was $94 and $77 for the three-month periods ended March 31, 2022, and 2021, respectively. The increase in depreciation expense is due to fixed assets additions.

Amortization Expense

Amortization expense was $1,015 for both of the three-month periods ended March 31, 2022 and 2021, respectively.

Income from Operations

The income from operations increased by $540 for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021. The lower than proportional increase relative to increases in revenues, gross profit and gross margins is due to the factors described above, including notably, increases in bad debt expense of $413, a legal settlement of $975, and higher incentive compensation and bonuses.

(Amounts in thousands except per share data, unless otherwise stated)

Interest Expense

Interest expense was $98 for the three-month period ended March 31, 2022, which decreased by $2,436 compared to the three-month period ended March 31, 2021. The decrease in interest expense is mainly attributable to the interest expense incurred under the Former Credit Agreement included in the three-month period ended March 31, 2021. The Company’s Former Credit Agreement contributed $2,040 in cash interest and $445 in amortization of capitalized and other debt related costs during the three-month period ended March 31, 2021. On April 20, 2021, the Company retired and fully repaid its remaining principal and accrued interest and fee balances due and retired its Former Credit Agreement.

Provision for Income Taxes

The Company recognized a tax benefit of $8 for the three-month period ended March 31, 2022. Our effective tax rate for the three-month period ended March 31, 2022 and 2021 is lower than the statutory rate primarily due to the effect of the valuation allowance on the net DTA position. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Income (Loss)

The Company’s net income (loss) was $1,087 and $(1,735) for the three-month periods ended March 31, 2022 and 2021, respectively. The lower than proportional improvement relative to the increases in revenue and gross profit and lower interest expense described above is largely due to factors described under SG&A above, including notably, increases in bad debt expense of $413, a legal settlement of $975, and higher incentive compensation and bonuses.

(Amounts in thousands except per share data, unless otherwise stated)

Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months
	Ended March 31,
	2022	2021	Change	Change
Professional contract services	$62,605	$53,177	$9,428	18%
Industrial contract services	7,824	9,134	(1,310)	-14%
Total professional and industrial contract services	70,429	62,311	8,118	13%

Direct hire placement services	12,047	7,050	4,997	71%
Consolidated net revenues	$82,476	$69,361	$13,115	19%

Contract staffing services contributed $70,429, or approximately 85%, of consolidated revenue and direct hire placement services contributed $12,047, or approximately 15%, for the six-month period ended March 31, 2022. This compares to contract staffing services revenue of $62,311, or approximately 90%, of consolidated revenue and direct hire placement revenue of $7,050, or approximately 10%, of consolidated revenue for the three-month period ended March 31, 2021.

The overall increase in contract staffing services revenues of $8,118, or 13%, for the six-month period ended March 31, 2022 compared to the six-month period ended March 31, 2021 was primarily attributable to increased demand for employment in our professional contract services markets, resulting in an increase in revenues of $9,428, or 18%, as the negative effects of COVID-19 lessen and the U.S. economy and workforce continue on recovery paths toward pre-COVID-19 conditions. Revenues for the six-month period ended March 31, 2022 also include staffing support for vaccination and testing facilities and locations established to respond to COVID-19 and its variants. Industrial staffing services revenues decreased by $1,310, or 14%, due mainly to reoccurrence of adverse conditions associated with COVID-19 variants, which caused significant disruptions in the industrial markets we serve and resulting in a decrease in demand for our industrial staffing services.

Direct hire placement revenue for the six-month period ended March 31, 2022 increased by $4,997, or approximately 71%, over the six-month period ended March 31, 2021. Demand for the Company’s direct hire services also increased due to increased employment opportunities and placement orders in our professional services markets associated with the lessening negative effects of COVID-19 and as the U.S. economy and workforce continue to improve toward pre-COVID-19 conditions.

Management believes that the significant net growth in revenues during the six months ended March 31, 2022, compared to the six months ended March 31, 2021, is in line with the recovery trends being experienced in the overall U.S. economy.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company’s contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the six months ended March 31, 2022 totaled $52,380 as compared to $45,873 for the six months ended March 31, 2021. This increase of $6,507, or approximately 14%, is consistent with the increase in revenues as discussed further above.

(Amounts in thousands except per share data, unless otherwise stated)

Gross Profit percentage by service:

	Six Months
	Ended March 31,
	2022	2021
Professional contract services	27.0%	25.9%
Industrial contract services	15.0%	29.3%
Professional and industrial services combined	25.6%	26.4%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	36.5%	33.9%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margins, including direct hire placement services (recorded at 100% gross margin) for the six-month period ended March 31, 2022 and 2021 were approximately 36.5% and 33.9%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 27.0% for the six-month period ended March 31, 2022 compared to approximately 25.9% for the six-month period ended March 31, 2021. This increase is primarily due to price increases associated with wage increases necessary to attract or retain contract services employees and the resulting increased spreads and margins for services performed in our professional contract services segment. The Company’s gross margins also were impacted by shifts in the amounts and mix of business towards higher end markets in terms of billing rates and margins.

The Company’s industrial contract services gross margin for the six-month period ended March 31, 2022 was approximately 15% versus approximately 29.3% for the six-month period ended March 31, 2021. The decrease in industrial contract services gross margin is mainly due to the amount of additional premium refunds in the form of policy distributions the Company’s industrial business was eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively rated insurance program. Results for the six months ended March 31, 2022 and 2021 included $37 and $1,318 of such premium refunds, respectively. The Industrial Services gross margins excluding the effects of these refunds and distributions were approximately 14.5% and 14.9% for the six months ended March 31, 2022 and 2021, respectively. The decreases in industrial services revenues and gross margins, excluding the effects of the workers compensation premium refunds and distributions, is mainly attributable to the Industrial segment being more heavily affected by new COVID-19 variants in this year’s first fiscal quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include the following categories:

•

Compensation and benefits in the operating divisions, which includes salaries, wages, and commissions earned by the Company’s employment consultants, recruiters, and branch managers on permanent and temporary placements;

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for the six-month period ended March 31, 2022 increased by $5,922 as compared to the six-month period ended March 31, 2021. SG&A for the six-month period ended March 31, 2022, as a percentage of revenues, were approximately 30% compared to approximately 27% for the six-month period ended March 31, 2021. In addition to overall growth of the business, resulting in additional incentive compensation and bonuses, the increase in SG&A expenses and ratios were affected by an increase of $413 in bad debt expense associated with one of the Company’s light industrial customers, a legal settlement of $975, and a charge associated with a severance agreement of $509. In addition, share-based compensation declined to $299 for the six-months ended March 31, 2022, as compared to $604 for the six-months ended March 31, 2021. This decline was attributable to awards being forfeited or becoming fully vested during fiscal 2021.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $1,531 and $181 for the six-month periods ended March 31, 2022 and 2021, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions. The legal settlement and severance agreement described above contributed $975 and $509, respectively, to these costs for the six-month period ended March 31, 2022.

Depreciation Expense

Depreciation expense was $180 and $150 for the six-month period ended March 31, 2022 and 2021, respectively. The increase in depreciation expense is due to fixed assets additions.

Amortization Expense

Amortization expense was $2,029 and $2,059 for the six-month period ended March 31, 2022 and 2021, respectively. The decrease is due to intangible assets related to non-compete agreements becoming fully amortized during fiscal 2021.

Goodwill Impairment

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2021, and determined that its goodwill was not impaired. The amount of discount inherent in the Company’s market capitalization reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during the three-months ended December 31, 2021. The Company reassessed the qualitative and quantitative analysis at March 31, 2022 and determined there was no additional impairment during the three-month period ended March 31, 2022.

(Amounts in thousands except per share data, unless otherwise stated)

Income from Operations

The income from operations decreased by $1,464 for the six-month period ended March 31, 2022 compared to the six-month period ended March 31, 2021. The decrease is due to factors described above, including notably, increases of $413 in bad debt expense associated with one of the Company’s light industrial customers, a legal settlement of $975, and a charge associated with a severance agreement of $509. Additionally, the non-cash goodwill impairment charge of $2,150 taken during the six-month period ended March 31, 2022 offset increases in revenue during the period.

Interest Expense

Interest expense was $205 for the six-month period ended March 31, 2022, which decreased by $5,015 compared to the six-month period ended March 31, 2021. The decrease in interest expense is mainly attributable to the interest expense related to the Former Credit Agreement that was included in the six-month period ended March 31, 2021. The Company’s Former Credit Agreement contributed $4,225 in cash interest expense and $890 in amortization of capitalized and other debt related costs during the six-month period ended March 31, 2021. On April 20, 2021, the Company repaid its remaining principal and accrued interest balances under its Former Credit Agreement, after which time interest expense ceased to accrue.

Provision for Income Taxes

The Company recognized a tax benefit of $37 for the six-month period ended March 31, 2022. Our effective tax rate for the six-month period ended March 31, 2022 and 2021 is lower than the statutory rate primarily due to the effect of the valuation allowance on the net DTA position. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Income (Loss)

The Company’s net income (loss) was $17,755 and $(2,050) for the six-month periods ended March 31, 2022 and 2021, respectively. The increase is primarily due to gains of $16,773 from forgiveness and extinguishment of the Company’s remaining PPP loans during the six-month period ended March 31, 2022 and the growth in revenues and gross profit discussed above. These were offset to an extent by an increase in bad debt expense of $413, a legal settlement of $975, a charge associated with a severance agreement of $509, and the non-cash goodwill impairment charge of $2,150.

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

The following table sets forth certain consolidated statements of cash flows data:

	Six Months
	Ended March 31,
	2022	2021
Cash flows provided by operating activities	$4,383	$196
Cash flows used in investing activities	$(155)	$(12)
Cash flows provided by financing activities	$-	$-

As of March 31, 2022, the Company had $14,175 of cash, which was an increase of $4,228 from $9,947 as of September 30, 2021. The significant increase in cash flows from operating activities is primarily the result of the elimination of cash interest expense on the Company’s high-cost Former Credit Facility, which was fully repaid and retired on April 20, 2021. As of March 31, 2022, the Company had working capital of $22,388 compared to $2,528 of working capital as of September 30, 2021. The increase in working capital is mainly attributable to the forgiveness of the Company’s last remaining PPP loans and interest during the six-month period ended March 31, 2022, which were reflected in current liabilities in the aggregate amount of $16,741 as of September 30, 2021.

Net cash provided by operating activities for the six-month periods ended March 31, 2022 and 2021 was $4,383 and $196, respectively. The positive operating cash flow in the six-month period ended March 31, 2022 corresponds with the increase in net income and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the six-month periods ended March 31, 2022 and 2021.

There were no cash flows used in financing activities for the six-month period ended March 31, 2022 and 2021.

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on March 31, 2022, are approximately $1,788. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on March 31, 2022.

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

(Amounts in thousands except per share data, unless otherwise stated)

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under its then existing Revolving Credit, Term Loan and Security Agreement, dated as of March 31, 2017, as amended, including accrued interest, using the net proceeds of its recent underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments. The Company took a one-time charge of $4,004 which represents unamortized debt issue costs associated with its Former Credit Agreement.

On May 14, 2021, GEE Group Inc. and its subsidiaries, Agile Resources, Inc., Access Data Consulting Corporation, BMCH, Inc., GEE Group Portfolio, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Personnel Services, Inc., and Triad Logistics, Inc. entered a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A. (the “CIT Facility”). The CIT Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The CIT Facility matures on the fifth anniversary of the closing date (May 14, 2026). Concurrent with the May 14, 2021 closing of the CIT Facility, the Company initially borrowed $5,326 and utilized these funds to pay all remaining unpaid Exit and Restructuring Fees due to its former senior lenders in the amount of $4,978, with the remainder going to direct fees and costs associated with the CIT Facility.

Under the CIT Facility, advances will be subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offering Rate (“LIBOR” or any successor thereto) for the applicable interest period, subject to a 1% floor, plus the applicable margin. The CIT Facility also contains provisions addressing the potential future replacement of LIBOR utilized and referenced in the loan agreement, in the event LIBOR becomes no longer available. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration.

The Company had approximately $14,057 in availability for borrowings as of March 31, 2022. There were no outstanding borrowings outstanding on the CIT Facility as of March 31, 2022, or September 30, 2021, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying consolidated balance sheets.

Management believes that the Company has adequate cash and working capital and can generate adequate liquidity to meet its obligations for the foreseeable future and at least for one year after the date this Quarterly Report on Form 10-Q is filed.

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

(Amounts in thousands except per share data, unless otherwise stated)

Between April 29 and May 7, 2020, the Company and eight of its operating subsidiaries obtained loans in the aggregate amount of $19,927 from BBVA USA (now known as PNC Bank), as lender, pursuant to the Paycheck Protection Plan (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). These funds were the only source of financing available to our companies and businesses and were critical to our ability to maintain operations, including the employment of our temporary and full-time employees, in order to provide our services and meet our liquidity requirements in the midst of the worldwide Coronavirus Pandemic. The PPP loans were recognized as current debt in the Company’s accompanying unaudited condensed consolidated financial statements as of September 30, 2021.

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the six months ended March 31, 2022 as a result of the forgiveness of its last four PPP loans.

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

The Company and its subsidiaries, under the CARES Act, also were eligible to defer paying $3,654, in aggregate, of applicable payroll taxes incurred during fiscal 2020. The deferred deposits of the employer’s share of Social Security tax are required be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, fifty (50) percent of the eligible deferred amount, and the remaining amount by December 31, 2022. During the six-month period ending March 31, 2022, the first payments on these deferred amounts were made totaling $1,827, in aggregate. The remaining deferred amounts are included in short-term liabilities on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2022, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s three-month period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Network Security Incident and Risks

On February 1, 2022, the Company detected and stopped a network security incident. The senior executive management team was immediately notified who in turn reported the network security incident to the audit committee chairman who has board oversight authority for these types of matters. The Company’s Audit Committee and Board of Directors have been fully briefed and a special committee of the board was appointed to assist and oversee management in the on-going investigations, response and full remediation of the incident. The cost of investigating and resolving the incident thus far has been immaterial. Based on what management and the Company’s third-party cyber security experts have determined in their investigation, the Company also does not foresee this incident having any future material detrimental effect on our business or financial position. No additional malicious activity has been observed on the network to date. The Company’s operations were minimally impacted, and we continue to serve our clients without issue.

The Company’s investigation and analysis of the incident are largely completed. The scope of investigation and analysis of the incident have included identification of vulnerabilities or weaknesses in our security and, also, the design and implementation of additional protective measures and controls to prevent future incidents such as this one.

Based on our current assessments, we also have not identified any material weaknesses in our internal controls, including our disclosure controls and procedures as a result of the incident.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

On March 23, 2022, the Company settled a legal matter involving two separate, but related lawsuits, filed by plaintiff Sands Brothers Venture Capital II, LLC. These two lawsuits and others in which the Company was not a named party, involved a dispute amongst certain former affiliate and non-affiliate entities, and certain former officers and directors of the Company, stemming from a series of transactions that allegedly occurred during the period 2008 through 2010. The Company was sued in 2014 and 2017, based on the allegation that it was a participant and aided and abetted in the fraudulent conveyance of funds. The plaintiff was a creditor of an unaffiliated now defunct entity whose assets the Company is alleged to have received. Given the facts and circumstances of the case, it has been the Company’s belief and assessment that the lawsuits were meritless and that the likelihood of a material adverse resolution was remote. GEE Group’s ongoing legal expenses including depositions, court filings, etc. incurred over the years to defend itself from the claims made by the plaintiff in the respective lawsuits, have, for the most part, been either paid directly to the law firms or reimbursed by insurance.

The Company continues to believe that its defenses were meritorious and that the final results of litigation would, overall, have been favorable on the merits. However, given the age of the matter, the potential future significant ongoing uninsured portions of legal and other costs to be incurred, including the extraordinary expenses of flying and housing witnesses and experts for the trial, and the future time, attention and effort necessary by management to satisfactorily resolve the matter through the courts, the Company made the business decision to take advantage of an opportunity to settle the case. In this regard, the Company entered into a Confidential Settlement Agreement and Mutual Release, dated March 23, 2022, with the plaintiff for both lawsuits. Under the terms of the agreement and release, neither the plaintiff nor the Company have admitted or conceded to any wrongdoing, and the matter has been settled in its entirety for a one-time, payment to the plaintiff of approximately $1,175, of which the Company’s portion is $975 with insurance paying the balance. This payment was due and paid by April 8, 2022, and the expense has been recognized as a pre-tax charge in the Company’s condensed consolidated financial statements for the three-month period ended March 31, 2022.

The Company and its subsidiaries are involved in various other litigation that arises in the ordinary course of business. There are no other pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Item 1A. Risk Factors.

In evaluating us and our common stock, in addition to the risk factors below, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“2021 Form 10-K”) filed with the SEC on December 23, 2021 and the risk factors disclosed in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021 filed with the SEC on February 14, 2022 (“Q1 Form 10-Q”). Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A of Part I of our 2021 Form 10-K, in Item 1A of our Q1 Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

We recently experienced a network security incident affecting our IT network, information systems and stored information. Network security incidents affecting our systems and information technology such as this one or others could adversely impact our ability to operate and have wider-reaching material adverse effects on our business and financial position and results.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in the delivery of our services or security of our proprietary and confidential information, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock. We face threats to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems and to detect and isolate suspicious activity. While we devote significant resources to the security of our computer systems, we are still vulnerable to these threats. Our controls, therefore, include technology to detect and isolate suspicious activity and disclosure controls and procedures in place to communicate any such threats or activity detected to responsible personnel, including our senior officers and directors, for timely response.

On February 1, 2022, the Company detected and stopped a network security incident. An unauthorized third party gained access into our network, encrypted various systems, and demanded money to decrypt the affected systems and to delete and not publicly release stolen information. The Company’s IT professionals immediately disconnected and isolated the affected systems to prevent any further compromise. The senior executive management team was immediately notified who in turn reported the network security incident to the Company’s Audit Committee chairman who has board oversight authority for these types of matters. The Company’s audit committee and board of directors were fully briefed and a special committee of the board of directors was appointed to assist and oversee management in the investigations, response and full remediation of the incident. The Company engaged third party cyber security experts to assist its internal IT professionals and conducted a comprehensive investigation to determine the extent of the unauthorized activity. The Company also notified law enforcement and its cyber liability insurance carrier about the incident.

The Company’s investigation determined that the unauthorized third party acquired a relatively small amount of data maintained on the encrypted servers, to include in some cases, individual personal information such as names, social security numbers, passport and driver license information. Our forensic investigation has been concluded and we believe we have reasonably determined the scope of the incident. Individuals affected by this incident are in the process of being notified in accordance with applicable state and federal laws. The cost of investigating and resolving the incident thus far has been immaterial. Based on what management and the Company’s third-party cyber security experts have determined in their investigation, the Company also does not foresee this incident having any future material detrimental effect on our business or financial position. The Company has in place cyber liability insurance coverage, subject to certain policy limitations and deductibles. The Company had also immediately notified the cyber insurance carrier of the network security incident, who worked with management and the Company’s third-party cyber security experts on this matter.

The Company’s network environment is fully operational and additional security measures have been added and/or are being evaluated to prevent further intrusions. The Company has not observed any additional malicious activity on the network to date. The Company’s operations were only minimally impacted by the incident, and we were able to serve our clients and other stakeholders without issue throughout.

Unauthorized users who circumvent data security measures, including the threat actors involved in our recently experienced network security incident, may access and possibly misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could possibly damage our reputation and potentially have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the aggregate impact of the aforementioned incident on our operations and financial condition has not been material, it is reasonable to expect that the prevalence of cyber security threats and breaches of systems utilized by businesses will continue or even accelerate as the level of sophistication and knowledge of the perpetrators increases.

Our business, results of operations, and financial condition have been and may continue to be adversely impacted in material respects by the coronavirus pandemic, and future adverse impacts could be material and difficult to predict.

Our business, results of operations, and financial condition have been, and may continue to be, adversely impacted in material respects by COVID-19 and by related government actions (including declared states of emergency and quarantine, “shelter in place” orders, or similar orders), non-governmental organization recommendations, and public perceptions, all of which have led and may continue to lead to disruption in global economic and labor markets. These effects have had a significant impact on our business, including reduced demand for our services and workforce solutions, early terminations or reductions in projects, and hiring freezes, and a shift of a portion of our workforce to remote operations, all of which have contributed to a decline in revenues and other significant adverse impacts on our financial results. Other potential impacts of COVID-19 could include future closures or reductions of operations with respect to our client partners’ operations or facilities, the possibility our client partners will not be able to pay for our services or workforce solutions, or attempt to defer payments owed to us, either of which could materially impact our liquidity, the possibility that the uncertain nature of the pandemic may not yield the increase in certain of our workforce solutions that we have historically observed during periods of economic downturn, and the possibility that various government-sponsored programs to provide economic relief may be inadequate. Further, we may continue to experience adverse financial impacts, some of which may be material, if we cannot offset revenue declines with cost savings through expense-related initiatives, human capital management initiatives, or otherwise. As a result of these observed and potential developments, we expect that our business, results of operations, and financial condition could continue to be negatively affected in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

GEE GROUP INC.
(Registrant)

Date: May 16, 2022	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

