Form 10-Q
period 2022-06-30
GEE Group Inc.
filed 2022-08-15
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2022 was 114,100,455.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2022

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

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In Thousands)

ASSETS	June 30, 2022	September 30, 2021
CURRENT ASSETS
Cash	$17,540	$9,947
Accounts receivable, less allowances ($774 and $286, respectively)	21,151	23,070
Prepaid expenses and other current assets	769	668
Total current assets	39,460	33,685
Property and equipment, net	1,034	765
Goodwill	61,293	63,443
Intangible assets, net	12,005	14,754
Right-of-use assets	3,168	3,920
Other long-term assets	831	1,022
TOTAL ASSETS	$117,791	$117,589

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,574	$2,257
Accrued compensation	5,921	6,413
Current Paycheck Protection Program loans	-	16,741
Current operating lease liabilities	1,462	1,681
Other current liabilities	2,982	4,065
Total current liabilities	12,939	31,157
Deferred taxes	522	591
Noncurrent operating lease liabilities	2,196	3,006
Other long-term liabilities	509	2,066
Total liabilities	16,166	36,820

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding 114,100 shares at June 30, 2022 and September 30, 2021	111,884	111,416
Accumulated deficit	(10,259)	(30,647)
Total shareholders' equity	101,625	80,769
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$117,791	$117,589

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET REVENUES:
Contract staffing services	$33,087	$32,539	$103,516	$94,850
Direct hire placement services	8,026	5,529	20,073	12,579
NET REVENUES	41,113	38,068	123,589	107,429

Cost of contract services	24,612	24,242	76,992	70,115
GROSS PROFIT	16,501	13,826	46,597	37,314

Selling, general and administrative expenses	12,860	11,113	37,447	29,779
Depreciation expense	96	78	276	228
Amortization of intangible assets	720	1,015	2,749	3,074
Goodwill impairment charge	-	-	2,150	-
INCOME FROM OPERATIONS	2,825	1,620	3,975	4,233
Gain (loss) on extinguishment of debt	-	(2,047)	16,773	(1,768)
Interest expense	(96)	(539)	(301)	(5,759)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	2,729	(966)	20,447	(3,294)
Provision for income tax expense (benefit)	96	(29)	59	(307)
NET INCOME (LOSS)	$2,633	$(937)	$20,388	$(2,987)

BASIC EARNINGS (LOSS) PER SHARE	$0.02	$(0.01)	$0.18	$(0.07)
DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$(0.01)	$0.18	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	114,100	92,354	114,100	42,563
DILUTED	115,642	92,354	115,609	42,563

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(In Thousands)

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$80,769
Share-based compensation	-	147	-	147
Net income	-	-	16,668	16,668

Balance, December 31, 2021	114,100	111,563	(13,979)	97,584
Share-based compensation	-	152	-	152
Net income	-	-	1,087	1,087

Balance, March 31, 2022	114,100	111,715	(12,892)	98,823
Share-based compensation	-	169	-	169
Net income	-	-	2,633	2,633

Balance, June 30, 2022	114,100	$111,884	$(10,259)	$101,625

	Common	Additional		Total
	Stock	Paid	Accumulated	Shareholders'
	Shares	In Capital	Deficit	Equity
Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378
Share-based compensation	-	311	-	311
Net loss	-	-	(315)	(315)

Balance, December 31, 2020	17,667	58,342	(30,968)	27,374
Share-based compensation	-	293	-	293
Net loss	-	-	(1,735)	(1,735)

Balance, March 31, 2021	17,667	58,635	(32,703)	25,932
Issuance of stock for restricted stock	600	-	-	-
Share-based compensation	-	231	-	231
Sale of common stock in public offering	95,833	52,415	-	52,415
Net loss	-	-	(937)	(937)

Balance, June 30, 2021	114,100	$111,281	$(33,640)	$77,641

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In Thousands)

	Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,388	$(2,987)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(16,773)	1,768
Depreciation and amortization	3,025	3,302
Non-cash lease expense	1,046	1,013
Goodwill impairment charge	2,150	-
Share-based compensation	468	835
Increase (decrease) in allowance for doubtful accounts	488	(522)
Deferred income taxes	(69)	(231)
Amortization of debt issuance costs	115	903
Paid in kind interest on term loan	-	1,210
Changes in operating assets and liabilities:
Accounts receivable	1,431	(3,775)
Accounts payable	317	(234)
Accrued compensation	(492)	(168)
Accrued interest	32	487
Change in other assets, net of change in other liabilities	(4,308)	(3,877)
Net cash provided by (used in) operating activities	7,818	(2,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(225)	(68)
Net cash used in investing activities	(225)	(68)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock in public offering	-	52,415
Payment on term loan	-	(44,194)
Net payments on revolving credit	-	(11,828)
Debt issue costs	-	(764)
Net cash used in financing activities	-	(4,371)

Net change in cash	7,593	(6,715)

Cash at beginning of period	9,947	14,074

Cash at end of period	$17,540	$7,359

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$154	$3,619
Cash paid for taxes	396	245
Non-cash investing and financing activities
Right-of-use assets	294	-
Acquisition of equipment with finance lease	320	76

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of June 30, 2022, we operated twenty-eight (28) branch offices in downtown or suburban areas of major U.S. cities in eleven (11) states and serve four (4) additional U.S. locations utilizing local staff members working remotely.

Liquidity

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under its current and former asset-based senior secured revolving credit facilities. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, payment of operating costs and expenses, payment of taxes, payment of interest, fees and principal under its debt agreements, and capital expenditures.

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

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under the Former Credit Agreement, including accrued interest, using the net proceeds of its underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments.

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

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the nine months ended June 30, 2022.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, as filed on December 23, 2021.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Temporary staffing service revenues from contracts with customers are recognized in amounts the Company has a right to invoice as the services are rendered by the Company’s temporary employees. The Company records temporary staffing revenue on a gross basis rather than on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company maintains primary responsibility for and controls the staff members that it provides to perform services for its clients. The Company has the risk of identifying and hiring qualified employees (as opposed to client employees), has the discretion to select the employees and establish their price, is responsible for compensating them, and bears the risk for services that are not fully paid for by customers.

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of direct hire placement service revenues and were approximately $521 and $2,018, and $271 and $1,044 for the three and nine-month periods ended June 30, 2022 and 2021, respectively. Expected future falloffs and refunds are reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

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

Cash and Cash Equivalents

The Company maintains deposits in financial institutions and balances may exceed federally insured limits. We have never experienced any losses related to these balances.  Highly liquid investments with a maturity of three months or less when purchased, if any, are considered to be cash equivalents. As of June 30, 2022 and September 30, 2021, there were no cash equivalents.

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

As of June 30, 2022 and September 30, 2021, the allowance for doubtful accounts was $774 and $286, respectively. The Company charges off uncollectible accounts once the invoices are deemed unlikely to be collectible. The allowance also includes reserves for permanent placement falloffs of $243 and $115 as of June 30, 2022 and September 30, 2021, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for the three and nine-month periods ended June 30, 2022 and 2021.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company also does not currently have residual value guarantees or material or unusual restrictive covenants in its leases.

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by FASB Accounting Standards Update (“ASU”) 2017-04, Intangibles — Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment at least annually, and more frequently when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. The Company allocates its goodwill among two reporting units: its Professional Services reporting unit and its Industrial Services reporting unit for purposes of evaluation for impairments. An impairment charge is recognized for the amount by which the carrying amount exceeds a reporting unit’s estimated fair value, not to exceed the carrying value of goodwill. In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting units, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as industry multiples applied to earnings, estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and market comparable assumptions.

Intangible Assets

Separately identifiable intangible assets held in the form of non-compete agreements, customer relationships, and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived intangible assets used in operations during the three and nine-month periods ended June 30, 2022 and 2021.

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

For the three and nine-month periods ended June 30, 2022, the weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 1,542 and 1,508. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 2,483 and 1,983, and 3,110 and 2,882 for the three and nine-month periods ended June 30, 2022 and 2021, respectively. For the three and nine-month periods ended June 30, 2021, in which a net loss was incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three and nine-month periods ended June 30, 2022 and 2021, advertising expense totaled $484 and $1,485, and $442 and $1,324 respectively.

Share-Based Compensation

The Company accounts for share-based awards to employees in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options or restricted stock grants. The grant date fair value of stock options is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options and restricted stock grants, the Company recognizes expense over the employee's requisite service period (generally the vesting period of the equity grant). The Company's option pricing model requires the input of subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these subjective assumptions significantly impact our share-based compensation expense.

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

The Company recognizes deferred tax assets to the extent that it is believed these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it's determined that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Interest and penalties related to unrecognized tax benefits are recognized on the income tax expense line in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2022 and September 30, 2021, no accrued interest or penalties are included on the related tax liability line in the accompanying unaudited condensed consolidated balance sheet.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the Incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. ASU 2019-12 became effective for the three-month period ended December 31, 2021 and had no material impact on our condensed consolidated financial statements. The Company will continue to monitor the impact of the ASU on our condensed consolidated financial statements in the future.

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

No other recent accounting pronouncements were issued by the FASB and the Securities and Exchange Commission (“SEC”) that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2022	September 30, 2021

Computer software	$481	$462
Office equipment, furniture, fixtures and leasehold improvements	3,568	3,042
Total property and equipment, at cost	4,049	3,504
Accumulated depreciation and amortization	(3,015)	(2,739)
Property and equipment, net	$1,034	$765

Depreciation expense for three and nine-month periods ended June 30, 2022 and 2021 was $96 and $276, and $78 and $228, respectively.

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

Operating lease expenses were $548 and $1,625, and $551 and $1,674 for the three and nine-month periods ended June 30, 2022 and 2021, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Nine Months Ended June 30,
	2022	2021
Cash paid for operating lease liabilities	$1,490	1,425

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Supplemental balance sheet information related to leases consisted of the following:

	June 30, 2022	September 30, 2021
Weighted average remaining lease term for operating leases (in years)	2.0	2.7
Weighted average discount rate for operating leases	5.0%	5.9%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2022, including certain closed offices are as follows:

Remainder of Fiscal 2022	$482
Fiscal 2023	1,472
Fiscal 2024	1,172
Fiscal 2025	602
Fiscal 2026	194
Thereafter	29
Less: Imputed interest	(293)
Present value of operating lease liabilities (a)	$3,658

(a) Includes current portion of $1,462 for operating leases.

6. Goodwill and Intangible Assets

Goodwill

Goodwill as of June 30, 2022 and September 30, 2021 consisted of the following:

	June 30, 2022			September 30, 2021
	Acquisition Value	Accumulated Impairment	Net Book Value	Acquisition Value	Accumulated Impairment	Net Book Value
Goodwill	$76,593	$(15,300)	$61,293	$76,593	$(13,150)	$63,443

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2021, and determined that its goodwill was not impaired. The amount of discount inherent in the Company’s market capitalization reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during the three-month period ended December 31, 2021. The Company reassessed its qualitative and quantitative analysis of goodwill for impairment as of June 30, 2022 and, as a result, no additional impairment charge was taken.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following tables set forth the costs, accumulated amortization, and net book value of the Company’s separately identifiable intangible assets as of June 30, 2022 and September 30, 2021 and estimated future amortization expense.

	June 30, 2022			September 30, 2021
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(17,822)	$11,248	$29,070	$(15,844)	$13,226
Trade names	8,329	(7,572)	757	8,329	(6,801)	1,528
Non-Compete	4,331	(4,331)	-	4,331	(4,331)	-
Total	$41,730	$(29,725)	$12,005	$41,730	$(26,976)	$14,754

Estimated Amortization Expense
Remaining Fiscal 2022	$720
Fiscal 2023	2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Thereafter	916
$12,005

The trade names are amortized on a straight-line basis over their respective estimated useful lives of between five and ten years. Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight-line basis over estimated remaining useful lives of five to ten years.

The amortization expense for intangible assets was $720 and $2,749, and $1,015 and $3,074 for three and nine-month periods ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, the Company had no outstanding borrowings and $14,317 available for borrowing under the terms of the CIT Facility. The Company also had $599 in unamortized debt issue cost associated with the CIT Facility. The amortization expense of these debt costs totaled $38 and $115 for the three and nine-month periods ended June 30, 2022, respectively.

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

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the nine months ended June 30, 2022 as a result of the forgiveness of its last four PPP loans.

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

11. Equity

Preferred Stock

The Company has authorized 20,000 shares of preferred stock of which 1,000 shares have been designated Series A Preferred Stock, and no shares were issued or are outstanding; 5,950 shares have been designated Series B Preferred Stock, of which 5,926 shares were issued and none remain outstanding, and 3,000 shares have been designated Series C Preferred Stock, of which 2,093 shares were issued and none remain outstanding as of June 30, 2022 and September 30, 2021. Based on the terms of the Series B Convertible Preferred Stock, if certain fundamental transactions were to occur, the Series B Convertible Preferred Stock would require redemption, which would preclude permanent equity classification on the accompanying condensed consolidated balance sheets. The Series C Convertible Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Amended and Restated 2013 Incentive Stock Plan

As of June 30, 2022, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan (the “Plan”). During fiscal 2021, the 2013 Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock option grants by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. As of June 30, 2022, there were 9,771 shares available to be granted under the Plan (4,913 shares available for stock option grants and 4,858 shares available for restricted stock grants).

Restricted Stock

The Company granted 100 shares of restricted common stock during the nine-month period ended June 30, 2022. Share-based compensation expense attributable to restricted stock was $76 and $224, and $138 and $475 during the three and nine-month periods ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was approximately $391 of unrecognized compensation expense related to restricted stock outstanding, and the weighted average vesting period for those grants was 3.08 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2021	1,442	0.60
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2021	1,442	0.60
Granted	100	0.53
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2022	1,542	0.59
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of June 30, 2022	1,542	0.59

Warrants

The Company had 77 warrants outstanding as of June 30, 2022 and September 30, 2021 with a weighted average exercise price per share of $2. The outstanding warrants had a weighted average remaining contractual life of 2.76 and 3.50 as of June 30, 2022 and September 30, 2021, respectively. No warrants were granted or expired during the three and nine-month periods ended June 30, 2022 and 2021.

Stock Options

All stock options outstanding as of June 30, 2022 and September 30, 2021 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

Share-based compensation expense attributable to stock options and warrants was $93 and $244, and $93 and $360 for the three and nine-month periods ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was approximately $678 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 3.78 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2021	1,672	2.14	7.35	-
Granted	-	-	-	-
Forfeited	(1)	2.99	-	-
Options outstanding as of December 31, 2021	1,671	2.14	7.10	-
Granted	50	0.53	-	-
Forfeited	(80)	1.12	-	-
Options outstanding as of March 31, 2022	1,641	2.14	6.89	-
Granted	865	0.59	-	-
Forfeited	(101)	0.88	-	-
Options outstanding as of June 30, 2022	2,405	1.55	7.87	-

Exercisable as of September 30, 2021	890	3.14	6.08	-
Exercisable as of June 30, 2022	1,114	2.58	6.07	-

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

12. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and nine-month periods ended June 30, 2022 and 2021:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2022	2021	2022	2021
Provision for income tax expense (benefit)	$96	$(29)	$59	$(307)
Effective tax rate	3%	3%	0%	9%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rates for the three-month periods ended June 30, 2022 and 2021, are lower than the statutory rate primarily due to the effect of the valuation allowance on the net DTA position. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a valuation allowance against the remaining net DTA position. In addition, during the nine-month periods ended June 30, 2022 and 2021, the Company recognized non-taxable gains of $16,773 and $2,236, respectively, as discrete items from forgiveness and extinguishment of the Company’s PPP loans. The Company also incurred a discrete charge in the form of a noncash goodwill impairment charge of $2,150 during the nine-month period ended June 30, 2022.

13. Commitments and Contingencies

Litigation and Claims

On March 23, 2022, the Company settled a legal matter involving two separate, but related lawsuits, filed by plaintiff Sands Brothers Venture Capital II, LLC. These two lawsuits and others in which the Company was not a named party, involved a dispute amongst certain former affiliate and non-affiliate entities, and certain former officers and directors of the Company, stemming from a series of transactions that allegedly occurred during the period 2008 through 2010. The Company was sued in 2014 and 2017, based on the allegation that it was a participant and aided and abetted in the fraudulent conveyance of funds. The plaintiff was a creditor of an unaffiliated now defunct entity whose assets the Company is alleged to have received. Given the facts and circumstances of the case, it has been the Company’s belief and assessment that the lawsuits were meritless, and that the likelihood of a material adverse resolution was remote. The Company’s ongoing legal expenses including depositions, court filings, etc. incurred over the years to defend itself from the claims made by the plaintiff in the respective lawsuits, have, for the most part, been either paid directly to the law firms or reimbursed by insurance.

The Company continues to believe that its defenses were meritorious and that the final results of litigation would, overall, have been favorable on the merits. However, given the age of the matter, the potential future significant ongoing uninsured portions of legal and other costs to be incurred, including the extraordinary expenses of flying and housing witnesses and experts for the trial, and the future time, attention and effort necessary by management to satisfactorily resolve the matter through the courts, the Company made the business decision to take advantage of an opportunity to settle the case. In this regard, the Company entered into a Confidential Settlement Agreement and Mutual Release, dated March 23, 2022, with the plaintiff for both lawsuits. Under the terms of the agreement and release, neither the plaintiff nor the Company have admitted or conceded to any wrongdoing, and the matter has been settled in its entirety for a one-time payment to the plaintiff of approximately $1,175, of which the Company’s portion is $975, with insurance paying the balance. This payment was due and paid by April 8, 2022, and the expense has been recognized as a pre-tax charge in the Company’s condensed consolidated financial statements for the nine-month period ended June 30, 2022.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Industrial Staffing Services
Contract services revenue	$4,120	$3,792	$11,944	$12,927
Contract services gross margin (1)	16.6%	15.4%	15.5%	25.2%
Income (loss) from operations	$136	$(389)	$828	$1,525
Depreciation and amortization	$17	$17	$48	$62

Professional Staffing Services
Permanent placement revenue	$8,026	$5,529	$20,073	$12,579
Placement services gross margin	100%	100%	100%	100%
Contract services revenue	$28,967	$28,747	$91,572	$81,923
Contract services gross margin	26.9%	26.8%	26.9%	26.2%
Income from operations	$4,031	$3,589	$8,882	$7,613
Depreciation and amortization	$799	$1,076	$2,977	$3,240

Unallocated Expenses
Corporate administrative expenses	$1,040	$1,213	$4,882	$3,660
Corporate facility expenses	99	101	283	274
Share-based compensation expense	169	231	468	835
Board related expenses	34	35	102	136
Total unallocated expenses	$1,342	$1,580	$5,735	$4,905

Consolidated
Total revenue	$41,113	$38,068	$123,589	$107,429
Income from operations	$2,825	$1,620	$3,975	$4,233
Depreciation and amortization	$816	$1,093	$3,025	$3,302

(1)

Credits related to estimated and/or actual annual premium refunds from the Ohio Bureau of Workers Compensations totaling $46 and $19 are included in the three-month periods ended June 30, 2022 and 2021, respectively; and $83 and $1,337 for the nine-month periods ended June 30, 2022 and 2021, respectively. The Industrial Services gross margin normalized for the effects of these items were approximately 15.5% and 14.9% for the three-month periods ended June 30, 2022 and 2021, respectively; and 14.8% and 14.9% for the nine-month periods ended June 30, 2022 and 2021, respectively.

15.  Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible core and field personnel, including those assigned to provide staffing services for clients. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants’ contributions with 10% of the first 10% of a participant’s contribution. The Company match contributed $28 and $65, and $25 and $55, respectively, from continuing operations to the 401(k) Plan for the three and nine-month periods ended June 30, 2022 and 2021.

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of June 30, 2022, we operated twenty-eight (28) branch offices in downtown or suburban areas of major U.S. cities in eleven (11) states and serve four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, and New Jersey; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) four offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; (vi) seven offices in Ohio; and (vii) one remote local market presence in Virginia.

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

The Company’s investigation determined that the unauthorized third party acquired a relatively small amount of data maintained on the encrypted servers, to include in some cases, individual personal information such as names, social security numbers, passport and driver license information. Our forensic investigation has been concluded and we believe we have reasonably determined the scope of the incident. Individuals affected by this incident are in the process of being notified in accordance with applicable state and federal laws. The cost of investigating and resolving the incident has been immaterial. Based on what management and the Company’s third-party cyber security experts have determined in their investigation, the Company also does not foresee this incident having any future material detrimental effect on our business or financial position. The Company has in place cyber liability insurance coverage, subject to certain policy limitations and deductibles. The Company had also immediately notified the cyber insurance carrier of the network security incident, who worked with management and the Company’s third-party cyber security experts on this matter.

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

Coronavirus Pandemic (“COVID-19”)

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from the Coronavirus Pandemic (“COVID-19”). These have included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, and lost productivity due to business closings both by clients and at the Company’s own operating locations. Some effects of COVID-19 and the subsequent variants of the virus continue to be felt to an extent, with the most severe impacts being felt in the industrial segment and, to a lesser extent, in the finance, accounting, and office clerical (“FAO”) end markets within the professional segment. In response to the crisis, in April 2020 we took a series of proactive actions including a temporary 10% pay cut for full-time salaried employees, temporary furloughing and redeployment of some employees, reduction of discretionary expenses and projects, and obtaining funds under CARES Act Paycheck Protection Program (“PPP”). These actions allowed us to generate cost savings and time with which to mitigate the impacts of the COVID-19 pandemic on our businesses and brands. Our businesses have continued their recoveries to a significant extent during the nine months ended June 30, 2022. While we have experienced significant recovery and in recent quarters returned to or exceeded pre-COVID-19 levels of results and performance, the rate of future growth is still somewhat dependent upon potential resurgences and negative impacts of COVID-19 and variants thereof, and effects, if any, these may have on the U.S. economy in the future, including the markets and clients we serve.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended June 30,
	2022	2021	Change	Change
Professional contract services	$28,967	$28,747	$220	1%
Industrial contract services	4,120	3,792	328	9%
Total professional and industrial contract services	33,087	32,539	548	2%

Direct hire placement services	8,026	5,529	2,497	45%
Consolidated net revenues	$41,113	$38,068	$3,045	8%

Contract staffing services contributed $33,087, or approximately 80%, of consolidated revenues and direct hire placement services contributed $8,026, or approximately 20%, of consolidated revenues for the three-month period ended June 30, 2022. This compares to contract staffing services revenues of $32,539, or approximately 85%, of consolidated revenues and direct hire placement revenues of $5,529, or approximately 15%, of consolidated revenues for the three-month period ended June 30, 2021.

The overall increase in contract staffing services revenues of $548, or 2%, for the three-month period ended June 30, 2022 compared to the three-month period ended June 30, 2021 was attributable to increased demand for employment in our professional and industrial contract services markets.  The resulting increases in professional contract services revenues of $220, or 1%, and industrial contract services revenues of $328, or 9%, also are believed to have been positively impacted by a lessening of the negative effects of COVID-19.

Direct hire placement revenues for the three-month period ended June 30, 2022 increased by $2,497, or approximately 45%, as compared to the three-month period ended June 30, 2021. The large increases in direct hire revenues appear to be driven, in part, by continued volatility in the workforce leading some companies to staff harder to find positions with permanent employees, rather than contract employees. It also is believed that the larger proportion of fully remote workers in the workforce today is causing some employers to favor permanent hires over contractors so that they may maintain direct access and control for purposes of security over their networks and other assets. In particular, the Company has been successful in growing direct hire revenues across its information technology brands, in addition to its finance, accounting and office brands.

Management believes that the significant net growth in revenues during the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021, is generally in line with trends being experienced in the overall U.S. economy. The Company also continues to observe, analyze and, where considered appropriate, make modifications and changes to its business model and practices in response to the COVID-19 pandemic and related health and safety concerns, including those associated with its variants. These include, but are not limited to, implementation of preventative policies and procedures in observance of Federal, state and/or local guidelines with regard to COVID-19 and its variants, use of personal protective equipment (principally, protective masks), and others. The Company also continues to take advantage of flexible and hybrid work-from-home employment arrangements and has adopted the strategy of converting certain of its branch office locations to virtual locations where efficiencies are available.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three-month period ended June 30, 2022 totaled $24,612, as compared to $24,242 for the three-month period ended June 30, 2021. This increase of $370, or approximately 2%, is consistent with the increase in contract service revenues as discussed further above.

Gross Profit percentage by service:
	Three Months
	Ended June 30,
	2022	2021
Professional contract services	26.9%	26.8%
Industrial contract services	16.6%	15.4%
Professional and industrial services combined	25.6%	25.5%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	40.1%	36.3%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month periods ended June 30, 2022 and 2021 were approximately 40.1% and 36.3%, respectively. The overall improvement in the Company’s combined gross profit margin is largely due to the increase in and higher mix of direct hire revenues.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 26.9% for three-month period ended June 30, 2022 compared to approximately 26.8% for the three-month period ended June 30, 2021. This increase is primarily due to price increases associated with wage increases necessary to attract or retain contract services employees and the resulting increased spreads and margins for services performed in our professional contract services segment.

The Company’s industrial contract services gross margin for the three-month period ended June 30, 2022 was approximately 16.6% versus approximately 15.4% for the three-month period ended June 30, 2021. The industrial contract services gross margins excluding the effect of estimated premium refunds the Company’s industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively rated insurance program were approximately 15.5% and 14.9% for the three-month periods ended June 30, 2022 and 2021, respectively.  Industrial services margins also have improved with price increases associated with wage increases necessary to attract or retain contract services employees and resulting increased spreads and margins for services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A") include the following categories:

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

The Company’s SG&A for the three-month period ended June 30, 2022, increased by $1,747 as compared to the three-month period ended June 30, 2021. SG&A for the three-month period ended June 30, 2022, as a percentage of revenues, were approximately 31% compared to approximately 29% for the three-month period ended June 30, 2021. In addition to overall growth of the business, resulting in additional incentive compensation and bonuses, the increase in SG&A expenses and ratios were affected by a charge related to a severance agreement totaling $328.

SG&A expenses includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring, and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $340 and $159 for the three-month periods ended June 30, 2022 and 2021, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation Expense

Depreciation expense was $96 and $78 for the three-month periods ended June 30, 2022, and 2021, respectively. The increase in depreciation expense is due to fixed assets additions.

Amortization Expense

Amortization expense was $720 and $1,015 for the three-month periods ended June 30, 2022 and 2021, respectively. The decrease is due to intangible assets related to certain trade names becoming fully amortized since June 30, 2021.

Income from Operations

The income from operations increased by $1,205 for the three-month period ended June 30, 2022 compared to the three-month period ended June 30, 2021. The lower than proportional increase relative to increases in revenues, gross profit and gross margins is due to the factors described above, including notably, higher incentive compensation and bonuses.

Interest Expense

Interest expense was $96 for the three-month period ended June 30, 2022, which decreased by $443 compared to the three-month period ended June 30, 2021. The decrease in interest expense is mainly attributable to the interest expense incurred under the Former Credit Agreement included in the three-month period ended June 30, 2021. The Company’s Former Credit Agreement contributed $459 in cash interest during the three-month period ended June 30, 2021. On April 20, 2021, the Company retired and fully repaid its remaining principal and accrued interest and fee balances due and retired its Former Credit Agreement.

Provision for Income Taxes

The Company recognized a tax expense (benefit) of $96 and $(29) for the three-month periods ended June 30, 2022 and 2021, respectively. Our effective tax rate for the three-month periods ended June 30, 2022 and 2021 is lower than the statutory rate primarily due to the effect of the valuation allowance on the net DTA position. Other than the deferred tax liability relating to indefinite lived intangible assets, the Company is maintaining a valuation allowance against the remaining net DTA position.

Net Income (Loss)

The Company’s net income (loss) was $2,633 and $(937) for the three-month periods ended June 30, 2022 and 2021, respectively. In addition to the factors described above, this increase is mainly due to a loss on debt extinguishment during the three-month period ended June 30, 2021. This loss was due to a charge off of unamortized debt costs related to the term loan pay-off in the amount of $4,004, offset by gains of $1,957 from forgiveness and extinguishment of PPP loans during the three-month period ended June 30, 2021.

Nine Months Ended June 30, 2022 Compared to the Nine Months Ended June 30, 2021

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months
	Ended June 30,
	2022	2021	Change	Change
Professional contract services	$91,572	$81,923	$9,649	12%
Industrial contract services	11,944	12,927	(983)	-8%
Total professional and industrial contract services	103,516	94,850	8,666	9%

Direct hire placement services	20,073	12,579	7,494	60%
Consolidated net revenues	$123,589	$107,429	$16,160	15%

Contract staffing services contributed $103,516, or approximately 84%, of consolidated revenue and direct hire placement services contributed $20,073, or approximately 16%, for the nine-month period ended June 30, 2022. This compares to contract staffing services revenue of $94,850, or approximately 88%, of consolidated revenue and direct hire placement revenue of $12,579, or approximately 12%, of consolidated revenue for the nine-month period ended June 30, 2021.

The overall increase in contract staffing services revenues of $8,666, or 9%, for the nine-month period ended June 30, 2022 compared to the nine-month period ended June 30, 2021 was primarily attributable to increased demand for employment in our professional contract services markets, resulting in an increase in revenues of $9,649, or 12%, as the negative effects of COVID-19 lessen and the U.S. economy and workforce continue to improve toward pre-COVID-19 conditions. Revenues for the nine-month period ended June 30, 2022 also include staffing support for vaccination and testing facilities and locations established to respond to COVID-19 and its variants. Industrial staffing services revenues decreased by $983, or 8%, due mainly to reoccurrence of adverse conditions associated with COVID-19 variants, which caused significant disruptions in the industrial markets we serve and resulting in a decrease in demand for our industrial staffing services during the first fiscal quarter of 2022.

Direct hire placement revenue for the nine-month period ended June 30, 2022 increased by $7,494, or approximately 60%, over the nine-month period ended June 30, 2021. The large increases in direct hire revenues appear to be driven, in part, by continued volatility in the workforce leading some companies to staff harder to find positions with permanent employees, rather than contract employees. It also is believed that the larger proportion of fully remote workers in the workforce today is causing some employers to favor permanent hires over contractors so that they may maintain direct access and control for purposes of security over their networks and other assets. In particular, the Company has been successful in growing direct hire revenues across its information technology brands, in addition to its finance, accounting and office brands.

Management believes that the significant net growth in revenues during the nine-month period ended June 30, 2022, compared to the nine-month period ended June 30, 2021, is generally in line with trends being experienced in the overall U.S. economy. The Company also continues to observe, analyze and, where considered appropriate, make modifications and changes to its business model and practices in response to the COVID-19 pandemic and related health and safety concerns, including those associated with its variants. These include, but are not limited to, implementation of preventative policies and procedures in observance of Federal, state and/or local guidelines with regard to COVID-19 and its variants, use of personal protective equipment (principally, protective masks), and others. The Company also continues to take advantage of flexible and hybrid work-from-home employment arrangements and has adopted the strategy of converting certain of its branch office locations to virtual locations where efficiencies are available.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company’s contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the nine-month period ended June 30, 2022 totaled $76,992 as compared to $70,115 for the nine-month period ended June 30, 2021. This increase of $6,877, or approximately 10%, is consistent with the increase in revenues as discussed further above.

Gross Profit percentage by service:
	Nine Months
	Ended June 30,
	2022	2021
Professional contract services	26.9%	26.2%
Industrial contract services	15.5%	25.2%
Professional and industrial services combined	25.6%	26.1%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin % (1)	37.7%	34.7%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margins, including direct hire placement services (recorded at 100% gross margin) for the nine-month periods ended June 30, 2022 and 2021 were approximately 37.7% and 34.7%, respectively. The overall improvement in the Company’s combined gross profit margin is largely due to the increase in and higher mix of direct hire revenues.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 26.9% for the nine-month period ended June 30, 2022 compared to approximately 26.2% for the nine-month period ended June 30, 2021. This increase is primarily due to price increases associated with wage increases necessary to attract or retain contract services employees and the resulting increased spreads and margins for services performed in our professional contract services segment. The Company’s gross margins also were impacted by shifts in the amounts and mix of business towards higher end markets in terms of billing rates and margins.

The Company’s industrial contract services gross margin for the nine-month period ended June 30, 2022 was approximately 15.5% versus approximately 25.2% for the nine-month period ended June 30, 2021. The decrease in industrial contract services gross margin is mainly due to the amount of additional premium refunds in the form of policy distributions the Company’s industrial business was eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively rated insurance program. Results for the nine-month periods ended June 30, 2022 and 2021 included $83 and $1,337 of such premium refunds, respectively. The industrial services gross margins excluding the effects of these refunds were approximately 14.8% and 14.9% for the nine-month periods ended June 30, 2022 and 2021, respectively. The decreases in industrial services revenues and gross margins, excluding the effects of the workers compensation premium refunds and distributions, is mainly attributable to the industrial segment being more heavily affected by new COVID-19 variants in the first fiscal quarter of 2022.  As indicated above, the industrial services margins improved during the most recent quarter ended June 30, 2022, due in part to price increases associated with wage increases necessary to attract or retain contract services employees and the resulting increased spreads and margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include the following categories:

•	Compensation and benefits in the operating divisions, which includes salaries, wages, and commissions earned by the Company’s employment consultants, recruiters, and branch managers on permanent and temporary placements;

•	Administrative compensation, which includes salaries, wages, payroll taxes and employee benefits associated with general management and the operation of corporate functions, including principally, finance, human resources, information technology and administrative functions;

•	Occupancy costs, which includes office rent, depreciation and amortization, and other office operating expenses;

•	Recruitment advertising, which includes the cost of identifying and tracking job applicants;

•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services, and other corporate-level expenses such as business insurance and taxes.

•	The Company’s SG&A for the nine-month period ended June 30, 2022 increased by $7,668 as compared to the nine-month period ended June 30, 2021. SG&A for the nine-month period ended June 30, 2022, as a percentage of revenues, were approximately 30% compared to approximately 28% for the nine-month period ended June 30, 2021. In addition to overall growth of the business, resulting in additional incentive compensation and bonuses, the increase in SG&A expenses and ratios were affected by an increase of $413 in bad debt expense associated with one of the Company’s light industrial customers, a legal settlement of $975, and charges associated with severance agreements totaling $838.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $1,871 and $340 for the nine-month periods ended June 30, 2022 and 2021, respectively, and include the legal settlement and severance agreements described above, which contributed $975 and $838, respectively, to these costs for the nine-month period ended June 30, 2022.

Depreciation Expense

Depreciation expense was $276 and $228 for the nine-month periods ended June 30, 2022 and 2021, respectively. The increase in depreciation expense is due to fixed assets additions.

Amortization Expense

Amortization expense was $2,749 and $3,074 for the nine-month periods ended June 30, 2022 and 2021, respectively. The decrease is due to intangible assets related to certain non-compete agreements and trade names becoming fully amortized since June 30, 2021.

Goodwill Impairment

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2021, and determined that its goodwill was not impaired. The amount of discount inherent in the Company’s market capitalization as recently reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, has increased since September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during the three-month period ended December 31, 2021. The Company reassessed its qualitative and quantitative analysis of goodwill for impairment as of June 30, 2022 and, as a result, no additional impairment charge was taken.

Income from Operations

Income from operations decreased by $258 for the nine-month period ended June 30, 2022 compared to the nine-month period ended June 30, 2021. The decrease is due to factors described above, including notably, increases of $413 in bad debt expense associated with one of the Company’s light industrial customers, a legal settlement of $975, and charges associated with severance agreements totaling $838 during the nine-month period ended June 30, 2022. Additionally, the non-cash goodwill impairment charge of $2,150 taken during the nine-month period ended June 30, 2022 offset increases in income from operations during the period.

Interest Expense

Interest expense was $301 for the nine-month period ended June 30, 2022, which decreased by $5,458 compared to the nine-month period ended June 30, 2021. The decrease in interest expense is mainly attributable to the interest expense related to the Former Credit Agreement that was included in the nine-month period ended June 30, 2021. The Company’s Former Credit Agreement contributed $4,684 in cash interest expense and $890 in amortization of capitalized and other debt related costs during the nine-month period ended June 30, 2021. On April 20, 2021, the Company repaid its remaining principal and accrued interest balances under its Former Credit Agreement, after which time interest expense ceased to accrue.

Provision for Income Taxes

The Company recognized a tax expense (benefit) of $59 and $(307) for the nine-month periods ended June 30, 2022 and 2021, respectively. Our effective tax rate for the nine-month periods ended June 30, 2022 and 2021 is lower than the statutory rate primarily due to the effect of the valuation allowance on the net DTA position. Other than the deferred tax liability relating to indefinite lived asset, the Company is maintaining a valuation allowance against the remaining net DTA position. In addition, during the nine-month periods ended June 30, 2022 and 2021, the Company recognized non-taxable gains of $16,773 and $2,236, respectively, as discrete items from forgiveness and extinguishment of the Company’s PPP loans. The Company also incurred a discrete charge in the form of a noncash goodwill impairment charge of $2,150 during the nine-month period ended June 30, 2022.

Net Income (Loss)

The Company’s net income (loss) was $20,388 and $(2,987) for the nine-month periods ended June 30, 2022 and 2021, respectively. The increase is primarily due to gains of $16,773 from forgiveness and extinguishment of the Company’s remaining PPP loans during the nine-month period ended June 30, 2022 and the growth in revenues and gross profit discussed above. These were offset to an extent by an increase in bad debt expense of $413, a legal settlement of $975, charges associated with severance agreements of $838, and the non-cash goodwill impairment charge of $2,150.

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

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under its current and former asset-based senior secured revolving credit facilities. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees and employment-related expenses, operating costs and expenses, taxes, and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data:

	Nine Months
	Ended June 30,
	2022	2021
Cash flows provided by (used in) operating activities	$7,818	$(2,276)
Cash flows used in investing activities	$(225)	$(68)
Cash flows used in financing activities	$-	$(4,371)

As of June 30, 2022, the Company had $17,540 of cash, which was an increase of $7,593 from $9,947 as of September 30, 2021. The significant increase in cash flows from operating activities is primarily the result of the elimination of cash interest expense on the Company’s high-cost Former Credit Agreement, which was fully repaid and retired on April 20, 2021. As of June 30, 2022, the Company had working capital of $26,521 compared to $2,528 of working capital as of September 30, 2021. The substantial increase in working capital is mainly attributable to the generation of free cash flow of $7,593, and the forgiveness of the Company’s last remaining PPP loans and interest during the nine-month period ended June 30, 2022, which were reflected in current liabilities in the aggregate amount of $16,741 as of September 30, 2021.

Net cash provided by (used in) operating activities for the nine-month periods ended June 30, 2022 and 2021 was $7,818 and $(2,276), respectively. The positive operating cash flow in the nine-month period ended June 30, 2022 corresponds with the increase in net income and other net changes in working capital.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the nine-month periods ended June 30, 2022 and 2021.

Cash flows used in financing activities for the nine-month period ended June 30, 2021 totaled $4,371. This activity was primarily attributable to the net effect of the transactions described below, including the net proceeds from a follow-on securities offering and a new credit facility and payments on the Former Credit Agreement. There were no cash flows used in financing activities for the nine-month period ended June 30, 2022.

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

On April 20, 2021, as the result of the completion of the public offering, the Company repaid $56,022 in aggregate outstanding indebtedness under the Former Credit Agreement, including accrued interest, using the net proceeds of its underwritten public offering and available cash. The repaid debt was originally obtained from investors led by MGG Investment Group LP (“MGG”) on April 21, 2017 and had a maturity date of June 30, 2023. The MGG debt was comprised of a revolving credit facility with a principal balance on the date of repayment of approximately $11,828, which was subject to an annual interest rate comprised of the greater of the London Interbank Offering Rate (“LIBOR”) or 1%, plus a 10% margin (approximately 11% per annum), and a term loan with a principal balance on the date of repayment of approximately $43,735, which was subject to an annual interest rate of the greater of LIBOR or 1% plus a 10% margin. The term loan also had an annual payment-in-kind (“PIK”) interest rate of 5% in addition to its cash interest rate, which was being added to the term loan principal balance (cash and PIK interest rate combined of approximately 16% per annum). Accrued interest of approximately $459 was paid in connection with the principal repayments. The Company took a one-time charge of $4,004 which represents unamortized debt issue costs associated with its Former Credit Agreement.

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

The Company had approximately $14,317 in availability for borrowings as of June 30, 2022. There were no outstanding borrowings outstanding on the CIT Facility as of June 30, 2022, or September 30, 2021, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying consolidated balance sheets.

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on June 30, 2022, are approximately $1,619. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on June 30, 2022.

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

The Company and its operating subsidiaries have been granted forgiveness of their respective outstanding PPP loans, including the Company’s last four remaining PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc., in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively, which were forgiven by the SBA in December 2021. The Company recognized net gains of $16,773, in aggregate, during the nine-month period ended June 30, 2022 as a result of the forgiveness of its last four PPP loans.

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

The Company and its subsidiaries, under the CARES Act, also were eligible to defer paying $3,654, in aggregate, of applicable payroll taxes incurred during fiscal 2020. The deferred deposits of the employer’s share of Social Security tax are required be paid to be considered timely (and avoid a failure to deposit penalty) by December 31, 2021, fifty (50) percent of the eligible deferred amount, and the remaining amount by December 31, 2022. During the nine-month period ending June 30, 2022, the first payments on these deferred amounts were made totaling $1,827, in aggregate. The remaining deferred amounts are included in short-term liabilities on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2022, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three-month period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Network Security Incident and Risks

On February 1, 2022, the Company detected and stopped a network security incident. The senior executive management team was immediately notified who in turn reported the network security incident to the audit committee chairman who has board oversight authority for these types of matters. The Company’s Audit Committee and Board of Directors have been fully briefed and a special committee of the board was appointed to assist and oversee management in the on-going investigations, response and full remediation of the incident. The costs of investigating and resolving the incident thus far has been immaterial. Based on what management and the Company’s third-party cyber security experts have determined in their investigation, the Company also does not foresee this incident having any future material detrimental effect on our business or financial position. No additional malicious activity has been observed on the network to date. The Company’s operations were minimally impacted, and we continue to serve our clients without issue.

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

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

On March 23, 2022, the Company settled a legal matter involving two separate, but related lawsuits, filed by plaintiff Sands Brothers Venture Capital II, LLC. These two lawsuits and others in which the Company was not a named party, involved a dispute amongst certain former affiliate and non-affiliate entities, and certain former officers and directors of the Company, stemming from a series of transactions that allegedly occurred during the period 2008 through 2010. The Company was sued in 2014 and 2017, based on the allegation that it was a participant and aided and abetted in the fraudulent conveyance of funds. The plaintiff was a creditor of an unaffiliated now defunct entity whose assets the Company is alleged to have received. Given the facts and circumstances of the case, it has been the Company’s belief and assessment that the lawsuits were meritless and that the likelihood of a material adverse resolution was remote. The Company’s ongoing legal expenses including depositions, court filings, etc. incurred over the years to defend itself from the claims made by the plaintiff in the respective lawsuits, have, for the most part, been either paid directly to the law firms or reimbursed by insurance.

The Company continues to believe that its defenses were meritorious and that the final results of litigation would, overall, have been favorable on the merits. However, given the age of the matter, the potential future significant ongoing uninsured portions of legal and other costs to be incurred, including the extraordinary expenses of flying and housing witnesses and experts for the trial, and the future time, attention and effort necessary by management to satisfactorily resolve the matter through the courts, the Company made the business decision to take advantage of an opportunity to settle the case. In this regard, the Company entered into a Confidential Settlement Agreement and Mutual Release, dated March 23, 2022, with the plaintiff for both lawsuits. Under the terms of the agreement and release, neither the plaintiff nor the Company have admitted or conceded to any wrongdoing, and the matter has been settled in its entirety for a one-time, payment to the plaintiff of approximately $1,175, of which the Company’s portion is $975 with insurance paying the balance. This payment was due and paid by April 8, 2022, and the expense has been recognized as a pre-tax charge in the Company’s condensed consolidated financial statements for the nine-month period ended June 30, 2022.

The Company and its subsidiaries are involved in various other litigation that arises in the ordinary course of business. There are no other pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Item 1A. Risk Factors.

In evaluating us and our common stock, in addition to the risk factors below, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (“2021 Form 10-K”) filed with the SEC on December 23, 2021 and the risk factors disclosed in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 filed with the SEC on May 16, 2022 (“Q2 Form 10-Q”). Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2021 Form 10-K, in Item 1A of our Q2 Form 10-Q, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
101.INS	Inline Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

GEE GROUP INC.
(Registrant)

Date: August 15, 2022	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Chief Financial Officer (Principal Financial and Accounting Officer)

