Form 10-K
period 2022-09-30
GEE Group Inc.
filed 2022-12-20
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2022 was 107,935,036 x $0.55 = $59,364,270.

The number of shares outstanding of the registrant’s common stock as of December 19, 2022 was 114,450,455.

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

Item 1. Business

General

GEE Group Inc. (the "Company", "us", "our" or "we") was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of human resources solutions which primarily include the provision of temporary and permanent personnel in the professional and industrial services sectors to customers located throughout the United Sates. We, through our operating subsidiaries, deliver our services from a network of four virtual locations and 28 branch office locations located in or near several major U.S. cities, including, but not limited to: Atlanta, Dallas, Denver, and Miami.

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

Services Provided

We provide our services to a broad range of customers from small and medium-sized businesses to the Fortune 1000. Our services include the provision of highly specialized contract or permanently placed professionals in several verticals, including IT, engineering, accounting and finance, office support, and specialized contract healthcare professionals, including scribes who specialize in electronic medical record (“EMR”) services for emergency departments, specialty physician practices and clinics. We also provide temporary staffing services in the light industrial (blue collar) areas.

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

The percentage of revenues derived from each of the Company’s direct hire and contract services lines are as follows:

	Fiscal
	2022	2021
Professional direct hire placement services	16.1%	12.8%
Professional contract services	74.2%	75.5%
Industrial contract services	9.7%	11.7%

Business Strategy

Our business strategy is multi-dimensional and encompasses both organic growth and growth through strategic acquisitions. Since 2015, the Company has completed four acquisitions, the most recent of which was SNI, which to date has been its largest. The main tenants of our strategy are to grow organically by:

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

•

Increasing scalability and expanding operating margins through the on-going process of streamlining back office operations, establishing and leveraging regional centers of excellence, improving upon per desk production averages, elimination of duplicative costs among our businesses, and continued realization of economies of scale; and

•

Capitalizing on hiring opportunities created by the economic downturn through providing on-demand labor to fill the personnel voids of businesses following corporate America’s reactions and resulting realignments since the on-set of the COVID-19 pandemic. As the economy recovers and companies have returned to sustained operations and growth, demand for our services has accelerated, with a particular focus on IT, E-Commerce and Logistics. We expect to continue to capitalize on these opportunities and to explore and innovate others, particularly in IT, including frontier areas such as digital content and information management disciplines.

Growth Through Strategic Acquisitions:

Since 2015, a significant portion of our growth has been achieved through acquisitions of complementary businesses. We intend to continue to expand our business through strategic acquisitions, subject to our business plans and management’s ability to identify, acquire and develop suitable acquisition or investment targets in both new and existing service categories. Along with our significant business growth to date, we have built a robust platform with the appropriate infrastructure and scalability, which we believe is necessary to assimilate acquisitions.

We continue to explore opportunities for potential acquisitions in the fragmented staffing industry. Our acquisition strategy includes, but is not limited to, targeting companies or transactions that we believe may have one or more of the following characteristics:

•	A focus on IT specialties and other verticals, including cyber security, government and targets in the professional services sectors;

•	A well-managed business with experienced operators and with high gross profit and EBITDA margins, as well as consistent revenue growth;

•	Limited enterprise risk and successful due diligence; and

•	Pricing commensurate with profitability and growth, must be accretive to earnings and consideration generally consisting of a combination of cash, seller and/or bank financing and stock.

Marketing

We market our staffing services using our corporate and trade names in our respective vertical markets. As of September 30, 2022, we operated from locations in eleven (11) states, including twenty-eight (28) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, and New Jersey and one remote local market presence in Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) four offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

We market our staffing services to prospective clients primarily through the use of the internet, specialty brands and corporate websites, digital direct mail campaigns, publishing annual electronic and widely distributed salary guides, advertising in tech, HR and accounting publications, attendance and booth displays at specialty trade shows, participation and membership in chambers of commerce and other business organizations, and support for our employees’ philanthropic activities. Our sales consultants and business development managers also engage in telephone marketing using our CRM tools to identify prospects, and through the mailing of tailored employment bulletins which list highly-skilled candidates available for placement and contract employees available for assignment.

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2022 or fiscal 2021.

Competition

The staffing industry is highly fragmented with a multitude of competitors. There are relatively few barriers to entry by firms offering direct hire placement and staff augmentation services although significant amounts of working capital typically are required to fund the payroll of temporary workers for businesses providing contract staffing services. New entrants to the staffing industry are constantly introduced to the marketplace. Our competitors include sole-proprietorship operations, local and regional firms as well as national organizations. In the U.S., large national firms have annual revenue of approximately $100 million and up to $10 billion. Local and regional firms’ yearly revenue can range from one to several million dollars or more. The largest portion of the marketplace consists of small, individual-sized or family-run operations. With low barriers to entry, sole proprietorships and smaller entities routinely enter the staffing industry. Many competitors are larger corporations with substantially greater resources than ours; however, as described below, we believe we are able to compete successfully in the verticals and end markets in which we operate.

Our professional and industrial staffing services compete effectively by providing highly qualified candidates who are well matched for the position, by developing and maintaining outstanding client relationships on a local level, by responding quickly to client requests, and by establishing offices and presences in convenient locations. As part of our services, we provide professional reference checking, scrutiny of candidates’ work experience and optional custom background checks. In general, we believe that a positive client experience is most important, and pricing often is secondary to quality of service as a competitive factor. During slow hiring periods, competition can put pressure on our pricing; however, we believe we are able to effectively compete on price in such situations.

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

•

Strong and proven capability to deliver outstanding results under significant time constraints on large-scale projects leveraging our wide office network and experienced project team leaders, including experience with MSP and VMS programs;

•

Well established strategies and procedures for both temporary and permanent virtual working and invested in technology to facilitate communication, recruiting, onboarding and management of the business virtually;

•

Specialized state-of-the-art databases, applicant tracking systems (“ATS”) and other technology tools that facilitate swift, expert matching of candidates to job requirements providing highly-qualified multiple choices to customers;

•

Localized decision-making and a lack of a multi-layered bureaucracy which provides for more rapid responses to customized client requests and a streamlined approval process in place for speedy recruitment of personnel; and

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

Our business is mainly that of a temporary staffing company within the broader staffing industry, however, we also offer and provide permanent placement services in our Professional Staffing Services segment. We employ the substantial portion of our staff members we place on temporary assignments with our clients. In addition to assisting our clients in managing peaks and valleys in their staffing needs, the temporary workers we place come in the form of a broader human resources management solution. That is, our clients do not bear the usual employment risks and compliance burdens associated with our temporary workers; instead, we retain these costs and risks as the employer of record. We believe this is a significant value add for our temporary staffing clients.

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

For many staffing companies, including ours, demand is lower late in the fourth calendar quarter and early in the first calendar quarter, partly because of holidays, and is higher during the rest of the year. Staffing companies may have high receivables from customers. Temporary staffing agencies and PEOs must manage a high cash flow because they make payroll payments to their employees on behalf of client employers. Cash flow imbalances also occur because agencies must pay workers even if they have not been paid by clients.

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

Employees

As of September 30, 2022, the Company had approximately 309 regular employees and the number of contract service employees varied month to month during fiscal 2022, from a minimum of approximately 1,880 to a maximum of 2,579.

Our Corporate Information

We were incorporated in the State of Illinois in 1962 and are the successor to employment offices doing business since 1893. Our principal executive offices are located at 7751 Belfort Parkway, Suite 150, Jacksonville, Florida 32256, and our telephone number at that location is (904) 512-7504.

Available Public Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. The public may obtain these filings at the Securities and Exchange Commission (the “SEC”) Public Reference Room at 100 F Street, NE, Washington DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company and other companies that file material with the SEC electronically. Copies of the Company’s reports can be obtained, free of charge, electronically through our internet website, www.geegroup.com. Information on the Company’s website is not incorporated in this report by the foregoing reference.

Item 1A. Risk Factors.

THE U.S. ECONOMY CURRENTLY IS BEING NEGATIVELY IMPACTED BY HISTORICALLY SIGNIFICANT INFLATION, A LOOMING RESCESSION, AND DISRUPTIONS IN SUPPLY AND THE WORKFORCE; RECENT GLOBAL SOCIOECONOMIC TRENDS, INCLUDING THE WAR IN UKRAINE AND U.S. RELATIONS WITH CERTAIN FOREIGN POWERS MAY HAVE A FURTHER ADVERSE EFFECT ON THE U.S. ECONOMY AND OUR BUSINESS.

The U.S. and larger global economies are experiencing historically high inflation during 2022. The Federal Reserve and other Central Banks already have raised interest rates more aggressively and to their highest levels in the last four to five decades. As a result, the prospect for a recession is high and considered by many to be likely. Some sources have declared that the U.S. already is in a recession. Consumer prices, including basic costs of food, fuel, utilities, healthcare, mortgage and personal loan rates, and other non-discretionary and discretionary consumer items are up by high single digits. Wages are up, however, increases in wages lag price inflation resulting in a net decline in real personal incomes relative to consumer spending. Volatility continues to exist in the workforce making it more difficult and costly for employers to recruit, hire and/or retain workers. U.S. unemployment remains relatively low, however the labor utilization rate and ratio of workers to the total population also remain low.  Shortages in the workforce are a significant factor in supply shortages relative to demand and also help fuel inflation. On the global stage, the invasion of Ukraine by Russia and escalation of overtures by China over Taiwan and the South China Sea, also add instability to the uncertainty driving socioeconomic forces, which in turn, impact the Company’s and its subsidiaries’ operations.

The present conditions and state of our U.S and global economies make it difficult to predict whether and/or when and to what extent a recession has occurred or will occur in the near future. In the event of an occurring or worsening recession, as the case may be, in which the U.S. economy contracts, we expect that our business would be negatively impacted, accordingly. The Company has taken significant actions to shore up its resources and means in order to weather a potential downturn in the economy; however, should a recession occur, or one already exists and worsens in the future, one may expect either scenario to have an adverse effect on the business of the Company and its subsidiaries.

THE NEGATIVE EFFECTS OF THE CORONAVIRUS PANDEMIC, CARES ACT REQUIREMENTS, AND TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

Recent global socioeconomic conditions, including the negative effects of the Coronavirus Pandemic (“COVID-19”), and disruption of financial markets, severely affected our business and results of operations during fiscal 2020 and, although to a lesser extent, fiscal 2021. The negative effects initially limited our access to credit or equity capital, our ability to refinance debt and disrupted ours and our clients’ businesses. In fiscal 2021 and 2022, we were able to regain reasonable access to credit and equity capital markets, but also have continued to experience some lingering negative effects on our business operations in certain markets.

The operations and liquidity of our operating subsidiaries were severely impacted by COVID-19. As a result and out of necessity, in fiscal 2020, we applied for and obtained financial relief in the form of funds received in exchange for promissory notes issued by the U.S. Small Business Administration (“SBA”) and U.S. Treasury under the Payroll Protection Program of the CARES Act (“PPP loans”). The Company and eight of its operating subsidiaries received PPP loans, totaling $19,927 thousand, and have since applied for and received forgiveness of their respective PPP loans from the SBA. The forgiveness of these loans, including their respective accrued and unpaid interest amounts, have been recognized by eliminating them from the Company’s consolidated balance sheet with corresponding gains in consolidated income in fiscal 2021 and 2022.

The former PPP loans obtained by GEE Group Inc., and its operating subsidiaries together as an affiliated group, exceeded the $2 million audit threshold established by the SBA, and therefore, will be subject to audit by the SBA in the future. If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid. If the companies are unable to repay the portions of their PPP loans that ultimately may be reinstated from available liquidity or operating cash flow, we may be required to raise additional equity or debt capital to repay the PPP loans.

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

Our ability to make scheduled payments on or to refinance our obligations is dependent upon our financial and operating performance, which is affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. While we believe we will be able to meet our liquidity requirements for the foreseeable future and for at least the next twelve months, we cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

THE COMPANY HAS MATERIAL INTANGIBLE ASSETS, INCLUDING GOODWILL, CUSTOMER LISTS, TRADEMARKS AND TRADENAMES. THESE ASSETS ARE SUBJECT TO IMPAIRMENT RISKS, WHICH COULD RESULT IN FUTURE MATERIAL IMPAIRMENT CHARGES TO INCOME AND NEGATIVELY IMPACTING THE FUTURE OPERATING RESULTS AND FINANCIAL POSITION OF THE COMPANY.

The Company is required to evaluate its goodwill annually or when one or more triggering events or circumstances indicate that assets might be impaired. The other long-lived assets, including definite-lived intangible assets, have to be tested for impairment only when triggering events occur or circumstances indicate that these assets might be impaired. The Company has recognized impairments of its goodwill, including most recently during the first quarter of its fiscal year ended September 30, 2022. In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting units, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as the estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and the market comparable assumptions. These assumptions and factors require significant judgement by the Company in their development. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of impairment.

The valuation techniques utilized by management, for impairment testing, including estimated future cash flows, fundamentally include the inherent underlying assumption that the economy, the markets served by the Company, and the Company itself, will continue to grow. In the event the assumptions relied upon by management are not achieved, including assumed future growth rates, impairments of goodwill or other long-lived assets could be recorded and such amounts could be material to the consolidated financial statements. A reduction in the projected long-term operating performance of one or both of the Company’s reporting units or other long-lived assets, future market declines, changes in discount rates or other conditions also could result in material impairments in the future. Thus, there can be no assurance that the Company’s goodwill or other long-lived assets will not become impaired in the future.

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO SATISFY THOSE NEEDS FROM CASH GENERATED FROM OUR OPERATIONS OR BORROWINGS UNDER OUR DEBT INSTRUMENTS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

We require significant amounts of working capital to operate our business. We often have high receivables from our customers, and as a staffing company, we are prone to cash flow imbalances because we have to fund payroll payments to temporary workers before receiving payments from clients for our services. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If a sustained shortfall were to occur, it could have an adverse effect on our business. In particular, we use working capital to fund expenses relating to our temporary workers and our other operating expenses and liabilities. As a result, we must maintain sufficient cash availability to pay temporary workers and fund related tax liabilities prior to receiving payment from customers.

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

OUR REVENUE CAN VARY BECAUSE OUR CUSTOMERS CAN TERMINATE THEIR RELATIONSHIP WITH US AT ANY TIME WITH LIMITED OR NO PENALTY.

We focus on providing mid-level professionals and light industrial personnel on a temporary assignment-by-assignment basis, which customers can generally terminate at any time or reduce their level of use when compared to prior periods. To avoid large placement agency fees, large companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge fees as a mark-up to the hourly pay rate or based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill may have a large financial incentive to avoid agencies.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we believe that we have remediated this material weakness, we cannot assure you that additional material weaknesses will not be identified in the future.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s policy is to lease (rather than purchase) commercial office space for all of its offices. The Company’s headquarters are located with one of its branch locations in Jacksonville Florida, for which the applicable lease expires in 2026.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, Triad Personnel Services and Triad Staffing. As of September 30, 2022, we operated from locations in eleven (11) states, including twenty-eight (28) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) four offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

Established offices are operated from leased spaces ranging from 800 to 7,500 square feet, and generally for initial lease periods of one to seven years, with cancellation clauses after certain periods of occupancy in some cases. Management believes that existing facilities are adequate for the Company’s current needs and that its leasing strategies provide the Company with sufficient flexibility to open or close offices to accommodate business needs.

As the Company’s leases for its existing offices near their expiration or renewal dates, the Company evaluates the continued necessity for maintaining the location, including consideration of matters ranging from whether they are in close proximity of other available service offices, proximity and importance of a local presence to existing clients and as a competitive advantage in the local market, the size and number of staff located there, whether staff have the means to work effectively on a remote basis supported by resources available from other larger locations, and other factors.

Item 3. Legal Proceedings.

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

The Company continues to believe that its defenses were meritorious and that the final results of litigation would, overall, have been favorable on the merits. However, given the age of the matter, the potential future significant ongoing uninsured portions of legal and other costs to be incurred, including the extraordinary expenses of flying and housing witnesses and experts for the trial, and the future time, attention and effort necessary by management to satisfactorily resolve the matter through the courts, the Company made the business decision to take advantage of an opportunity to settle the case. In this regard, the Company entered into a Confidential Settlement Agreement and Mutual Release, dated March 23, 2022, with the plaintiff for both lawsuits. Under the terms of the agreement and release, neither the plaintiff nor the Company have admitted or conceded to any wrongdoing, and the matter has been settled in its entirety for a one-time, payment to the plaintiff of approximately $1,175 thousand, of which the Company’s portion is $975 thousand with insurance paying the balance. This payment was due and paid by April 8, 2022, and the expense has been recognized as a pre-tax charge in the Company’s consolidated financial statements for fiscal 2022.

The Company and its subsidiaries are involved in various other litigation that arises in the ordinary course of business. There are no other pending significant legal proceedings as of September 30, 2022 to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the NYSE American and is traded under the symbol “JOB.”

Holders of Record

There were 736 holders of record of the Company’s common stock on September 30, 2022.

Dividends

No dividends were declared or paid during the fiscal years ended September 30, 2022 and 2021. We do not anticipate paying any cash dividends for the foreseeable future.

During the fiscal years ended September 30, 2022 and 2021, no equity securities of the Company were repurchased by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2022, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. The plan granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either restricted stock and incentive or non-statutory stock options to employees. Effective July 13, 2022, the tenth anniversary of the Plan, incentive stock options are no longer eligible to be granted. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2022 and September 30, 2021 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant. The maximum number of shares that may be granted under the 2013 Plan is 15 million (7,500 thousand for restricted stock grants and 7,500 thousand for stock option grants). This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

(Shares in thousands)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	3,619	$1.24	9,931
Total	3,619	$1.24	9,931

Item 6. [Reserved].

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

Overview

GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company”, “us”, “our”, or “we”) are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in EMR services for emergency departments, specialty physician practices and clinics, and provide temporary staffing services for our industrial clients. The acquisitions of Agile Resources, Inc., a Georgia corporation (“Agile”), Access Data Consulting Corporation, a Colorado corporation (“Access”), Paladin Consulting Inc. (“Paladin”) and SNI Companies, Inc., a Delaware corporation (“SNI”) expanded our geographical footprint within the placement and contract staffing verticals or end markets of information technology, accounting, finance, office and engineering professionals.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of September 30, 2022, we operated from locations in eleven (11) states, including twenty-eight (28) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) four offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

Coronavirus Pandemic (“COVID-19”)

Our businesses have recovered to a significant extent from COVID-19 during the fiscal years ended September 30, 2022 and 2021. While we have experienced significant recovery and, in fiscal 2022, returned to or exceeded pre-COVID-19 levels of results and performance, the rate of future growth might still be affected by potential resurgences and negative impacts of COVID-19 and its variants.

(Amounts in thousands except per share data, unless otherwise stated)

Results of Operations

Fiscal year ended September 30, 2022 (“fiscal 2022”), and fiscal year ended September 30, 2021 (“fiscal 2021”)

Net Revenues

Consolidated net revenues are comprised of the following:

	Fiscal
	2022	2021	$ Change	% Change
Professional contract services	$122,562	$112,470	$10,092	9%
Industrial contract services	15,945	17,332	(1,387)	-8%
Total contract services revenues	138,507	129,802	8,705	7%

Direct hire placement services	26,605	19,078	7,527	39%
Consolidated net revenues	$165,112	148,880	$16,232	11%

Contract staffing services contributed $138,507, or approximately 84%, of consolidated revenue and direct hire placement services contributed $26,605, or approximately 16%, of consolidated revenue for fiscal 2022. This compares to contract staffing services revenue of $129,802, or approximately 87%, of consolidated revenue and direct hire placement revenue of $19,078, or approximately 13%, of consolidated revenue for fiscal 2021.

The overall increase in contract staffing services revenue of $8,705, or 7% for fiscal 2022 compared to fiscal 2021 was primarily attributable to increased demand for employment in our professional contract services markets, resulting in an increase in revenues of $10,092, or 9%, as the U.S. economy and workforce have continued to improve toward pre-COVID-19 conditions. Industrial staffing services revenues decreased by $1,387, or 8%, due mainly to reoccurrence of adverse conditions associated with COVID-19 variants, which caused significant disruptions in the industrial markets we serve and resulting in a decrease in demand for our industrial staffing services during the first half of fiscal 2022.

Management believes this trend is the result of post-COVID-19 recovery of the U.S. economy, as well as actions taken by the Company to take advantage of post-COVID-19 opportunities and trends and position the Company for growth. Industrial contract services revenues decreased mainly due to resurgence of adverse conditions associated with COVID-19 variants, which caused significant disruptions in the industrial markets we serve and a decrease in demand during the first half of fiscal 2022. Additionally, lingering workforce shortages that have continued in the local markets served by our industrial segment, have prevented our industrial contract services revenue for fiscal 2022 from fully recovering to pre-COVID-19 levels. These labor shortages limited the Company’s ability to fill all its contract orders in its industrial segment as well as some orders in the professional segment. Workforce volatility and shortages are believed to be attributable, at least in part, to plentiful economic stimulus and unemployment benefits.

Direct hire placement revenue for fiscal 2022 increased by $7,527 or 39% over fiscal 2021, driven by a substantial increase in the demand for permanent placements. The large increase in direct hire revenues appears to be driven, in part, by continued volatility in the workforce leading some companies to staff harder to fill positions with permanent employees, rather than contract employees. It also is believed that the larger proportion of fully remote workers in the workforce today is causing some employers to favor permanent hires over contractors so that they may maintain direct access and control for purposes of security over their networks and other assets. In particular, the Company has been successful in growing direct hire revenues across its information technology brands, in addition to its finance, accounting and office brands.

(Amounts in thousands except per share data, unless otherwise stated)

Management believes that the significant net growth in revenues during fiscal 2022, compared to fiscal 2021, is generally in line with trends being experienced in the overall U.S. economy. The Company also continues to observe, analyze and, where considered appropriate, make modifications and changes to its business model and practices in response to the COVID-19 pandemic and related health and safety concerns, including those associated with its variants. These include, but are not limited to, implementation of preventative policies and procedures in observance of Federal, state and/or local guidelines or recommendations with regard to COVID-19 and its variants, use of personal protective equipment (principally, protective masks), and others. The Company also continues to take advantage of flexible and hybrid work-from-home employment arrangements and has adopted the strategy of converting certain of its branch office locations to virtual locations where efficiencies are available.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company's contract services employees, and certain other employee-related costs, while they work on contract assignments. Cost of contract services for fiscal 2022 increased by approximately 7% to $103,434 compared to $96,339 for fiscal 2021. The $7,095 increase in cost of contract services is consistent with the increase in revenues as discussed above.

Gross Profit percentage by service:
	Fiscal
	2022	2021
Professional contract services	26.6%	26.3%
Industrial contract services	15.4%	22.3%
Consolidated contract services	25.3%	25.8%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin (1)	37.4%	35.3%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services for fiscal 2022 was approximately 37.4% versus approximately 35.3% for fiscal 2021. In the professional contract staffing services segment, the gross margin excluding direct placement services was approximately 26.6% for fiscal 2022 compared to approximately 26.3% for fiscal 2021. The year-over-year improvement in our consolidated gross margin is mainly the result of the increase in mix of permanent placement business with 100% gross margins for fiscal 2022, from 13% to 16% of our consolidated revenues, or by approximately 3%, or 300 basis points.

The Company’s industrial staffing services gross margin for fiscal 2022 was approximately 15.4% as compared with approximately 22.3% for fiscal 2021. The decrease in industrial contract services gross margin is due to a decrease in the amount of premium refunds the Company’s industrial business is eligible to receive under the Ohio Bureau of Workers’ Compensation retrospectively rated insurance program. The industrial services gross margin excluding the impact of these items was level at approximately 14.9% for both fiscal 2022 and 2021.

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for fiscal 2022 increased by $10,262 as compared to fiscal 2021. SG&A for fiscal 2022 as a percentage of revenue was approximately 31% versus 28% for fiscal 2021. This increase in SG&A is mainly the result the significant growth of our revenues and improvements in our operating performance resulting in additional incentive compensation and bonuses. Wage increases and a recent spike in inflation also caused our SG&A expenses to increase in fiscal 2022. In addition, the increases in our SG&A expenses and ratio for fiscal 2022 were affected by an increase of $413 in bad debt expense associated with one of the Company’s industrial customers, a legal settlement of $975, and charges associated with severance agreements totaling $838.

SG&A also includes certain non-cash costs, expenses incurred related to acquisition, integration and restructuring, non-recurring items, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations, and other items that have been eliminated on a going forward basis or are of an isolated, non-recurring nature. These costs were $2,060 and $412 for fiscal 2022 and fiscal 2021, respectively, and include the legal settlement and severance agreements described above in addition to expenses associated with former closed and consolidated locations.

Depreciation Expense

Depreciation expense was $371 and $311 for fiscal 2022 and 2021, respectively. The increase in depreciation expense is due to fixed asset additions.

Amortization Expense

Amortization expense was $3,469, and $4,089 for fiscal 2022 and 2021, respectively. The decrease is due to intangible assets related to certain non-compete agreements and trade names becoming fully amortized.

Goodwill Impairment

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2022, and determined that its goodwill was not impaired. During the first fiscal quarter of 2022, the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since the annual goodwill impairment assessment as of September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconciled more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during the first quarter of fiscal 2022. Upon completion of the prior annual goodwill impairment assessment as of September 30, 2021, it was determined that the Company’s goodwill was not impaired.

Income from Operations

As the net result of the matters discussed regarding revenues and operating expenses above, income from operations decreased by $2,715 to $3,775 for fiscal 2022 from $6,490 for fiscal 2021. The decrease is due to factors described above, including notably, increases of $413 in bad debt expense associated with one of the Company’s light industrial customers, a legal settlement of $975, and charges associated with severance agreements totaling $838 during fiscal 2022. Additionally, the non-cash goodwill impairment charge of $2,150 taken during fiscal 2022 offset increases in income from operations during the period.

(Amounts in thousands except per share data, unless otherwise stated)

Gain/Loss on Debt Extinguishment

The company recorded a gain of $16,773 in fiscal 2022 related to forgiveness and extinguishment of its remaining PPP loans. Net losses on debt extinguishment of $(548) in fiscal 2021 were recorded due to a one-time non-cash charge of $4,004 which represents unamortized debt issue costs associated with its Former Credit Agreement. This was offset in part by forgiveness and extinguishment of multiple of the company’s outstanding PPP loans in fiscal 2021 leading to a gain of $3,456.

Interest Expense

Interest expense decreased by $5,501 to $377 for fiscal 2022 from $5,878 for fiscal 2021. This decrease is mainly attributable to the elimination of interest related to the Former Credit Agreement that contributed $4,684 in interest expense for fiscal 2021. On April 20, 2021, the Company retired and fully repaid its remaining principal and accrued interest balances under its Former Credit Agreement

Provision for Income Taxes

The Company recognized provisions for income tax expense of $588 and $58 in fiscal 2022 and 2021, respectively. Our effective tax rate for fiscals 2022 and 2021 is lower than the statutory rate primarily due to the effect of the valuation allowance on the net deferred tax asset position.

Net Income

The Company’s net income was $19,599 and $6 for fiscal 2022 and 2021, respectively. In addition to the changes in income from operations as outlined above, the increase is primarily due to gains of $16,773 from forgiveness and extinguishment of the Company’s remaining PPP loans during fiscal 2022 and the decrease in interest expense of $5,501 year over year.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contract employees and permanent employment candidates and borrowings available under its current and former asset-based senior secured revolving credit facilities. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees and employment-related expenses, operating costs and expenses, taxes and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal
	2022	2021
Cash flows provided by operating activities	$9,229	$370
Cash flows used in investing activities	$(328)	$(126)
Cash flows used in financing activities	$-	$(4,371)

As of September 30, 2022, the Company had $18,848 of cash which was an increase of $8,901 from $9,947 as of September 30, 2021. The significant increase in cash flows from operating activities is primarily the result of the elimination of cash interest associated with the Company’s former high-cost Senior Credit Agreement, which was fully repaid and retired on April 20, 2021. As of September 30, 2022, the Company had working capital of $26,643 compared to $2,528 of working capital as of September 30, 2021. The substantial increase in working capital is mainly attributable to the generation of free cash flow of $8,901, and the forgiveness of the Company’s last remaining PPP loans and interest during fiscal 2022, which were reflected in current liabilities in the aggregate amount of $16,741 as of September 30, 2021.

(Amounts in thousands except per share data, unless otherwise stated)

Net cash provided by operating activities for fiscal 2022 and fiscal 2021 was $9,229 and $370, respectively. The revenue growth and other improvements in operating results, including the significant reduction in interest expense, described in management’s discussion and analysis above contributed the cash from operations for fiscal 2022.

Cash flows used in investing activities for fiscal 2022 and fiscal 2021 was $328 and $126, respectively. The use of cash for investing activities was for the acquisition of property and equipment in fiscal 2022 and fiscal 2021.

Cash flows used in financing activities for fiscal 2021 totaled $4,371. This activity was primarily attributable to the net effect of the transactions described below, including the net proceeds from a follow-on securities offering and a new credit facility and payments on the Former Credit Agreement. There were no cash flows used in financing activities during fiscal 2022.

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company had approximately $15,352 in availability for borrowings as of September 30, 2022. There were no outstanding borrowings on the CIT Facility as of September 30, 2022, or September 30, 2021, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying consolidated balance sheets.

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on September 30, 2022, are approximately $1,472. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on September 30, 2022.

Management believes that the Company has adequate cash and working capital and can generate adequate liquidity to meet its obligations for the foreseeable future and at least for one year after the date this Annual Report on Form 10-K is filed.

Off-Balance Sheet Arrangements

As of September 30, 2022, and 2021, and during the two fiscal years then ended, there were no transactions, agreements, or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Revenue Recognition

Our revenues are recognized when promised services are performed for customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales adjustments or allowances. Direct hire placement service revenues from contracts with customers are recognized when employment candidates accept offers of employment, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company's guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire.

(Amounts in thousands except per share data, unless otherwise stated)

Falloffs and refunds during the period, including estimates for future falloffs associated with revenues that have been recognized, are reflected in the consolidated statements of operations as a reduction of placement service revenues and in the consolidated balance sheet, in combination with allowance for uncollectible accounts, as a reduction of accounts receivable. Estimated future falloffs are determined by analyzing recent historical trends of actual falloffs and applying a formula comprised of average numbers of falloffs, average falloff amounts, and average cycle times between billing and fall off dates to derive an allowance for falloffs. Thus, the estimated allowance is derived from observed trends in actual historical falloffs and assumes that historical trends are indicative of future falloff activity.

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

Fair Value Measurement

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company recognizes deferred tax assets to the extent that it is believed these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event it is determined that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Interest and penalties related to unrecognized tax benefits are recognized on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the accompanying consolidated balance sheet.

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

The Company performed annual goodwill impairment testing effective as of September 30, 2022, and allocates its goodwill among two reporting units: its professional reporting unit and its industrial reporting unit for purposes of evaluation for impairments. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: (1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and (2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques rely upon assumptions and other factors, such as the estimated future cash flows of our reporting units, the discount rate used to determine the present value of future cash flows, and the market multiples of comparable companies utilized. In applying our methods, we consider and use averages and medians in the selection of assumptions derived from comparable companies or market data, where applicable, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

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

As a result of the evaluation performed, the estimated fair values exceeded the carrying values of its net assets of the Company’s professional and industrial reporting units as of September 30, 2022.

(Amounts in thousands except per share data, unless otherwise stated)

During the first fiscal quarter of 2022, the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since the annual goodwill impairment assessment as of September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during fiscal 2022. Upon completion of the prior annual goodwill impairment assessment as of September 30, 2021, it was determined that the Company’s goodwill was not impaired.

Intangible Assets

Separately identifiable intangible assets held in the form of customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that these assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. In the event the net carrying value of the Company’s long-lived assets are determined not to be recoverable, they are reduced to fair value, which is typically calculated using one or a combination of the relief from royalty method, the multiple of excess cash flow method, and/or other applicable adaptations of the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the professional and industrial reporting units. The Company did not record any impairments to its long-lived assets during fiscal 2022 and 2021.

Share-Based Compensation

The Company accounts for share-based awards to employees in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the consolidated financial statements based on a determination of the fair value of the stock options or restricted stock grants. The grant date fair value of stock options is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options and restricted stock grants, the Company recognizes expense over the employee's requisite service period (generally the vesting period of the equity grant) and records an estimate for forfeitures. The Company's option pricing model requires the input of subjective assumptions, including the expected stock price volatility, and expected term. Any changes in these subjective assumptions significantly impact our share-based compensation expense.

See Note 11 for the assumptions used to calculate the fair value of share-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

Recent Accounting Pronouncements

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

(Amounts in thousands except per share data, unless otherwise stated)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. ASU 2019-12 became effective as of October 1, 2021 and had no material impact on our consolidated financial statements.

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

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

GEE Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GEE Group Inc. (the “Company”) as of September 30, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

At September 30, 2022, the Company’s goodwill was $61.29 million. As discussed in Notes 2 and 6 of the financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually, as of September 30, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. During the first quarter of fiscal 2022, the Company determined that there had been an increase in the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange, when compared to net book value, since its last annual goodwill impairment assessment as of September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021 by comparing the fair value of each reporting unit to its respective carrying value and this resulted in an impairment charge of $2.15 million as of December 31, 2021. The Step 1 analysis was updated as of September 30, 2022, for the Company’s annual impairment test, and the analysis noted no impairment of goodwill as of such date. The Company’s goodwill impairment analysis relies on assumptions and other factors, such as industry multiples applied to earnings, estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and market comparable assumptions. These assumptions require significant judgement by the Company in their development.

We identified the goodwill impairment assessment as a critical audit matter. The principal considerations for our determination are the high degree of auditor judgment and subjectivity in evaluating management’s significant assumptions used in the impairment analyses, particularly as it relates to industry multiples applied to earnings, estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and market comparable assumptions.

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding of management’s process for developing fair value estimates including:
o	Tested the completeness, accuracy, and relevance of underlying data used in the Company’s analysis, and

o

Evaluated the significant management assumptions utilized in the estimated future cash flows by comparing revenues and performance in management’s forecast to periods incurred to-date subsequent to September 30, 2022, and assessed the forecasts of revenues and expenses and the gross margin impact in future periods.

•

Utilized personnel with specialized knowledge and skills in valuation to assist in: (i) assessing the appropriateness of the fair value methodology and estimation process, (ii) evaluating the reasonableness of certain assumptions used including assessing the appropriateness of the discount rate, industry multiples, and the market comparable assumptions, and (iii) testing the mathematical accuracy and completeness of the discounted cash flow models and the impairment assessment analyses.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2022.

Tampa, Florida

December 20, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of GEE Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GEE Group Inc. (the Company) as of September 30, 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor from 2012 to 2022.

Marlton, New Jersey

December 23, 2021

GEE GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
ASSETS	2022	2021
CURRENT ASSETS:
Cash	$18,848	$9,947
Accounts receivable, less allowances ($738 and $286, respectively)	22,770	23,070
Prepaid expenses and other current assets	604	668
Total current assets	42,222	33,685
Property and equipment, net	1,140	765
Goodwill	61,293	63,443
Intangible assets, net	11,285	14,754
Right-of-use assets	2,830	3,920
Other long-term assets	784	1,022
TOTAL ASSETS	$119,554	$117,589

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,958	$2,257
Accrued compensation	5,750	6,413
Current Paycheck Protection Program loans	-	16,741
Current operating lease liabilities	1,333	1,681
Other current liabilities	5,538	4,065
Total current liabilities	15,579	31,157
Deferred taxes	528	591
Noncurrent operating lease liabilities	1,889	3,006
Other long-term liabilities	555	2,066
Total liabilities	18,551	36,820

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 114,450 shares at September 30, 2022 and 114,100 shares at September 30, 2021	112,051	111,416
Accumulated deficit	(11,048)	(30,647)
Total shareholders' equity	101,003	80,769
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$119,554	$117,589

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	Year Ended September 30,
	2022	2021
NET REVENUES:
Contract staffing services	$138,507	$129,802
Direct hire placement services	26,605	19,078
NET REVENUES	165,112	148,880

Cost of contract services	103,434	96,339
GROSS PROFIT	61,678	52,541

Selling, general and administrative expenses	51,913	41,651
Depreciation expense	371	311
Amortization of intangible assets	3,469	4,089
Goodwill impairment charge	2,150	-
INCOME FROM OPERATIONS	3,775	6,490
Gain (loss) on extinguishment of debt	16,773	(548)
Interest income	16	-
Interest expense	(377)	(5,878)
INCOME BEFORE INCOME TAX PROVISION	20,187	64
Provision for income tax expense	588	58
NET INCOME	$19,599	$6

BASIC EARNINGS PER SHARE	$0.17	$0.00
DILUTED EARNINGS PER SHARE	$0.17	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	114,139	60,594
DILUTED	114,890	61,948

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common			Total
	Stock	Common	Accumulated	Shareholders'
	Shares	Stock	Deficit	Equity

Balance, September 30, 2020	17,667	$58,031	$(30,653)	$27,378

Share-based compensation	-	970	-	970
Issuance of stock for restricted stock	600	-	-	-
Sale of common stock in public offering, net of costs	95,833	52,415	-	52,415
Net income	-	-	6	6
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$80,769

Share-based compensation	-	635	-	635
Issuance of stock for restricted stock	350	-	-	-
Net income	-	-	19,599	19,599
Balance, September 30, 2022	114,450	$112,051	$(11,048)	$101,003

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,599	$6
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on extinguishment of debt	(16,773)	548
Depreciation and amortization	3,840	4,400
Non-cash lease expense	1,384	1,344
Goodwill impairment charge	2,150	-
Share-based compensation	635	970
Increase (decrease) in allowance for doubtful accounts	452	(546)
Deferred income taxes	(63)	161
Amortization of debt issuance costs	153	941
Paid in kind interest on term loan	-	1,210
Changes in operating assets and liabilities:
Accounts receivable	(152)	(6,477)
Accounts payable	701	206
Accrued compensation	(663)	907
Other assets	151	772
Other liabilities	(2,185)	(4,072)
Net cash provided by operating activities	9,229	370

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(328)	(126)
Net cash used in investing activities	(328)	(126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock in public offering	-	52,415
Payment on term loan	-	(44,194)
Net payments on revolving credit	-	(11,828)
Debt issue costs	-	(764)
Net cash used in financing activities	-	(4,371)

Net change in cash	8,901	(4,127)

Cash at beginning of year	9,947	14,074

Cash at end of year	$18,848	$9,947

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$192	$3,670
Cash paid for taxes	482	293

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of September 30, 2022, we operated from locations in eleven (11) states, including twenty-eight (28) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely.

The Company’s fiscal year begins on October 1 and ends on September 30 of each year. Fiscal 2022 and fiscal 2021 refer to the fiscal years ended September 30, 2022 and 2021, respectively.

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

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

On May 14, 2021, the Company entered a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility with CIT Bank, N.A. (the “CIT Facility”). Concurrent with the May 14, 2021 closing of the CIT Facility, the Company borrowed $5,326 and utilized these funds to pay all remaining unpaid Exit and Restructuring Fees due to its former senior lenders in the amount of $4,978, with the remainder going to direct fees and costs associated with the CIT Facility. Additional information regarding the CIT Facility is presented in Note 9.

Management believes that the Company has adequate cash and working capital and can generate adequate liquidity to meet its obligations for the foreseeable future and at least for one year after the date that these consolidated financial statements are issued.

Coronavirus Pandemic (“COVID-19”), Paycheck Protection Program Loans and Deferral of Federal Payroll Taxes under the CARES Act

In approximately mid-March 2020, the Company began to experience the severe negative effects of the economic disruptions resulting from COVID-19. These included abrupt reductions in demand for the Company’s primary sources of revenue, its temporary and direct hire placements, lost productivity due to business closings both by clients and at the Company’s own operating locations, and the significant disruptive impacts to many other aspects of normal operations. Some effects of COVID-19 and the subsequent variants of the virus continue to be felt, although to a lesser extent, with the most severe impacts being felt in the industrial segment and, to a lesser extent, in the professional segment including finance, accounting and office clerical (“FAO”) contract staffing service end markets.

Between April 29 and May 7, 2020, the Company and eight of its operating subsidiaries obtained loans in the aggregate amount of $19,927 from BBVA USA (now known as PNC Bank), as lender, pursuant to the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). These funds were the only source of financing available to our companies and businesses and were critical to our ability to maintain operations, including the employment of our temporary and full-time employees, to provide our services and meet our liquidity requirements in the midst of the worldwide Coronavirus Pandemic. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. The Company received notice of forgiveness for some of these loans and their accrued interest during fiscal 2021 in the amount of $3,456 while the remaining loans were forgiven in fiscal 2022 totaling $16,773 (see Note 10). The Company accounted for the remaining PPP loans as current debt in the Company’s accompanying consolidated financial statements as of September 30, 2021 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt.

The Company and its subsidiaries, under the CARES Act, also were eligible to defer paying $3,654, in aggregate, of applicable payroll taxes incurred during fiscal 2020. One half of the deferred deposits of the employer’s share of Social Security tax were required to be paid on or before December 31, 2021 to be considered timely and avoid a failure to deposit penalty, and the remaining fifty percent (50%) of the eligible deferred amounts are required to be paid similarly by December 31, 2022. The first half of the required deferred deposits payments totaling $1,827, in aggregate, were paid prior to December 31, 2021, as required. The remaining deferred amounts are included in other current liabilities on the accompanying consolidated financial statements as of September 31, 2022. These amounts will be paid prior to their due date, December 31, 2022, as required.

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and with the instructions to Article 8 of Regulation S-X.

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $2,297 in fiscal 2022 and $1,598 in fiscal 2021. Expected future falloffs and refunds are estimated and reflected in the consolidated balance sheet as a reduction of accounts receivable as described under Accounts Receivable, below.

See Note 14 for disaggregated revenues by segment.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2022, and September 30, 2021, there were no cash equivalents.

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

As of September 30, 2022 and September 30, 2021 allowance for doubtful accounts was $738 and $286, respectively. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance also includes permanent placement falloff reserves of $190 and $115 as of September 30, 2022 and September 30, 2021, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for fiscal 2022 and fiscal 2021.

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

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by FASB ASC 350, Intangibles — Goodwill and Other: Goodwill, at least annually, and more frequently when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. The Company allocates its goodwill among two reporting units: its Professional Services reporting unit and its Industrial Services reporting unit for purposes of evaluation for impairments. An impairment charge is recognized for the amount by which the carrying amount exceeds a reporting unit’s estimated fair value, not to exceed the carrying value of goodwill. In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting units, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as industry multiples applied to earnings, estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and market comparable assumptions. These assumptions and factors require significant judgement by the Company in their development.

Intangible Assets

Separately identifiable intangible assets held in the form of customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the Professional and Industrial reporting units. The Company did not record any impairments to its long-lived assets during fiscal 2022 and 2021.

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

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The fair value of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying value disclosures of the Company’s long-term liabilities approximate their respective fair values based on current yield for debt instruments with similar terms. The Company has no assets or liabilities which are measured at fair value on a recurring basis. Fair value measurements utilized in evaluating the Company’s goodwill and other intangible assets for impairments are measured at fair value on a non-recurring basis using a combination of Level 2 and Level 3 inputs.

Earnings per Share

Basic earnings per share are computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, exercise of stock options and warrants. The dilutive effect of the common stock equivalents is reflected in earnings per share by use of the treasury stock method.

The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 752 and 1,354 for fiscal 2022 and 2021, respectively. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 942 and 1,536 for fiscal 2022 and 2021, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $1,981 and $1,771 for fiscal 2022 and fiscal 2021, respectively.

Share-Based Compensation

The Company accounts for share-based awards to employees in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options or restricted stock grants. The grant date fair value of stock options is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options and restricted stock grants, the Company recognizes expense over the employee's requisite service period (generally the vesting period of the equity grant) and records an estimate for forfeitures. The Company's option pricing model requires the input of subjective assumptions, including the expected stock price volatility, and expected term. Any changes in these subjective assumptions significantly impact our share-based compensation expense.

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

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The Company recognizes deferred tax assets to the extent that it is believed these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event it is determined that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Interest and penalties related to unrecognized tax benefits are recognized on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the accompanying consolidated balance sheet.

3. Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intra-period tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax related guidance for franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The ASU is effective for public business entities for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. ASU 2019-12 became effective as of October 1, 2021 and had no material impact on our consolidated financial statements.

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

4. Property and Equipment

Property and equipment, net, consisted of the following:

	September 30, 2022	September 30, 2021

Computer software	$481	$462
Office equipment, furniture, fixtures and leasehold improvements	3,739	3,042
Total property and equipment, at cost	4,220	3,504
Accumulated depreciation and amortization	(3,080)	(2,739)
Property and equipment, net	$1,140	$765

5. Leases

The Company occasionally acquires equipment under finance leases including hardware and software used by our IT department to improve security and capacity, vehicles used by our Industrial Segment, and certain furniture for our offices. Terms for these leases generally range from two to six years.

Supplemental cash flow information related to finance leases consisted of the following:

	Fiscal 2022	Fiscal 2021
Cash paid for finance lease liabilities	$168	$95
Acquisition of equipment with finance lease	$420	$76

Supplemental balance sheet information related to finance leases consisted of the following:

	Fiscal 2022	Fiscal 2021
Weighted average remaining lease term for finance leases	3.3 years	3.5 years
Weighted average discount rate for finance leases	7.3%	9.9%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the consolidated balance sheet as of September 30, 2022:

Fiscal 2023	$242
Fiscal 2024	166
Fiscal 2025	108
Fiscal 2026	105
Fiscal 2027	21
Less: Imputed interest	(69)
Present value of finance lease liabilities (a)	$573

(a)	Includes current portion of $208 for finance leases.

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

Operating lease expenses were $2,163 and $2,191 for fiscal 2022 and 2021, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Fiscal 2022	Fiscal 2021
Cash paid for operating lease liabilities	$1,994	$1,893
Right-of-use assets obtained in exchange for new operating lease liabilities	$294	$656

Supplemental balance sheet information related to operating leases consisted of the following:

	Fiscal 2022	Fiscal 2021
Weighted average remaining lease term for operating leases	1.8 years	2.7 years
Weighted average discount rate for operating leases	5.9%	5.9%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2022, including certain closed offices are as follows:

Fiscal 2023	$1,472
Fiscal 2024	1,172
Fiscal 2025	602
Fiscal 2026	194
Fiscal 2027	29
Less: Imputed interest	(247)
Present value of operating lease liabilities (a)	$3,222

(b)	Includes current portion of $1,333 for operating leases.

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

6. Goodwill and Intangible Assets

Goodwill

Goodwill assets as of September 30, 2022 and 2021, consisted of the following:

	September 30, 2022			September 30, 2021
	Acquisition Value	Accumulated Impairment	Net Book Value	Acquisition Value	Accumulated Impairment	Net Book Value
Goodwill	$76,593	$(15,300)	$61,293	$76,593	$(13,150)	$63,443

For purposes of performing its annual goodwill impairment assessment as of September 30, 2022 and 2021, the Company applied the valuation techniques and assumptions to its professional and industrial segments as reporting units discussed in Note 2, above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units.

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2022, and determined that its goodwill was not impaired. During the first fiscal quarter of 2022, the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since the annual goodwill impairment assessment as of September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during fiscal 2022. Upon completion of the prior annual goodwill impairment assessment as of September 30, 2021, it was determined that the Company’s goodwill was not impaired.

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of September 30, 2022 and September 30, 2021 and estimated future amortization expense.

	September 30, 2022			September 30, 2021
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(18,482)	$10,588	$29,070	$(15,844)	$13,226
Trade names	8,329	(7,632)	697	8,329	(6,801)	1,528
Total	$37,399	$(26,114)	$11,285	$37,399	$(22,645)	$14,754

Estimated Amortization Expense
Fiscal 2023	$2,879
Fiscal 2024	2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Fiscal 2027	916
	$11,285

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

9. Senior Bank Loan, Security and Guarantee Agreement

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

As of September 30, 2022, the Company had no outstanding borrowings and $15,352 available for borrowing under the terms of the CIT Facility. The Company also had $561 in unamortized debt issue cost associated with the CIT Facility. The amortization expense of these debt costs totaled $153 and $51 for fiscal 2022 and 2021, respectively.

Under the CIT Facility, advances will be subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or LIBOR (or any successor thereto) for the applicable interest period, subject to a 1% floor, plus the applicable margin. The CIT Facility also contains provisions addressing the potential future replacement of LIBOR utilized and referenced in the loan agreement, in the event LIBOR becomes no longer available. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration. The unused line fees incurred and included in interest expense totaled $101 and $39 in fiscal 2022 and 2021, respectively.

10. CARES Act Payroll Protection Program Loans

Between April 29 and May 7, 2020, the Company obtained PPP loans for each of its operating subsidiaries. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. Each of the Company’s subsidiaries executed a separate promissory note evidencing unsecured loans under the PPP. The following promissory notes were executed by the Company and its subsidiaries: GEE Group Inc. for $1,992; Scribe Solutions, Inc. for $277; Agile Resources, Inc. for $1,206; Access Data Consulting Corporation for $1,456; Paladin Consulting, Inc. for $1,925; SNI Companies, Inc. for $10,000; Triad Personnel Services, Inc. for $404; Triad Logistics, Inc. for $78; and BMCH, Inc. for $2,589.

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The Company and its operating subsidiaries have been granted forgiveness of their respective PPP loans by the SBA. During fiscal 2021, the PPP loans and interest were forgiven for Access Data Consulting Corporation, Agile Resources, Inc., Scribe Solutions Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc., in the amounts of $1,470, $1,220, $279, $79, and $408, respectively. The Company’s remaining four PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc. were forgiven in fiscal 2022 in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively. As a result, the Company recognized aggregate gains of $16,773 and $3,456 during fiscal 2022 and 2021, respectively.

The former PPP loans obtained by GEE Group Inc., and its operating subsidiaries together as an affiliated group, exceeded the $2,000 audit threshold established by the SBA, and therefore, will be subject to audit by the SBA in the future. If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, a charge or charges would be incurred, accordingly, and they would need to be repaid. If the companies are unable to repay the portions of their PPP loans that ultimately may be reinstated from available liquidity or operating cash flow, we may be required to raise additional equity or debt capital to repay the PPP loans.

11. Equity

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

Preferred Stock

The Company has authorized 20,000 shares of preferred stock of which 1,000 shares have been designated Series A Preferred Stock, and no shares were issued or are outstanding; 5,950 shares have been designated Series B Preferred Stock, of which 5,926 shares were issued and none remain outstanding, and 3,000 shares have been designated Series C Preferred Stock, of which 2,093 shares were issued and none remained outstanding as of September 30, 2022 and 2021. Based on the terms of the Series B Convertible Preferred Stock, if certain fundamental transactions were to occur, the Series B Convertible Preferred Stock would require redemption, which would preclude permanent equity classification on the accompanying consolidated balance sheets. The Series C Convertible Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Amended and Restated 2013 Incentive Stock Plan

As of September 30, 2022, there were restricted stock shares and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan (“Incentive Stock Plan”). During fiscal 2021, the Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options grants by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. As of September 30, 2022, there were 9,931 shares remained available to be granted under the Plan (5,073 shares available for stock option grants and 4,858 shares available for restricted stock grants).

Restricted Stock

The Company granted 100 and 642 shares of restricted common stock in fiscal 2022 and 2021, respectively. Share-based compensation expense attributable to restricted stock was $293 and $525 in fiscal 2022 and 2021, respectively. As of September 30, 2022, there was approximately $322 of unrecognized compensation expense related to restricted stock outstanding, and the weighted average vesting period for those grants was 3.08 years. On August 21, 2022, 350 shares of restricted common stock held by the Company’s executive officers and board of directors became fully vested. On June 15, 2021, 600 shares of restricted common stock held by the Company’s Chairman and Chief Executive Officer became fully vested.

A summary of restricted stock activity is presented as follows:
	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2020	1,450	1.32
Granted	642	0.46
Forfeited	(50)	0.52
Vested	(600)	2.21
Non-vested restricted stock outstanding as of September 30, 2021	1,442	0.60
Granted	100	0.53
Vested	(350)	0.52
Non-vested restricted stock outstanding as of September 30, 2022	1,192	0.61

Warrants

The Company had 77 warrants outstanding as of September 30, 2022 and September 30, 2021 with a weighted average exercise price per share of $2. The outstanding warrants had a weighted average remaining contractual life of 2.50 and 3.50 as of September 30, 2022 and 2021, respectively. No warrants were granted or expired during fiscal 2022 and 2021.

Stock Options

All stock options outstanding as of September 30, 2022 and September 30, 2021 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company granted 940 and 525 stock options in fiscal 2022 and 2021, respectively. The stock options generally vest on annual schedules during periods ranging from two to four years from the date of grant. Share-based compensation expense attributable to stock options was $342 and $445 in fiscal 2022 and fiscal 2021, respectively. As of September 30, 2022, there was approximately $585 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.79 years.

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2020	1,254	2.85	7.34	7
Granted	525	0.57	-	42
Forfeited	(107)	2.79	-	-
Options outstanding as of September 30, 2021	1,672	2.14	7.35	49
Granted	940	0.59	-	39
Forfeited	(185)	1.05	-	-
Options outstanding as of September 30, 2022	2,427	1.54	7.65	88

Exercisable as of September 30, 2021	890	3.14	6.08	7
Exercisable as of September 30, 2022	1,111	2.58	5.82	21

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

	2022	2021
Weighted average fair value of options	$0.55	$0.54
Weighted average risk-free interest rate	2.8%	1.6%
Weighted average volatility factor	112%	114%
Weighted average expected life (years)	10	10

12. Income Taxes

The components of the provision for income taxes is as follows:
	Year Ended September 30,
	2022	2021
Current expense (benefit):
Federal	$-	$-
State	578	(103)
Total current expense (benefit):	$578	$(103)

Deferred expense:
Federal	$4	$115
State	6	46
Total deferred expense:	$10	$161

Total income tax expense:	$588	$58

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:
	Year Ended September 30,
	2022	2021
Income at US statutory rate	$4,239	$28
State taxes, net of federal benefit	490	(468)
Tax credits	(209)	(143)
Stock compensation	270	-
Goodwill impairment	342	-
PPP related matters	(3,522)	(4,910)
Valuation allowance	(885)	5,384
Other	(137)	167
	$588	$58

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The net deferred income tax asset balance related to the following:
	Year Ended September 30,
	2022	2021
Net operating loss carryforwards	$4,255	$4,765
Stock options	1,566	1,728
Allowance for doubtful accounts	183	70
Accrued & prepaid expenses	730	968
Tax credit carryforwards	1,034	825
ROU liability	723	1,100
Interest	3,204	3,708
Other	8	6
Total deferred tax assets	$11,703	$13,170

Intangibles	$(4,002)	$(4,342)
ROU asset	(615)	(895)
Depreciation	(33)	(58)
Total deferred tax liability	$(4,650)	$(5,295)

Deferred tax asset	$7,053	$7,875
Valuation allowance	(7,581)	(8,466)
Net deferred tax liability	$(528)	$591)

As of September 30, 2022, the Company had federal and state net operating loss carryforwards of approximately $17.7 million and $14.6 million, respectively, which begin to expire in tax years 2031 for federal and 2022 for state purposes. Of the $17.7 million of federal net operating losses, $6.2 million can be carried indefinitely.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2022 and 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. Because long-term contracts are not a significant part of the Company’s business, future results cannot be reliably predicted by considering past trends or by extrapolating past results. Moreover, the Company’s earnings are influenced by national economic conditions and have been volatile in the past. Considering these factors, the Company determined that it was not possible to reasonably quantify future taxable income. The Company determined that it is more likely than not that all of the net deferred tax assets (deferred tax assets in excess of corresponding deferred tax liabilities) will not be realized. Accordingly, the Company maintained a valuation allowance as of September 30, 2022 and 2021.

With the passage of time, the Company will continue to generate additional deferred tax assets and liabilities related to amortization of acquired intangible assets for tax purposes. As goodwill, an indefinite-lived intangible asset, will not be amortized for financial reporting purposes under current accounting standards, any tax amortization related goodwill claimed by the Company in future years will give rise to an increasing deferred tax liability, which will only reverse at the time of a future impairment under current accounting rules or ultimate sale of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income, but for the amount of indefinite federal NOL carryforwards available due to the U.S. Tax Reform Act as noted above, for purposes of determining a valuation allowance against the Company’s other net deferred tax assets. As a result, the Company’s net deferred tax position at September 30, 2022 and 2021, represents the tax impact of the cumulative tax amortization of goodwill, which is primarily attributable to historical tax deductible goodwill from SNI.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2022, and 2021 we have not recorded any uncertain tax positions in our financial statements.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2022, and 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from September 30, 2019, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards form those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

13. Commitment and Contingencies

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

The Company continues to believe that its defenses were meritorious and that the final results of litigation would, overall, have been favorable on the merits. However, given the age of the matter, the potential future significant ongoing uninsured portions of legal and other costs to be incurred, including the extraordinary expenses of flying and housing witnesses and experts for the trial, and the future time, attention and effort necessary by management to satisfactorily resolve the matter through the courts, the Company made the business decision to take advantage of an opportunity to settle the case. In this regard, the Company entered into a Confidential Settlement Agreement and Mutual Release, dated March 23, 2022, with the plaintiff for both lawsuits. Under the terms of the agreement and release, neither the plaintiff nor the Company have admitted or conceded to any wrongdoing, and the matter has been settled in its entirety for a one-time payment to the plaintiff of approximately $1,175, of which the Company’s portion is $975, with insurance paying the balance. This payment was due and paid by April 8, 2022, and the expense has been recognized as a pre-tax charge in the Company’s consolidated financial statements for fiscal 2022.

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

14. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services, (b) temporary professional services staffing in the fields of information technology, accounting, finance and office, engineering, and medical, and (c) temporary industrial staffing. These services can be divided into two reportable segments: Industrial Staffing Services and Professional Staffing Services. Some selling, general and administrative expenses are not fully allocated among these segments.

Unallocated corporate expenses primarily include certain executive compensation expenses and salaries, certain administrative salaries, corporate legal expenses, share-based compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board related fees, acquisition, integration and restructuring expenses, and interest expense.

GEE GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

	Year Ended September 30,
	2022	2021
Industrial Staffing Services
Contract services revenue	$15,945	$17,332
Contract services gross margin[1]	15.4%	22.3%
Income from operations	$873	$1,646
Depreciation and amortization	64	77
Accounts receivable – net	1,991	2,546
Intangible assets	-	-
Goodwill	1,083	1,083
Total assets	3,817	3,917

Professional Staffing Services
Permanent placement revenue	$26,605	$19,078
Placement services gross margin	100%	100%
Contract services revenue	$122,562	$112,470
Contract services gross margin	26.6%	26.3%
Income from operations	$11,523	$11,600
Depreciation and amortization	3,776	4,323
Accounts receivable – net	20,779	20,524
Intangible assets	11,285	14,754
Goodwill	60,210	62,360
Total assets	115,737	113,672

Unallocated Expenses
Corporate administrative expenses[2]	$7,464	$5,280
Corporate facility expenses	379	370
Share-based compensation expense	635	970
Board related expenses	143	136
Total unallocated expenses	$8,621	$6,756

Consolidated
Total revenue	$165,112	$148,880
Income from operations	3,775	6,490
Depreciation and amortization	3,840	4,400
Total accounts receivables – net	22,770	23,070
Intangible assets	11,285	14,754
Goodwill	61,293	63,443
Total assets	119,554	117,589

1 Includes credits of $78 and $1,270 for annual premium refunds from the Ohio Bureau of Workers Compensation in fiscal 2022 and 2021, respectively. The Industrial Services gross margin excluding the impact of these items was approximately 14.9% for both fiscal 2022 and 2021.

2 Includes certain costs and expenses incurred related to restructuring activities, including corporate legal and general expenses associated with capital markets activities and not directly associated with core business operations. These costs were $2,060 and $412 for fiscal 2022 and 2021, respectively, and include mainly expenses associated with former closed and consolidated locations, personnel costs associated with eliminated positions, and legal and professional costs.

15. Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible core and field personnel, including those assigned to provide staffing services for clients. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches participants’ contributions with 10% of the first 10% of a participant’s contribution. The Company match contributed $92 and $68 from continuing operations to the 401(k) Plan for fiscal 2022 and 2021, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of September 30, 2022, the Company's management carried out an evaluation as required by the Securities Exchange Act of 1934, as amended (“the Exchange Act”), of the effectiveness of the design and operations of our disclosure controls and procedures (rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the Company's Chief Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2022.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

There were no changes in our internal controls over financial reporting during fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company are as follows:

Name	Age	Position
Derek E. Dewan (4)	67	Chief Executive Officer, Chairman of the Board
Alex Stuckey	56	Chief Operating Officer
Kim Thorpe	67	Senior Vice President and Chief Financial Officer
Peter J. Tanous (1)(2)(3)(5)	84	Director
Darla D. Moore (1)(2)(3)	67	Director
William Isaac (1)(3)(4)(5)	78	Director
Carl Camden	67	Director
Matthew Gormly (1)	63	Director
Thomas Vetrano (2)	61	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

(4) Member of the Mergers & Acquisition Committee.

(5) Member of the Corporate Governance Committee.

Derek Dewan – Chief Executive Officer, Chairman of the Board

Mr. Dewan, former Chairman and Chief Executive Officer (CEO) of Scribe Solutions, Inc. was elected Chairman of the Board of Directors and CEO of the Company effective April 1, 2015 in connection with its merger with Scribe Solutions. Mr. Dewan was previously Chairman and CEO of publicly traded MPS Group, Inc. In January 1994, Mr. Dewan joined AccuStaff Incorporated, MPS Group’s predecessor, as President and Chief Executive Officer, and took that company public in August 1994. Under Mr. Dewan’s leadership, the company became a Fortune 1000 world-class, global multi-billion-dollar staffing services provider through significant organic growth and strategic acquisitions. MPS Group grew to include a vast network of offices in the United States, Canada, the United Kingdom, Continental Europe, Asia and Australia. MPS Group experienced many years of continued success during Mr. Dewan’s tenure, including having completed successful secondary stock offerings of $110 million and $370 million, being featured on the Wall Street Journal’s “top performing stock list” for three consecutive years and being included in the Standard and Poor’s (S&P) Mid-Cap 400. In 2010, he was instrumental in the sale of MPS Group to the largest staffing company in the world, Adecco Group, for $1.3 billion. Mr. Dewan was previously a CPA and partner of the international accounting firm, Coopers & Lybrand (a predecessor firm to PricewaterhouseCoopers LLP).

Alex Stuckey – Chief Operating Officer

Mr. Stuckey became the Company’s Chief Administrative Officer on April 10, 2017. He joined the Company in April 2015 as its Chief Operating Officer and President and served in those positions until April 10, 2017. On August 26, 2022, Mr. Stuckey was re-appointed as the Company’s Chief Operating Officer.  Prior to its acquisition by the Company, Mr. Stuckey was the President and Chief Operating Officer of Scribe Solutions, Inc. Prior to joining Scribe, Mr. Stuckey was the founder and Chief Executive Officer of Fire Fighters Equipment Co. He led that company from a start up to a multi-million-dollar enterprise with substantial net profits through both organic growth and growth through acquisition. At Fire Fighters, Mr. Stuckey developed unique marketing strategies, which were revolutionary to the industry. His efforts led to a successful stock sale of Fire Fighters to Cintas. Mr. Stuckey also has extensive experience in banking and finance, which he obtained after a successful career at Barnett Bank as a special assets officer, and currently serves as a director/executive of Castleworks Home Services Company, a provider of residential home services. Mr. Stuckey graduated from Florida State University with a bachelor’s in Entrepreneurship and Business Enterprises.

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

Peter J. Tanous – Director

Mr. Tanous joined the Company as a director in May 2015. Mr. Tanous is Chairman Emeritus of Lynx Investment Advisory of Washington D.C., an SEC registered investment advisory firm, and an accomplished author on the topics of economics and investments. He has served on several boards of directors of public and private companies, including MPS Group, Inc. In prior years, Mr. Tanous was International Regional Director with Smith Barney and a member of the executive committee of Smith Barney International, Inc. He served for ten years as executive vice president and a director of Bank Audi (USA) in New York and was earlier chairman of Petra Capital Corporation in New York. A graduate of Georgetown University, he has served on the university’s investment committee and as a member of the Georgetown University Library Board.

Mr. Tanous’ book, Investment Gurus, published by Prentice Hall in 1997, received wide critical acclaim in financial circles and was chosen as a main selection of The Money Book Club. His subsequent book, The Wealth Equation, was also chosen as a Money Book Club main selection. Investment Visionaries, was published in August 2003 by Penguin Putnam and Kiplinger’s Build a Winning Portfolio, was published by Kaplan Press in January 2008. Tanous co-authored (with Dr. Arthur Laffer, the “Father of Supply Side Economics” and Stephen Moore, former Wall Street Journal writer and editorial board member) The End of Prosperity, published by Simon & Schuster in October 2008. His most recent book, The Pure Equity Plus Plan, was published by Advantage Press in 2021. In addition to Georgetown University, Tanous has served on several investment committees including St. Jude Children’s Research Hospital and Lebanese American University. Tanous served as chairman of the board of trustees of Lebanese American University and continues to serve as a trustee.

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

Darla D. Moore – Director

Ms. Moore joined the Company as a director in June 2018. Ms. Moore is the Founder and Chair of the Palmetto Institute, a nonprofit think-tank aimed at bolstering per capita income in South Carolina. She is also the founder and chair of the Charleston Parks Conservancy, a foundation focused on enhancing the parks and public spaces of the City of Charleston. Until 2012, Ms. Moore was the Vice President of Rainwater, Inc., a private investment company. Ms. Moore is the first woman to have been profiled on the cover of Fortune magazine and has been named to the list of the Top 50 Most Powerful Women in American Business. Ms. Moore has served on numerous corporate and philanthropic boards, including Hospital Corporation of America (HCA), Martha Stewart Living Omnimedia, The South Financial Group, MPS Group, the National Advisory Board of JP Morgan, the National Teach for America Board of Directors, the Board of Trustees of the New York University Medical School and Hospital and the University of South Carolina Board of Trustees. She was formerly a managing director of Chemical Bank, the predecessor of JP Morgan and currently serves on the Board of Directors of The Shed, a cultural institution in New York City, the Lebanese American University of Beirut, the Santa Fe Institute, and Oxbow Carbon, in addition to GEE Group Inc. The University of South Carolina’s business school is named in her honor, the first business school in America named for a woman. Ms. Moore received the Business Person of the Year Award from the South Carolina Chamber of Commerce and was inducted into the South Carolina Business Hall of Fame. Ms. Moore and Condoleezza Rice are the first women members of Augusta National Golf Club. A graduate of the University of South Carolina, she holds an M.B.A. from George Washington University. Currently, Ms. Moore serves as Chairman of the Darla Moore Foundation.

William “Bill” Isaac – Director

Mr. Isaac joined the Company as a director in June 2015 and is currently Chairman and principal owner of two premier consulting firms, Secura/Isaac and Blue SaaS Solutions. Mr. Isaac is a former Chairman of the United States Federal Deposit Insurance Corporation (“FDIC”). President Carter appointed Mr. Isaac to the board of the FDIC at the age of 34, and President Reagan named him Chairman of the FDIC two years later, making him the youngest FDIC board member and Chairman in history. Mr. Isaac served with distinction as FDIC Chairman during one of the most tumultuous periods in U.S. banking history.

Mr. Isaac has significant experience as a director on the boards of several public and private companies and currently serves as a member of the boards of directors of Emigrant Bank and New York Private Bank & Trust and serves as Chairman of Sarasota Private Trust and Cleveland Private Trust. He also has served as Chairman of the Board of Fifth Third Bancorp, one of the nation’s leading banks, and worked as Senior Managing Director at FTI Consulting from 2011 to 2019. Mr. Isaac also is a former board member at TSYS, a leading payment processing company that today is part of Global Payments, and has served on the boards of Amex Bank, The Associates (a finance company formerly owned by Ford Motor Company), credit reporting company TransUnion and former global staffing firm, MPS Group.

Mr. Isaac is the author of Senseless Panic: How Washington Failed America with a foreword by legendary former Federal Reserve Chairman Paul Volcker. Senseless Panic provides an inside account of the banking and S&L crises of the 1980s and compares that period to the financial crisis of 2008-2009. Mr. Isaac’s articles are published in the Wall Street Journal, Washington Post, New York Times, American Banker, Forbes, Financial Times, Washington Times, and other leading publications. He appears regularly on television and radio, testifies before Congress, and is a frequent speaker before audiences throughout the world.

Mr. Isaac began his career as an attorney with Foley & Lardner and was a senior partner with Arnold & Porter. Before his appointment to the FDIC, Bill Isaac served as vice president, general counsel and secretary of First Kentucky National Corporation and its subsidiaries, including First National Bank of Louisville and First Kentucky Trust Company. He received a “Distinguished Achievement Medal” in 1995 from Miami University and a “Distinguished Alumnus Award” in 2013 from OSU. He is a former member of the Board of Directors of the Miami University Foundation and is a Life Member of the Board of Directors of The Ohio State University Foundation. Mr. Isaac is involved with several charitable and not for profit organizations and in 2016, co-founded with his former classmate, the William Isaac & Michael Oxley Center for Business Leadership at Miami University.

Carl Camden – Director

Mr. Camden joined the Company as a director in March 2020. He is the former President and Chief Executive Officer and a former director of global staffing giant Kelly Services® (NASDAQ: KELYA, KELYB) (“Kelly”) and served in these roles from February 2006 to May 2017. Mr. Camden is a recognized leader in the use of contingent on-demand labor, talent management, and the concept of how companies can adapt and succeed in the “gig economy”. He is currently President of IPSE – The Association of Independent Professionals and the Self-Employed. Mr. Camden serves on the Board of Trustees of The Conference Board and is Co-Chair of the Policy and Impact Committee for the Committee for Economic Development. Previously, Mr. Camden has served on the Board of Directors for a regional branch of the Federal Reserve Bank of Chicago, the Labor Advisory Council for the Federal Reserve Bank, the Advisory Committee on Employee Welfare and Pension Benefits (ERISA Advisory Council), the Board of Visitors of Duke University Fuqua School of Business, and the Board of Directors of TopBuild, a leading installer and distributor of insulation products in the U.S. construction industry. He is also a former member of the Board of Trustees for the University of Detroit Mercy, the Detroit Medical Center Board, and the Detroit Chamber Board. Mr. Camden has served on the American Staffing Association’s Board of Directors and received awards from international workforce agencies for his significant contributions to improving the workforce development system. He has been featured in Business Week, the New York Times, Bloomberg, CNBC, and numerous other media on topics ranging from labor force dynamics to healthcare reform. Mr. Camden has a bachelor’s degree and a PhD.

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

Thomas Vetrano – Director

Mr. Vetrano joined the Company as a director in March 2020. From 2004 through 2014, Mr. Vetrano served as Principal, Chief Operating Officer, and Secretary of ENVIRON Holdings, Inc. Under his executive leadership ENVIRON tripled revenues to over $300 million and grew from 300 employees in the US and UK to over 1,600 employees in 25 countries, with consistent top-quartile industry growth and profitability. After leading the sale of ENVIRON to Ramboll in 2014, Mr. Vetrano served as President and Managing Director of Ramboll Environment and Health (“REH”), one of the ten largest global environmental and health consultancies. Mr. Vetrano was responsible for all REH global operations, including financial performance; finance and accounting; strategic planning; risk management; human resources; information technology; marketing and communications; sustainability, equality, diversity, and inclusion; and employee health, safety, and security.

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

Mr. Vetrano served as a director for ENVIRON and REH from 2000 through 2019 and is currently also a director for several privately held companies and charitable organizations. During his board tenures, Mr. Vetrano has chaired or served on ethics, equity, executive compensation, finance, governance, and valuation committees. Mr. Vetrano holds a bachelor’s degree and a master’s degree.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers, and greater-than-ten-percent beneficial owners with respect to fiscal 2022 were filed.

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

Independent directors and management have different perspectives and roles in strategy development. The Company’s independent directors bring experience, oversight, and expertise from outside the company and industry, while the management brings company-specific experience and expertise. The Board believes that a board of directors combined with independent board members and management is in the best interest of shareholders because it promotes strategy development and execution and facilitates information flow between management and the Board, which are essential to effective governance.

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

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action or attention between scheduled meetings. The Board of Directors held six meetings during fiscal 2022. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are five standing committees of the Board of Directors: the Nominating Committee, the Audit Committee, the Corporate Governance Committee, the Mergers and Acquisitions Committee, and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee held one meeting during fiscal 2022.

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

Shareholders may contact the Nominating Committee to make such recommendations by writing in care of the Secretary of the Company, at 7751 Belfort Road, Suite 150, Jacksonville, FL 32256. Submissions must be in accordance with the Company’s amended and restated By-Laws and include: (a) a statement that the writer is a shareholder and is proposing a candidate for consideration by the Nominating Committee; (b) the name, address and number of shares beneficially owned by the shareholder; (c) the name, address and contact information of the candidate being recommended; (d) a description of the qualifications and business experience of the candidate; (e) a statement detailing any relationships between the candidate and the Company and any relationships or understandings between the candidate and the proposing shareholder; and (f) the written consent of the candidate that the candidate is willing to serve as a director if nominated and elected.

The Nominating Committee is presently composed of three non-employee, independent directors: Darla Moore (Chairwoman), William Isaac and Peter Tanous.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is available on the Company’s website.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting, and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the Company’s independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met seven times and executed one unanimous consent during fiscal 2022.

The Audit Committee is presently composed of four non-employee, independent directors: Peter Tanous (Chairman), Darla Moore, William Isaac, and Matthew Gormly. The Board of Directors has determined that Mr. Tanous, Ms. Moore, Mr. Isaac, and Mr. Gormly each are considered an “audit committee financial expert” as defined by rules of the SEC. The Board of Directors has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is available on the Company’s website.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the director and executive officer compensation plans, policies, and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee met four times and executed two unanimous consents during fiscal 2022.

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

The Compensation Committee has the authority to retain compensation consultants. During fiscal 2022, the Company engaged independent compensation consultants to perform a compensation study and analysis of the annual compensation of its executives. The Compensation Committee assessed the independence of the compensation consultants based on the specific criteria under applicable SEC rules and determined that no conflict of interest is raised by the compensation consultants work for the Compensation Committee. The study included relevant market data, various peer group comparisons, and best practices and comparisons of the amounts and components of the Company’s executive pay to its top three executives with those of several comparable companies. Upon completion of its study, the independent consulting firm presented its findings and recommendations to the Company and its Compensation Committee. With the benefit of the findings, recommendations and other inputs provided by the independent consultants, the Company drafted a formal Annual Incentive Compensation Program, which was reviewed and approved by the Compensation Committee and the Company’s board of directors.

The Compensation Committee also has the responsibility to make recommendations to the Board of Directors regarding the compensation of directors. The Board of Directors has assessed the risks that could arise from our employee compensation policies and does not believe that such policies are reasonably likely to have a materially adverse effect on the Company.

The Compensation Committee is presently composed of three non-employee, independent directors: Thomas Vetrano (Chairman), Peter Tanous, and Darla Moore.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is available on the Company’s website. A copy the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 28, 2010, Annual Meeting of Shareholders.

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of the Company’s proposed acquisitions and, only after the Committee has determined an acquisition qualifies, is the acquisition presented to the entire board for approval. The Mergers and Acquisition Committee has the authority to retain compensation consultants but has not done so to date. The Mergers and Acquisition Committee did not meet during fiscal 2022.

The Mergers and Acquisition Committee is presently composed of one employee and one non-employee, independent director: Derek E. Dewan (Chairman) and William Isaac.

Corporate Governance Committee

The Corporate Governance Committee has responsibilities and duties ranging from Board and committee structure and organization to assisting the Board in evaluating whether the Board and its committees are functioning effectively and consistently in accordance with and subject to applicable law and rules and regulations promulgated by the SEC, the NYSE and any other applicable regulatory authority. The Corporate Governance Committee also monitors and recommends the functions of the various committees of the Board. The Corporate Governance Committee is responsible for developing director qualifications and an annual evaluation process for the Board, its committees, and individual directors and for overseeing the execution of such annual evaluations, including the Committee’s own evaluation. The Corporate Governance Committee is tasked with the responsibility to review the outside activities of Senior Executives and, if warranted, report and/or make recommendations concerning such activities to the Board of Directors. The Corporate Governance Committee also regularly reviews the Company’s and subsidiaries’ Certificates of Incorporation, Bylaws and Policies, Committee Charters and other Company documents and recommend revisions to be acted upon by the Board of Directors.

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

The Corporate Governance Committee reviews at least annually, or more frequently if deemed appropriate under the circumstances, the Company’s Standards for Director Independence and enhanced independence requirements issued by the NYSE and by other applicable regulators and advisory services, and recommends to the Board any modifications to the Company’s standards that the Committee deems desirable. The Committee provides to the Board its assessment of which directors should be deemed independent directors under applicable rules, policies, and regulations. This review also contemplates the requirements of a “financial expert” under applicable rules of the SEC and NYSE, thereby assessing which directors should be deemed financial experts and recommends to the Board the determination that such directors are “financial experts” within the applicable definitions established by the SEC and NYSE. The Committee reviews on a periodic basis and makes recommendations, accordingly, regarding continuing education programs for directors and an orientation program for new directors.

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

As of September 30, 2022, the Committee had one vacancy. The Corporate Governance Committee is presently composed of two non-employee, independent directors: William Isaac (Chairman) and Peter Tanous. The Corporate Governance Committee met once during fiscal 2022.

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

Corporate Code of Ethics

We have a Code of Ethics that applies to all directors and employees, including our senior management team. The Code of Ethics is designed to deter wrongdoing, to promote the honest and ethical conduct of all employees and to promote compliance with applicable governmental laws, rules, and regulations. We intend to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provision thereof applicable to our Chief Executive Officer, our Principal Financial and Accounting officer by posting such information on our website pursuant to SEC rules. There were no such amendments of or waivers to any of the Company’s policies and procedures outlined under its Code of Ethics during fiscal 2022.

Our Code of Ethics was attached as an exhibit to our Form 10-K filed with the SEC on March 29, 2013. In addition, you may obtain a printed copy of the Code of Ethics, without charge, by sending a request to: GEE Group Inc., 7751 Belfort Road, Suite 150, Jacksonville, FL 32256, Attn.: Secretary.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Information

The following table summarizes total compensation to named executive officers including principal executive officer, principal financial and accounting officer, and principal operating officer. Throughout this section, the term “named executive officers” is intended to refer to the individuals listed in “Summary Compensation Table.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan	2022	350,000	498,750	-	-	-	-	2,800	851,550
Chief Executive Officer	2021	308,172	112,500	115,000	-	-	-	-	535,672

Alex Stuckey	2022	250,000	267,188	-	-	-	-	2,800	519,988
Chief Operating Officer	2021	225,095	82,500	84,333	-	-	-	-	391,928

Kim Thorpe	2022	270,000	288,563	-	-	-	-	2,800	561,363
Senior Vice President and Chief Financial Officer	2021	253,557	93,750	95,833	-	-	-	-	443,140

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

Alex Stuckey, Chief Operating Officer: On June 1, 2018, the Company and Mr. Stuckey entered into a written employment agreement with respect to Mr. Stuckey’s service as Chief Administrative Officer of the Company (the “Stuckey Employment Agreement”). On August 26, 2022, Mr. Stuckey was re-appointed as the Company’s Chief Operating Officer. The Company and Mr. Stuckey agreed to an initial term of five years and that Mr. Stuckey will receive a base salary of $220,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Stuckey’s annual salary was increased as of August 15, 2021 to a base salary of $250,000 per year. The Company and Mr. Stuckey have agreed that Mr. Stuckey shall be eligible to receive Incentive Compensation that shall be determined by the Chief Executive Officer or the Board. Mr. Stuckey is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Stuckey Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 13, 2021, the Company granted 183,333 restricted shares of common stock to Mr. Stuckey. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. On August 21, 2022, 100,000 restricted shares of common stock previously granted to Mr. Stuckey became fully vested.

Kim Thorpe, Senior Vice President and Chief Financial Officer: On June 15, 2018, the Company appointed Kim Thorpe as the Company’s new Chief Financial Officer. On February 13, 2019, the Company and Mr. Thorpe entered into a written employment agreement with respect to Mr. Thorpe’s service as Senior Vice President and Chief Financial Officer of the Company (the “Thorpe Employment Agreement”). The Company and Mr. Thorpe agreed to an initial term of five years and that Mr. Thorpe will receive a base salary of $200,000 per year, subject to increase, but not decrease, at the discretion of the Chief Executive Officer. Mr. Thorpe’s employment agreement was amended in fiscal 2020 to increase his base salary to $250,000 per year, and again in fiscal 2021 to increase his base salary to $270,000 per year, and to extend the term of the agreement so that it ends on September 30, 2024. Mr. Thorpe is entitled to receive an annual bonus based on criteria to be agreed to by Chief Executive Officer. Mr. Thorpe is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Thorpe Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 13, 2021, the Company granted 208,333 restricted shares of common stock to Mr. Thorpe. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant. On August 21, 2022, 100,000 restricted shares of common stock previously granted to Mr. Thorpe became fully vested.

Annual Incentive Compensation Program Adopted in Fiscal 2022

The Bonus Awards presented in the Summary Compensation Table for Messrs. Dewan, Stuckey and Thorpe for fiscal 2022 were accrued but unpaid as of September 30, 2022; but were subsequently paid on December 2, 2022 following determination of the final amounts and approval by the Company’s Compensation Committee and Board of Directors.

During fiscal 2022, the Company engaged independent compensation consultants to perform a compensation study and analysis of the annual compensation of its executives. The study included comparisons of the amounts and components of the Company’s executive pay to its top three executives with those of several comparable companies. The Company and its Compensation Committee received a report from the independent compensation consultant outlining its findings and recommendations. With the benefit of the independent consultant’s reported findings and recommendations, the Company drafted a formal Annual Incentive Compensation Program (“AICP”), which was reviewed and approved by the Compensation Committee and the Company’s board of directors.

The AICP includes a performance based short term incentive (“STI”), and a partially performance based long term incentive (“LTI”) compensation component. The STI portion is payable in the form of annual cash bonuses and the LTI portion if payable in equity-based compensation in the form of restricted stock. Grants under the LTI component are to be granted under the Company’s 2013 Incentive Stock Plan and are further comprised of two components; one that vests based on time passed alone, and a second that vest over time but also based on future performance.

The overall structure, design and other key components of the AICP were initially reviewed by the Compensation Committee during several meetings in 2022 and were presented to and approved by the Company’s Board of Directors at its annual meeting held on August 26, 2022. Additional details regarding the AICP, including the pro forma results expected for fiscal year 2022, and projected targets for fiscal 2023, were reviewed and approved by the Compensation Committee and the Company’s Board of Directors at a special teleconference meeting on September 22, 2022. The approvals were conditioned upon final determination of the Company’s results for fiscal 2022, including actual AICP performance measures for fiscal 2022, and the approval of final financial plans for fiscal 2023, including performance targets for the fiscal 2023 AICP.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date. The methods and assumptions used to determine the fair value of stock options granted are disclosed in Note 11 in the notes to consolidated financial statements contained elsewhere herein.

All stock options awarded to the named executive officers or others during fiscal 2022 were at option prices that were equal to the market price on the date of grant, had vesting dates five years or less after the date of grant, and had expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to named executive officers and directors that were outstanding as of September 30, 2022:

Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	250,000	115,000

Alex Stuckey, Chief Operating Officer	-	-	-	-	183,333	84,333

Kim Thorpe, Senior Vice President and Chief Financial Officer	40,000	10,000	2.21	06/15/28	508,333	398,833

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k)-retirement plan in which all full-time employees may participate after one year of service.

DIRECTOR COMPENSATION

Compensation of Directors

As of July 2020, members of the Board of Directors are paid cash compensation each quarter in the amount of $5,000 for their attendance/participation. Also, non-executive Committee Chairpersons receive an additional $1,000 per quarter for their committee meeting. Employees serving as directors of the Company did not receive any additional compensation for service on the Board of Directors.

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)	Stock Awards ($)	Total ($)
William M. Isaac	24,000	-	-	24,000
Peter J. Tanous	24,000	-	-	24,000
Darla D. Moore	24,000	-	-	24,000
Carl Camden	20,000	-	-	20,000
Matthew Gormly	20,000	-	-	20,000
Thomas Vetrano	24,000	-	-	24,000

Beginning October 1, 2022, non-executive members of the Board of Directors are paid cash compensation each quarter in the amount of $12,500 for their attendance/participation. Also, non-executive Committee Chairpersons receive an additional $1,875 per quarter for their services as committee chairs. In addition, non-executive members of the Board of Directors are to be granted 50,000 non-qualified stock options each annually, which shall be considered fully vested at the time of grant and have their respective strike prices set at the closing price of the Company’s common shares as reported by the NYSE American on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 19, 2022 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner, Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Derek Dewan	2,091,017	(2)	1.83%
Darla Moore	528,920	(3)	*
Peter Tanous	509,820	(4)	*
William Isaac	508,987	(5)	*
Alex Stuckey	1,666,624	(6)	1.46%
Kim Thorpe	332,657	(7)	*
Carl Camden	62,500	(8)	*
Matthew Gormly	237,500	(9)	*
Thomas Vetrano	80,500	(10)	*
Current directors and executive officers as a group (9 individuals)	6,018,525		5.26%

5% or Greater Holders:
Raffle Associates, L.P.	8,913,857	(11)	7.79%

*Represents less than 1%.

(1)	Based on 114,450,455 Common Stock issued and outstanding as of December 19, 2022.

(2)

Represents (i) 2,052,381 shares of common stock, 218,650 of which are part of the Derek E. Dewan Living Trust II dated the 27th of July, 2010 of which Ms. Brittany M. Dewan is the trustee. Ms. Dewan has the sole voting and dispositive power over these shares of common stock. Also includes (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 250,000 shares of restricted common stock that cliff vest on August 12, 2024. Also does not include 537,182 shares of restricted stock that were granted on December 2, 2022 comprised of; 221,518 shares that vest on an annual pro-rata basis on each the subsequent three (3) anniversary dates of the grant, and 315,664 shares that also vest over this same period, but for which the annual amounts that would otherwise vest are also subject to the achievement of performance based measures.

(3)

Includes (i) 416,420 common shares owned by the Darla Moore Trust (ii) 112,500 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 12,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days.

(4)

Represents (i) 247,320 shares of Common Stock and, (ii) 262,500 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 12,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days.

(5)

Represents (i) 243,987 shares of Common Stock and (ii) 265,000 shares issuable upon the exercise of stock options that are exercisable within 60 days. Does not include 12,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days.

(6)

Represents (i) 1,627,988 shares of common stock, and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 183,333 shares of restricted common stock that cliff vest on and August 12, 2024. Also does not include 383,701 shares of restricted stock that were granted on December 2, 2022 comprised of; 158,227 shares that vest on an annual pro-rata basis on each the subsequent three (3) anniversary dates of the grant, and 225,474 shares that also vest over this same period, but for which the annual amounts that would otherwise vest are also subject to the achievement of performance based measures.

(7)

Represents (i) 292,657 shares of common stock and (ii) 40,000 shares issuable upon the exercise of options that are exercisable within 60 days. Does not include 10,000 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days, 300,000 shares of restricted common stock that cliff vest on August 12, 2023, and 208,333 shares of restricted common stock that cliff vest on August 12, 2024. Also does not include 414,398 shares of restricted stock that were granted on December 2, 2022 comprised of; 170,886 shares that vest on an annual pro-rata basis on each the subsequent three (3) anniversary dates of the grant, and 243,512 shares that also vest over this same period, but for which the annual amounts that would otherwise vest are also subject to the achievement of performance based measures.

(8)

Represents 62,500 shares of common stock issuable upon the exercise of options that are exercisable within 60 days. Does not include 12,500 shares of common stock issuable upon exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on June 21, 2023.

(9)

Represents (i) 175,000 shares of common stock and (ii) 62,500 shares issuable upon the exercise of options that are exercisable within 60 days. Does not include 12,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on June 21, 2023.

(10)

Represents (i) 18,000 shares of common stock and (ii) 62,500 shares issuable upon the exercise of options that are exercisable within 60 days. Does not include 12,500 shares of common stock issuable upon the exercise of stock options that are not exercisable within 60 days and 50,000 shares of restricted common stock that cliff vest on June 21, 2023.

(11)

Ownership information is based on a Form 13F dated September 30, 2022 and filed by Raffles Associates LP with the Securities and Exchange Commission on November 14, 2022. The address of principal business office of Raffles Associates LP is 5 Penn Plaza, 19th Floor, New York NY 10001.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors is responsible to make independence determinations annually with the assistance of the Nominating and Corporate Governance Committees. Such independence determinations are made by reference to the independence standards under the definition of “independent director” under the NYSE American Listed Company Manual. Our Board of Directors has affirmatively determined that William Isaac, Darla Moore, Carl Camden, Matthew Gormly, Thomas Vetrano, and Peter Tanous satisfy the independence standards under the NYSE American Listed Company Manual.

In addition to the independence standards provided in the NYSE American Listed Company Manual, our Board of Directors has determined that each director who serves on our Audit Committee satisfies standards established by the SEC providing that, in order to qualify as “independent” for the purposes of membership on that committee, members of audit committees may not (i) accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation or (ii) be an affiliated person of the Company or any of its subsidiaries. The Board of Directors has also determined that each member of the Compensation Committee satisfies the NYSE American standards for independence of Compensation Committee members.

Related Party Transactions

Other than as disclosed below, and except for the Dewan, Stuckey and Thorpe Employment Agreements, each as defined and described in "Executive Compensation", there have been no transactions since October 1, 2020 or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services.

The Independent Registered Public Accounting Firm is FORVIS, LLP (“FORVIS”) (PCAOB Firm ID No. 686) located in Tampa, Florida. On April 12, 2022, the Audit Committee of the Company’s Board of Directors engaged FORVIS (formerly known as Dixon Hughes Goodman LLP) to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal year ended September 30, 2022. Friedman, LLP (“Friedman”) was the predecessor to FORVIS, having served as the Company’s independent registered public accounting firm since November 29, 2012 through the fiscal year ended September 30, 2021, and first fiscal quarter of the fiscal year ended September 30, 2022.

The following table presents fees billed by FORVIS and Friedman for the following professional services rendered for the Company for the fiscal years ended September 30, 2022 and 2021, respectively:

	Fiscal 2022 (1)	Fiscal 2021
Audit fees	$192,000	$212,000
Audit-related fees	32,000	77,500

(1)

Values presented for fiscal 2022 include only fees billed by FORVIS. Friedman performed services for the company during the first fiscal quarter ended December 31, 2022, has re-issued their opinion on the fiscal 2021 consolidated financials included herein, and is providing their consent on this annual filing. Fees incurred in relation to these services totaled $52,000 in fiscal 2022.

“Audit fees” relate to services for the audit of the Company’s consolidated financial statements for the fiscal years and for reviews of the interim consolidated financial statements as well as providing consents for the inclusion of the Audit Firm’s reports in SEC registration statements and filings.

“Audit-related fees” relate to services that are reasonably related to the audit of the Company’s consolidated financial statements and are not included in “audit fees.” These services include audits of the Company’s 401(k) retirement plan and a special audit of revenue pertaining to one of the Company’s client engagements which include the Audit Firm’s reports.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, and to not engage them to perform the specific non-audit services proscribed by law or regulation for independence reasons. At or just prior to the beginning of each fiscal year, the Audit Committee meets with the independent registered public accounting firm and approves the fees and services to be performed for the ensuing year. On at least an annual basis, the Audit Committee reviews fees billed for all services provided for the year to date, and it pre-approves additional services if necessary. The Audit Committee’s pre-approval policies allow management to engage the independent registered public accounting firm for consultations on tax or accounting matters up to an aggregate of $10,000 annually. All fees listed in the table above were approved in accordance with the Audit Committee’s policies.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this report:

No.	Description of Exhibit

2.1

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

3.1

Articles of Incorporation and amendments thereto. Incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, Commission File No. 1-05707.

3.2	Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K filed with the Commission on December 6, 2013.

3.3	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 3, 2020.

3.4

Certificate of designation of series a convertible preferred stock of GEE Group Inc. Incorporated by reference to Exhibit 3.04 to the Company’s Annual Report on Form 10-K filed with the SEC on December 22, 2014.

3.5

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Reflecting the Reverse Stock Split. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2015

3.6

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company Reflecting the Capital Increase. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 9, 2015

3.7

Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 14, 2016

3.8	Statement of Resolution Establishing Series of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

3.9

Statement of Resolution Establishing Series of Series C 8% Cumulative Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

4.1

Rights Agreement dated as of February 4, 2000, between GEE Group Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 7, 2000, Commission File No. 1-05707.

56

4.2

Amendment No. 1 to Rights Agreement, dated as of March 30, 2009, by and between General Employment Enterprises, Inc. and Continental Stock Transfer and Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on March 31, 2009, Commission File No. 1-05707.

4.3	Description of Capital Stock dated December 23, 2021. Incorporated by reference to Exhibit 4.10 to the Company’s Form 10-K filed with the Commission on December 23, 2021.

10.1	GEE Group Inc. 2013 Incentive Stock Plan, effective July 23, 2013. Incorporated by reference as Exhibit A to the Company’s Proxy Statement dated August 21, 2013, Commission File No. 001-05707.*

10.2

Stock Exchange Agreement by and between GEE Group Inc., Brittany M. Dewan as Trustee of the Derek E. Dewan Irrevocable Living Trust II dated the 27th of July 2010, Brittany M. Dewan, individually, Allison Dewan, individually, Mary Menze, individually, and Alex Stuckey, individually. Incorporated by reference to Appendix B of Schedule 14C filed on March 6, 2015.

10.3

The Amendment to the Employment Agreement by and among GEE Group Inc. and Mr. Andrew J. Norstrud, effective as of July 24, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 28, 2015.

10.4

Stock Purchase Agreement dated July 31, 2015, by and between GEE Group Inc. and Tricia Dempsey. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 4, 2015.

10.5

Stock Purchase Agreement dated October 4, 2015, by and among GEE Group Inc., William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.6

Subordinated Security Agreement dated October 4, 2015, by and among GEE Group Inc., William Daniel Dampier and Carol Lee Dampier. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on October 7, 2015.

10.7

Stock Purchase Agreement dated as of January 1, 2016, by and among General Employment Enterprises, Inc., Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2016

10.8	Employment Agreement dated August 12, 2016, between the Company and Derek Dewan. Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2016.

10.9

Addendum No. 1 dated January 20, 2017, to the Stock Purchase Agreement dated as of January 1, 2017, by and among GEE Group Inc. and Enoch S. Timothy and Dorothy Timothy. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 25, 2017.

10.10	Employment Agreement, dated as of February 13, 2019, by and between GEE Group Inc., and Kim Thorpe. Incorporated by reference to Form 10-Q filed with the Commission on February 14, 2019.

10.11

Registration Rights Agreement dated as of April 28, 2020, by and between GEE Group Inc. and MGG Investment Group LP. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 4, 2020.

57

10.12

Registration Rights Agreement dated as of April 28, 2020, by and between GEE Group Inc., and CM Finance SPV., Ltd. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on May 4, 2020.

10.13

Amendment No. 1 to Executive Employment Agreement dated and effective as of August 12, 2020, between GEE Group Inc. and Kim Thorpe. Incorporated by reference to Form 10-Q filed with the Commission on August 14, 2020.

10.14

Loan and Security and Guarantee Agreement, dated as of May 14, 2021, among GEE Group Inc., certain Subsidiaries of GEE Group as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and CIT BANK, N.A., as agent. Incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the Commission on May 17, 2021.

10.15

Pledge Agreement, dated as of May 14, 2021 by and among the Pledgors signatory to the agreement and CIT BANK, N.A., as agent for the Lenders. Incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the Commission on May 17, 2021.

10.16

Amendment No. 1 to Executive Employment Agreement, dated as of August 13, 2021, between GEE Group Inc., and Derek E. Dewan. Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2021.

10.17	Amendment No. 2 to Executive Employment Agreement dated as of August 13, 2021, between GEE Group Inc., and Kim Thorpe. Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 16, 2021.

21.01	List of Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2018.

23.01	Consent of Independent Registered Public Accounting Firm for the year ended September 30, 2022.

23.02	Consent of Independent Registered Public Accounting Firm for the year ended September 30, 2021.

31.01	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.02	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.01	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.02	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	Inline XBRL Instant Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

58

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

Date: December 20, 2022	By:	/s/ Derek Dewan
Derek Dewan Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 20, 2022	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 20, 2022	By:	/s/ William M. Isaac
William M. Isaac, Director

Date: December 20, 2022	By:	/s/ Thomas Vetrano
Thomas Vetrano, Director

Date: December 20, 2022	By:	/s/ Peter J. Tanous
Peter J. Tanous, Director

Date: December 20, 2022	By:	/s/ Darla D. Moore
Darla D. Moore, Director

Date: December 20, 2022	By:	/s/ Carl T. Camden
Carl T. Camden, Director

Date: December 20, 2022	By:	/s/ Matthew E. Gormly
Matthew E. Gormly, Director

59