Form 10-Q
period 2022-12-31
GEE Group Inc.
filed 2023-02-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2023 was 114,450,455.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2022

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, the negative effects of the Coronavirus Pandemic (“COVID-19”), including uncertainties regarding economic recovery and changed socioeconomic norms, general business conditions, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, cyber risks, including network security intrusions and/or loss of information, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2022, and in other documents which we file with the Securities and Exchange Commission. See additional risk factors included below in Part II – Other Information, Item 1A. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

ASSETS	December 31, 2022	September 30, 2022
CURRENT ASSETS
Cash	$18,472	$18,848
Accounts receivable, less allowances ($731 and $738, respectively)	20,339	22,770
Prepaid expenses and other current assets	718	604
Total current assets	39,529	42,222
Property and equipment, net	1,089	1,140
Goodwill	61,293	61,293
Intangible assets, net	10,565	11,285
Right-of-use assets	2,997	2,830
Other long-term assets	683	784
TOTAL ASSETS	$116,156	$119,554

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,869	$2,958
Accrued compensation	4,835	5,750
Current operating lease liabilities	1,303	1,333
Other current liabilities	1,986	5,538
Total current liabilities	10,993	15,579
Deferred taxes	580	528
Noncurrent operating lease liabilities	2,046	1,889
Other long-term liabilities	506	555
Total liabilities	14,125	18,551

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and
outstanding - 114,450 shares at December 31, 2022 and September 30, 2022	112,425	112,051
Accumulated deficit	(10,394)	(11,048)
Total shareholders' equity	102,031	101,003
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$116,156	$119,554

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended
	December 31,
	2022	2021
NET REVENUES:
Contract staffing services	$35,401	$36,684
Direct hire placement services	5,747	6,163
NET REVENUES	41,148	42,847

Cost of contract services	26,757	27,265
GROSS PROFIT	14,391	15,582

Selling, general and administrative expenses	12,808	12,359
Depreciation expense	101	86
Amortization of intangible assets	720	1,014
Goodwill impairment charge	-	2,150
INCOME (LOSS) FROM OPERATIONS	762	(27)
Gain on extinguishment of debt	-	16,773
Interest expense	(73)	(107)
Interest income	38	-
INCOME BEFORE INCOME TAX PROVISION	727	16,639
Provision for income tax expense (benefit)	73	(29)
NET INCOME	$654	$16,668

BASIC EARNINGS PER SHARE	$0.01	$0.15
DILUTED EARNINGS PER SHARE	$0.01	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	114,450	114,100
DILUTED	114,885	115,542

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

	Common			Total
	Stock	Common	Accumulated	Shareholders'
	Shares	Stock	Deficit	Equity
Balance, September 30, 2022	114,450	$112,051	$(11,048)	$101,003
Share-based compensation	-	374	-	374
Net income	-	-	654	654
Balance, December 31, 2022	114,450	$112,425	$(10,394)	$102,031

	Common			Total
	Stock	Common	Accumulated	Shareholders'
	Shares	Stock	Deficit	Equity
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$80,769
Share-based compensation	-	147	-	147
Net income	-	-	16,668	16,668
Balance, December 31, 2021	114,100	$111,563	$(13,979)	$97,584

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Three Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$654	$16,668
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Gain on extinguishment of debt	-	(16,773)
Depreciation and amortization	821	1,100
Non-cash lease expense	351	322
Goodwill impairment charge	-	2,150
Stock compensation expense	374	147
Increase (decrease) in allowance for doubtful accounts	(7)	77
Deferred income taxes	52	(105)
Amortization of debt discount	38	38
Paid in kind interest on term loan	-	-
Changes in operating assets and liabilities:
Accounts receivable	2,438	1,762
Accounts payable	(89)	118
Accrued compensation	(915)	(1,509)
Other assets	(114)	(192)
Other liabilities	(3,929)	(1,539)
Net cash (used in) provided by operating activities	(326)	2,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(50)	(84)
Net cash used in investing activities	(50)	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

Net change in cash	(376)	2,180

Cash at beginning of period	18,848	9,947

Cash at end of period	$18,472	$12,127

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$35	$36

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 as filed on December 20, 2022.

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements and/or related disclosures to conform to the current year’s presentation.

2. Allowance for Doubtful Accounts and Falloffs

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $165 and $694 for the three months ended December 31, 2022 and 2021, respectively. Expected future falloffs and refunds are estimated and reflected in the consolidated balance sheet as a reduction of accounts receivable as described below.

An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. An allowance for placement falloffs also is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. As of December 31, 2022 and September 30, 2022 the allowance for doubtful accounts and falloffs was $731 and $738, respectively. The allowance includes $575 and $548 for doubtful accounts and $156 and $190 for falloffs as of December 31, 2022 and September 30, 2022, respectively.

3. Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. For the three months ended December 31, 2022 and 2021, advertising expense totaled $581 and $518, respectively.

4. Earnings per Share

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

For the three-month periods ended December 31, 2022 and 2021, the weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 816 and 1,442, respectively. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 3,373 and 1,748 for the three months ended December 31, 2022 and 2021, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

5. Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2022	September 30, 2022

Computer software	$481	$481
Office equipment, furniture, fixtures and leasehold improvements	3,789	3,739
Total property and equipment, at cost	4,270	4,220
Accumulated depreciation and amortization	(3,181)	(3,080)
Property and equipment, net	$1,089	$1,140

6. Leases

The Company occasionally acquires equipment under finance leases including hardware and software used by our IT department to improve security and capacity, vehicles used by our Industrial Segment, and certain furniture for our offices. Terms for these leases generally range from two to six years.

Supplemental cash flow information related to finance leases consisted of the following:

	Three Months Ended December 31,
	2022	2021
Cash paid for finance lease liabilities	$79	$36
Acquisition of equipment with finance lease	-	320

Supplemental balance sheet information related to finance leases consisted of the following:

	December 31, 2022	September 30, 2022
Weighted average remaining lease term for finance leases	3.2 years	3.3 years
Weighted average discount rate for finance leases	7.1%	7.3%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of December 31, 2022:

Remainder of Fiscal 2023	$171
Fiscal 2024	167
Fiscal 2025	108
Fiscal 2026	105
Fiscal 2027	21
Less: Imputed interest	(59)
Present value of finance lease liabilities (a)	$513

(a)	Includes current portion of $189 for finance leases.

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

Operating lease expenses were $588 and $534 for the three-month periods ended December 31, 2022 and 2021, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Supplemental cash flow information related to operating leases consisted of the following:

	Three Months Ended December 31,
	2022	2021
Cash paid for operating lease liabilities	$473	$484
Right-of-use assets obtained in exchange for new operating lease liabilities	518	19

Supplemental balance sheet information related to operating leases consisted of the following:

	December 31, 2022	September 30, 2022
Weighted average remaining lease term for operating leases	2.0 years	1.8 years
Weighted average discount rate for operating leases	5.8%	5.9%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2022, including certain closed offices are as follows:

Remainder of Fiscal 2023	$1,100
Fiscal 2024	1,294
Fiscal 2025	727
Fiscal 2026	306
Fiscal 2027	66
Less: Imputed interest	(144)
Present value of operating lease liabilities (a)	$3,349

(a)	Includes current portion of $1,303 for operating leases.

7. Goodwill and Intangible Assets

Goodwill

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2022, and determined that its goodwill was not impaired. Prior to this, as of December 31, 2021, an assessment showed the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since the annual goodwill impairment assessment as of September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during the three months ended December 31, 2021. No impairment was recorded during the three months ended December 31, 2022.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of December 31, 2022 and September 30, 2022 and estimated future amortization expense.

	December 31, 2022			September 30, 2022
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(19,141)	$9,929	$29,070	$(18,482)	$10,588
Trade names	8,329	(7,693)	636	8,329	(7,632)	697
Total	$37,399	$(26,834)	$10,565	$37,399	$(26,114)	$11,285

Remainder of Fiscal 2023	$2,159
Fiscal 2024	2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Fiscal 2027	916
Thereafter	-
$10,565

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

As of December 31, 2022, the Company had no outstanding borrowings and $13,029 available for borrowing under the terms of the CIT Facility. The Company also had $522 in unamortized debt issue cost associated with the CIT Facility. The amortization expense of these debt costs totaled $38 for both the three months ended December 31, 2022 and 2021.

Under the CIT Facility, advances will be subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offered Rate (“LIBOR”), or any successor thereto, for the applicable interest period, subject to a 1% floor, plus the applicable margin. The CIT Facility also contains provisions addressing the future replacement of LIBOR utilized and referenced in the loan agreement, which will be replaced by the Secured Overnight Financing Rate (“SOFR”) in July 2023. SOFR is a secured, risk-free rate based on the cost of borrowing overnight. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration. The unused line fees incurred and included in interest expense totaled $26 for both the three months ended December 31, 2022 and 2021.

9. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Payroll Protection Program Loans

During April and May 2020, the Company obtained Payroll Protection Program loans (“PPP loans”) for each of its operating subsidiaries. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. Each of the Company’s subsidiaries executed a separate promissory note evidencing unsecured loans under the PPP.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company and its operating subsidiaries have been granted forgiveness of their respective PPP loans by the SBA. During fiscal 2021, the PPP loans and interest were forgiven for Access Data Consulting Corporation, Agile Resources, Inc., Scribe Solutions Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc., in the amounts of $1,470, $1,220, $279, $79, and $408, respectively, which were recognized as aggregate gains at that time. The Company’s remaining four PPP loans and interest for GEE Group Inc., BMCH, Inc., Paladin Consulting, Inc., and SNI Companies, Inc. were forgiven in December 2021 in the amounts of $2,024, $2,630, $1,956, and $10,163, respectively. As a result, the Company recognized aggregate gains of $16,773 during the three months ended December 31, 2021.

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

10. Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of December 31, 2022, there were shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). During fiscal 2021, the Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options grants by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. As of December 31, 2022, there were 8,760 shares available to be granted under the Plan (4,098 shares available for restricted stock grants and 4,662 shares available for stock option grants).

Restricted Stock

The Company granted 760 shares of restricted stock during the three months ended December 31, 2022. On September 27, 2022, the Company adopted a new annual incentive compensation program (“AICP”) for its executives to be administered under the Company’s Incentive Stock Plan. The AICP includes a long term incentive (“LTI”) compensation plan in the form of restricted stock awards comprised of two components: one that vests based on future service only, and a second that vests based on future service and performance. Initial awards under both service-only and service plus performance-based components of the AICP LTI plan are determined based on financial performance measures for the immediately preceding fiscal year. During the three months ended December 31, 2022, 551 of the 760 restricted shares were granted based on actual results for fiscal 2022, as measured against corresponding financial targets for that year, and will cliff vest as of December 2, 2025.

The remaining 209 of the 760 restricted shares were also granted based on fiscal 2022 results, and as further adjusted for the probable outcome with regard to the financial targets set by the Company’s board of directors for fiscal 2023. These restricted shares are subject to adjustment over their corresponding fiscal 2023 reporting period, based on probability of achieving the fiscal 2023 performance conditions. The final number of fiscal 2022 service plus performance-based restricted shares granted will be determined once the actual financial performance of the Company is determined for fiscal 2023, and will cliff vest on December 2, 2025, the third anniversary from their date of grant.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Under the AICP LTI plan, the service plus performance-based grants of 209 restricted shares during the three-month period ended December 31, 2022, represent the first tranche of a three-year schedule of awards. The next two tranches of up to 262 shares each (up to an additional 524 restricted shares in total) are scheduled to become effective as the Company’s financial plans and targets are set by the board of directors prior to each anniversary date for each of the two subsequent fiscal years, respectively. As the vesting of the two subsequent tranches will be based in part on performance conditions that have not yet been determined, the grant dates and fair values of these scheduled awards will be established in the future. The end of the requisite service periods for the entire 760 restricted shares granted during the three months ended December 30, 2022, plus the additional 524 restricted shares eligible to be granted in the future, once the performance conditions are determined for fiscal 2024 and fiscal 2025, is December 2, 2025. Therefore, the remaining two tranches of the fiscal 2022 service plus performance-based awards may be expected to have grant dates corresponding with the establishment of the fiscal 2024 and fiscal 2025 financial performance targets by the Company’s board of directors. However, all final shares determined for each of the two subsequent annual tranches also will cliff vest on December 2, 2025.

Share-based compensation expense attributable to restricted stock was $87 and $72 during the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $882 of unrecognized compensation expense related to restricted stock outstanding and the weighted average vesting period for those grants was 3.05 years.

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2022	1,192	0.61
Granted	760	0.79
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2022	1,952	0.69

Warrants

The Company had 77 warrants outstanding as of December 31, 2022 and September 30, 2022 with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 2.25 and 2.50, respectively. No warrants were granted or expired during the three months ended December 31, 2022.

Stock Options

All stock options outstanding as of December 31, 2022 and September 30, 2022 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company granted 435 stock options during the three months ended December 31, 2022. The stock options generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options was $287 and $75 for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $574 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.70 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2022	2,427	1.54	7.65	-
Granted	435	0.78	-	-
Forfeited	(24)	0.72	-	-
Options outstanding as of December 31, 2022	2,838	1.43	7.77	-

Exercisable as of September 30, 2022	1,111	2.58	5.82	-
Exercisable as of December 31, 2022	1,483	2.18	6.47	-

11. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three-month periods ended December 31, 2022 and 2021:

	Three Months Ended, December 31,
	2022	2021
Provision for income taxes	73	(29)
Effective tax rate	10%	0%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rates for the three months ended December 31, 2022 and 2021 are lower than the statutory rate primarily due to the effect of the change in valuation allowance on the net deferred tax asset (“DTA”) position. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a valuation allowance against the remaining net DTA position.

12. Commitments and Contingencies

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

	Three Months Ended
	December 31,
	2022	2021
Industrial Staffing Services
Contract services revenue	$3,618	$4,089
Contract services gross margin (1)	15.5%	15.3%
Income from operations	$5	$112
Depreciation and amortization	15	16

Professional Staffing Services
Permanent placement revenue	$5,747	$6,163
Placement services gross margin	100.0%	100.0%
Contract services revenue	$31,783	$32,595
Contract services gross margin	25.4%	27.0%
Income from operations	$2,554	$1,241
Depreciation and amortization	806	1,084

Unallocated Expenses
Corporate administrative expenses	$1,231	$1,105
Corporate facility expenses	110	94
Share-based compensation expense	374	147
Board related expenses	82	34
Total unallocated expenses	$1,797	$1,380

Consolidated
Total revenue	$41,148	$42,847
Income (loss) from operations	762	(27)
Depreciation and amortization	821	1,100

(1)

Annual premium refunds from the Ohio Bureau of Workers Compensations totaling $18 are included in the three months ended December 31, 2021. No such refunds were included in the three months ended December 31, 2022. The Industrial Services gross margin normalized for the effects of these items was approximately 14.8% for the three months ended December 31, 2021.

(Amounts in thousands except per share data, unless otherwise stated)

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, Triad Personnel Services and Triad Staffing. As of December 31, 2022, we operated from locations in eleven (11) states, including twenty-seven (27) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) three offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

(Amounts in thousands except per share data, unless otherwise stated)

Results of Operations

Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended December 31,
	2022	2021	Change	Change
Professional contract services	$31,783	$32,595	$(812)	-2%
Industrial contract services	3,618	4,089	(471)	-12%
Total professional and industrial contract services	35,401	36,684	(1,283)	-3%

Direct hire placement services	5,747	6,163	(416)	-7%
Consolidated net revenues	$41,148	$42,847	$(1,699)	-4%

Contract staffing services contributed $35,401 or approximately 86% of consolidated revenue and direct hire placement services contributed $5,747, or approximately 14%, of consolidated revenue for the three months ended December 31, 2022. This compares to contract staffing services revenue of $36,684, or approximately 86%, of consolidated revenue and direct hire placement revenue of $6,163, or approximately 14%, of consolidated revenue for the three months ended December 31, 2021.

The net decrease in professional contract services revenues of $812, or 2%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, was attributable to completion of certain significant discreet projects as the three-month period ended December 31, 2021 included revenue for staffing support provided to vaccination and testing facilities related to COVID-19 and its variants which have since downsized or closed. These discreet projects generated $2,325 in revenue during the three-month period ended December 31, 2021. Excluding the effects of these discreet projects, professional contract services revenues would have increased $1,513, or 5%, during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Industrial staffing services for the quarter decreased by $471, or 12%, mainly due to a decrease in orders from clients. The industrial staffing markets continue to stabilize after the effects of COVID-19; however, competition for orders and temporary labor to fill orders also has increased.

Direct hire placement revenue for the three months ended December 31, 2022 decreased by $416, or approximately 7%, over the three months ended December 31, 2021. Demand for the Company’s direct hire services decreased during the three months ended December 31, 2022, in part, due to a slowing in permanent placement orders from clients as economic uncertainties linger, including some predictions of a potential recession. It also is noteworthy that our 2022 fiscal year, which included the three months ended December 31, 2021, set a record of being one of our highest ever in terms of direct hire revenues.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended December 31, 2022 decreased by approximately 2% to $26,757 compared to $27,265 for the three months ended December 31, 2021. The $508 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

(Amounts in thousands except per share data, unless otherwise stated)

Gross Profit percentage by service:

	Three Months
	Ended December 31,
	2022	2021
Professional contract services	25.4%	27.0%
Industrial contract services	15.5%	15.3%
Professional and industrial services combined	24.4%	25.7%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin (1)	35.0%	36.4%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month period ended December 31, 2022 was approximately 35.0% as compared with approximately 36.4% for the three-month period ended December 31, 2021.

In the professional contract staffing services segment, the gross margin (excluding direct placement services) was approximately 25.4% for three-month period ended December 31, 2022 as compared with approximately 27.0% for the three-month period ended December 31, 2021. This is due in part to increases in contractor pay associated with the recent rise in inflation resulting in some spread compression. The Company has stepped-up counter-inflationary increases in bill rates and spreads where possible in response to this margin compression.

The Company’s industrial staffing services gross margin for the three-month period ended December 31, 2022 was approximately 15.5% versus approximately 15.3% for the three-month period ended December 31, 2021. Gross profit for the Company’s industrial staffing services segment for the three months ended December 31, 2021 includes $18 of annual premium refunds from the Ohio Bureau of Workers Compensation insurance programs, while the three months ended December 31, 2022 did not include any refunds. The Industrial Services gross margin excluding the effect of these refunds and distributions was approximately 14.8% for the three months ended December 31, 2021. The increase, excluding the effects of the workers compensation premium refunds and distributions, is mainly attributable to an increase in rates enacted to offset increases in contractor payroll, leading to a higher spread in the Industrial Segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include the following categories:

•

Compensation and benefits in the operating divisions, which includes salaries, wages and commissions earned by the Company’s employment consultants, recruiters and branch managers on permanent and temporary placements;

•

Administrative compensation, which includes salaries, wages, share-based compensation, payroll taxes, and employee benefits associated with general management and the operation of corporate functions, including principally, finance, human resources, information technology and administrative functions;

•	Occupancy costs, which includes office rent, and other office operating expenses;

•	Recruitment advertising, which includes the cost of identifying and tracking job applicants; and

•

Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for the three months ended December 31, 2022 increased by $449 as compared to the three months ended December 31, 2021. SG&A for the three months ended December 31, 2022, as a percentage of revenues, was approximately 31% compared to approximately 29% for the three months ended December 31, 2021. The increase in SG&A expenses as a percentage of revenues is primarily attributable to additional incentive compensation and awards for producers related to recent performance.

SG&A also includes certain non-cash costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $44 and $526 for the three months ended December 31, 2022 and 2021, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation Expense

Depreciation expense was $101 and $86 for the three months ended December 31, 2022, and 2021, respectively. The increase in depreciation expense is due to recent net additions to fixed assets.

Amortization Expense

Amortization expense was $720 and $1,014 for the three months ended December 31, 2022 and 2021, respectively. The decrease is due to intangible assets related to certain non-compete agreements and trade names becoming fully amortized.

Goodwill Impairment

The Company recently completed its annual goodwill impairment assessment, as of September 30, 2022, and determined that its goodwill was not impaired. As of December 31, 2021, the Company performed an interim assessment of its goodwill for impairment and recognized a non-cash impairment charge of $2,150 during the three months ended December 31, 2021.

Income (Loss) from Operations

The income (loss) from operations was $762 and $(27) for the three months ended December 31, 2022 and 2021, respectively. This increase of $789 is mainly attributable to the non-cash goodwill impairment charge of $2,150 impacting results for the three months ended December 31, 2021, offset as a result of the combination of matters in regards to the Company’s revenues, costs and expenses as discussed above.

Gain on Extinguishment of Debt

The Company recorded a gain of $16,773 for the three months ended December 31, 2021 related to forgiveness and extinguishment of its remaining PPP loans and accrued interest.

Interest Expense

Interest expense was $73 for the three months ended December 31, 2022, which decreased by $34 compared to the three months ended December 31, 2021. The decrease in interest expense is mainly attributable to the three months ending December 31, 2021 including interest of $32 on the Company’s remaining PPP loans which were forgiven during that quarter.

(Amounts in thousands except per share data, unless otherwise stated)

Interest Income

The Company began holding cash in a money market account in August 2022 on which interest has since been earned on a monthly basis. Interest income earned from this account was $38 for the three months ended December 31, 2022.

Provision for Income Taxes

The Company recognized income tax expense (benefits) of $73 and $(29) for the three months ended December 31, 2022 and 2021, respectively. Our effective tax rates for the three months ended December 31, 2022 and 2021 are lower than the statutory rate primarily due to the effect of the change in valuation allowance on the net DTA position.

Net Income

The Company’s net income was $654 and $16,668 for the three months ended December 31, 2022 and 2021, respectively. The decrease in net income is mainly attributable to gains of $16,773 from extinguishment of the Company’s remaining PPP loans, offset by a $2,150 non-cash goodwill impairment charge during the three months ended December 31, 2021. The remaining net decrease of $1,391 is consistent with the decrease in gross profit and gross margin for the three months ended December 31, 2022 compared with the three months ended December 31, 2021, as explained in the preceding paragraphs.

(Amounts in thousands except per share data, unless otherwise stated)

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contract employees and independent contractors on a temporary basis and permanent employment candidates and borrowings available under its asset-based senior secured revolving credit facility. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, and employment-related expenses, operating costs and expenses, taxes and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data:

	Three Months
	Ended December 31,
	2022	2021
Cash flows (used in) provided by operating activities	$(326)	$2,264
Cash flows used in investing activities	$(50)	$(84)
Cash flows used in financing activities	$-	$-

As of December 31, 2022, the Company had $18,472 of cash, which was a decrease of $376 from $18,848 as of September 30, 2022. As of December 31, 2022, the Company had working capital of $28,536 compared to $26,643 of working capital as of September 30, 2022. The increase in working capital is mainly attributable to the final installment of deferred payroll taxes under the CARES Act being paid and annual incentive compensation payments during the three months ended December 31, 2022, which were reflected in current liabilities in the aggregate amount of $3,027 as of September 30, 2022. These payments also account for corresponding reductions in cash flows provided by operating activities and ending cash as of December 31, 2022.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the three-month periods ended December 31, 2022 and 2021.

There were no cash flows used in financing activities for the three-month periods ended December 31, 2022 and 2021.

The Company had approximately $13,029 in availability for borrowings under its CIT Facility as of December 31, 2022. There were no outstanding borrowings on the CIT Facility as of December 31, 2022, or September 30, 2022, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying consolidated balance sheets.

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on December 31, 2022, are approximately $1,449. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on December 31, 2022.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2022, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

(Amounts in thousands except per share data, unless otherwise stated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2022, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three-month period ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“2022 Form 10-K”) filed with the SEC on December 20, 2022. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2022 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.01*	Form of non-qualified stock option agreement under the GEE Group Inc. Amended and Restated 2013 Incentive Stock Plan
10.02*	Form of executive restricted stock agreement under the GEE Group Inc. Amended and Restated 2013 Incentive Stock Plan
10.03*	Form of performance-based restricted stock agreement for Executive Officers under the GEE Group Inc. Amended and Restated 2013 Incentive Stock Plan
31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEE GROUP INC.
(Registrant)

Date: February 14, 2023	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

