Form 10-Q
period 2023-03-31
GEE Group Inc.
filed 2023-05-15
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 12, 2023 was 114,450,455.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2023

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as "believe", "will" and "expect." These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, lingering effects of the Coronavirus Pandemic (“COVID-19”), including uncertainties regarding economic recovery and changed socioeconomic norms, the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, cyber risks, including network security intrusions and/or loss of information, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2022, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

ASSETS	March 31, 2023	September 30, 2022
CURRENT ASSETS
Cash	$20,099	$18,848
Accounts receivable, less allowances ($702 and $738, respectively)	20,431	22,770
Prepaid expenses and other current assets	757	604
Total current assets	41,287	42,222
Property and equipment, net	1,025	1,140
Goodwill	61,293	61,293
Intangible assets, net	9,846	11,285
Right-of-use assets	3,979	2,830
Other long-term assets	679	784
TOTAL ASSETS	$118,109	$119,554

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,373	$2,958
Accrued compensation	5,580	5,750
Current operating lease liabilities	1,461	1,333
Other current liabilities	945	5,538
Total current liabilities	11,359	15,579
Deferred taxes	617	528
Noncurrent operating lease liabilities	2,867	1,889
Other long-term liabilities	451	555
Total liabilities	15,294	18,551

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; issued and outstanding - 114,450 shares at March 31, 2023 and September 30, 2022	112,551	112,051
Accumulated deficit	(9,736)	(11,048)
Total shareholders' equity	102,815	101,003
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$118,109	$119,554

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands, except basic and diluted earnings per share)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
NET REVENUES:
Contract staffing services	$33,976	$33,745	$69,377	$70,429
Direct hire placement services	4,883	5,884	10,630	12,047
NET REVENUES	38,859	39,629	80,007	82,476

Cost of contract services	25,643	25,115	52,400	52,380
GROSS PROFIT	13,216	14,514	27,607	30,096

Selling, general and administrative expenses	11,705	12,228	24,513	24,587
Depreciation expense	98	94	199	180
Amortization of intangible assets	719	1,015	1,439	2,029
Goodwill impairment charge	-	-	-	2,150
INCOME FROM OPERATIONS	694	1,177	1,456	1,150
Gain on extinguishment of debt	-	-	-	16,773
Interest expense	(73)	(98)	(146)	(205)
Interest income	95	-	133	-
INCOME BEFORE INCOME TAX PROVISION	716	1,079	1,443	17,718
Provision for income tax expense (benefit)	58	(8)	131	(37)
NET INCOME	$658	$1,087	$1,312	$17,755

BASIC EARNINGS PER SHARE	$0.01	$0.01	$0.01	$0.16
DILUTED EARNINGS PER SHARE	$0.01	$0.01	$0.01	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	114,450	114,100	114,450	114,100
DILUTED	115,185	115,642	115,226	115,592

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

	Common			Total
	Stock	Common	Accumulated	Shareholders'
	Shares	Stock	Deficit	Equity
Balance, September 30, 2022	114,450	$112,051	$(11,048)	$101,003
Share-based compensation	-	374	-	374
Net income	-	-	654	654

Balance, December 31, 2022	114,450	$112,425	$(10,394)	$102,031
Share-based compensation	-	126	-	126
Net income	-	-	658	658

Balance, March 31, 2023	114,450	$112,551	$(9,736)	$102,815

	Common			Total
	Stock	Common	Accumulated	Shareholders'
	Shares	Stock	Deficit	Equity
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$80,769
Share-based compensation	-	147	-	147
Net income	-	-	16,668	16,668

Balance, December 31, 2021	114,100	$111,563	$(13,979)	$97,584
Share-based compensation	-	152	-	152
Net income	-	-	1,087	1,087

Balance, March 31, 2022	114,100	$111,715	$(12,892)	$98,823

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Six Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,312	$17,755
Adjustments to reconcile net income to cash provided by operating activities:
Gain on extinguishment of debt	-	(16,773)
Depreciation and amortization	1,638	2,209
Non-cash lease expense	690	692
Goodwill impairment charge	-	2,150
Share-based compensation	500	299
Increase (decrease) in allowance for doubtful accounts	(36)	477
Deferred income taxes	89	(109)
Amortization of debt discount	76	76
Changes in operating assets and liabilities:
Accounts receivable	2,375	1,394
Accounts payable	415	(560)
Accrued compensation	(170)	(590)
Other assets	(153)	(149)
Other liabilities	(5,297)	(2,415)
Net cash provided by operating activities	1,439	4,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(84)	(155)
Net cash used in investing activities	(84)	(155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance leases	(104)	(73)
Net cash used in financing activities	(104)	(73)

Net change in cash	1,251	4,228

Cash at beginning of period	18,848	9,947

Cash at end of period	$20,099	$14,175

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$70	$60
Cash paid for taxes	219	248

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 as filed on December 20, 2022.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $269 and $803 for the three-month periods and $433 and $1,497 for the six-month periods ended March 31, 2023 and 2022, respectively. Expected future falloffs and refunds are estimated and reflected in the consolidated balance sheet as a reduction of accounts receivable as described below.

An allowance for doubtful accounts is recorded as a charge to bad debt expense when collection is considered to be doubtful due to credit issues. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. An allowance for placement falloffs also is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. The combined allowance for doubtful accounts and falloffs were $702 and $738 as of March 31, 2023 and September 30, 2022, respectively. The allowance consists of $581 and $548 for doubtful accounts and $121 and $190 for falloffs as of March 31, 2023 and September 30, 2022, respectively.

3. Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $561 and $484 for the three-month periods and $1,142 and $1,001 for the six-month periods ended March 31, 2023 and 2022, respectively.

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

The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 735 and 1,542 for the three-month periods and 776 and 1,492 for the six-month periods ended March 31, 2023 and 2022, respectively. Common stock equivalents excluded because their effect is anti-dilutive were 3,543 and 1,639 for the three-month periods and 3,458 and 1,693 for the six-month periods ended March 31, 2023 and 2022, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

5. Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2023	September 30, 2022

Computer software	$481	$481
Office equipment, furniture, fixtures and leasehold improvements	3,823	3,739
Total property and equipment, at cost	4,304	4,220
Accumulated depreciation and amortization	(3,279)	(3,080)
Property and equipment, net	$1,025	$1,140

6. Leases

The Company occasionally acquires equipment under finance leases including hardware and software used by our IT department to improve security and capacity, vehicles used by our Industrial Segment, and certain furniture for our offices. Terms for these leases generally range from two to six years.

Supplemental cash flow information related to finance leases consisted of the following:

	Six Months Ended March 31,
	2023	2022
Cash paid for finance lease liabilities	$104	$73
Acquisition of equipment with finance lease	-	320

Supplemental balance sheet information related to finance leases consisted of the following:

	March 31, 2023	September 30, 2022
Weighted average remaining lease term for finance leases	3.1 years	3.3 years
Weighted average discount rate for finance leases	7.0%	7.3%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of March 31, 2023:

Remainder of Fiscal 2023	$110
Fiscal 2024	167
Fiscal 2025	108
Fiscal 2026	105
Fiscal 2027	21
Less: Imputed interest	(50)
Present value of finance lease liabilities (a)	$461

(a)	Includes current portion of $187 for finance leases.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Operating lease expenses were $554 and $543 for the three-month periods and $1,142 and $1,077 for the six-month periods ended March 31, 2023 and 2022, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Six Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$892	$987
Right-of-use assets obtained in exchange for new operating lease liabilities	1,838	294

Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2023	September 30, 2022
Weighted average remaining lease term for operating leases	2.5 years	1.8 years
Weighted average discount rate for operating leases	5.7%	5.9%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2023, including certain closed offices are as follows:

Remainder of Fiscal 2023	$842
Fiscal 2024	1,588
Fiscal 2025	1,028
Fiscal 2026	615
Fiscal 2027	457
Thereafter	242
Less: Imputed interest	(444)
Present value of operating lease liabilities (a)	$4,328

(a)	Includes current portion of $1,461 for operating leases.

7. Goodwill and Intangible Assets

Goodwill

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2022, and determined that its goodwill was not impaired. As of March 31, 2023, the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since the Company’s most recent annual goodwill impairment assessment indicating a possible triggering event. In response, the Company performed an interim goodwill impairment assessment as of March 31, 2023. As a result of this interim assessment, it was determined that no goodwill impairment was present as of March 31, 2023. As previously disclosed, the Company incurred a goodwill impairment charge in the amount of $2,150 during the six months ended March 31, 2022.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following tables set forth the costs, accumulated amortization, and net book value of the Company’s separately identifiable intangible assets as of March 31, 2023 and September 30, 2022 and estimated future amortization expense.

	March 31, 2023			September 30, 2022
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(19,801)	$9,269	$29,070	$(18,482)	$10,588
Trade names	8,329	(7,752)	577	8,329	(7,632)	697
Total	$37,399	$(27,553)	$9,846	$37,399	$(26,114)	$11,285

Remainder of Fiscal 2023	$1,440
Fiscal 2024	2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Fiscal 2027	916
$9,846

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

As of March 31, 2023, the Company had no outstanding borrowings and $13,347 available for borrowing under the terms of the CIT Facility. The Company also had $484 in unamortized debt issuance costs associated with the CIT Facility. The amortization expense of these debt costs totaled $38 for the three-month periods and $76 for the six-month periods ended March 31, 2023 and 2022.

Under the CIT Facility, advances will be subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, will be based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offered Rate (“LIBOR”), or any successor thereto, for the applicable interest period, subject to a 1% floor, plus the applicable margin. The CIT Facility also contains provisions addressing the future replacement of LIBOR utilized and referenced in the loan agreement, which will be replaced by the Secured Overnight Financing Rate (“SOFR”) in July 2023. SOFR is a secured, risk-free rate based on the cost of borrowing overnight. In addition to interest costs on advances outstanding, the CIT Facility will provide for an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration. The unused line fees incurred and included in interest expense totaled $25 for both the three-month periods and $51 for both the six-month periods ended March 31, 2023 and 2022, respectively.

9. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Payroll Protection Program Loans

During April and May 2020, the Company obtained Payroll Protection Program loans (“PPP loans”) for each of its operating subsidiaries. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. The Company and its operating subsidiaries were granted forgiveness of their respective PPP loans by the SBA during fiscals 2021 and 2022. The Company’s remaining PPP loans and interest were forgiven in December 2021 and corresponding gains in the aggregate amount of $16,773 were recognized during the six months ended March 31, 2022.

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

10. Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of March 31, 2023, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). During fiscal 2021, the Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. As of March 31, 2023, there were 8,815 shares available to be granted under the Plan (4,098 shares available for restricted stock grants and 4,717 shares available for stock option grants).

Restricted Stock

The Company granted 760 shares of restricted stock during the six months ended March 31, 2023. On September 27, 2022, the Company adopted a new annual incentive compensation program (“AICP”) for its executives to be administered under the Company’s Incentive Stock Plan. The AICP includes a long-term incentive (“LTI”) compensation plan in the form of restricted stock awards comprised of two components: one that vests based on future service only, and a second that vests based on future service and performance. Initial awards under both service-only and service plus performance-based components of the AICP LTI plan are determined based on financial performance measures for the immediately preceding fiscal year. During the six months ended March 31, 2023, 551 of the 760 restricted shares were granted based on actual results for fiscal 2022, as measured against corresponding financial targets for that year, and will cliff vest as of December 2, 2025.

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

Under the AICP LTI plan, the service plus performance-based grants of 209 restricted shares during the six months ended March 31, 2023, represent the first tranche of a three-year schedule of awards. The next two tranches of up to 262 shares each (up to an additional 524 restricted shares in total) are scheduled to become effective as the Company’s financial plans and targets are set by the board of directors prior to each anniversary date for each of the two subsequent fiscal years, respectively. As the vesting of the two subsequent tranches will be based in part on performance conditions that have not yet been determined, the grant dates and fair values of these scheduled awards will be established in the future. The end of the requisite service periods for the entire 760 restricted shares granted during the six months ended March 31, 2023, plus the additional 524 restricted shares eligible to be granted in the future, once the performance conditions are determined for fiscal 2024 and fiscal 2025, is December 2, 2025. Therefore, the remaining two tranches of the fiscal 2022 service plus performance-based awards may be expected to have grant dates corresponding with the establishment of the fiscal 2024 and fiscal 2025 financial performance targets by the Company’s board of directors. However, all final shares determined for each of the two subsequent annual tranches also will cliff vest on December 2, 2025.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Share-based compensation expense attributable to restricted stock was $88 and $76 for the three-month periods and $175 and $148 for the six-month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $624 of unrecognized compensation expense related to restricted stock outstanding and the weighted average vesting period for those grants was 3.06 years.

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2022	1,192	0.61
Granted	760	0.79
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2022	1,952	0.69
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2023	1,952	0.69

Warrants

The Company had 77 warrants outstanding as of March 31, 2023 and September 30, 2022 with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 2.01 and 2.50, respectively. No warrants were granted or expired during the six months ended March 31, 2023.

Stock Options

All stock options outstanding as of March 31, 2023 and September 30, 2022 were non-statutory stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company granted 435 stock options during the six months ended March 31, 2023. The stock options generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options was $38 and $76 for the three-month periods and $325 and $151 for the six-month periods ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $510 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.69 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2022	2,427	1.54	7.65	-
Granted	435	0.78	-	-
Forfeited	(24)	0.72	-	-
Options outstanding as of December 31, 2022	2,838	1.43	7.77	-
Granted	-	-	-	-
Forfeited	(55)	1.06	-	-
Options outstanding as of March 31, 2023	2,783	1.44	7.52	-

Exercisable as of September 30, 2022	1,111	2.58	5.82	-
Exercisable as of March 31, 2023	1,815	1.88	6.70	-

11. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and six-month periods ended March 31, 2023 and 2022:

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2023	2022	2023	2022
Provision (benefit) for income taxes	$58	$(8)	$131	$(37)
Effective tax rate	8%	0%	9%	0%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and six-month periods ended March 31, 2023 and 2022, is lower than the statutory tax rate primarily due to the effect of the valuation allowance on the net deferred tax asset (“DTA”) position. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a valuation allowance against the remaining net DTA position.

12. Commitments and Contingencies

Litigation and Claims

As previously disclosed, on March 23, 2022, the Company settled the Sands Brothers Venture Capital II, LLC lawsuit. Under the terms of the agreement and release, neither the plaintiff nor the Company have admitted or conceded to any wrongdoing and the matter was settled in its entirety for a one-time payment to the plaintiff of approximately $1,175, of which the Company’s portion was $975, with insurance paying the balance. This payment was due and paid by April 8, 2022, and recorded in selling, general, and administrative expenses as a pre-tax charge in the Company’s condensed consolidated financial statements during the three-month period ended March 31, 2022.

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

Unallocated corporate expenses primarily include certain executive and administrative salaries and related expenses, corporate legal expenses, share-based compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board related fees, acquisition, integration and restructuring expenses, and interest expense.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Industrial Staffing Services
Contract services revenue	$3,225	$3,736	$6,844	$7,824
Contract services gross margin (a)	16.5%	14.7%	15.9%	15.0%
Income from operations	$32	$580	$37	$692
Depreciation and amortization	14	15	29	31

Professional Staffing Services
Permanent placement revenue	$4,883	$5,884	$10,630	$12,047
Permanent placement services gross margin	100%	100%	100%	100%
Contract services revenue	$30,751	$30,009	$62,533	$62,605
Contract services gross margin	25.4%	26.9%	25.4%	27.0%
Income from operations	$1,964	$2,606	$4,518	$4,851
Depreciation and amortization	803	1,094	1,609	2,178

Unallocated Expenses
Corporate administrative expenses	$983	$2,524	$2,214	$3,629
Corporate facility expenses	111	90	221	184
Share-based compensation expense	126	152	500	299
Board related expenses	82	34	164	68
Total unallocated expenses	$1,302	$2,800	$3,099	$4,180

Consolidated
Total revenue	$38,859	$39,629	$80,007	$82,476
Income from operations	694	1,177	1,456	1,150
Depreciation and amortization	817	1,109	1,638	2,209

(a)

Credits related to estimated annual premium refunds from the Ohio Bureau of Workers Compensations totaling $2 and $19 are included in the three-month periods ended March 31, 2023 and 2022, respectively; and $2 and $37 for the six-month periods ended March 31, 2023 and 2022, respectively. The Industrial Services gross margin normalized for the effects of these items were approximately 16.4% and 14.2% for the three-month periods ended March 31, 2023 and 2022, respectively; and 15.9% and 14.5% for the six-month periods ended March 31, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company”, “us”, “our”, or “we”) are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics, and provide temporary staffing services for our industrial clients. The acquisitions of Scribe Solutions, Inc., a Florida corporation (“Scribe”) in April 2015, Agile Resources, Inc., a Georgia corporation (“Agile”) in July 2015, Access Data Consulting Corporation, a Colorado corporation (“Access”) in October 2015, Paladin Consulting Inc. (“Paladin”) in January 2016, and SNI Companies, Inc., a Delaware corporation (“SNI”) in April 2017, expanded our geographical footprint within the professional placement and contract staffing verticals or end markets of information technology, accounting, finance, office, engineering professionals, and medical scribes.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, Triad Personnel Services and Triad Staffing. As of March 31, 2023, we operated from locations in eleven (11) states, including twenty-six (26) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) two offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

Management has implemented a strategy which includes organic and acquisition growth components. Management’s organic growth strategy includes seeking out and winning new client business, as well as expansion of existing client business and on-going cost reduction and productivity improvement efforts in operations. Management’s acquisition growth strategy includes identifying strategic, accretive acquisitions, financed primarily through a combination of cash and debt, including seller financing, the issuance of equity in appropriate circumstances, and the use of earn-outs where efficient to improve the overall profitability and cash flows of the Company.

The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services. We believe our current segments and array of businesses and brands within our segments complement one another and position us for future growth.

(Amounts in thousands except per share data, unless otherwise stated)

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended March 31,
	2023	2022	Change	Change
Professional contract services	$30,751	$30,009	$742	2%
Industrial contract services	3,225	3,736	(511)	-14%
Total professional and industrial contract services	33,976	33,745	231	1%

Direct hire placement services	4,883	5,884	(1,001)	-17%
Consolidated net revenues	$38,859	$39,629	$(770)	-2%

Contract staffing services contributed $33,976, or approximately 87%, of consolidated revenues and direct hire placement services contributed $4,883, or approximately 13%, of consolidated revenues for the three-month period ended March 31, 2023. This compares to contract staffing services revenues of $33,745, or approximately 85%, of consolidated revenues and direct hire placement revenues of $5,884, or approximately 15%, of consolidated revenues for the three-month period ended March 31, 2022.

The overall increase in contract staffing services revenues was $231, or 1%, for the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022, led by professional contract services revenue, which increased $742. Excluding the effects of certain discreet (non-recurring) projects for professional staffing support provided to former COVID-19 response vaccination and testing facilities, which generated $835 in revenue in the three-month period ended March 31, 2022, professional contract services revenues would have increased $1,577, or 5%, during the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022. Industrial staffing services for the quarter decreased by $511, or 14%, mainly due to a decrease in orders from clients. The industrial staffing markets in Ohio continue to be affected by workforce volatility following COVID-19, resulting in more competition for orders and temporary labor to fill orders.

Direct hire placement revenue for the three-month period ended March 31, 2023 decreased by $1,001, or approximately 17% as compared to the three-month period ended March 31, 2022. Direct hire opportunities tend to be highly cyclical and demand dependent. Demand for the Company’s direct hire services was lower during the three-month period ended March 31, 2023, following record high cyclical direct hire production in fiscal 2022. It is noteworthy that the three-month period ended March 31, 2022 was one of our highest quarters ever in terms of direct hire revenues. Management believes that the Company’s direct hire performance during the three-month period ended March 31, 2023 was on par with larger employment and industry trends.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three-month period ended March 31, 2023 totaled $25,643, as compared to $25,115 for the three-month period ended March 31, 2022. The $528 overall increase in cost of contract services is proportionally greater than the increase in revenues due mainly to inflationary effects on contractor pay and related costs of services.

(Amounts in thousands except per share data, unless otherwise stated)

Gross profit percentage by service:

	Three Months
	Ended March 31,
	2023	2022
Professional contract services	25.4%	26.9%
Industrial contract services	16.5%	14.7%
Professional and industrial services combined	24.5%	25.6%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin (a)	34.0%	36.6%

(a)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month periods ended March 31, 2023 and 2022 were approximately 34.0% and 36.6%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 25.4% for three-month period ended March 31, 2023 compared to approximately 26.9% for the three-month period ended March 31, 2022. This decrease is due in part to increases in contractor pay associated with the recent rise in inflation resulting in some margin compression. The Company has stepped-up counter-inflationary measures, including seeking increases in bill rates and spreads, where possible, to address margin compression.

The Company’s industrial contract services gross margin for the three-month period ended March 31, 2023 was approximately 16.5% versus approximately 14.7% for the three-month period ended March 31, 2022. Gross profit for the Company’s Industrial Segment includes annual premium refunds from the Ohio Bureau of Workers Compensation insurance programs totaling $2 and $19 for the three-month periods ended March 31, 2023 and 2022, respectively. The Industrial Services gross margin excluding the effect of these refunds and distributions were approximately 16.4% and 14.2% for the three-month periods ended March 31, 2023 and 2022, respectively. The increase, excluding the effects of the workers compensation premium refunds and distributions, is mainly attributable to price increases enacted to offset increases in contractor payroll, leading to higher spreads in the Industrial Segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include the following categories:

•	Compensation and benefits in the operating divisions, which include salaries, wages and commissions earned by the Company’s employment consultants, recruiters and branch managers on permanent and temporary placements;

•	Administrative compensation, which includes salaries, wages, share-based compensation, payroll taxes, and employee benefits associated with general management and the operation of corporate functions, including principally, finance, human resources, information technology and administrative functions;

•	Occupancy costs, which includes office rent, and other office operating expenses;

•	Recruitment advertising, which includes the cost of identifying and tracking job applicants; and

•	Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for the three-month period ended March 31, 2023 decreased by $523 as compared to the three-month period ended March 31, 2022. SG&A for the three-month period ended March 31, 2023, as a percentage of revenues, were approximately 30% compared to approximately 31% for the three-month period ended March 31, 2022. SG&A for the three-month period ended March 31, 2022 included the settlement of a legal matter totaling $975. The small net increase in SG&A relative to revenue excluding the impact of this non-recurring item is largely a result of the effects of inflation on compensation and other operating costs. In February and March 2023, the Company implemented certain cost reductions with estimated annual savings of approximately $4.0 million. The Company monitors operating costs including the impacts of inflation with a view towards identifying and taking advantage of potential cost reductions on a routine basis.

SG&A also includes certain non-cash costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $65 and $1,005 for the three-month periods ended March 31, 2023 and 2022, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions. The legal settlement described above contributed $975 to these costs for the three-month period ended March 31, 2022.

Depreciation Expense

Depreciation expense was $98 and $94 for the three-month periods ended March 31, 2023, and 2022, respectively. The increase in depreciation expense is due to recent net additions to fixed assets.

Amortization Expense

Amortization expense was $719 and $1,015 for the three-month periods ended March 31, 2023 and 2022, respectively. The decrease is due to intangible assets related to certain non-compete agreements and trade names becoming fully amortized.

Income from Operations

Income from operations was $694 and $1,177 for the three-month periods ended March 31, 2023 and 2022, respectively. This decrease of $483 is mainly attributable to the decrease in direct hire placement revenues as discussed above.

Interest Expense

Interest expense was $73 for the three-month period ended March 31, 2023, which decreased by $25 compared to the three-month period ended March 31, 2022.

Interest Income

The Company began holding excess cash in a money market account in August 2022 on which interest has since been earned on a monthly basis. Interest income earned from this account was $95 for the three-month period ended March 31, 2023.

Provision for Income Taxes

The Company recognized income tax expense (benefit) of $58 and $(8) for the three-month periods ended March 31, 2023 and 2022, respectively. Our effective tax rates for the three-month periods ended March 31, 2023 and 2022 are lower than the statutory rate primarily due to the effect of the change in valuation allowance on the net DTA position.

Net Income

The Company’s net income was $658 and $1,087 for the three-month periods ended March 31, 2023 and 2022, respectively. The decrease of $429 is consistent with the decrease in gross profit and gross margin for the three months ended March 31, 2023, as explained in the preceding applicable portions of this Management’s Discussion and Analysis (“MD&A”).

(Amounts in thousands except per share data, unless otherwise stated)

Six Months Ended March 31, 2023 Compared to the Six Months Ended March 31, 2022

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months
	Ended March 31,
	2023	2022	Change	Change
Professional contract services	$62,533	$62,605	$(72)	0%
Industrial contract services	6,844	7,824	(980)	-13%
Total professional and industrial contract services	69,377	70,429	(1,052)	-1%

Direct hire placement services	10,630	12,047	(1,417)	-12%
Consolidated net revenues	$80,007	$82,476	$(2,469)	-3%

Contract staffing services contributed $69,377, or approximately 87%, of consolidated revenues and direct hire placement services contributed $10,630, or approximately 13%, for the six-month period ended March 31, 2023. This compares to contract staffing services revenues of $70,429, or approximately 85%, of consolidated revenues and direct hire placement revenues of $12,047, or approximately 15%, of consolidated revenues for the six-month period ended March 31, 2022.

The overall decrease in contract staffing services revenues of $1,052, or 1%, for the six-month period ended March 31, 2023 compared to the six-month period ended March 31, 2022 was primarily attributable to completion of certain discreet (non-recurring) projects as the six-month period ended March 31, 2022 included revenue for professional staffing support provided to former COVID-19 response vaccination and testing facilities. These discreet projects generated $3,159 in revenue during the six-month period ended March 31, 2022. Excluding the effects of these discreet projects, professional contract services revenues would have increased $3,087, or 5%, during the six-month period ended March 31, 2023 compared to the six-month period ended March 31, 2022. Industrial staffing services for the quarter decreased by $980, or 13%, mainly due to a decrease in orders from clients. The industrial staffing markets continue to stabilize after the effects of COVID-19; however, competition for orders and temporary labor to fill orders also has increased.

Direct hire placement revenue for the six-month period ended March 31, 2023 decreased by $1,417, or approximately 12%, from the six-month period ended March 31, 2022. Direct hire opportunities tend to be highly cyclical and demand dependent. Demand for the Company’s direct hire services was lower during the six-month period ended March 31, 2023 following record high cyclical direct hire production in fiscal 2022, including the six-month period ended March 31, 2022.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the six-month period ended March 31, 2023 totaled $52,400, which was slightly higher as compared to $52,380 for the six-month period ended March 31, 2022, while total contract services revenues for the six-month period ended March 31, 2023 was down $1,005 compared with the six-month period ended March 31, 2022. On the basis of relativity to revenue, the increase in cost of contract services was approximately $800, or 1.5%, which is attributable to increases in contractor pay as a result of recent wage inflation.

(Amounts in thousands except per share data, unless otherwise stated)

Gross profit percentage by service:

	Six Months
	Ended March 31,
	2023	2022
Professional contract services	25.4%	27.0%
Industrial contract services	15.9%	15.0%
Professional and industrial services combined	24.5%	25.6%

Direct hire placement services	100.0%	100.0%
Combined gross profit margin (a)	34.5%	36.5%

(a)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margins, including direct hire placement services (recorded at 100% gross margin) for the six-month periods ended March 31, 2023 and 2022 were approximately 34.5% and 36.5%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 25.4% for the six-month period ended March 31, 2023 compared to approximately 27.0% for the six-month period ended March 31, 2022. This decrease is due in part to increases in contractor pay associated with the recent rise in inflation resulting in some margin compression. The Company has stepped-up counter-inflationary measures, including seeking increases in bill rates and spreads, where possible, to address margin compression.

The Company’s industrial contract services gross margin for the six-month period ended March 31, 2023 was approximately 15.9% versus approximately 15.0% for the six-month period ended March 31, 2022. Gross profit for the Company’s Industrial Segment includes annual premium refunds from the Ohio Bureau of Workers Compensation insurance programs totaling $2 and $37 for the six-month periods ended March 31, 2023 and 2022, respectively. The Industrial Services gross margin excluding the effect of these refunds and distributions were approximately 15.9% and 14.5% for the six-month periods ended March 31, 2023 and 2022, respectively. The increase, excluding the effects of the workers compensation premium refunds and distributions, is mainly attributable to price increases enacted to offset increases in contractor payroll, leading to higher spreads in the Industrial Segment.

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for the six-month period ended March 31, 2023 decreased by $74 as compared to the six-month period ended March 31, 2022. SG&A for the six-month period ended March 31, 2023, as a percentage of revenues, were approximately 31% compared to approximately 30% for the six-month period ended March 31, 2022. SG&A for the three-month period ended March 31, 2022 included expenses for the settlement of a legal matter and a severance agreement totaling $975 and $510, respectively. The net increase in SG&A relative to revenue excluding the impact of these non-recurring items is largely a result of the effects of inflation on compensation and other operating costs. In February and March 2023, the Company implemented certain cost reductions with estimated annual savings of approximately $4.0 million. The Company monitors operating costs including the impacts of inflation with a view towards identifying and taking advantage of potential cost reductions on a routine basis.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $110 and $1,531 for the six-month periods ended March 31, 2023 and 2022, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions. The six-month period ended March 31, 2022 included expenses for a legal settlement and severance agreement totaling $975 and $510, respectively.

Depreciation Expense

Depreciation expense was $199 and $180 for the six-month periods ended March 31, 2023 and 2022, respectively. The increase in depreciation expense is due to recent net additions to fixed assets.

Amortization Expense

Amortization expense was $1,439 and $2,029 for the six-month periods ended March 31, 2023 and 2022, respectively. The decrease is due to intangible assets related to certain non-compete agreements and trade names becoming fully amortized.

Income from Operations

Income from operations was $1,456 and $1,150 for the six-month periods ended March 31, 2023 and 2022, respectively. The increase is mainly due to the six-month period ended March 31, 2022 including expenses for a legal settlement and severance agreement totaling $975 and $510, respectively. Excluding these items, the net decrease of $1,179 is consistent with the decrease in revenues as discussed above.

Interest Expense

Interest expense was $146 for the six-month period ended March 31, 2023, which decreased by $59 compared to the six-month period ended March 31, 2022.

Interest Income

The Company began holding excess cash in a money market account in August 2022 on which interest has since been earned on a monthly basis. Interest income earned from this account was $133 for the six-month period ended March 31, 2023.

Provision for Income Taxes

The Company recognized income tax expense (benefits) of $131 and $(37) for the six-month periods ended March 31, 2023 and 2022, respectively. Our effective tax rates for the six-month periods ended March 31, 2023 and 2022 are lower than the statutory rate primarily due to the effect of the change in valuation allowance on the net DTA position.

Net Income

The Company’s net income was $1,312 and $17,755 for the six-month periods ended March 31, 2023 and 2022, respectively. The decrease in net income is mainly attributable to gains of $16,773 from extinguishment of the Company’s remaining PPP loans, offset by a $2,150 non-cash goodwill impairment charge during the six months ended March 31, 2022. The remaining net decrease of $1,820 is consistent with the decrease in gross profit and gross margin for the six months ended March 31, 2023, as explained in the preceding applicable portions of this MD&A.

(Amounts in thousands except per share data, unless otherwise stated)

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients and borrowings available under its asset-based senior secured revolving credit facility. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, and employment-related expenses, operating costs and expenses, taxes and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data:

	Six Months
	Ended March 31,
	2023	2022
Cash flows provided by operating activities	$1,439	$4,456
Cash flows used in investing activities	(84)	(155)
Cash flows used in financing activities	(104)	(73)

As of March 31, 2023, the Company had $20,099 of cash, which was an increase of $1,251 from $18,848 as of September 30, 2022. As of March 31, 2023, the Company had working capital of $29,928 compared to $26,643 of working capital as of September 30, 2022. The increase in working capital is mainly attributable to the final installment of deferred payroll taxes under the CARES Act being paid and annual incentive compensation payments during the six months ended March 31, 2023, which were reflected in current liabilities in the aggregate amount of $3,027 as of September 30, 2022. These payments also account for corresponding reductions in cash flows provided by operating activities as of March 31, 2023.

The primary uses of cash for investing activities were for the acquisition of property and equipment in the six-month periods ended March 31, 2023 and 2022.

The cash flows used in financing activities were for payments made on finance leases during the six-month periods ended March 31, 2023 and 2022.

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on March 31, 2023, are approximately $1,682. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on March 31, 2023.

The Company had approximately $13,347 in availability for borrowings under its CIT Facility as of March 31, 2023. There were no outstanding borrowings on the CIT Facility as of March 31, 2023, or September 30, 2022, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying consolidated balance sheets.

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20,000 of the Company’s currently outstanding shares of common stock. The share repurchase program will continue through December 31, 2023, may be suspended or discontinued at any time and does not obligate the Company to repurchase any number of shares of common stock. The share repurchase program is to be conducted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements and other business considerations.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2023, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2023, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's six-month period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

In March and April 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that diminished depositor confidence could spread across the banking industry, leading to deposit outflows and other destabilizing results. The Federal Reserve Board has announced that it will provide funding to ensure that banks have sufficient liquidity to meet the needs of their depositors, but there can be no assurance whether such funding will be adequate to address these issues. The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. However, the Company also has been taking measures to diversify its deposit base, that are intended to mitigate and minimize its potential exposure to losses as a result of maintaining cash deposits in accounts that exceed FDIC insurance limits. Among these, since March 31, 2023, the Company has deposited $13 million of its excess cash under a brokerage arrangement with a major financial advisory institution that manages and deposits these funds under a specialized program whereby the funds are allocated among FDIC insured banks in amounts that individually do not exceed the established FDIC insured limit of $250 thousand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

3.01*	Amended and Restated By-Laws
10.01*	Employment Agreement, dated April 27, 2023, between the Company and Derek Dewan
10.02*	Employment Agreement, dated April 27, 2023, between the Company and Kim Thorpe
10.03*	Employment Agreement, dated April 27, 2023, between the Company and Alex Stuckey
10.04*	Form of Indemnity Agreement with directors and officers, adopted April 27, 2023
31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

GEE GROUP INC.
(Registrant)

Date: May 15, 2023	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

