Form 10-Q
period 2023-06-30
GEE Group Inc.
filed 2023-08-14
CIK 40570

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2023 was 113,145,730.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2023

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

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

ASSETS	June 30, 2023	September 30, 2022
CURRENT ASSETS
Cash	$20,726	$18,848
Accounts receivable, less allowances ($703 and $738, respectively)	19,943	22,770
Prepaid expenses and other current assets	709	604
Total current assets	41,378	42,222
Property and equipment, net	949	1,140
Goodwill	61,293	61,293
Intangible assets, net	9,126	11,285
Deferred tax assets, net	6,321	-
Right-of-use assets	3,994	2,830
Other long-term assets	639	784
TOTAL ASSETS	$123,700	$119,554

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,861	$2,958
Accrued compensation	4,954	5,750
Current operating lease liabilities	1,531	1,333
Other current liabilities	738	5,538
Total current liabilities	10,084	15,579
Deferred taxes	-	528
Noncurrent operating lease liabilities	2,818	1,889
Other long-term liabilities	402	555
Total lliabilities	13,304	18,551

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Common stock, no-par value; authorized - 200,000 shares; 114,600 shares issued and 113,730 shares outstanding at June 30, 2023, and 114,450 shares issued and outstanding at September 30, 2022	112,727	112,051
Accumulated deficit	(1,860)	(11,048)
Treasury stock, at cost - 870 shares at June 30, 2023	(471)	-
Total shareholders' equity	110,396	101,003
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$123,700	$119,554

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands, except basic and diluted earnings per share)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET REVENUES:
Contract staffing services	$32,980	$33,087	$102,357	$103,516
Direct hire placement services	5,191	8,026	15,821	20,073
NET REVENUES	38,171	41,113	118,178	123,589

Cost of contract services	24,518	24,612	76,918	76,992
GROSS PROFIT	13,653	16,501	41,260	46,597

Selling, general and administrative expenses	11,753	12,860	36,266	37,447
Depreciation expense	96	96	295	276
Amortization of intangible assets	720	720	2,159	2,749
Goodwill impairment charge	-	-	-	2,150
INCOME FROM OPERATIONS	1,084	2,825	2,540	3,975
Gain on extinguishment of debt	-	-	-	16,773
Interest expense	(119)	(96)	(265)	(301)
Interest income	159	-	292	-
INCOME BEFORE INCOME TAX PROVISION	1,124	2,729	2,567	20,447
Provision for income tax expense (benefit)	(6,752)	96	(6,621)	59
NET INCOME	$7,876	$2,633	$9,188	$20,388

BASIC EARNINGS PER SHARE	$0.07	$0.02	$0.08	$0.18
DILUTED EARNINGS PER SHARE	$0.07	$0.02	$0.08	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	114,250	114,100	114,384	114,100
DILUTED	114,984	115,642	115,145	115,609

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

	Common				Total
	Stock	Common	Accumulated	Treasury	Shareholders'
	Shares	Stock	Deficit	Stock	Equity
Balance, September 30, 2022	114,450	$112,051	$(11,048)	$-	$101,003
Share-based compensation	-	374	-	-	374
Net income	-	-	654	-	654

Balance, December 31, 2022	114,450	$112,425	$(10,394)	$-	$102,031
Share-based compensation	-	126	-	-	126
Net income	-	-	658	-	658

Balance, March 31, 2023	114,450	$112,551	$(9,736)	$-	$102,815
Purchase of treasury stock	-	-	-	(471)	(471)
Share-based compensation	-	176	-	-	176
Issuance of stock for restricted stock	150	-	-	-	-
Net income	-	-	7,876	-	7,876

Balance, June 30, 2023	114,600	$112,727	$(1,860)	$(471)	$110,396

	Common				Total
	Stock	Common	Accumulated	Treasury	Shareholders'
	Shares	Stock	Deficit	Stock	Equity
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$-	$80,769
Share-based compensation	-	147	-	-	147
Net income	-	-	16,668	-	16,668

Balance, December 31, 2021	114,100	$111,563	$(13,979)	$-	$97,584
Share-based compensation	-	152	-	-	152
Net income	-	-	1,087	-	1,087

Balance, March 31, 2022	114,100	$111,715	$(12,892)	$-	$98,823
Share-based compensation	-	169	-	-	169
Net income	-	-	2,633	-	2,633

Balance, June 30, 2022	114,100	$111,884	$(10,259)	$-	$101,625

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Nine Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,188	$20,388
Adjustments to reconcile net income to cash provided by operating activities:
Gain on extinguishment of debt	-	(16,773)
Depreciation and amortization	2,454	3,025
Non-cash lease expense	1,042	1,046
Goodwill impairment charge	-	2,150
Share-based compensation	676	468
Increase (decrease) in allowance for doubtful accounts	(35)	488
Deferred income taxes	(6,849)	(69)
Amortization of debt discount	115	115
Changes in operating assets and liabilities:
Accounts receivable	2,862	1,431
Accounts payable	(97)	317
Accrued compensation	(796)	(492)
Other assets	(105)	(101)
Other liabilities	(5,849)	(4,062)
Net cash provided by operating activities	2,606	7,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(104)	(225)
Net cash used in investing activities	(104)	(225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(471)	-
Payments on finance leases	(153)	(113)
Net cash used in financing activities	(624)	(113)

Net change in cash	1,878	7,593

Cash at beginning of period	18,848	9,947

Cash at end of period	$20,726	$17,540

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$150	$154
Cash paid for taxes	359	396

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022 as filed on December 20, 2022.

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

Falloffs and refunds during the period are reflected in the unaudited condensed consolidated statements of operations as a reduction of placement service revenues and were approximately $191 and $521 for the three-month periods and $624 and $2,018 for the nine-month periods ended June 30, 2023 and 2022, respectively. Expected future falloffs and refunds are estimated and reflected in the consolidated balance sheet as a reduction of accounts receivable as described below.

An allowance for doubtful accounts is recorded as a charge to bad debt expense when collection is considered to be doubtful due to credit issues. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. An allowance for placement falloffs also is recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. The combined allowance for doubtful accounts and falloffs were $703 and $738 as of June 30, 2023 and September 30, 2022, respectively. The allowance consists of $586 and $548 for doubtful accounts and $117 and $190 for falloffs as of June 30, 2023 and September 30, 2022, respectively.

3. Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $541 and $484 for the three-month periods and $1,683 and $1,485 for the nine-month periods ended June 30, 2023 and 2022, respectively.

4. Earnings per Share

Basic earnings per share are computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding for the period, which is computed using shares issued less treasury shares repurchased by the Company. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, exercise of stock options and warrants. The dilutive effect of the common stock equivalents is reflected in earnings per share by use of the treasury stock method.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 734 and 1,542 for the three-month periods and 762 and 1,508 for the nine-month periods ended June 30, 2023 and 2022, respectively. Common stock equivalents excluded because their effect is anti-dilutive were 3,473 and 2,483 for the three-month periods and 3,463 and 1,983 for the nine-month periods ended June 30, 2023 and 2022, respectively.

5. Share Repurchase Program

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program will continue through December 31, 2023, may be suspended or discontinued at any time and does not obligate the Company to repurchase any number of shares of common stock. The share repurchase program is to be conducted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

During the three-months ended June 30, 2023, the Company repurchased 870 shares of its common stock for $471 at an average price of $0.52 per share.

6. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2023	September 30, 2022

Computer software	$481	$481
Office equipment, furniture, fixtures and leasehold improvements	3,843	3,739
Total property and equipment, at cost	4,324	4,220
Accumulated depreciation and amortization	(3,375)	(3,080)
Property and equipment, net	$949	$1,140

7. Leases

The Company occasionally acquires equipment under finance leases including hardware and software used by our IT department to improve security and capacity, vehicles used by our Industrial Segment, and certain furniture for our offices. Terms for these leases generally range from two to six years.

Supplemental cash flow information related to finance leases consisted of the following:

	Nine Months Ended June 30,
	2023	2022
Cash paid for finance lease liabilities	$153	$113
Acquisition of equipment with finance lease	-	320

Supplemental balance sheet information related to finance leases consisted of the following:

	June 30, 2023	September 30, 2022
Weighted average remaining lease term for finance leases	3.0 years	3.3 years
Weighted average discount rate for finance leases	6.7%	7.3%

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of June 30, 2023:

Remainder of Fiscal 2023	$50
Fiscal 2024	167
Fiscal 2025	108
Fiscal 2026	105
Fiscal 2027	21
Less: Imputed interest	(42)
Present value of finance lease liabilities (a)	$409

(a) Includes current portion of $163 for finance leases.

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

Operating lease expenses were $542 and $548 for the three-month periods and $1,685 and $1,625 for the nine-month periods ended June 30, 2023 and 2022, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Nine Months Ended June 30,
	2023	2022
Cash paid for operating lease liabilities	$1,312	$1,490
Right-of-use assets obtained in exchange for new operating lease liabilities	2,206	294

Supplemental balance sheet information related to leases consisted of the following:

	June 30, 2023	September 30, 2022
Weighted average remaining lease term for operating leases	2.3 years	1.8 years
Weighted average discount rate for operating leases	5.7%	5.9%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2023, including certain closed offices are as follows:

Remainder of Fiscal 2023	$458
Fiscal 2024	1,669
Fiscal 2025	1,111
Fiscal 2026	700
Fiscal 2027	544
Thereafter	302
Less: Imputed interest	(435)
Present value of operating lease liabilities (a)	$4,349

(a) Includes current portion of $1,531 for operating leases.

8. Goodwill and Intangible Assets

Goodwill

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2022, and determined that its goodwill was not impaired. As of March 31, 2023, the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since the Company’s most recent annual goodwill impairment assessment indicating a possible triggering event. In response, the Company performed an interim goodwill impairment assessment as of March 31, 2023. As a result of this interim assessment as of March 31, 2023 and an internal review as of June 30, 2023, it was determined that no goodwill impairment was present. As previously disclosed, the Company incurred a goodwill impairment charge in the amount of $2,150 during the nine months ended June 30, 2022.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following tables set forth the costs, accumulated amortization, and net book value of the Company’s separately identifiable intangible assets as of June 30, 2023 and September 30, 2022 and estimated future amortization expense.

	June 30, 2023			September 30, 2022
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(20,460)	$8,610	$29,070	$(18,482)	$10,588
Trade names	8,329	(7,813)	516	8,329	(7,632)	697
Total	$37,399	$(28,273)	$9,126	$37,399	$(26,114)	$11,285

Remainder of Fiscal 2023	$720
Fiscal 2024	2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Fiscal 2027	916
$9,126

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

As of June 30, 2023, the Company had no outstanding borrowings and $12,434 available for borrowing under the terms of the CIT Facility. The Company also had $446 in unamortized debt issuance costs associated with the CIT Facility. The amortization expense of these debt costs totaled $38 for the three-month periods and $115 for the nine-month periods ended June 30, 2023 and 2022.

Under the CIT Facility, advances will be subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, was based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offered Rate (“LIBOR”), or any successor thereto, for the applicable interest period, subject to a 1% floor, plus the applicable margin.

On May 18, 2023, the Company entered into a Consent and Amendment No. 1 to the Loan and Security and Guarantee Agreement (the “Amendment”), by and among the Company, certain subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as the Lenders, and CIT BANK, a division of First-Citizen Bank & Trust Company (successor by merger to CIT Bank, N.A.), as Agent for the Lenders. Pursuant to the terms of the Amendment and subject to the terms and conditions set forth in the Amendment, CIT, and Lenders consented to the Company’s previously announced 2023 Stock Repurchase Program (as defined in the Amendment), which program will continue through December 31, 2023; provided that (i) the aggregate amount paid for all such repurchase transactions shall not exceed $20,000,000, and (ii) no Default or Event of Default (as defined in the Amendment) exists or would exist after giving effect to each repurchase transaction consummated thereunder. In addition, effective as of the date of the Amendment, the London interbank offered rate, LIBOR, is no longer used as a benchmark rate or otherwise operative within the Amendment and was replaced with the Secured Overnight Financing Rate, SOFR, as well as other conforming changes. In addition to interest costs on advances outstanding, the CIT Facility will provide an unused line fee ranging from 0.37% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration. The unused line fees incurred and included in interest expense totaled $25 for both the three-month periods and $76 for both the nine-month periods ended June 30, 2023 and 2022, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

10. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Payroll Protection Program Loans

During April and May 2020, the Company obtained Payroll Protection Program loans (“PPP loans”) for each of its operating subsidiaries. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. The Company and its operating subsidiaries were granted forgiveness of their respective PPP loans by the SBA during fiscals 2021 and 2022. The Company’s remaining PPP loans and interest were forgiven in December 2021 and corresponding gains in the aggregate amount of $16,773 were recognized during the nine months ended June 30, 2022.

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

11. Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of June 30, 2023, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). During fiscal 2021, the Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant. As of June 30, 2023, there were 8,885 shares available to be granted under the Plan (4,098 shares available for restricted stock grants and 4,787 shares available for stock option grants).

Restricted Stock

The Company granted 760 shares of restricted stock during the nine months ended June 30, 2023. On September 27, 2022, the Company adopted a new annual incentive compensation program (“AICP”) for its executives to be administered under the Company’s Incentive Stock Plan. The AICP includes a long-term incentive (“LTI”) compensation plan in the form of restricted stock awards comprised of two components: one that vests based on future service only, and a second that vests based on future service and performance. Initial awards under both service-only and service plus performance-based components of the AICP LTI plan are determined based on financial performance measures for the immediately preceding fiscal year. During the nine months ended June 30, 2023, 551 of the 760 restricted shares were granted based on actual results for fiscal 2022, as measured against corresponding financial targets for that year, and will cliff vest as of December 2, 2025.

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

Under the AICP LTI plan, the service plus performance-based grants of 209 restricted shares during the nine months ended June 30, 2023, represent the first tranche of a three-year schedule of awards. The next two tranches of up to 262 shares each (up to an additional 524 restricted shares in total) are scheduled to become effective as the Company’s financial plans and targets are set by the board of directors prior to each anniversary date for each of the two subsequent fiscal years, respectively. As the vesting of the two subsequent tranches will be based in part on performance conditions that have not yet been determined, the grant dates and fair values of these scheduled awards will be established in the future. The end of the requisite service periods for the entire 760 restricted shares granted during the nine months ended June 30, 2023, plus the additional 524 restricted shares eligible to be granted in the future, once the performance conditions are determined for fiscal 2024 and fiscal 2025, is December 2, 2025. Therefore, the remaining two tranches of the fiscal 2022 service plus performance-based awards may be expected to have grant dates corresponding with the establishment of the fiscal 2024 and fiscal 2025 financial performance targets by the Company’s board of directors. However, all final shares determined for each of the two subsequent annual tranches also will cliff vest on December 2, 2025.

Share-based compensation expense attributable to restricted stock was $119 and $76 for the three-month periods and $294 and $224 for the nine-month periods ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $610 of unrecognized compensation expense related to restricted stock outstanding and the weighted average vesting period for those grants was 3.06 years.

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2022	1,192	0.61
Granted	760	0.79
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2022	1,952	0.69
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2023	1,952	0.69
Granted	-	-
Vested	(150)	0.54
Non-vested restricted stock outstanding as of June 30, 2023	1,802	0.69

Warrants

The Company had 77 warrants outstanding as of June 30, 2023 and September 30, 2022 with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 1.76 and 2.50, respectively. No warrants were granted or expired during the nine months ended June 30, 2023.

Stock Options

All stock options outstanding as of June 30, 2023 and September 30, 2022 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company granted 435 stock options during the nine months ended June 30, 2023. The stock options generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options was $57 and $93 for the three-month periods and $382 and $244 for the nine-month periods ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was approximately $453 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.79 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)

Options outstanding as of September 30, 2022	2,427	1.54	1.26	7.65	-
Granted	435	0.78	0.63	-	-
Forfeited	(24)	0.72	0.57	-	-
Options outstanding as of December 31, 2022	2,838	1.43	1.17	7.77	-
Granted	-	-	-	-	-
Forfeited	(55)	1.06	0.97	-	-
Options outstanding as of March 31, 2023	2,783	1.44	1.17	7.52	-
Granted	-	-	-	-	-
Forfeited	(70)	0.96	0.88	-	-
Options outstanding as of June 30, 2023	2,713	1.45	1.18	7.25	-

Exercisable as of September 30, 2022	1,111	2.58	2.02	5.82	-
Exercisable as of June 30, 2023	1,885	1.82	1.46	6.55	-

12. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and nine-month periods ended June 30, 2023 and 2022:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2023	2022	2023	2022
Provision (benefit) for income taxes	$(6,752)	$96	$(6,621)	$59
Effective tax rate	-601%	3%	-258%	0%

The effective income tax rate on operations is based upon the estimated income for the year and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Our effective tax rate for the three and nine-month periods ended June 30, 2023 and 2022, is lower than the statutory tax rate primarily due to the effect of the valuation allowance on the net deferred tax asset (“DTA”) position.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, in part due to the fact that in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. As a result, the Company released $6,938 of the valuation allowance accordingly during the three-month period ended June 30, 2023.

13. Commitments and Contingencies

Litigation and Claims

As previously disclosed, on March 23, 2022, the Company settled the Sands Brothers Venture Capital II, LLC lawsuit. Under the terms of the agreement and release, neither the plaintiff nor the Company have admitted or conceded to any wrongdoing and the matter was settled in its entirety for a one-time payment to the plaintiff of approximately $1,175, of which the Company’s portion was $975, with insurance paying the balance. This payment was due and paid by April 8, 2022, and recorded in selling, general, and administrative expenses as a pre-tax charge in the Company’s condensed consolidated financial statements during the nine-month period ended June 30, 2022.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Industrial Staffing Services
Contract services revenue	$3,183	$4,120	$10,027	$11,944
Contract services gross margin (a)	17.7%	16.6%	16.5%	15.5%
Income from operations	$43	$136	$80	$828
Depreciation and amortization	14	17	43	48

Professional Staffing Services
Permanent placement revenue	$5,191	$8,026	$15,821	$20,073
Permanent placement services gross margin	100%	100%	100%	100%
Contract services revenue	$29,797	$28,967	$92,330	$91,572
Contract services gross margin	26.5%	26.9%	25.8%	26.9%
Income from operations	$2,891	$3,928	$7,409	$8,566
Depreciation and amortization	802	799	2,411	2,977

Unallocated Expenses
Corporate administrative expenses	$1,484	$937	$3,698	$4,566
Corporate facility expenses	108	99	329	283
Share-based compensation expense	176	169	676	468
Board related expenses	82	34	246	102
Total unallocated expenses	$1,850	$1,239	$4,949	$5,419

Consolidated
Total revenue	$38,171	$41,113	$118,178	$123,589
Income from operations	1,084	2,825	2,540	3,975
Depreciation and amortization	816	816	2,454	3,025

(a)

Credits related to estimated annual premium refunds from the Ohio Bureau of Workers Compensations totaling $17 and $46 are included in the three-month periods ended June 30, 2023 and 2022, respectively; and $19 and $83 for the nine-month periods ended June 30, 2023 and 2022, respectively. The Industrial Services gross margin normalized for the effects of these items were approximately 17.2% and 15.5% for the three-month periods ended June 30, 2023 and 2022, respectively; and 16.3% and 14.8% for the nine-month periods ended June 30, 2023 and 2022, respectively.

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, Triad Personnel Services and Triad Staffing. As of June 30, 2023, we operated from locations in eleven (11) states, including twenty-six (26) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Illinois and Massachusetts; (iii) three offices in Colorado; (iv) two offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

(Amounts in thousands except per share data, unless otherwise stated)

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Summary and Outlook

The quarter ended June 30, 2023, was our eighth consecutive quarter of profitability and free cash generation since completion of significant deleveraging initiatives and a follow-on offering during the quarter ended June 30, 2021. We believe our top line performance was generally in line with our industry peers and included quarter-over-quarter growth in two of the Company’s largest professional specialties, IT and finance, accounting and office (“FAO”) contract services. We are cautiously optimistic about future growth, and especially in our largest professional services businesses, led by IT, while taking into account continuing uncertainties and unknowns about the economy and labor environments.

The quarter ended June 30, 2023 also marked our twelfth consecutive quarter of improvement in results for purposes of evaluation of our deferred income tax valuation allowance, which had been set at 100% of our net deferred tax assets. As a result, we recognized a deferred tax benefit of $6,752 during the quarter, which accounted for approximately $0.06 of this quarter’s earnings per share. The reversal of this allowance is another significant milestone and indication of our progress.

We implemented a $20 million share repurchase program providing a means to return excess capital to our shareholders from our growing cash balances. As of June 30, 2023, we had repurchased 870 shares. As of August 11, 2023, the Company has repurchased 1,454 shares (accounting for approximately 1.3% of our issued and outstanding common shares immediately prior to the program). The Company has conducted repurchases consistently since the program’s implementation and intends to continue to take advantage of the present attractive market prices for its common shares.

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended June 30,
	2023	2022	Change	Change
Professional contract services	$29,797	$28,967	$830	3%
Industrial contract services	3,183	4,120	(937)	-23%
Total professional and industrial contract services	32,980	33,087	(107)	0%

Direct hire placement services	5,191	8,026	(2,835)	-35%
Consolidated net revenues	$38,171	$41,113	$(2,942)	-7%

Contract staffing services contributed $32,980, or approximately 86%, of consolidated revenues and direct hire placement services contributed $5,191, or approximately 14%, of consolidated revenues for the three-month period ended June 30, 2023. This compares to contract staffing services revenues of $33,087, or approximately 80%, of consolidated revenues and direct hire placement revenues of $8,026, or approximately 20%, of consolidated revenues for the three-month period ended June 30, 2022.

Despite economic headwinds, including persistent inflation and threats of recession, consolidated contract staffing services revenues for the three-month period ended June 30, 2023 were near level, down $107, or less than 1%, when compared to the three-month period ended June 30, 2022. Professional contract services revenue grew by $830, or 3%, led by our largest specialties, information technology and FAO and including pricing improvements implemented to mitigate rising costs related to inflation. Industrial staffing services for the quarter decreased by $937, or 23%, mainly due to a decrease in orders from clients. The industrial staffing markets in Ohio continue to be affected by workforce volatility following COVID-19, resulting in more competition for orders and temporary labor to fill orders.

(Amounts in thousands except per share data, unless otherwise stated)

Direct hire placement revenue for the three-month period ended June 30, 2023 decreased by $2,835, or approximately 35%, as compared to the three-month period ended June 30, 2022. Direct hire opportunities tend to be highly cyclical and demand dependent. Demand for the Company’s direct hire services in fiscal 2022 was extraordinarily high driven by post-COVID employment recovery trends, and peaked in the prior June 30, 2022 comparable quarter resulting in the highest ever direct hire revenues for the Company in a single quarter. Management believes that the Company’s direct hire performance during the three-month period ended June 30, 2023 was on par with larger employment and industry trends.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three-month period ended June 30, 2023, totaled $24,518, as compared to $24,612 for the three-month period ended June 30, 2022. The $94 overall decrease in cost of contract services was generally in line with the decrease in total contract revenues.

Gross profit percentage by service:

	Three Months
	Ended June 30,
	2023	2022
Professional contract services	26.5%	26.9%

Industrial contract services	17.7%	16.6%

Professional and industrial services combined	25.7%	25.6%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	35.8%	40.1%

(a)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month periods ended June 30, 2023 and 2022 were approximately 35.8% and 40.1%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 26.5% for three-month period ended June 30, 2023, compared to approximately 26.9% for the three-month period ended June 30, 2022. This decrease is due in part to increases in contractor pay associated with the recent rise in inflation resulting in some margin compression. The Company has stepped-up counter-inflationary measures, as seen in the current quarter results, including seeking increases in bill rates and spreads, where possible, to address margin compression.

The Company’s industrial contract services gross margin for the three-month period ended June 30, 2023, was approximately 17.7% versus approximately 16.6% for the three-month period ended June 30, 2022. Gross profit for the Company’s industrial contract services revenues include annual premium refunds from the Ohio Bureau of Workers Compensation insurance programs totaling $17 and $46 for the three-month periods ended June 30, 2023 and 2022, respectively. The industrial contract services gross margins excluding the effect of these refunds and distributions were approximately 17.2% and 15.5% for the three-month periods ended June 30, 2023 and 2022, respectively. The quarter-over-quarter increase, excluding the effects of the workers compensation premium refunds and distributions, is mainly attributable to price increases enacted to offset increases in contractor payroll, leading to higher spreads in the Industrial Segment.

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

The Company’s SG&A for the three-month period ended June 30, 2023 decreased by $1,107, or 9%, as compared to the three-month period ended June 30, 2022. SG&A as a percentage of revenues was 30.8% and 31.3% for the three-month periods ended June 30, 2023 and 2022, respectively. The decrease in SG&A and improvement in the SG&A ratio is mainly due to cost reductions the Company implemented in February and March 2023. The Company monitors operating costs including the impacts of inflation with a view towards identifying and taking advantage of potential cost reductions on a routine basis.

SG&A also includes certain non-cash costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $21 and $340 for the three-month periods ended June 30, 2023 and 2022, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation and Amortization Expense

Depreciation expense and amortization expense were level at $96 and $720 each, respectively, during both the three-month periods ended June 30, 2023 and 2022.

Income from Operations

Income from operations was $1,084 and $2,825 for the three-month periods ended June 30, 2023 and 2022, respectively. This decrease of $1,741 is mainly attributable to the decrease in direct hire placement revenues, offset in part by the cost reductions in SG&A as discussed above.

Interest Expense

Interest expense was $119 for the three-month period ended June 30, 2023, which increased by $23 as compared to the three-month period ended June 30, 2022, and included certain annual loan related fees and costs.

(Amounts in thousands except per share data, unless otherwise stated)

Interest Income

The Company began holding excess cash in interest bearing accounts in August 2022, on which interest income earned was $159 for the three-month period ended June 30, 2023.

Provision for Income Taxes

The Company recognized income tax (benefit) expense of $(6,752) and $96 for the three-month periods ended June 30, 2023 and 2022, respectively. Our effective tax rates for the three-month periods ended June 30, 2023, and 2022 are lower than the statutory rate primarily due to the effect of the change in valuation allowance on the net deferred tax asset (“DTA”) position.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, in part due to the fact that in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. As a result, the Company released $6,938 of the valuation allowance accordingly during the three months ended June 30, 2023.

Net Income

The Company’s net income was $7,876 and $2,633 for the three-month periods ended June 30, 2023 and 2022, respectively. The increase of $5,243 is mainly attributable to the deferred tax benefit of $6,752 outlined above. Excluding this activity, the decrease of $1,509 is consistent with the decrease in direct hire placement revenues, as offset by decreases in SG&A, as explained in the preceding applicable portions of this Management’s Discussion and Analysis (“MD&A”).

(Amounts in thousands except per share data, unless otherwise stated)

Nine Months Ended June 30, 2023 Compared to the Nine Months Ended June 30, 2022

Summary and Outlook

The nine-month period ended June 30, 2023, collectively demonstrates the continuation of profitability and free cash generation since completion of significant deleveraging initiatives and a follow-on offering during the quarter ended June 30, 2021. We believe our top line performance was generally in line with our industry peers and included quarter-over-quarter growth in two of the Company’s largest professional specialties, IT and FAO contract services. We are cautiously optimistic about future growth, and especially in our largest professional services businesses, led by IT, while taking into account continuing uncertainties and unknowns about the economy and labor environments.

The nine-month period ended June 30, 2023 included our twelfth consecutive quarter of improvement in results for purposes of evaluation of our deferred income tax valuation allowance, which had been set at 100% of our net deferred tax assets. As a result, we recognized a deferred tax benefit of $6,621, which accounted for approximately $0.06 of this nine-month period’s earnings per share. The reversal of this allowance is another significant milestone and indication of our progress.

We implemented a $20 million share repurchase program providing a means to return excess capital to our shareholders from our growing cash balances. As of June 30, 2023, we had repurchased 870 shares. As of August 11, 2023, the Company has repurchased 1,454 shares [accounting for approximately 1.3% of our issued and outstanding common shares immediately prior to the program]. The Company has conducted repurchases consistently since the program’s implementation and intends to continue to take advantage of the present attractive market prices for its common shares.

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months
	Ended June 30,
	2023	2022	Change	Change
Professional contract services	$92,330	$91,572	$758	1%
Industrial contract services	10,027	11,944	(1,917)	-16%
Total professional and industrial contract services	102,357	103,516	(1,159)	-1%

Direct hire placement services	15,821	20,073	(4,252)	-21%
Consolidated net revenues	$118,178	$123,589	$(5,411)	-4%

Contract staffing services contributed $102,357, or approximately 87%, of consolidated revenues and direct hire placement services contributed $15,821, or approximately 13%, for the nine-month period ended June 30, 2023. This compares to contract staffing services revenues of $103,516, or approximately 84%, of consolidated revenues and direct hire placement revenues of $20,073, or approximately 16%, of consolidated revenues for the nine-month period ended June 30, 2022.

Despite economic headwinds, including persistent inflation and threats of recession, consolidated contract staffing services revenues for the nine-month period ended June 30, 2023 were down only $1,159, or 1%, when compared to the nine-month period ended June 30, 2022. Professional contract services revenue grew by $758, or 1%, led by our largest specialties, information technology and FAO, and including pricing improvements implemented to mitigate rising costs related to inflation. Industrial contract staffing services for the first nine months decreased by $1,917, or 16%, mainly due to a decrease in orders from clients. The industrial staffing markets in Ohio continue to be affected by workforce volatility following COVID-19, resulting in more competition for orders and temporary labor to fill orders.

Direct hire placement revenue for the nine-month period ended June 30, 2023 decreased by $4,252, or 21%, as compared to the nine-month period ended June 30, 2022. Direct hire opportunities tend to be highly cyclical and demand dependent. Demand for the Company’s direct hire services in fiscal 2022 was extraordinarily high driven by post-COVID employment recovery trends, and peaked in the prior June 30, 2022 comparable periods resulting in the highest ever direct hire revenues for the Company during those periods. Management believes that the Company’s direct hire performance during the nine-month period ended June 30, 2023 was on par with larger employment and industry trends.

(Amounts in thousands except per share data, unless otherwise stated)

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the nine-month period ended June 30, 2023, totaled $76,918, as compared to $76,992 for the nine-month period ended June 30, 2022. The $74 decrease is generally in line with, but slightly less proportional in comparison to the decrease in contract revenues, due to increases in contractor pay as a result of recent wage inflation.

Gross profit percentage by service:

	Nine Months
	Ended June 30,
	2023	2022
Professional contract services	25.8%	26.9%

Industrial contract services	16.5%	15.5%

Professional and industrial services combined	24.9%	25.6%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	34.9%	37.7%

(a)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margins, including direct hire placement services (recorded at 100% gross margin) for the nine-month periods ended June 30, 2023 and 2022 were approximately 34.9% and 37.7%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 25.8% for the nine-month period ended June 30, 2023 compared to approximately 26.9% for the nine-month period ended June 30, 2022. This decrease is due in part to increases in contractor pay associated with the recent rise in inflation resulting in some margin compression. The Company has stepped-up counter-inflationary measures, as seen in the current quarter results, including seeking increases in bill rates and spreads, where possible, to address margin compression.

The Company’s industrial contract services gross margin for the nine-month period ended June 30, 2023, was approximately 16.5% versus approximately 15.5% for the nine-month period ended June 30, 2022. Gross profit for the Company’s industrial contract services revenues include annual premium refunds from the Ohio Bureau of Workers Compensation insurance programs totaling $19 and $83 for the nine-month periods ended June 30, 2023 and 2022, respectively. The industrial contract services gross margins excluding the effect of these refunds and distributions were approximately 16.3% and 14.8% for the nine-month periods ended June 30, 2023 and 2022, respectively. The quarter-over-quarter increase, excluding the effects of the workers compensation premium refunds and distributions, is mainly attributable to price increases enacted to offset increases in contractor payroll, leading to higher spreads in the Industrial Segment.

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

The Company’s SG&A for the nine-month period ended June 30, 2023 decreased by $1,181, or 3%, as compared to the nine-month period ended June 30, 2022. SG&A, as a percentage of revenues, was approximately 30.7% and 30.3% for the nine-month periods ended June 30, 2023 and 2022, respectively. SG&A for the nine-month period ended June 30, 2022, included expenses for the settlement of a legal matter and severance agreements totaling $975 and $838, respectively. The net increase in SG&A relative to revenue, excluding the impact of these non-recurring items, is largely a result of the effects of inflation on compensation and other operating costs. In February and March 2023, the Company implemented certain cost reductions with estimated annual savings of approximately $4.0 million, the impact of which began to take effect in the most recent quarter’s results through June 30, 2023. The Company monitors operating costs including the impacts of inflation with a view towards identifying and taking advantage of potential cost reductions on a routine basis.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were estimated to be $130 and $1,871 for the nine-month periods ended June 30, 2023 and 2022, respectively, and include mainly expenses associated with former closed and consolidated locations, and personnel costs associated with eliminated positions.

Depreciation and Amortization Expense

Depreciation expense was $295 and $276 for the nine-month periods ended June 30, 2023 and 2022, respectively. The increase in depreciation expense is due to recent net additions to fixed assets. Amortization expense was $2,159 and $2,749 for the nine-month periods ended June 30, 2023 and 2022, respectively. The decrease is due to intangible assets related to certain non-compete agreements and trade names becoming fully amortized.

Income from Operations

Income from operations was $2,540 and $3,975 for the nine-month periods ended June 30, 2023 and 2022, respectively. This decrease of $1,435 is not proportional to the decrease in period over period revenues as the nine-month period ended June 30, 2022 included expenses for a legal settlement and severance agreements totaling $975 and $838, respectively. Excluding these items, the net decrease of $3,248 is consistent with the decrease in revenues, mainly in direct hire placements, as discussed above.

(Amounts in thousands except per share data, unless otherwise stated)

Interest Expense

Interest expense was $265 for the nine-month period ended June 30, 2023, which decreased by $36 compared to the nine-month period ended June 30, 2022.

Interest Income

The Company began holding excess cash in interest bearing accounts in August 2022 on which interest income earned was $292 for the nine-month period ended June 30, 2023.

Provision for Income Taxes

The Company recognized income tax (benefits) expense of $(6,621) and $59 for the nine-month periods ended June 30, 2023 and 2022, respectively. Our effective tax rates for the nine-month periods ended June 30, 2023 and 2022 are lower than the statutory rate primarily due to the effect of the change in valuation allowance on the net DTA position.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, in part due to the fact that in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. As a result, the Company released $6,938 of the valuation allowance accordingly during the nine months ended June 30, 2023.

Net Income

The Company’s net income was $9,188 and $20,388 for the nine-month periods ended June 30, 2023 and 2022, respectively. The decrease in net income is mainly attributable to gains of $16,773 from extinguishment of the Company’s remaining PPP loans, offset by a $2,150 non-cash goodwill impairment charge during the nine months ended June 30, 2022. Additionally, the deferred tax benefit of $6,621 during the nine months ended June 30, 2023 partially offset the decrease in comparable periods. Excluding these items, the remaining net decrease of $3,198 is consistent with the decrease in direct hire placement revenues, as offset by decreases in SG&A, as explained in the preceding applicable portions of this MD&A.

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

The following table sets forth certain consolidated statements of cash flows data:

	Nine Months
	Ended June 30,
	2023	2022
Cash flows provided by operating activities	$2,606	$7,931
Cash flows used in investing activities	(104)	(225)
Cash flows used in financing activities	(624)	(113)

As of June 30, 2023, the Company had $20,726 of cash, which was an increase of $1,878 from $18,848 as of September 30, 2022. As of June 30, 2023, the Company had working capital of $31,294 compared to $26,643 of working capital as of September 30, 2022. The increase in working capital is mainly attributable to the final installment of deferred payroll taxes under the CARES Act being paid and annual incentive compensation payments during the nine months ended June 30, 2023, which were reflected in current liabilities in the aggregate amount of $3,027 as of September 30, 2022. These payments also account for corresponding reductions in cash flows provided by operating activities as of June 30, 2023.

The primary uses of cash for investing activities were for the acquisition of property and equipment during the nine-month periods ended June 30, 2023 and 2022.

The cash flows used in financing activities were for purchases of treasury stock during the nine-month period ended June 30, 2023, and payments made on finance leases during the nine-month periods ended June 30, 2023 and 2022.

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on June 30, 2023, are approximately $1,746. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on June 30, 2023.

The Company had approximately $12,434 in availability for borrowings under its CIT Facility as of June 30, 2023. There were no outstanding borrowings on the CIT Facility as of June 30, 2023, or September 30, 2022, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying condensed consolidated balance sheets.

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program will continue through December 31, 2023, may be suspended or discontinued at any time and does not obligate the Company to repurchase any number of shares of common stock. The share repurchase program is to be conducted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During the three-months ended June 30, 2023, the Company repurchased 870 shares of its common stock at a total cost of $471.

As of August 11, 2023, the Company has repurchased 1,454 shares (accounting for approximately 1.3% of our issued and outstanding common shares immediately prior to the program). The Company has conducted repurchases consistently since the program’s implementation and intends to continue to take advantage of the present attractive market prices for its common shares.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2023, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2023, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's nine-month period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In March and April 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that diminished depositor confidence could spread across the banking industry, leading to deposit outflows and other destabilizing results. The Federal Reserve Board has announced that it will provide funding to ensure that banks have sufficient liquidity to meet the needs of their depositors, but there can be no assurance whether such funding will be adequate to address these issues. The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. However, the Company has also taken measures to diversify its deposit base, that are intended to mitigate and minimize its potential exposure to losses as a result of maintaining cash deposits in accounts that exceed FDIC insurance limits. Among these, during the quarter ended June 30, 2023, the Company has deposited $13 million of its excess cash under a brokerage arrangement with a major financial advisory institution that manages and deposits these funds under a specialized program whereby the funds are allocated among FDIC insured banks in amounts that individually do not exceed the established FDIC insured limit of $250 thousand.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program will continue through December 31, 2023, may be suspended or discontinued at any time and does not obligate the Company to repurchase any number of shares of common stock. The share repurchase program is to be conducted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

Our purchases of our common stock during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
May 1, 2023 - May 31, 2023	332,534	$0.52	332,534	$19,821,552
June 1, 2023 - June 30, 2023	538,093	0.52	538,093	19,528,712
	870,627		870,627

(a)	Excludes brokerage commissions paid by the Company.

As of August 11, 2023, the Company has repurchased 1,454,725 shares (accounting for approximately 1.3% of our issued and outstanding common shares immediately prior to the program). The Company has conducted repurchases consistently since the program’s implementation and intends to continue to take advantage of the present attractive market prices for its common shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit
10.01

Consent and Amendment No. 1 to the Loan and Security and Guarantee Agreement, dated as of May 18, 2023, by and among the Company, certain Subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and CIT BANK, a division of First-Citizen Bank & Trust Company (successor by merger to CIT Bank, N.A.), as Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 25, 2023.

31.01*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.02*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.01**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
32.02**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

GEE GROUP INC.
(Registrant)

Date: August 14, 2023	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

