Form 10-K
period 2023-09-30
GEE Group Inc.
filed 2023-12-18
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2023 was 107,292,755 x $0.42 = $45,062,957.

The number of shares outstanding of the registrant’s common stock as of December 15, 2023 was 109,092,402.

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

Item 1. Business

General

GEE Group Inc. (the “Company,” “us,” “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of human resources solutions which primarily include the provision of temporary and permanent personnel in the professional and industrial services sectors to customers located in the United Sates. We, through our operating subsidiaries, deliver our services from a network of four virtual locations and 26 branch office locations located in or near several major U.S. cities, including, but not limited to: Atlanta, Dallas, Denver, and Miami.

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

•

SNI Companies provides human resource solutions, including direct hire and contract staffing, project support and retained search services specializing primarily in the accounting, finance, banking, IT and office support verticals to customers located in major U.S. metropolitan markets, such as Dallas/Fort Worth, Chicago, Denver, Miami, Minneapolis, Princeton, Tampa, Jacksonville, Hartford, Andover and surrounding areas. SNI Companies’ brands include Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, and SNI Technology®.

Industrial Division

•

Triad Staffing provides light industrial contract labor services for all phases of manufacturing and electronic assembly, warehousing, picking, packing and shipping and custodial and general labor operations throughout Ohio.

The percentage of revenues derived from each of the Company’s direct hire and contract services lines are as follows:

	Fiscal
	2023	2022
Professional direct hire placement services	12.7%	16.1%
Professional contract services	78.7%	74.2%
Industrial contract services	8.6%	9.7%

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

•

Entering other fast-growing markets following existing customers who are expanding their operations and cross-selling services by leveraging strategic customer relationships capitalizing on the Company’s national managed services agreements MSA, MSP and VMS relationships;

•	Expanding our geographic footprint of professional services offerings into new markets believed to possess high growth potential, particularly with regard to our IT brands;

•	Adding recruiting and sales talent to our existing delivery network to obtain new customers and increase the number of placements made to increase revenue;

•

Increasing scalability and expanding operating margins through the on-going process of streamlining back office operations, establishing and leveraging regional centers of excellence, improving upon per desk production averages, elimination of duplicative costs among our businesses, and continued realization of economies of scale; and

•

Capitalizing on hiring opportunities created by volatility in the economic and labor markets by providing on-demand labor to fill the personnel voids of businesses following corporate America’s reactions and resulting on-going realignments since the on-set of the COVID-19 pandemic. As the economy recovers and companies have returned to sustained operations and growth, demand for our services has accelerated, with a particular focus on IT, E-Commerce and Logistics. We expect to continue to capitalize on these opportunities and to explore and innovate others, particularly in IT, including frontier areas such as digital content and information management disciplines.

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

Marketing

We market our staffing services using our corporate and trade names in our respective vertical markets. As of September 30, 2023, we operated from locations in eleven (11) states, including twenty-six (26) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Illinois, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Georgia and Massachusetts; (iii) three offices in Colorado; (iv) two offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

There was no customer that represented more than 10% of the Company’s consolidated revenue in fiscal 2023 or fiscal 2022.

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

•

Strong and proven capability to deliver outstanding results for our clients under significant time constraints on large-scale projects leveraging our wide office network and experienced project team leaders, including experience with MSP and VMS programs;

•

Well established strategies and procedures for both temporary and permanent virtual working supported by technology to facilitate communication, recruiting, onboarding and management of the business virtually;

•

Specialized state-of-the-art databases, applicant tracking systems (“ATS”) and other technology tools that facilitate swift, expert matching of candidates to job requirements providing highly-qualified multiple choices to clients;

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

The COVID-19 pandemic has caused staffing companies to significantly rethink and alter their operations and, in some cases, even their fundamental business models. Staffing companies played a prominent, if not leading, role in recent new workplace trends, including flexible scheduling and remote work arrangements, as two significant examples. A natural result of the shutdowns, quarantines, social distancing and other COVID-19 guidelines is reinforcement of these types of newer workplace trends in many cases. Therefore, we expect that even as the threat of COVID-19 has substantially lessened, these workplace trends are likely to continue on and occupy a permanent place going forward.

Most recently, the staffing industry overall has experienced a material decline in business during 2023, following record or near record performance in 2022. Staffing Industry Analysts (“SIA”), a leading industry trade organization, recently published in its September 2023 Industry Forecast update, that the U.S. Staffing Industry is expected to decline by 10% in 2023. The SIA report cites forecasted declines in virtually all professional and industrial or commercial verticals. The identified causes vary within different verticals and scenarios, with the overall level of uncertainties that persist in the U.S. and global economies and labor markets receiving significant mention. Other cited causes of the decline particularly in light industrial and administrative and clerical markets are the rise of new B2C trends, such as Uber and DoorDash, and, in other markets, “side gigs” that offer potential candidates alternative opportunities and increased competition for recruiters.

Employees

As of September 30, 2023, the Company had approximately 251 regular employees and the number of contract service employees varied week to week during fiscal 2023, from a minimum of approximately 1,530 to a maximum of 1,996.

Our Corporate Information

We were incorporated in the State of Illinois in 1962 and are the successor to employment offices doing business since 1893. Our principal executive offices are located at 7751 Belfort Parkway, Suite 150, Jacksonville, Florida 32256, and our telephone number at that location is (904) 512-7501.

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

The U.S. and larger global economies experienced historically high inflation during 2022, which continued into 2023. The Federal Reserve and other Central Banks already have raised interest rates more aggressively and to their highest levels in decades. As a result, the prospect for a recession is considered by many to be likely. Some sources have declared that the U.S. already has experienced a recession. Consumer prices, including basic costs of food, fuel, utilities, healthcare, mortgage and personal loan rates, and other non-discretionary and discretionary consumer items have risen significantly. Wages are up, however, increases in wages have lagged price inflation resulting in a net decline in real personal incomes relative to consumer spending. Volatility continues to exist in the workforce making it more difficult and costly for employers to recruit, hire and/or retain workers. U.S. unemployment remains relatively low, however the labor utilization rate and ratio of workers to the total population also remain low. Shortages in the workforce are a significant factor in supply shortages relative to demand and also help fuel inflation. On the global stage, two wars are now being waged, the first led by the invasion of Ukraine by Russia, and the second, following the recent invasion of Israel by Hamas terrorists. These and overtures by China over Taiwan and the South China Sea, also add instability to the uncertainty driving socioeconomic forces, which in turn, impact the Company’s and its subsidiaries’ operations.

The present conditions and state of our U.S. and global economies make it difficult to predict the extent to which a recession has occurred or will occur or worsen in the near future, and we and other members of the U.S. Staffing Industry already have seen significant declines in business in 2023. In the event of recurring or worsening conditions, in which the U.S. economy remains uncertain or contracts, we expect that our business will continue to be negatively impacted, accordingly. The Company has taken significant actions to shore up its resources and means in order to mitigate the negative effects of economic downturns; however, should economic conditions remain uncertain or worsen in the future, one may expect either scenario to continue to have an adverse effect on the business of the Company and its subsidiaries.

THE NEGATIVE EFFECTS OF THE CORONAVIRUS PANDEMIC AND ITS SUBSEQUENT VARIANTS, CARES ACT REQUIREMENTS, AND TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

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

The operations and liquidity of our operating subsidiaries were severely impacted by COVID-19. As a result and out of necessity, in fiscal 2020, we applied for and obtained financial relief in the form of funds received in exchange for promissory notes issued by the U.S. Small Business Administration (“SBA”) and U.S. Treasury under the Payroll Protection Program of the CARES Act (“PPP loans”). The Company and eight of its operating subsidiaries received PPP loans, totaling $19,927 thousand, and have since applied for and received forgiveness of their respective PPP loans from the SBA. The forgiveness of these loans, including their respective accrued and unpaid interest amounts, have been recognized by eliminating them from the Company’s consolidated balance sheets with corresponding gains in consolidated net income in fiscal 2021 and 2022.

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

OUR REVENUE CAN VARY BECAUSE OUR CUSTOMERS CAN TERMINATE THEIR RELATIONSHIP WITH US AT ANY TIME WITH LIMITED OR NO PENALTY.

We focus on providing professional and light industrial personnel on a temporary assignment-by-assignment basis, which customers can generally terminate at any time or reduce their level of use when compared to prior periods. To avoid large placement agency fees, large companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge fees as a mark-up to the hourly pay rate or based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill may have a large financial incentive to avoid agencies.

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

Substantially all of our revenue is derived from multi-year contracts that are terminable for convenience of the customer. Under our multi-year agreements, we contract to provide customers with staffing services through work or service orders at the customers’ request. Under these agreements, our customers often have little or no obligation to request our staffing services. In addition, most of our contracts are cancellable on limited notice, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for services under these agreements that may ultimately be delayed or cancelled. We could face a significant decline in revenues and our business, financial condition or results of operations could be materially adversely affected if:

•	we see a significant decline in the staffing services requested from us under our service agreements; or

•	our customers cancel or defer a significant number of staffing requests; or our existing customer agreements expire or lapse and we cannot renew or replace them with similar agreements.

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

SUBSTANTIAL ALTERATION OF OUR CURRENT BUSINESS AND REVENUE MODEL COULD HURT SHORT-TERM RESULTS.

Our present business and revenue model represents our view of optimal business and revenue generation, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with one or more alternatives driven by motivations other than near-term revenues and/or profitability (for example, building market share ahead of our competitors). Any such alteration or replacement of our current business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. We cannot assure that any such adjustment or change in the business and revenue model would prove to be successful whether adopted in response to industry changes or for other reasons.

WE DEPEND ON OUR SENIOR MANAGEMENT TEAM AND THE LOSS OF ONE OR MORE KEY EMPLOYEES OR AN INABILITY TO ATTRACT AND RETAIN HIGHLY SKILLED EMPLOYEES COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends largely upon the continued services of our executive officers and on certain other mission-critical individual contributors. We rely on our leadership team for the management and oversight of our business operations, including but not limited to, developing and executing our strategy, business and financial planning, research and development, marketing, sales, human resources, client services, finance, and other general and administrative functions,. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. Employment agreements with our executive officers or other key personnel contain terms and conditions while employed by us, however, they also continue to be considered “at will” employees and, as such, they are not legally required to continue to work for us for any specified period and may terminate their employment with us at any time should they choose. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience challenges in hiring and retaining employees with appropriate qualifications. Extended stay-at-home, business closure, and other restrictive orders also may be expected to impact our ability to identify, hire, and train new personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

WE DEPEND ON ATTRACTING, INTEGRATING, MANAGING, AND RETAINING QUALIFIED PERSONNEL.

Our success depends upon our ability to attract, integrate, manage and retain personnel who possess the skills and experience necessary to fulfill our clients’ needs. Our ability to hire and retain qualified personnel could be impaired by any diminution of our reputation, decrease in compensation levels relative to our competitors, modifications to our total compensation philosophy that might be perceived negatively, or aggressive competitor hiring programs. If we cannot attract, hire and retain required qualified personnel, our business, financial condition and results of operations would be negatively impacted. Our future success also depends upon our ability to manage the successful performance of our personnel. Failure to successfully manage the performance of our personnel could affect our profitability by causing operating inefficiencies that could increase operating expenses and reduce operating income.

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

Staffing Industry Analysts, a leading industry trade organization, recently published in its September 2023 Industry Forecast update, that the U.S. Staffing Industry is expected to decline by 10% in 2023. The identified causes vary within different market verticals and scenarios, with the overall level of uncertainties that persist in the U.S. and global economies and labor markets receiving significant mention. Other cited causes of the decline particularly in light industrial and administrative and clerical markets are the rise of new B2C trends, such as Uber and DoorDash, and, in other markets, “side gigs” that offer alternative opportunities to potential employment candidates and increased competition amongst recruiters.

WE OPERATE IN AN INTENSELY COMPETITIVE AND RAPIDLY CHANGING BUSINESS ENVIRONMENT, AND THERE IS A SUBSTANTIAL RISK THAT OUR SERVICES COULD BECOME OBSOLETE OR UNCOMPETITIVE.

The markets for our services are highly competitive and include many larger, more established companies. Our markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules and reduce prices. Furthermore, we face competition from a number of sources, including other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do. New and existing competitors are aided by technology, and the market has low barriers to entry. Furthermore, Internet employment sites expand a company’s ability to find workers without the help of traditional agencies. Personnel agencies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of staffing companies obsolete. Specifically, the increased use of the internet may attract technology-oriented companies to the professional staffing industry. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing company.

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

WE MAY NOT BE ABLE TO MANAGE EXPECTED GROWTH AND INTERNAL EXPANSION.

Our ability to manage growth effectively will be important to our business and future results of operations and financial condition. Expansion of our resources and operations will be required to address anticipated growth of our customer base and market opportunities. Expansion may be expected to place additional strain on our management, operational and financial resources, and thereby our ability to provide quality services and support for our clients and other stakeholders. In these regards, we anticipate the need to enhance existing resources, processes and controls, including but not limited to, implementation of new operational and financial systems, and development of additional procedures and controls to expand, train and manage our growing employee base and to service new and growing customers. Our failure to manage growth effectively, therefore, could have a materially negative effect on our business, results of operations and financial condition.

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

The Company’s investigation determined that the unauthorized third party acquired a relatively small amount of data maintained on the encrypted servers, to include in some cases, individual personal information such as names, social security numbers, passport and driver license information. Our forensic investigation has been concluded and we believe we have reasonably determined the scope of the incident. Individuals affected by this incident were sent formal notification in accordance with applicable state and federal laws. The cost of investigating and resolving the incident has been immaterial. Based on what management and the Company’s third-party cyber security experts have determined in their investigation, the Company also does not foresee this incident having any future material detrimental effect on our business or financial position. The Company has in place cyber liability insurance coverage, subject to certain policy limitations and deductibles. The Company had also immediately notified the cyber insurance carrier of the network security incident, who worked with management and the Company’s third-party cyber security experts on this matter.

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

18

•

failure to realize anticipated growth opportunities from a combined business, because existing and potential clients may be unwilling to consolidate business with a single supplier or to stay with the acquirer post acquisition;

•	impacts of cash on hand and debt incurred to finance acquisitions, thus increasing debt leverage and reducing liquidity for other significant strategic objectives;

•	internal controls, disclosure controls, corruption prevention policies, human resources and other key policies and practices of the acquired companies may be inadequate or ineffective;

•	overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings (“synergies”) and revenue enhancements;

•	increased expenses associated with completing an acquisition and amortizing any acquired intangible assets;

•	challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business;

•	failure to retain, motivate and integrate key management and other employees of the acquired business; and

•	loss of customers and a failure to integrate and retain customer bases.

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

The market price of our common stock has been highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic and more recently, significant inflation, rising interest rates, economic uncertainty and volatility and uncertainty in our labor market. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance.

Although our common stock is listed on the NYSE American, we cannot assure you that an active public market will develop for our common stock. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a shareholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if the relatively limited trading volumes for our stock persists, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without large enough trading volumes, our common stock may be expected to remain less liquid than the stock of other more actively traded companies and, as a result, the trading prices of our common stock may be more volatile. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

•	our quarterly or annual operating results and financial position;

•	adverse market reaction to changes in our indebtedness, if any;

•	the perceived impact of the present uncertainties in the economy and labor markets on our industry and our own results;

•	announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments;

•	litigation and government investigations;

•	pending acquisitions, if any;

•	investment recommendations by securities analysts following our business or our industry;

•	additions or departures of key personnel;

•	changes in the business, earnings estimates or market perceptions of our competitors;

•	our failure to achieve operating results consistent with securities analysts’ projections;

•	future changes in industry, general market or economic conditions; and

•	changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business.

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

We intend to retain a substantial portion of future earnings for use in the development of our business and do not anticipate paying any cash dividends on our common stock in the near future. We are presently repurchasing our own common shares in the open market, under authorization of our board of directors and in accordance with applicable Federal and state laws, regulations and rules. However, any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our board of directors may deem relevant. In addition, our ability to pay cash dividends is restricted by the terms of our debt financing arrangements, and any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

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

We have experienced losses from operations and negative operating cash flow in the past and have an accumulated deficit. We have had to raise additional funds in order to deleverage, recapitalize and finance our current operations and may have to in the future if we are unable to sustain our current operations and results. If additional capital is not available to us when and if needed or on acceptable terms, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. Any additional capital raised through the sale of equity or equity-backed securities may be expected to dilute our shareholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

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

Provisions of our amended and restated articles of incorporation, as amended, our amended and restated by-laws, as amended, and Illinois law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests. These provisions include, but are not limited to:

•

restrictions on the ability of shareholders to call special meetings of shareholders. Special meetings of our shareholders may be called only by the chairman of the board of directors, our president, a majority of the members of the board of directors, or by one or more shareholders holding shares in the aggregate entitled to cast not less than 20% of the votes at the special meeting;

•

establishing a staggered board of directors. Our board is divided into three classes, each of which shall serve for a term of three years, with only one class of directors being elected in each year. As a result, successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	requiring advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for nominations of candidates for election to our board of directors;

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

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common shares to cover their short position. This is referred to as a “short squeeze” in lay terms. A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we are not aware of any material weaknesses, we cannot assure you that one or more will not be identified in the future.

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

INTERRUPTION OF OUR BUSINESS COULD RESULT FROM INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM OR CIVIL UNREST.

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The U.S. economy, in general, is being adversely affected by terrorist activities and the potential activities for terrorist activities or other civil unrest. Any resulting economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow the business. It is impossible to predict how this may affect our business or the economy in the U.S. and in the world. In the event of further threats or acts of terrorism or civil unrest, our business and operations may be further severely and adversely affected.

OUR BUSINESS MAY BE IMPACTED BY POLITICAL EVENTS, WAR, PUBLIC HEALTH ISSUES, INCLEMENT WEATHER, NATURAL DISASTERS AND OTHER BUSINESS INTERRUPTIONS.

War, geopolitical uncertainties, public health issues (such as the COVID-19 pandemic) and other business interruptions have caused and could cause damage or disruption to commerce and the economy, and thus could have a material adverse effect on us and our customers. Two wars are now being waged at the global level, the first led by the invasion of Ukraine by Russia, and the second, following the recent invasion of Israel by Hamas terrorists. These and continuing overtures by China over Taiwan and the South China Sea, also add instability to the uncertainty driving socioeconomic forces, which in turn, impact the Company’s and its subsidiaries’ operations. Our business operations also are subject to interruption by, among others, inclement weather, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks, civil unrest and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our services.

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

In March and April 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation (“FDIC”) receiverships. In the aftermath, there has been market disruption and indications that diminished depositor confidence could spread across the banking industry, leading to deposit outflows and other destabilizing results. The Federal Reserve Board announced that it would provide funding to ensure that banks have sufficient liquidity to meet the needs of their depositors, but there can be no assurance whether such funding will be adequate to fully address these issues. The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. However, the Company has taken measures to diversify its deposit base, that are intended to mitigate and minimize its potential exposure to losses as a result of maintaining cash deposits in accounts that exceed FDIC insurance limits. Among these, during fiscal 2023, the Company established, and initially deposited $13 million of its excess cash, under a brokerage arrangement with a major financial advisory institution that manages and deposits these funds under a specialized program whereby the funds are allocated among FDIC insured banks in amounts that individually do not exceed the established FDIC insured limit of $250 thousand. To date, the Company has not experienced any material loss as a result of the failure of any financial institution in which it has funds or other assets on deposit.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company’s policy is to lease (rather than purchase) commercial office space for all of its offices. The Company’s headquarters are located with one of its branch locations in Jacksonville Florida, for which the applicable lease expires in 2026.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, Triad Personnel Services and Triad Staffing. As of September 30, 2023, we operated from locations in eleven (11) states, including twenty-six (26) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Illinois, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Georgia and Massachusetts; (iii) three offices in Colorado; (iv) two offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the NYSE American and is traded under the symbol “JOB.”

Holders of Record

There were 745 holders of record of the Company’s common stock on September 30, 2023.

Dividends

No dividends were declared or paid during the fiscal years ended September 30, 2023 and 2022. We do not anticipate paying any cash dividends for the foreseeable future.

Share Repurchase Program

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program will continue through December 31, 2023, may be suspended or discontinued at any time and does not obligate the Company to repurchase any number of shares of common stock. The share repurchase program is being conducted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. The Company has conducted repurchases consistently since the program’s implementation and intends to continue to take advantage of the present attractive market prices for its common stock.

Our purchases of our common stock during the three months ended September 30, 2023, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
July 1, 2023 - July 31, 2023	584,098	$0.51	584,098	$19,245,696
August 1, 2023 - August 31, 2023	809,371	0.60	809,371	18,762,928
September 1, 2023 - September 30, 2023	1,147,615	0.59	1,147,615	18,084,617
	2,541,084		2,541,084

(a)	Excludes brokerage commissions paid by the Company.

As of December 15, 2023, the Company has repurchased 5,808,053 shares of its common stock pursuant to the share repurchase program (accounting for approximately 5.1% of our issued and outstanding common shares immediately prior to the program).

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2023, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. The plan granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either restricted stock and incentive or non-statutory stock options to employees. Effective July 13, 2022, the tenth anniversary of the Plan, incentive stock options are no longer eligible to be granted. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2023 and September 30, 2022 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant. The maximum number of shares that may be granted under the 2013 Plan is 15 million (7,500 thousand for restricted stock grants and 7,500 thousand for stock option grants). This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,317,644	$1.03	7,782,356
Total	5,317,644	$1.03	7,782,356

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of September 30, 2023, we operated from locations in eleven (11) states, including twenty-six (26) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Illinois, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Georgia and Massachusetts; (iii) three offices in Colorado; (iv) two offices and two additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

(Amounts in thousands except per share data, unless otherwise stated)

Results of Operations

Fiscal year ended September 30, 2023 (“fiscal 2023”), and fiscal year ended September 30, 2022 (“fiscal 2022”)

Summary and Outlook

Fiscal 2023 results declined from those of fiscal 2022, as expected, primarily as the result of economic and labor market uncertainties and instability, which negatively impacted the numbers of orders and candidates available to fill orders across our businesses. Fiscal 2022 also was an above average year in terms of performance, and while fiscal 2023 results were lower overall, the Company once again was profitable and generated positive cash flow from operations, as it has consistently done since completion of the significant deleveraging initiatives and a follow-on offering during the quarter ended June 30, 2021. We also believe our top line performance was in line with our industry peers and above average in regards to our IT brands. Our lowest performing businesses continued to be those serving light industrial and office clerical markets. We are cautiously optimistic about our ability to return to growth once again, and especially in our largest professional services businesses, led by IT, as uncertainties and unknowns about the economy and labor environments lessen.

We experienced twelve quarters of cumulative pre-tax income during our fiscal third quarter ended June 30, 2023, for purposes of evaluation of our deferred income tax valuation allowance, which had been set at 100% of our net deferred tax assets. As a result of this and our evaluations of other positive and negative evidence, we have recognized a net deferred tax benefit of $7,249 for the fiscal year ended September 30, 2023, which accounted for approximately $0.06 of this period’s earnings per share. The reversal of this allowance during fiscal 2023 represented a significant milestone and indication of our progress.

We also implemented a $20 million share repurchase program during fiscal 2023, providing a means to return excess capital to our shareholders from our growing cash balances. As of September 30, 2023, we had repurchased 3,411 shares. As of December 15, 2023, the Company has repurchased 5,808 shares (accounting for approximately 5.1% of our issued and outstanding common shares immediately prior to the program). The Company has conducted repurchases consistently since the program’s implementation and intends to continue to take advantage of the present attractive market prices for its common shares.

Net Revenues

Consolidated net revenues are comprised of the following:

	Fiscal
	2023	2022	$ Change	% Change
Professional contract services	$120,046	$122,562	$(2,516)	(2)%
Industrial contract services	13,005	15,945	(2,940)	(18)%
Total contract services revenues	133,051	138,507	(5,456)	(4)%

Direct hire placement services	19,392	26,605	(7,213)	(27)%
Consolidated net revenues	$152,443	165,112	$(12,669)	(8)%

Contract staffing services contributed $133,051, or approximately 87%, of consolidated revenue and direct hire placement services contributed $19,392, or approximately 13%, of consolidated revenue for fiscal 2023. This compares to contract staffing services revenue of $138,507, or approximately 84%, of consolidated revenue and direct hire placement revenue of $26,605, or approximately 16%, of consolidated revenue for fiscal 2022.

As a result of the economic headwinds encountered during fiscal 2023, including persistent inflation and threats of recession, consolidated contract staffing services revenues for fiscal 2023 were down only $5,456, or 4%, when compared to fiscal 2022. Professional contract services revenue decreased by $2,516, or 2%, which can be attributed to completion of certain discreet (non-recurring) projects in fiscal 2022, including professional staffing support provided to former COVID-19 response vaccination and testing facilities. These discreet projects generated $3,152 in revenue during fiscal 2022. Excluding the effects of these discreet projects, professional contract services revenues would have increased $636, or 0.5%, during fiscal 2023. Industrial staffing services revenues decreased by $2,940, or 18%, mainly due to a decrease in orders from clients. Our industrial staffing markets in Ohio, as well as office clerical markets in various locations, continue to be affected by workforce volatility following COVID-19, resulting in more competition for orders and temporary labor to fill orders. According to a U.S. Staffing Industry Forecast report published in September 2023 by Staffing Industry Analysts, U.S. staffing industry revenues are expected to decline 10% over the 2023 calendar year.

(Amounts in thousands except per share data, unless otherwise stated)

Direct hire placement revenue for fiscal 2023 decreased by $7,213, or 27%, over fiscal 2022. Direct hire opportunities tend to be highly cyclical and demand dependent, tending to rise during economic recovery and decline during downturns. Demand for the Company’s direct hire services in fiscal 2022 was extraordinarily high driven by post-COVID employment recovery trends, and is down in 2023 on the presence of economic uncertainties . Management believes that the Company’s direct hire performance during fiscal 2023 was on par with larger employment and industry trends.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company's contract services employees, and certain other employee-related costs, while they work on contract assignments. Cost of contract services for fiscal 2023 decreased by approximately 4% to $99,571 compared to $103,434 for fiscal 2022. The $3,863 decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

Gross Profit percentage by service:
	Fiscal
	2023	2022
Professional contract services	26.1%	26.6%

Industrial contract services	16.5%	15.4%

Consolidated contract services	25.2%	25.3%

Direct hire placement services (1)	100.0%	100.0%

Combined gross profit margin (1)	34.7%	37.4%

(1)	Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for fiscal 2023 was approximately 34.7% versus approximately 37.4% for fiscal 2022. The substantial portion of the decline in fiscal 2023 compared with fiscal 2022, is due to the corresponding declines in the volume and mix of direct hire placement revenues in fiscal 2023.

In the professional contract staffing services segment, the gross margin excluding direct placement services was approximately 26.1% for fiscal 2023 compared to approximately 26.6% for fiscal 2022. This decrease is due in part to increases in contractor pay associated with the recent rise in inflation resulting in some margin compression. The Company stepped-up counter-inflationary measures during the second half of fiscal 2023, including seeking increases in bill rates and spreads, where possible, to address margin compression.

The Company’s industrial staffing services gross margin for fiscal 2023 was approximately 16.5% as compared with approximately 15.4% for fiscal 2022. This increase is mainly attributable to price increases enacted to offset increases in contractor payroll and achieve higher spreads in the Industrial segment.

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

•

Administrative compensation, which includes salaries, wages, share-based compensation, payroll taxes and employee benefits associated with general management and the operation of corporate functions, including principally, finance, human resources, information technology and administrative functions;

•	Occupancy costs, which includes office rent, and other office operating expenses;

•	Recruitment advertising, which includes the cost of identifying and tracking job applicants; and

•

Other selling, general and administrative expenses, which includes travel, bad debt expense, fees for outside professional services and other corporate-level expenses such as business insurance and taxes.

The Company’s SG&A for fiscal 2023 decreased by $4,336 as compared to fiscal 2022. SG&A for fiscal 2023 as a percentage of revenue was approximately 31.2% versus 31.4% for fiscal 2022. The decrease in SG&A relative to revenue, despite the effects of inflation on compensation and other operating costs, is largely a result of certain cost reductions implemented by the Company during the second quarter of fiscal 2023. These cost reductions were expected to provide annual savings of approximately $4.0 million. The Company monitors operating costs including the impacts of inflation with a view towards identifying and taking advantage of potential cost reductions on a routine basis.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $838 and $2,060 for fiscal 2023 and 2022, respectively, and include mainly expenses associated with former closed and consolidated locations, legal fees and a settlement, and personnel costs associated with eliminated positions.

Depreciation and Amortization Expense

Depreciation expense was $383 and $371 for fiscal 2023 and 2022, respectively. The increase in depreciation expense is due to recent net additions to fixed assets. Amortization expense was $2,879, and $3,469 for fiscal 2023 and 2022, respectively. The decrease is due to intangible assets related to certain non-compete agreements and trade names becoming fully amortized.

Goodwill Impairment

The Company completed its most recent annual goodwill impairment assessment as of September 30, 2023 and determined that its goodwill was not impaired. During fiscal 2022, as of December 31, 2021, an interim assessment was performed as the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since the annual goodwill impairment assessment as of September 30, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconciled more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during the first quarter of fiscal 2022. Upon completion of the annual goodwill impairment assessment as of September 30, 2022, it was determined that the Company’s goodwill was not impaired.

Income from Operations

Income from operations was $2,033 and $3,775 for fiscal 2023 and 2022, respectively. This decrease of $1,742 is consistent with the decrease in revenues, mainly in direct hire placements, as discussed above, and taking into account the goodwill impairment charge of $2,150 included in fiscal 2022 income from operations.

(Amounts in thousands except per share data, unless otherwise stated)

Interest Expense

Interest expense decreased by $41 to $336 for fiscal 2023 from $377 for fiscal 2022.

Interest Income

The Company began holding excess cash in interest bearing accounts in August 2022 on which interest income earned was $472 and $16 in fiscal 2023 and 2022, respectively.

Provision for Income Taxes

The Company recognized income tax benefits (expense) of $7,249 and $(588) for fiscal 2023 and 2022, respectively. Our effective tax rates for fiscal years ended September 30, 2023 and 2022 are lower than the statutory rate primarily due to the effect of the change in valuation allowance on the net deferred tax asset (“DTA”) position.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, in part due to the fact that in the current year we achieved three years of cumulative pretax income, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. As a result, the Company released $7,581 of the valuation allowance accordingly during fiscal 2023.

Net Income

The Company’s net income was $9,418 and $19,599 for fiscal 2023 and 2022, respectively. In addition to the changes in income from operations as outlined above, the decrease is primarily due to gains of $16,773 recorded in fiscal 2022 from forgiveness and extinguishment of the Company’s remaining PPP loans, offset by the deferred tax benefit of $7,249 during fiscal 2023.

Liquidity and Capital Resources

The primary sources of liquidity for the Company are revenues earned and collected from its clients and borrowings available under its asset-based senior secured revolving credit facility. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, employment-related expenses, operating costs and expenses, taxes and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal
	2023	2022
Cash flows provided by operating activities	$5,890	$9,396
Cash flows used in investing activities	(89)	(328)
Cash flows used in financing activities	(2,178)	(167)

As of September 30, 2023, the Company had $22,471 of cash which was an increase of $3,623 from $18,848 as of September 30, 2022. The Company reported $5,890 and $9,396 in cash flow from operations for the fiscal years ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the Company had working capital of $30,290 compared to $26,643 as of September 30, 2022. The increase in working capital is mainly attributable to positive cash flow from operations less purchases of treasury stock during fiscal 2023. Cash flows were reduced by installment payments of deferred payroll taxes under the CARES Act from fiscal 2020, of $1,847 each, during the fiscal years ended September 30, 2023 and 2022.

The primary uses of cash for investing activities were for the acquisition of property and equipment, principally information technology equipment, during fiscal 2023 and 2022.

(Amounts in thousands except per share data, unless otherwise stated)

The cash flows used in financing activities were for purchases of treasury stock during fiscal 2023, and payments made on finance leases during fiscal 2023 and 2022.

The Company had approximately $11,251 in availability for borrowings under its CIT facility as of September 30, 2023. There were no outstanding borrowings on the CIT Facility as of September 30, 2023, or September 30, 2022, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying consolidated balance sheets.

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program will continue through December 31, 2023, may be suspended or discontinued at any time and does not obligate the Company to repurchase any number of shares of common stock. The share repurchase program is to be conducted in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During fiscal 2023, the Company repurchased 3,411 shares of its common stock at a total cost of $1,984.

As of December 15, 2023, the Company has repurchased 5,808 shares (accounting for approximately 5.1% of our issued and outstanding common shares immediately prior to the program).

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on September 30, 2023, are approximately $1,669. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on September 30, 2023.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and at least for the next twelve months after the date this Annual Report on Form 10-K is filed.

Off-Balance Sheet Arrangements

As of September 30, 2023, and 2022, and during the two fiscal years then ended, there were no transactions, agreements, or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Significant accounting and disclosure matters requiring the use of estimates and assumptions include, but may not be limited to, revenue recognition, accounts receivable allowances, determining fair values of financial assets and liabilities, income tax provisions and benefits, including deferred income tax valuation allowances, accounting for asset impairments, and accounting for share-based compensation. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

(Amounts in thousands except per share data, unless otherwise stated)

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

Falloffs and refunds during the period, including estimates for future falloffs associated with revenues that have been recognized, are reflected in the consolidated statements of operations as a reduction of placement service revenues and in the consolidated balance sheets, in combination with allowance for uncollectible accounts, as a reduction of accounts receivable. Estimated future falloffs are determined by analyzing recent historical trends of actual falloffs and applying a formula comprised of average numbers of falloffs, average falloff amounts, and average cycle times between billing and fall off dates to derive an allowance for falloffs. Thus, the estimated allowance is derived from observed trends in actual historical falloffs and assumes that historical trends are indicative of future falloff activity.

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

(Amounts in thousands except per share data, unless otherwise stated)

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

The Company recognizes deferred tax assets to the extent that it is believed these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event it is determined that the Company would not be able to realize the entire amount of recorded deferred tax assets in the future, an adjustment would be made to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Interest and penalties related to uncertain tax benefits are recognized on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2023 and 2022, no accrued interest or penalties are included on the related tax liability line in the accompanying consolidated balance sheet.

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

The Company performed annual goodwill impairment testing effective as of September 30, 2023, and allocated its goodwill among two reporting units: its professional reporting unit and its industrial reporting unit for purposes of evaluation for impairments. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: (1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and (2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques rely upon assumptions and other factors, such as the estimated future cash flows of our reporting units, the discount rate used to determine the present value of future cash flows, and the market multiples of comparable companies utilized. In applying our methods, we consider and use averages and medians in the selection of assumptions derived from comparable companies or market data, where applicable, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

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

As a result of the evaluation performed, the estimated fair values exceeded the carrying values of its net assets of the Company’s professional and industrial reporting units as of September 30, 2023.

Intangible Assets

Separately identifiable intangible assets held in the form of customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using both accelerated and straight-line methods.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that these assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the professional and industrial reporting units. The Company did not record any impairments to its long-lived assets during fiscal 2023 and 2022.

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

See Note 10 for the assumptions used to calculate the fair value of share-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

Recent Accounting Pronouncements

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023. The Company does not expect implementation of the new guidance to have a material impact on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for fiscal years beginning after December 15, 2022. The Company is still evaluating the impact of this guidance on its consolidated financial statements but does not expect implementation of the new guidance to have a material impact on its consolidated financial statements and related disclosures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee

GEE Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GEE Group Inc. (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment

As of September 30, 2023, the Company’s goodwill was $61.3 million. As discussed in Notes 2 and 6 of the financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually, as of September 30, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company performed a Step 1 analysis as of September 30, 2023, for the Company’s annual impairment test, and the analysis noted no impairment of goodwill as of such date. The Company’s goodwill impairment analysis relies on assumptions and other factors, such as industry multiples applied to earnings, estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and market comparable assumptions.

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

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding of management’s process for developing fair value estimates.

•	Tested the completeness, accuracy, and relevance of underlying data used in the Company’s analysis.

•

Evaluated the significant management assumptions utilized in the estimated future cash flows by comparing revenues and performance in management’s forecast to periods incurred to-date subsequent to September 30, 2023, and assessed the forecasts of revenues and expenses and the gross margin impact in future periods.

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

Tampa, Florida

December 18, 2023

GEE GROUP INC. CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
ASSETS	2023	2022
CURRENT ASSETS:
Cash	$22,471	$18,848
Accounts receivable, less allowances ($680 and $738, respectively)	18,333	22,770
Prepaid expenses and other current assets	847	604
Total current assets	41,651	42,222
Property and equipment, net	846	1,140
Goodwill	61,293	61,293
Intangible assets, net	8,406	11,285
Deferred tax assets, net	7,064	-
Right-of-use assets	3,637	2,830
Other long-term assets	596	784
TOTAL ASSETS	$123,493	$119,554

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,762	$2,958
Accrued compensation	5,464	5,750
Current operating lease liabilities	1,475	1,333
Other current liabilities	1,660	5,538
Total current liabilities	11,361	15,579
Deferred tax liabilities, net	-	528
Noncurrent operating lease liabilities	2,470	1,889
Other long-term liabilities	361	555
Total liabilities	14,192	18,551

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 111,489 shares outstanding at September 30, 2023 and 114,450 shares issued and outstanding at September 30, 2022	112,915	112,051
Accumulated deficit	(1,630)	(11,048)
Treasury stock; at cost - 3,411 shares at September 30, 2023	(1,984)	-
Total shareholders' equity	109,301	101,003
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$123,493	$119,554

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except basic and diluted earnings per share)

	Year Ended September 30,
	2023	2022
NET REVENUES:
Contract staffing services	$133,051	$138,507
Direct hire placement services	19,392	26,605
NET REVENUES	152,443	165,112

Cost of contract services	99,571	103,434
GROSS PROFIT	52,872	61,678

Selling, general and administrative expenses	47,577	51,913
Depreciation expense	383	371
Amortization of intangible assets	2,879	3,469
Goodwill impairment charge	-	2,150
INCOME FROM OPERATIONS	2,033	3,775
Gain on extinguishment of debt	-	16,773
Interest expense	(336)	(377)
Interest income	472	16
INCOME BEFORE INCOME TAX PROVISION	2,169	20,187
Provision for income tax benefit (expense)	7,249	(588)
NET INCOME	$9,418	$19,599

BASIC EARNINGS PER SHARE	$0.08	$0.17
DILUTED EARNINGS PER SHARE	$0.08	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	114,021	114,139
DILUTED	114,715	114,890

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common				Total
	Stock	Common	Accumulated	Treasury	Shareholders'
	Shares	Stock	Deficit	Stock	Equity
Balance, September 30, 2021	114,100	$111,416	$(30,647)	$-	$80,769
Share-based compensation	-	635	-	-	635
Issuance of stock for restricted stock	350	-	-	-	-
Net income	-	-	19,599	-	19,599

Balance, September 30, 2022	114,450	$112,051	$(11,048)	$-	$101,003
Purchase of treasury stock	-	-	-	(1,984)	(1,984)
Share-based compensation	-	864	-	-	864
Issuance of stock for restricted stock	450	-	-	-	-
Net income	-	-	9,418	-	9,418

Balance, September 30, 2023	114,900	$112,915	$(1,630)	$(1,984)	$109,301

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,418	$19,599
Adjustments to reconcile net income to cash provided by operating activities:
Gain on extinguishment of debt	-	(16,773)
Depreciation and amortization	3,262	3,840
Non-cash lease expense	1,399	1,384
Goodwill impairment charge	-	2,150
Share-based compensation	864	635
Increase (decrease) in allowance for doubtful accounts	(58)	452
Deferred income taxes	(7,592)	10
Amortization of debt issuance costs	153	153
Changes in operating assets and liabilities:
Accounts receivable	4,495	(152)
Accounts payable	(196)	701
Accrued compensation	(286)	(663)
Other assets	(243)	151
Other liabilities	(5,326)	(2,091)
Net cash provided by operating activities	5,890	9,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(89)	(328)
Net cash used in investing activities	(89)	(328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,984)	-
Payments on finance leases	(194)	(167)
Net cash used in financing activities	(2,178)	(167)

Net change in cash	3,623	8,901

Cash at beginning of year	18,848	9,947

Cash at end of year	$22,471	18,848

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$183	$192
Cash paid for taxes	464	482

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

1. Description of Business

GEE Group Inc. was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company,” “us,” “our” or “we”) are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, engineering, and medical professionals for direct hire and contract staffing for our professional clients and provide temporary staffing services for our industrial clients.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of September 30, 2023, we operated from locations in eleven (11) states, including twenty-six (26) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely.

The Company’s fiscal year begins on October 1 and ends on September 30 of each year. Fiscal 2023 and fiscal 2022 refer to the fiscal years ended September 30, 2023 and 2022, respectively.

Liquidity

The primary sources of liquidity for the Company are revenues earned and collected from its clients for the placement of contractors and permanent employment candidates and borrowings available under its asset-based senior secured revolving credit facility. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to the Company’s contract and permanent employees, payment of operating costs and expenses, payment to lessors, payment of taxes, payment of interest, fees and principal under its debt agreements, if any, purchases of treasury stock, and capital expenditures.

Management believes that the Company has adequate cash and working capital and can generate adequate liquidity to meet its obligations for the foreseeable future and at least for one year after the date that these consolidated financial statements are issued.

2. Significant Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and with the instructions to Article 8 of Regulation S-X. Certain reclassifications have been made to the prior year’s consolidated financial statements and/or related disclosures to conform to the current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Falloffs and refunds during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $943 in fiscal 2023 and $2,297 in fiscal 2022. Expected future falloffs and refunds are estimated and reflected in the consolidated balance sheets as a reduction of accounts receivable as described under Accounts Receivable, below.

See Note 14 for disaggregated revenues by segment.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees while they work on contract assignments.

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2023, and September 30, 2022, there were no cash equivalents.

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. During 2023, the Company entered into an enhanced deposit arrangement with a financial institution in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under this program was $13,298 as of September 30, 2023. We have never experienced any material losses related to cash on deposit with banks.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for doubtful accounts is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. An allowance for placement falloffs is also recorded as a reduction of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. These allowances together reflect management’s estimate of the potential losses inherent in the accounts receivable balances, based on historical loss statistics and known factors impacting its customers. Management believes that the nature of the contract service business, wherein client companies are generally dependent on our contract employees in the same manner as permanent employees for their production cycles and the conduct of their respective businesses contributes to a relatively small accounts receivable allowance.

As of September 30, 2023 and September 30, 2022, the combined allowance for doubtful accounts and falloffs were $680 and $738, respectively. The allowance consists of $562 and $548 for doubtful accounts and $118 and $190 for falloffs as of September 30, 2023 and September 30, 2022, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. Depreciation expense for leasehold improvements is also calculated on a straight-line basis over the lesser of the useful life of the asset or the corresponding lease terms, which generally range from three to five years. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for fiscal 2023 and fiscal 2022.

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification is determined at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All the Company’s real estate leases are classified as operating leases. Also, the Company elected the practical expedient which allows aggregation of non-lease components with the related lease components when evaluating accounting treatment.

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

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the professional and industrial reporting units. The Company did not record any impairments to its long-lived assets during fiscal 2023 and 2022.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The fair values of the Company’s current assets and current liabilities approximate their carrying values due to their short-term nature. The carrying value disclosures of the Company’s long-term liabilities approximate their respective fair values based on current yield for debt instruments with similar terms. The Company has no assets or liabilities which are measured at fair value on a recurring basis. Fair value measurements utilized in evaluating the Company’s goodwill and other intangible assets for impairments are measured at fair value on a non-recurring basis using a combination of Level 2 and Level 3 inputs.

Earnings per Share

Basic earnings per share are computed by dividing net income attributable to common stockholders by the weighted average common shares outstanding for the period, which is computed using shares issued and outstanding. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, exercise of stock options and warrants. The dilutive effect of the common stock equivalents is reflected in earnings per share by use of the treasury stock method.

The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 693 and 752 for fiscal 2023 and 2022, respectively. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 3,786 and 942 for fiscal 2023 and 2022, respectively.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $2,224 and $1,981 for fiscal 2023 and fiscal 2022, respectively.

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

See Note 10 for the assumptions used to calculate the fair value of share-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

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

The Company recognizes deferred tax assets to the extent that it is believed these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event it is determined that the Company would not be able to realize the entire amount of recorded deferred tax assets in the future, an adjustment would be made to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

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

Interest and penalties related to uncertain tax benefits are recognized on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2023 and 2022, no accrued interest or penalties are included on the related tax liability line in the accompanying consolidated balance sheet.

3. Recent Accounting Pronouncements

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023. The Company does not expect implementation of the new guidance to have a material impact on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for fiscal years beginning after December 15, 2022. ASU 2016-13 became effective for the Company on October 1, 2023. The Company does not expect implementation of the new guidance to have a material impact on its consolidated financial statements and related disclosures.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	September 30, 2023	September 30, 2022

Computer software	$481	$481
Office equipment, furniture, fixtures and leasehold improvements	3,828	3,739
Total property and equipment, at cost	4,309	4,220
Accumulated depreciation and amortization	(3,463)	(3,080)
Property and equipment, net	$846	$1,140

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

Supplemental cash flow information related to finance leases consisted of the following:

	Fiscal 2023	Fiscal 2022
Cash paid for finance lease liabilities	$194	$168
Acquisition of equipment with finance lease	-	420

Supplemental balance sheet information related to finance leases consisted of the following:

	Fiscal 2023	Fiscal 2022
Weighted average remaining lease term for finance leases	2.8 years	3.3 years
Weighted average discount rate for finance leases	6.6%	7.3%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the consolidated balance sheet as of September 30, 2023:

Fiscal 2024	$166
Fiscal 2025	108
Fiscal 2026	105
Fiscal 2027	21
Less: Imputed interest	(35)
Present value of finance lease liabilities (a)	$365

(a)	Includes current portion of $148 for finance leases.

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

Operating lease expenses were $2,219 and $2,163 for fiscal 2023 and 2022, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Fiscal 2023	Fiscal 2022
Cash paid for operating lease liabilities	$1,764	$1,994
Right-of-use assets obtained in exchange for new operating lease liabilities	2,206	294

Supplemental balance sheet information related to operating leases consisted of the following:

	Fiscal 2023	Fiscal 2022
Weighted average remaining lease term for operating leases	2.2 years	1.8 years
Weighted average discount rate for operating leases	5.7%	5.9%

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2023, including certain closed offices are as follows:

Fiscal 2024	$1,669
Fiscal 2025	1,111
Fiscal 2026	699
Fiscal 2027	544
Fiscal 2028	302
Less: Imputed interest	(380)
Present value of operating lease liabilities (a)	$3,945

(a)	Includes current portion of $1,475 for operating leases.

6. Goodwill and Intangible Assets

Goodwill

For purposes of performing its annual goodwill impairment assessment as of September 30, 2023 and 2022, the Company applied the valuation techniques and assumptions to its professional and industrial segments as reporting units discussed in Note 2, above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units.

The Company completed its most recent annual goodwill impairment assessment, as of September 30, 2023, and determined that its goodwill was not impaired. During the first quarter of fiscal 2022, the amount of discount inherent in the Company’s market capitalization as reported on the NYSE American exchange when compared with consolidated stockholders’ equity, or net book value, had increased since the annual goodwill impairment assessment as of September 30, 2021; therefore, the Company performed an interim assessment of its goodwill for impairment as of December 31, 2021. The estimated fair values of its Professional Services and Industrial Services reporting units were adjusted based on qualitative and quantitative analysis so that they reconcile more precisely with the Company’s market capitalization as of December 31, 2021, plus an assumed control premium. As a result, the Company recognized a non-cash impairment charge of $2,150 during fiscal 2022.

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of September 30, 2023 and September 30, 2022 and estimated future amortization expense.

	September 30, 2023			September 30, 2022
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(21,120)	$7,950	$29,070	$(18,482)	$10,588
Trade names	8,329	(7,873)	456	8,329	(7,632)	697
Total	$37,399	$(28,993)	$8,406	$37,399	$(26,114)	$11,285

Fiscal 2024	$2,879
Fiscal 2025	2,741
Fiscal 2026	1,870
Fiscal 2027	916
$8,406

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

7. Accrued Compensation

Accrued Compensation is comprised of accrued wages, the related payroll taxes, employee benefits accrued for the Company's employees, including those working on contract assignments, commissions earned and not yet paid and estimated commissions and bonuses payable.

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

As of September 30, 2023, the Company had no outstanding borrowings and $11,251 available for borrowing under the terms of the CIT Facility. The Company had $408 and $561 in unamortized debt issuance costs associated with the CIT Facility as of September 30, 2023 and 2022, respectively. The amortization expense of these debt costs totaled $153 in both fiscal 2023 and 2022.

Under the CIT Facility, advances will be subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the CIT Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The CIT Facility is subject to usual and customary covenants and events of default for credit facilities of this type. The interest rate, at the Company’s election, was based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offered Rate (“LIBOR”), or any successor thereto, for the applicable interest period, subject to a 1% floor, plus the applicable margin. In addition to interest costs on advances outstanding, the CIT Facility will provide an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration. The unused line fees incurred and included in interest expense totaled $101 in both fiscal 2023 and 2022.

On May 18, 2023, the Company entered into a Consent and Amendment No. 1 to the Loan and Security and Guarantee Agreement (“Amendment No. 1”), by and among the Company, certain subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as the Lenders, and CIT Bank, a division of First-Citizen Bank & Trust Company (successor by merger to CIT Bank, N.A.), as Agent for the Lenders. Pursuant to the terms of Amendment No. 1 and subject to the terms and conditions set forth in Amendment No. 1, CIT and Lenders consented to the Company’s previously announced 2023 Stock Repurchase Program (as defined in Amendment No. 1), which will continue through December 31, 2023; provided that (i) the aggregate amount paid for all such repurchase transactions shall not exceed $20 million, and (ii) no Default or Event of Default (as defined in Amendment No. 1) exists or would exist after giving effect to each repurchase transaction consummated thereunder. In addition, effective as of the date of Amendment No. 1, LIBOR is no longer used as a benchmark rate or otherwise operative within Amendment No. 1 and was replaced with the Secured Overnight Financing Rate (“SOFR”) as well as other conforming changes.

On December 15, 2023, the Company and CIT Bank entered into Amendment No. 2 to the CIT Facility (“Amendment No. 2”). Amendment No. 2 provides for an increase in the CIT Facility’s concentration limits for certain large clients at the discretion of CIT Bank.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

9. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Payroll Protection Program Loans

During April and May 2020, the Company obtained Payroll Protection Program loans (“PPP loans”) for each of its operating subsidiaries. The PPP loans were used primarily to restore employee pay-cuts, recall furloughed or laid-off employees, support the payroll costs for existing employees, hire new employees, and for other allowable purposes including interest costs on certain business mortgage obligations, rent and utilities. The Company and its operating subsidiaries were granted forgiveness of their respective PPP loans by the SBA during fiscal years 2021 and 2022. The Company’s last remaining PPP loans and interest were forgiven in December 2021 and corresponding gains in the aggregate amount of $16,773 were recognized during fiscal 2022.

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

10. Shareholders’ Equity and Share-based Compensation

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

During fiscal 2023, the Company repurchased 3,411 shares of its common stock for $1,984, including commissions and fees, at an average price of $0.56 per share excluding these associated costs.

Preferred Stock

The Company has authorized 20,000 shares of preferred stock of which 1,000 shares have been designated Series A Preferred Stock, and no shares were issued or are outstanding; 5,950 shares have been designated Series B Preferred Stock, of which 5,926 shares were issued and none remain outstanding, and 3,000 shares have been designated Series C Preferred Stock, of which 2,093 shares were issued and none remained outstanding as of September 30, 2023 and 2021. Based on the terms of the Series B Convertible Preferred Stock, if certain fundamental transactions were to occur, the Series B Convertible Preferred Stock would require redemption, which would preclude permanent equity classification on the accompanying consolidated balance sheets. The Series C Convertible Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Amended and Restated 2013 Incentive Stock Plan, as amended

As of September 30, 2023, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). During fiscal 2021, the Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of September 30, 2023, there were 7,782 shares available to be granted under the Plan (4,216 shares available for restricted stock grants and 3,566 shares available for non-qualified stock option grants).

Restricted Stock

The Company has granted 742 and 100 shares of restricted stock during fiscal 2023 and 2022, respectively. Of the restricted shares granted during fiscal 2023, 150 were granted to new members of the Board of Directors upon their election in fiscal 2023. During fiscal 2022, the Company granted 100 shares of restricted stock to a non-executive member of management.

On September 27, 2022, the Company adopted a new annual incentive compensation program (“AICP”) for its executives to be administered under the Company’s Incentive Stock Plan, under which the remaining 592 shares granted in fiscal 2023 were awarded. The AICP includes a long-term incentive (“LTI”) compensation plan in the form of restricted stock awards comprised of two components: one that vests based on future service only, and a second that vests based on future service and performance. Initial awards under both service-only and service plus performance-based components of the AICP LTI plan are determined based on financial performance measures for the immediately preceding fiscal year.

During fiscal 2023, 551 of the 592 restricted shares granted under the AICP were granted based on actual results for fiscal 2022, as measured against corresponding financial targets for that year, and will cliff vest as of December 2, 2025. The remaining 41 of the 592 restricted shares granted under the AICP during fiscal 2023, represent the earned portion of the initial performance-based shares granted based on fiscal 2022 results, as adjusted for the outcome with regard to the financial targets applicable to those shares set by the Company’s board of directors for fiscal 2023. The final 41 restricted shares of the initial portion of the fiscal 2022 service plus performance-based restricted shares granted were determined based on the actual financial performance of the Company for fiscal 2023 and will cliff vest on December 2, 2025, the third anniversary from their date of grant.

Under the AICP LTI plan, the service plus performance-based grants of 41 restricted shares during fiscal 2023 represent the first tranche of a three-year schedule of awards. The next two tranches of up to 262 shares each (up to an additional 524 restricted shares in total) are scheduled to become effective as the Company’s financial plans and targets are set by the board of directors prior to each anniversary date for each of the two subsequent fiscal years, respectively. As the vesting of the two subsequent tranches will be based in part on performance conditions that have not yet been determined, the grant dates and fair values of these scheduled awards will be established in the future. The end of the requisite service periods for the 592 restricted shares granted under the AICP during fiscal 2023, plus the additional 524 restricted shares eligible to be granted in the future, once the performance conditions are determined for fiscal 2024 and fiscal 2025, is December 2, 2025. Therefore, the remaining two tranches of the fiscal 2022 service plus performance-based awards may be expected to have grant dates corresponding with the establishment of the fiscal 2024 and fiscal 2025 financial performance targets by the Company’s board of directors. However, all final shares determined for each of the two subsequent annual tranches also will cliff vest on December 2, 2025.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Share-based compensation expense attributable to restricted stock was $318 and $293 in fiscal 2023 and 2022, respectively. As of September 30, 2023, there was approximately $508 of unrecognized compensation expense related to restricted stock outstanding and the weighted average vesting period for those grants was 3.00 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2021	1,442	0.60
Granted	100	0.53
Vested	(350)	0.52
Non-vested restricted stock outstanding as of September 30, 2022	1,192	0.61
Granted	742	0.79
Forfeited	(100)	0.53
Vested	(450)	0.85
Non-vested restricted stock outstanding as of September 30, 2023	1,384	0.62

Warrants

The Company had 77 warrants outstanding as of September 30, 2023 and September 30, 2022 with a weighted average exercise price per share of $2. The outstanding warrants had a weighted average remaining contractual life of 1.50 and 2.50 as of September 30, 2023 and 2022, respectively. No warrants were granted or expired during fiscal 2023 and 2022.

Stock Options

All stock options outstanding as of September 30, 2023 and September 30, 2022 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company granted 1,720 and 940 stock options in fiscal 2023 and 2022, respectively. The stock options generally vest on annual schedules during periods ranging from two to four years from the date of grant, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options was $546 and $342 in fiscal 2023 and fiscal 2022, respectively. As of September 30, 2023, there was approximately $859 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.97 years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2021	1,672	2.14	1.73	7.35	4
Granted	940	0.59	0.55	-	3
Forfeited	(185)	1.05	1.91	-	2
Options outstanding as of September 30, 2022	2,427	1.54	1.26	7.65	30
Granted	1,720	0.64	0.52	-	-
Forfeited	(214)	0.94	0.86	-	3
Options outstanding as of September 30, 2023	3,933	1.18	0.96	7.96	27

Exercisable as of September 30, 2022	1,111	2.58	2.02	5.82	13
Exercisable as of September 30, 2023	2,190	1.64	1.31	6.80	23

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

	2023	2022
Weighted average fair value of options	$0.52	$0.55
Weighted average risk-free interest rate	4.3%	2.8%
Weighted average volatility factor	106%	112%
Weighted average expected life (years)	5.9	10.0

11. Income Taxes

The components of the provision for income taxes is as follows:

	Year Ended September 30,
	2023	2022
Current expense (benefit):
Federal	$-	$-
State	343	578
Total current expense (benefit):	$343	$578

Deferred expense (benefit):
Federal	$(6,268)	$4
State	(1,324)	6
Total deferred expense (benefit):	$(7,592)	$10

Total income tax expense (benefit):	$(7,249)	$588

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2023	2022
Income tax at US statutory rate	$455	$4,239
State taxes, net of federal benefit	(1,053)	490
Tax credits	(111)	(209)
Stock compensation	37	270
Goodwill impairment	-	342
PPP related matters	-	(3,522)
Valuation allowance	(6,615)	(885)
Other	38	(137)
	$(7,249)	$588

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The net deferred income tax asset balance related to the following:

	Year Ended September 30,
	2023	2022
Net operating loss carryforwards	$4,368	$4,255
Stock options	1,795	1,566
Allowance for doubtful accounts	174	183
Accrued and prepaid expenses	417	730
Tax credit carryforwards	1,145	1,034
ROU liability	916	723
Interest	3,338	3,204
Other	7	8
Total deferred tax assets	$12,160	$11,703

Intangibles	$(4,262)	$(4,002)
ROU asset	(827)	(615)
Depreciation	(7)	(33)
Total deferred tax liability	$(5,096)	$(4,650)

Deferred tax asset	$7,064	$7,053
Valuation allowance	-	(7,581)
Net deferred tax asset (liability)	$7,064	$(528)

As of September 30, 2023, the Company had federal and state net operating loss carryforwards of approximately $17.4 million and $22.9 million, respectively, which begin to expire in tax years 2031 for federal and 2023 for state purposes. Of the $17.7 million of federal net operating losses, $14.6 million can be carried indefinitely.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of September 30, 2023, and 2022, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. As of September 30, 2023, in part because in the current year we achieved three years of cumulative pretax income, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. It therefore released the valuation allowance accordingly.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states and local tax jurisdictions in which we operate or do business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2023, and 2022 we have not recorded any material uncertain tax positions in our consolidated financial statements.

We recognize interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2023, and 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from September 30, 2020, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards from those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

12. Commitment and Contingencies

Litigation and Claims

The Company and its subsidiaries are involved in various other litigation that arises in the ordinary course of business. As previously disclosed, on March 23, 2022, the Company settled the Sands Brothers Venture Capital II, LLC lawsuit. Under the terms of the agreement and release, neither the plaintiff nor the Company admitted or conceded to any wrongdoing and the matter was settled in its entirety for a one-time payment to the plaintiff of approximately $1,175, of which the Company’s portion was $975, with insurance paying the balance. This payment was due and paid by April 8, 2022, and recorded in selling, general, and administrative expenses as a pre-tax charge in the Company’s consolidated financial statements during fiscal 2022.

Indemnification Agreements \

On April 27, 2023, the Company entered into Indemnification Agreements with certain of its officers and members of the Board to provide for indemnification of each individual in their respective capacities as officers and members of the Board of the Company to the fullest extent permitted under the Company’s Amended and Restated Articles of Incorporation, Amended and Restated Bylaws, and the Illinois Business Corporation Act. The Company carries directors and officers liability insurance, which is intended to provide protection for potential claims against the Company’s directors and officers. Management is not aware of any matters or circumstances under which potential liability arising from these agreements would be material to the consolidated financial statements..

There are no other pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

13. Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible core and field personnel, including those assigned to provide staffing services for clients. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches 10% of each participant’s contributions on the first 10% of contributions from their wages. The Company match under the 410(k) Plan totaled $94 and $92 for fiscal 2023 and 2022, respectively.

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

	Year Ended September 30,
	2023	2022
Industrial Staffing Services
Contract services revenue	$13,005	$15,945
Contract services gross margin	16.5%	15.4%
Income from operations	$83	$873
Depreciation and amortization	56	64
Accounts receivable – net	1,347	1,991
Intangible assets	-	-
Goodwill	1,083	1,083
Total assets	2,986	3,817

Professional Staffing Services
Permanent placement revenue	$19,392	$26,605
Permanent placement services gross margin	100%	100%
Contract services revenue	$120,046	$122,562
Contract services gross margin	26.1%	26.6%
Income from operations	$9,041	$11,108
Depreciation and amortization	3,206	3,776
Accounts receivable – net	16,986	20,779
Intangible assets	8,406	11,285
Goodwill	60,210	60,210
Total assets	120,507	115,737

Unallocated Expenses
Corporate administrative expenses	$5,455	$7,049
Corporate facility expenses	443	379
Share-based compensation expense	864	635
Board related expenses	329	143
Total unallocated expenses	$7,091	$8,206

Consolidated
Total revenue	$152,443	$165,112
Income from operations	2,033	3,775
Depreciation and amortization	3,262	3,840
Total accounts receivables – net	18,333	22,770
Intangible assets	8,406	11,285
Goodwill	61,293	61,293
Total assets	123,493	119,554

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of September 30, 2023, the Company's management carried out an evaluation as required by the Exchange Act of the effectiveness of the design and operations of our disclosure controls and procedures (rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the Company's Chief Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2023.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

There were no changes in our internal controls over financial reporting during fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company are as follows:

Name	Age	Position
Derek Dewan (4)	68	Chief Executive Officer, Chairman of the Board
Alex Stuckey	57	Chief Operating Officer
Kim Thorpe	68	Senior Vice President and Chief Financial Officer
Peter Tanous (1)(2)(3)(5)	85	Director
Darla Moore (1)(2)(3)(4)(5)	68	Director
William Isaac (1)(3)(4)(5)	79	Director
Jyrl James (2)(3)(5)	70	Director
Matthew Gormly (1)(2)(4)	64	Director
Thomas Vetrano (2)(3)(6)	62	Director, Lead Independent Director
J. Randall Waterfield (1)(4)	50	Director
David Sandberg (4)(5)	50	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

(4) Member of the Mergers & Acquisition Committee.

(5) Member of the Corporate Governance Committee.

(6) Lead independent Director

Derek Dewan – Chief Executive Officer, Chairman of the Board

Derek Dewan was appointed Chairman and CEO of General Employment Enterprises, Inc. (k/k/a GEE Group Inc.) (NYSE American: JOB) in 2015, following its merger with Scribe Solutions, Inc. He is a highly accomplished executive with a proven track record of success and outstanding leadership achievements. Throughout his career, he has demonstrated exceptional abilities in driving organic growth, executing strategic acquisitions, and delivering outstanding financial performance. With extensive experience in the staffing services industry, Mr. Dewan has consistently achieved remarkable results and established himself as a respected figure in the industry. Since 2015, Mr. Dewan has successfully led JOB through 5 strategic acquisitions, significant post-acquisition integration, the COVID-19 pandemic, significant deleveraging of JOB resulting in the elimination of approximately $120 million in debt, and a $57.5 million follow-on public equity offering. The results of these activities have been transformational, including transitioning JOB away from industrial staffing towards professional staffing led by IT, revenue growth of 3-4 times, significantly higher gross profit and earnings margins, consistent profitability and positive cash flow.

Prior to this, Mr. Dewan served as Chairman and CEO of MPS Group, Inc., a publicly-traded staffing company. His tenure at MPS Group began in January 1994 when he joined AccuStaff Incorporated, MPS Group's predecessor, as President and Chief Executive Officer and led the IPO in August of that year. Notably, under Mr. Dewan's leadership, the company underwent significant organic growth and successfully executed over 100 strategic acquisitions, transforming it into a Fortune 1000 world-class, global multi-billion-dollar staffing services provider.

MPS Group's expansion under Mr. Dewan's guidance extended its reach to include a vast network of offices across the United States, Canada, the United Kingdom, Continental Europe, Asia, and Australia. The company consistently achieved remarkable success during his tenure, marked by completed secondary stock offerings of $110 million and $370 million, inclusion in the Standard and Poor's (S&P) Mid-Cap 400, and recognition on the Wall Street Journal's "top performing stock list" for three consecutive years. He led the company’s growth from a microcap to one of the largest U.S. professional staffing firms with human resources solutions verticals in IT, accounting, legal, healthcare and engineering. Under his leadership, the premier software vendor management system (“VMS”) Beeline, and managed services provider (“MSP”) Pontoon, were developed. Mr. Dewan’s final pivotal leadership achievement was the sale of MPS Group to Adecco Group in 2010, the largest staffing company in the world, for an impressive $1.3 billion. To our knowledge, this was the largest and most successful shareholder return story within the staffing industry at the time and still sets a high water mark today. This transaction exemplified Mr. Dewan’s ability to navigate complex negotiations and deliver exceptional value to stakeholders.

Before his tenure at MPS Group, Mr. Dewan started his career as a CPA with Price Waterhouse and rapidly ascended to the manager level in less than five (5) years. Subsequently, he moved to Coopers & Lybrand where he was promoted to the positions of Tax Partner in Charge and Managing Partner at that international accounting firm, now PricewaterhouseCoopers LLP (“PwC”). He was admitted as a partner at age 29, one of the youngest individuals to achieve this status in the history of the firm. This role provided him with a strong foundation in organizational leadership and excellence, operational and financial management, and expertise in tax and accounting practices, further enhancing his abilities as a strategic and effective business leader.

Mr. Dewan's extensive experience, demonstrated success, and exceptional leadership skills make him a valuable asset to the Company. With a proven ability to drive growth, execute strategic initiatives, and achieve outstanding financial results, he is well-positioned to contribute to the continued success of GEE Group’s future endeavors. He is a recipient of the “Ellis Island Medal of Honor”, the ATFL “Joseph J. Jacobs Distinguished Achievement Award”, the RMF “Distinguished Lifetime Achievement Award” and the “USF Alumni Award for Entrepreneurship”. He has served on the NYSE Listed Company Advisory Committee, the SMU Cox School of Business Executive Board, the University of South Florida School of Accountancy Advisory Council and the ALSAC Board which is the fund-raising arm of St. Jude Children’s Research Hospital. Mr. Dewan has a B.A. in Accounting with a concentration in finance from the University of South Florida.

Alex Stuckey – Chief Operating Officer

Alex Stuckey joined GEE Group when it merged with Scribe Solutions in 2015, and currently serves as the Chief Operating Officer. At the time of the merger, Mr. Stuckey held the position of President and Chief Operating Officer at Scribe Solutions, Inc., where he played a pivotal role in the company's achievements. His exceptional leadership skills and strategic insights contributed to Scribe Solutions' success, ultimately leading to his association with Derek Dewan, our Chairman and CEO, the merger of Scribe Solutions with General Employment Enterprises in 2015, and the beginnings of today’s GEE Group Inc.

Mr. Stuckey is an accomplished business executive with a proven track record of success in various leadership roles and brings extensive experience and expertise to his position. Prior to his tenure at Scribe, Mr. Stuckey served as the Chief Executive Officer of Fire Fighters Equipment Co., where he successfully transformed a startup into a successful multi-million-dollar enterprise. Through his visionary approach, innovation and hard work, Mr. Stuckey implemented groundbreaking marketing strategies that revolutionized the fire safety industry and resulted in substantial net profits for his former company. His exemplary leadership attracted the attention of industry giant Cintas, which acquired Fire Fighters through a successful stock purchase.

In addition to his accomplishments in the business world, Mr. Stuckey possesses a wealth of experience in banking and finance. As a special assets officer at Barnett Bank, not only did Mr. Stuckey develop his keen understanding of financial management and risk assessment, he honed his skills in dispute resolution, negotiation and litigation management, skills that he brings to his current position as GEE Group’s COO and valued member of the executive management team.

Mr. Stuckey served as Education Chairman and Forum Moderator, as a member of Y.P.O., Government Affairs & Legislative Chairman for eight years for BOMA, Board of Director of Sila Heating & Air Conditioning, Super Home Services and Castleworks Home Services Company, all private equity backed, providers of residential home services. His involvement in these roles showcases his commitment to contributing his expertise and leadership to multiple industries.

Mr. Stuckey earned his bachelor's degree in Entrepreneurship and Business Enterprises from Florida State University, establishing his educational foundation, that has and continues to serve him and his organizations well. This, coupled with his extensive professional experience, equips him with a comprehensive understanding of business operations and the skills necessary to drive growth and success.

Overall, Mr. Stuckey's remarkable career journey, marked by transformative achievements and valuable expertise, positions him as an invaluable asset of GEE Group. His ability to lead teams, implement innovative strategies, and drive sustainable growth makes him a respected and sought-after business executive.

Kim Thorpe – Senior Vice President and Chief Financial Officer

Kim Thorpe joined the Company on May 1, 2018, as the Vice President of Finance, and was appointed Senior Vice President and Chief Financial Officer on June 15, 2018. He is an accomplished financial executive with a wealth of experience spanning various industries over four decades. As the newest member of GEE Group’s executive team, Mr. Thorpe already has played instrumental roles in the Company’s successful restructuring and integration initiatives following the SNI acquisition, navigation through the COVID-19 pandemic, deleveraging initiatives resulting in the elimination of approximately $120 million in debt, and completion of JOB’s follow-on equity offering, which in combination, have led to the Company’s return to profitable growth and generation of free cash flow.

Mr. Thorpe also serves as the Managing Principal of FRUS Capital LLC (“FRUS”), which he formed in February 2013, as a platform for providing consulting services to clients. At FRUS, he has been able to leverage his strong leadership skills and financial acumen, helping clients overcome obstacles toward achieving their goals and success. From November 2013 to May 2017, Mr. Thorpe accepted appointment as the Chief Financial Officer of one of his clients, Delta Company of Insurance Services, Inc., and became an investor, member and director, and was appointed CFO of NeuLife Neurological Services LLC, an affiliate, where he made significant contributions to the financial operations, capital formation, growth, and leadership of both organizations.

Prior to forming FRUS, Mr. Thorpe held senior executive positions in a privately-owned insurance organization and a specialty real estate lender from May 2006 to February 2013. In the case of the private insurance organization, Mr. Thorpe was instrumental in negotiations leading to its successful acquisition by its successor insurance organization. Leveraging his outstanding industry knowledge and M&A skills, in combination with his good reputation and relationships with decision makers at both buyer and seller, Mr. Thorpe remained a key figure in the transaction through its closing and post-acquisition integration stages.

From November 1999 to March 2006, Mr. Thorpe served as the Executive Vice President and Chief Financial Officer of FPIC Insurance Group, Inc., a prominent public company formerly listed on Nasdaq Global Select Market (NASDAQ: FPIC). His exceptional financial stewardship, strategic decision-making and leadership played a pivotal role in the successful turnaround of FPIC, following a period of accelerated growth through acquisitions accompanied by manifestations of significant post-acquisition integration and operational risks.

Mr. Thorpe also served as the Senior Vice President and Chief Financial Officer of a very large insurance and financial services business unit of GE Capital with assets of over $30 billion and annual revenues of nearly $2 billion. Although his time at GE Capital was relatively brief (March 1998 to November 1999), he honed his leadership skills and demonstrated his ability to manage very large, complex financial organizations, build and manage outstanding teams, and drive sustainable results. He also played a very important role, and one for which he specifically was recruited, in helping achieve improvements in the cultural assimilation of his business unit with GE Capital. For his many accomplishments in a short time, Mr. Thorpe achieved “Green Belt” status as a Six Sigma™ professional, had one of his Six Sigma™ projects nominated for an annual global Six Sigma™ award, one of GE’s most coveted business awards, attended GE’s invitation-only Advance Finance Council, and was invited to attend GE’s prestigious, Global Business Management Course.

Earlier in his career, from October 1993 to February 1998, Mr. Thorpe was a partner at the international accounting firm Coopers & Lybrand, a predecessor firm to PricewaterhouseCoopers LLP. In this capacity, he honed his expertise in accounting and financial management, as well as organizational leadership, solidifying the foundation for his many successes since. During his tenure, Mr. Thorpe served as the engagement partner in charge of audits of some of the Firm’s largest insurance clients and was considered one of his former Firm’s subject matter experts in insurance industry accounting, auditing, SEC and other regulatory matters.

Mr. Thorpe earned his BSBA, with honors, in Accounting from the University of Florida, and is a Certified Public Accountant. His educational background, coupled with his extensive professional experience, equips him with a comprehensive understanding of business and financial strategies, and best practices.

Peter Tanous – Director

Peter Tanous is a highly accomplished and esteemed figure in the field of finance and investment. He currently holds the position of Chairman Emeritus at Lynx Investment Advisory, a SEC registered investment advisory firm located in Washington D.C. With an extensive career spanning several prestigious institutions, Mr. Tanous has created a lasting impact on the financial industry.

Before joining Lynx Investment Advisory, Mr. Tanous served as the International Director at Smith Barney and a member of the executive committee at Smith Barney International, Inc. Prior to that, he held the position of executive vice president and director at Bank Audi (USA) in New York for a decade. He also served as the chairman of Petra Capital Corporation in New York.

Education played a significant role in shaping Mr. Tanous’s career. He is a graduate of Georgetown University, where he currently serves on the board of Georgetown University's Center for Contemporary Arab Studies and is a member of the Georgetown University Library Board. Additionally, he dedicated two decades to the university's investment committee. His educational journey also included attending The American School of Paris in France, where he became fluent in French.

Mr. Tanous is a distinguished author, having written several influential books in the financial realm. His book "Investment Gurus," published in 1997 by Prentice Hall, became a bestseller and garnered critical acclaim within financial circles. It was selected as a main choice by The Money Book Club. He followed up with "The Wealth Equation," which also became a main selection of the Money Book Club. Tanous's other publications include "Investment Visionaries" (published by Penguin Putnam in August 2003) and "Kiplinger's Build a Winning Portfolio" (published by Kaplan Press in January 2008). Notably, he co-authored "The End of Prosperity" with Dr. Arthur Laffer and Stephen Moore, which was published by Simon & Schuster in October 2008. Mr. Tanous also has authored several well-reviewed published novels.

In addition to his remarkable achievements in the financial sector, Mr. Tanous has been involved in various organizations and served on the boards of several publicly held companies. Notable among these are his current or former positions on the boards Accustaff, Inc., MPS Group, and GEE Group, Inc., all companies in the staffing industry, where he served as the chairman of the Audit Committee. He also served on the board of Worldcare, Ltd., a healthcare services and telemedicine diagnostics company based in Cambridge, Massachusetts. Another notable role was his service on the board of directors of Kistler Aerospace, a pioneer in Low Earth Orbit satellite development.

Mr. Tanous's commitment to promoting Lebanese American relations led him to found and serve as the founding chairman of The American Task Force on Lebanon in Washington D.C. He actively engaged prominent Lebanese Americans across the United States to further this cause. Notably, an award at the organization is named after Tanous. He also served on the National Committee of St. Jude Children's Research Hospital in Memphis, Tennessee, contributing his expertise to the investment committee of this renowned charity. Mr. Tanous also served as the Chairman of the Board of Trustees at Lebanese American University from 2018 to 2020.

Mr. Tanous also has generously supported Georgetown University by endowing the Tanous Lecture Series, which invites esteemed speakers from finance, government, and the arts to share their insights with the university community. The series has featured prominent individuals such as Treasury Secretary Janet Yellen, Pulitzer Prize winner Sara Ganim, Nobel Laureate George Akerlof, and Former Secretary of Defense Robert Gates. In recognition of his contributions, Tanous was honored with the Georgetown University William Gaston Alumni Award in 2021.

Darla Moore – Director

Darla Moore joined the Company as an independent director in June 2018, bringing with her a wealth of experience and expertise. Ms. Moore is a highly accomplished businesswoman and philanthropist who has made significant contributions to the business world and society at large throughout her career.

As the Founder and Chair of the Palmetto Institute, a nonprofit think-tank, Ms. Moore is dedicated to fostering economic growth and increasing per capita income in South Carolina. She is also the visionary behind the Charleston Parks Conservancy, a foundation that focuses on enhancing the parks and public spaces of the City of Charleston, creating a better environment for its residents. Ms. Moore is the esteemed Chairwoman of the Darla Moore Foundation, further exemplifying her dedication to philanthropy and making a positive impact on society. In addition to her involvement with the Darla Moore Foundation, Ms. Moore holds positions on the Board of Directors of The Shed, a renowned cultural institution in New York City, the Lebanese American University of Beirut, the Santa Fe Institute, Oxbow Carbon, in addition to GEE Group.

Prior to her current roles, Ms. Moore served as the Vice President of Rainwater, Inc., a prestigious private investment company. During her tenure, she played a pivotal role in the company's success and demonstrated her exceptional leadership skills.

Ms. Moore's accomplishments have gained her significant recognition in the business world. She was featured on the cover of Fortune magazine, becoming the first woman to receive this distinction. Additionally, she has been named among the Top 50 Most Powerful Women in American Business, in recognition of her influence and impact on American business.

Throughout her career, Ms. Moore has served on numerous corporate and philanthropic boards, showcasing her commitment to making a difference. In addition to GEE Group, some notable organizations she has been involved with include Hospital Corporation of America (HCA), Martha Stewart Living Omnimedia, The South Financial Group, MPS Group, the National Advisory Board of JP Morgan, the National Teach for America Board of Directors, the Board of Trustees of the New York University Medical School and Hospital, and the University of South Carolina Board of Trustees.

In recognition of her outstanding achievements, the University of South Carolina's business school proudly bears her name, making it the first business school in America named after a woman. Ms. Moore's dedication to the business community has earned her the Business Person of the Year Award from the South Carolina Chamber of Commerce and induction into the South Carolina Business Hall of Fame.

Ms. Moore's passion for golf led her to become one of the first women members of the prestigious Augusta National Golf Club, alongside Condoleezza Rice. This accomplishment demonstrates her commitment to breaking barriers and paving the way for future generations of women in sports.

Ms. Moore holds an undergraduate degree from the University of South Carolina and an M.B.A. from The George Washington University, solidifying her academic foundation and complementing her remarkable professional achievements.

Through her leadership, vision, and philanthropic efforts, Ms. Moore has left an indelible mark on the world, inspiring others to strive for excellence and make a difference.

William Isaac – Director

Mr. Isaac joined the Company as a director in June 2015 and is currently Chairman of Secura/Isaac Group and its three branches Secura/Isaac Advisory, Secura/Isaac Technologies and Secura/Isaac Talent. He is a member of the boards of directors of Emigrant Bank and New York Private Bank & Trust and serves as Chairman of Sarasota Private Trust and Cleveland Private Trust, all of which are owned by Howard Milstein and his family.

William “Bill” Isaac served as Chairman of the FDIC during one of the most important and tumultuous periods in US banking history. Some 3,000 banks and thrifts failed during the 1980s, including Continental Illinois and nine of the ten largest banks in Texas. In addition to the failures of many of the largest regional banks throughout the US, most of the money center banks in the US were on the watch list due in large part to the enormous amount of loans on their books to less developed countries.

President Carter appointed Bill Isaac to the board of the FDIC in 1978. He was confirmed by the Senate at the age of 34. President Reagan named him Chairman of the FDIC two years later, making him the youngest FDIC board member and Chairman in history. Bill Isaac also served as Chairman of the Federal Financial Institutions Examination Council (1983-85), as a member of the Depository Institutions Deregulation Committee (1981–85), and on the Vice President’s Task Group on Regulation of Financial Services (1984).

After completing his service as Chairman of the FDIC at the end of 1985, Bill Isaac founded The Secura Group, a leading consulting firm, which he sold in 2008. He served as Chairman of the Board of Fifth Third Bancorp, one of the nation’s leading banks, and worked as Senior Managing Director at FTI Consulting from 2011 to 2019. He then joined Howard Milstein in the financial services business. Bill Isaac is a former board member at TSYS, a leading payment processing company that today is part of Global Payments. He has served on the boards of Amex Bank, The Associates (a finance company formerly owned by Ford Motor Company), credit reporting company TransUnion, and staffing firm MPS Group (now owned by Adecco).

Mr. Isaac is involved extensively in thought leadership relating to the financial industry. He is the author of ‘Senseless Panic: How Washington Failed America’ with a foreword by legendary former Federal Reserve Chairman Paul Volcker. ‘Senseless Panic’ provides an inside account of the banking and savings and loans crises of the 1980s and compares that period to the financial crisis of 2008/2009. Bill Isaac’s articles appear in the Wall Street Journal, the Washington Post, the New York Times, The Hill, American Banker, Forbes, the Financial Times, the Washington Times, and other leading publications. He appears regularly on television and radio, testifies before Congress, and is a speaker before audiences throughout the world.

Mr. Isaac is a former senior partner at Arnold & Porter, which was a founding partner of The Secura Group. He left the law firm in 1993 when Secura purchased Arnold & Porter’s interest in Secura. Before his appointment to the FDIC, Bill Isaac served as vice president, general counsel and secretary of First Kentucky National Corporation and its subsidiaries, including First National Bank of Louisville and First Kentucky Trust Company. He began his career with Foley & Lardner in Milwaukee where he practiced general corporate law specializing in banking law.

Mr. Isaac received a Distinguished Achievement Medal in 1995 from Miami University and a Distinguished Alumnus Award in 2013 from The Ohio State University. He is a Life member of both the Board of Directors of the Miami University Foundation and the Board of Directors of The Ohio State University Foundation. Bill co-founded in 2016, with his former classmate, the William Isaac & Michael Oxley Center for Business Leadership at Miami University.

Mr. Isaac began his career as an attorney with Foley & Lardner and was a senior partner with Arnold & Porter. Before his appointment to the FDIC, Bill Isaac served as Vice President, General Counsel and Secretary of First Kentucky National Corporation and its subsidiaries, including First National Bank of Louisville and First Kentucky Trust Company. He received a “Distinguished Achievement Medal” in 1995 from Miami University and a “Distinguished Alumnus Award” in 2013 from the Ohio State University (“OSU”). He is a former member of the Board of Directors of the Miami University Foundation and is a Life Member of the Board of Directors of the OSU Foundation. Mr. Isaac is involved with several charitable and not for profit organizations and in 2016, co-founded with his former classmate, the William Isaac & Michael Oxley Center for Business Leadership at Miami University. Mr. Isaac earned a B.B.A. from Miami University and a J.D. from OSU. Mr. Isaac’s extensive business experience spans over 40 years and includes expertise in financial services, consulting, contingent labor and mergers and acquisition. He has served in the roles of lawyer, consultant, regulator and director to numerous organizations. He brings a wealth of knowledge to the board and is an invaluable resource to GEE Group.

Jyrl James – Director

Jyrl James has served as a director of the Company since August 11, 2023. Ms. James has significant business and legal experience. She has been the general counsel and consultant to minority owned small businesses, such as Rae’s Playze Adult Daycare Center, Rightvarsity Technologies LLC, and Learning Right Technology LLC, since September 2012, where she has been overseeing and advising the businesses on matters of corporate governance, contracts, real estate, employment matters, internal policy development, participating in the ongoing strategic planning process as an integral member of the senior management team, advising on interactive computer technology and workforce development. Also, she has advised an education services company regarding intellectual property, employment and labor relations, contract issues and intellectual property. In addition, she has been a member of the board of directors of Rae’s Playze Adult Daycare Center. Mrs. James has been the President of Joslyse, LLC, a real estate investment company since June 2010, responsible for purchase, ownership, rental and sale of residential and commercial real estate and overseeing finance, operations, maintenance, administration, and improvement of commercial and residential properties. From September 2009 to December 2013, Ms. James served as general counsel and corporate secretary to an investment group at Queen City Venture Partners, LLC.

During her 30-year legal career Ms. James served as strategic leader in legal and business roles. She has been a key participant in company acquisitions and development of infrastructures for both legal and human resources functions. Ms. James has been instrumental in successfully guiding companies through business expansions and business crisis, including a chemical explosion with multiple fatalities, an SEC investigation and labor strife. During the course of her career, she led and developed professional staff and executives in North American countries and England. Her governance experience includes presenting to boards on various legal and structural matters and ensuring that the preparation of committee and board documents were thorough and complete.

Ms. James was the first in-house attorney for Adecco Group North America (“Adecco”), the largest subsidiary of the Zurich based global human resources solutions and staffing services company, Adecco SA, from 1998 to 2005. As Senior Vice President and General Counsel for North America, Ms. James was a member of key management of the then 4.5-billion-dollar billion enterprise of Adecco SA, then the world’s largest staffing services solutions and talent development provider. As part of the Adecco executive management team, Ms. James was a critical participant in setting the direction of the company, providing legal advice, and managing a wide range of legal activities through a team of 30 in-house attorneys in 3 countries and numerous outside counsels. She served as corporate secretary and held a government security clearance.

Ms. James served as vice president of human resources and general counsel at the Akron Beacon-Journal from 1994 to 1998. Previous to that, she was an attorney specializing in employment/labor/benefits law at the Atlantic Richfield Company and at private law firms. She also served as chairperson of the California Agricultural Labor Relations Board.

Ms. James has completed the University of Santa Clara Black Corporate Board Readiness program, a program that accelerates diversity in corporate governance by accompanying highly experienced, qualified Black leaders through a structured executive education program. She holds a degree in business and labor relations from the Illinois Institute of Technology and a law degree from DePaul University Law School.

Matthew Gormly – Director

Matthew Gormly joined the Company in March 2020, as an independent director, bringing with him a wealth of experience and expertise. Mr. Gormly is a Founder and the Managing Partner of Reynolds Gormly & Co., LLC ("Reynolds Gormly"), where he leads his organization on origination and capital market opportunities while overseeing the firm's overall management. His vast experiences have helped him hone his ability to navigate complex financial landscapes during which he has led or played a significant role in the origination of over $1.5 billion in financings for acquisitions, leveraged recapitalizations, and re-financings throughout his esteemed career. He has served on the boards of directors for over 25 companies, spanning an impressive 30-year period. His board leadership has provided invaluable guidance and strategic insights to these companies, including GEE Group, contributing to their growth and success.

Mr. Gormly is an experienced, thoughtful executive leader and decision maker. He vast business and finance experience includes commercial banking, investment banking, management of small and medium size business, and private equity partnerships. His particular areas of expertise include business development and strategy, corporate finance, corporate governance, mergers, acquisitions, and divestitures, capital markets, policy formulation and execution, and strategic planning.

Prior to his involvement with Reynolds Gormly, Mr. Gormly played a pivotal role in the growth and transformation of Wicks Capital Partners ("Wicks") during his seventeen-year tenure as a Managing Partner, before departing in 2016. The Wicks Funds invested in information, education and media companies broadly defined. Mr. Gormly was a managing partner and part owner of the management company. He also was a member of the Firm’s General Partner Management and Investment Committees. He and his partners managed all aspects of the management company and multiple funds and limited partner relationships and held board positions in all portfolio company investments.

During his time at Wicks, Mr. Gormly demonstrated exceptional leadership focusing his efforts on a wide range of responsibilities, including originating, acquiring, managing, growing, and divesting the firm's portfolio of control buyout investments. His extensive experience in every facet of the investment process, such as developing investment theses, origination, acquisitions, strategic planning, and divestitures, has been instrumental in his success. He was at the forefront of originating new investments, facilitating financing for transactions, and effectively managing these investments through the sale processes. And his contributions extend beyond his direct involvement with Reynolds Gormly and Wicks.

Educationally, Mr. Gormly holds a Bachelor of Arts degree from Hampden-Sydney College, complemented by a Master of Business Administration degree from the Babcock School of Management at Wake Forest University. Mr. Gormly’s academic credentials, combined with his extensive professional experience, form a solid foundation for his exceptional performance and continued contributions to GEE Group.

Thomas Vetrano – Director, Lead Independent Director

Mr. Vetrano joined the Company as a director in March 2020. On July 5, 2023, the Nominating Committee elected Mr. Vetrano as the Lead Independent Director of the Board. He is an accomplished executive leader and business consultant who has over 40 years of international business experience in environmental, health, safety, and sustainability issues. With a strong track record of success in various leadership positions, Mr. Vetrano has made significant contributions to renowned organizations.

As President and Managing Director of Ramboll Environment and Health (REH) from 2014 to 2019, Mr. Vetrano led the largest division of Copenhagen-based Ramboll Group. REH is a $450 million environmental and health sciences consultancy, with a global presence of over 2,600 employees in 25 countries. Under his guidance, the REH achieved exceptional financial performance and strategic growth, solidifying its position among the top ten global environmental consultancies. Mr. Vetrano oversaw all REH business operations, including finance and accounting, IT, risk management, human resources, marketing, sustainability, and employee health and safety. Prior to its acquisition by REH, Mr. Vetrano participated in the management buyout of ENVIRON Holdings, Inc. in 1998, and served as Chief Operating Officer and Secretary of ENVIRON from 2004 until 2014. During his tenure, ENVIRON experienced remarkable expansion, growing from 300 employees in the US and UK to over 1,500 employees across 25 countries. Under Mr. Vetrano's leadership, ENVIRON's revenues tripled to surpass $300 million, achieving consistent top-quartile industry growth and profitability. Following the successful sale of ENVIRON to REH, Mr. Vetrano directed post-merger integration and synergy realization efforts.

Mr. Vetrano's career also includes positions such as Managing Director and Vice President of Environmental Services at Kroll Associates, and Practice Leader and West Coast Regional Manager at Fred C. Hart Associates / McLaren-HART.

Mr. Vetrano currently serves as a member of the Boards of Directors for GEE Group, Inframark LLC, Locus Fermentation Solutions, and Cumming Group. He also serves as Chairman of the Board of Directors for The First Tee of the Virginia Blue Ridge, a charitable organization focused on youth development. Mr. Vetrano previously served as a Director for Smarter Sorting, and as an Advisory Board member for Daybreak LLC.

Throughout his career, Mr. Vetrano has demonstrated his commitment to ethical practices and corporate governance. During his time as a Director for ENVIRON and REH and on other international statutory and corporate governance boards, he has served on various Board committees including Ethics, Equity, Executive Compensation, Finance, Governance, Risk, and Valuation Committees. He currently serves as Chair of the Compensation Committee for GEE Group and Locus Fermentation Solutions, and Chair of the Risk Committee for Inframark LLC.

Mr. Vetrano has provided business consulting services to corporations, private equity firms, financial institutions, and legal counsel. Mr. Vetrano is internationally recognized for his expertise in M&A due diligence, having directed environmental, health, safety, and sustainability due diligence for over 500 global transactions across diverse industries and sectors. He has shared his knowledge as a chairman or speaker at numerous professional conferences and seminars and has authored and contributed to publications on due diligence, environmental auditing, and cost recovery litigation support.

Mr. Vetrano holds a B.S. in Environmental Science from Rutgers University, graduating cum laude in 1982. He pursued further education at the New Jersey Institute of Technology, where he earned an M.S. in Environmental Engineering/Toxicology and received the prestigious EXXON Graduate Fellowship in 1984.

J. Randall Waterfield – Director

J. Randall Waterfield has served as a director of the Company since August 11, 2023. Mr. Waterfield is Chairman of The Board & Chief Executive Officer of Waterfield Holdings. Waterfield Holdings traces its roots back to 1928, when Richard H. Waterfield founded Waterfield Mortgage Company and Waterfield Insurance Agency in Fort Wayne, Indiana. After selling the largest private mortgage company in the US and largest Indiana based bank in 2006 and 2007 respectively, Waterfield Holdings has diversified into technology, real estate, asset management and merchant banking. Waterfield Holdings today has over $2 billion in managed assets.

Mr. Waterfield was the 2017-2018 Chairman of Young Presidents’ Organization (YPO) International (www.ypo.org) an organization of over 34,000 CEOs from over 140 countries with combined revenue of over US $9 trillion. He is currently a director of 26 Capital Acquisition Corp., (NASDAQ: ADER), US Strategic Metals, Linden Lab, and WTI Holdings, and has served on various boards previously including SMTC Corporation, (formerly NASDAQ: SMTX), a global manufacturing company, Red Oak Partners, RF Industries, Ltd. (NASDAQ: RFIL), an interconnect and cable products manufacturing company and Asure Software. Prior to joining Waterfield, Mr. Waterfield was employed by Goldman Sachs Asset Management, where he was responsible for the small cap growth portfolios. Through the Waterfield Foundation and J. Randall Waterfield Foundation, Mr. Waterfield supports a variety of environmental and Midwestern based causes. Mr. Waterfield graduated from Harvard University in 1996; he holds the Chartered Financial Analyst designation (CFA) and is a member of MENSA.

David Sandberg – Director

David Sandberg has served as a director of the Company since August 11, 2023. Mr. Sandberg serves as the Managing Member, Founder, and Portfolio Manager of Red Oak Partners, LLC (“Red Oak Partners”), an investment advisory firm with a focus on value investing, since 2003. Prior to founding Red Oak Partners, he co-managed J.H. Whitney & Co’s Green River fund, a private equity firm, from 1998 to 2002. Mr. Sandberg currently serves as Chairman of the Board of CBA Florida, Inc. (formerly OTC: CBAI), a healthcare service company, since April 2015. Mr. Sandberg also currently serves on the board of directors of W.O. Partners, LLC, a privately-held parent company that owns and operates construction and poultry staffing companies, since February 2020 and WTI Holdings, LLC, a privately-held holding company involving technology businesses, since 2017. He previously served on the board of directors of Asure Software, Inc. (NASDAQ: ASUR), a software services company, including as Chairman of the Board, from June 2009 to August 2020, SMTC Corporation (formerly NASDAQ: SMTX), a global manufacturing company, from April 2009 to April 2021, Issuer Direct Corporation (NASDAQ: ISDR), a communications company, from August 2013 to August 2016, Kensington Vanguard, a private title insurance company, including as its Chairman, from August 2012 to August 2016, Planar Systems Inc. (formerly NASDAQ: PLNR), an electronics manufacturing company from March 2012 to February 2015, RF Industries, Ltd. (NASDAQ: RFIL), an interconnect and cable products manufacturing company, from September 2011 to March 2013, and EDCI Inc. (formerly NASDAQ: EDCI), a holding company, from June 2009 to December 2012. Mr. Sandberg has experience serving as a member of and as Chairman of each of the audit, compensation, nominating and governance, and strategic committees for public companies. Mr. Sandberg graduated from Carnegie Mellon University with a B.S. in Industrial Management and a B.A. in Economics.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers, and greater-than-ten-percent beneficial owners with respect to fiscal 2023 have been filed.

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

Effective July 5, 2023, and upon the recommendation of the Nominating Committee, the Board elected Thomas Vetrano as Lead Independent Director of the Board. The Lead Independent Director’s responsibilities include but not limited to, serving as a liaison between the independent directors and the Chairman and Chief Executive Officer, calling for meetings of the independent directors, presiding at all meetings of the independent directors and any Board meeting when the Chairman and Chief Executive Officer is not present, including executive sessions of the independent directors, providing feedback from executive session of the independent directors to the Chairman and Chief Executive Officer and other senior management, responding directly to shareholder and stakeholder questions, as appropriate, leading the Board’s evaluation of the Chairman and Chief Executive Officer and succession planning, and serving a key role in Board’s annual self-assessment. The Board believes the appointment of Mr. Vetrano as Lead Independent Director will further enhance its means to accomplish its oversight responsibilities, and also is in keeping with its desire to follow best practices in governance. The Board provides overall risk oversight for the Company as part of its normal, ongoing responsibilities. It receives reports from Mr. Dewan, Mr. Thorpe, and other members of senior management on a periodic basis on areas of risk facing the Company. In addition, committees of the Board oversee specific elements of risk or potential risk.

Director Independence

The Board has determined, with the assistance of the Nominating and Corporate Governance Committees, that each of its current directors, other than Mr. Dewan, is an “independent director” under the NYSE American Listed Company Manual. The Board has affirmatively determined that William Isaac, Darla Moore, Jyrl James, Matthew Gormly, Thomas Vetrano, Peter Tanous, J. Randall Waterfield and David Sandberg satisfy the independence standards under the NYSE American Listed Company Manual. Thomas Vetrano serves as the Company’s Lead Independent Director.

The Board has determined that each current member of the Audit Committee meets the additional independence criteria required for audit committee membership under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act and possesses the experience and expertise required to be considered a “financial expert” as defined under the Sarbanes-Oxley Act. In addition to the independence standards provided in the NYSE American Listed Company Manual, the Board has determined that each director who serves on our Audit Committee satisfies standards established by the SEC providing that, in order to qualify as “independent” for the purposes of membership on that committee, members of audit committees may not (i) accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation or (ii) be an affiliated person of the Company or any of its subsidiaries. The Board has also determined that each member of the Compensation Committee satisfies the NYSE American standards for independence of Compensation Committee members.

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action or attention between scheduled meetings. The Board of Directors held twelve (12) meetings and executed seven (7) unanimous consents during fiscal 2023. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are five standing committees of the Board of Directors: the Nominating Committee, the Audit Committee, the Corporate Governance Committee, the Mergers and Acquisitions Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending to the Board of Directors qualified candidates to fill positions on the Board of Directors. The Nominating Committee held three (3) meetings and executed one (1) unanimous consent during fiscal 2023.

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

The Nominating Committee is presently comprised of five non-employee, independent directors: Darla Moore (Chairwoman), William Isaac, Peter Tanous, Jyrl James and Thomas Vetrano. Ms. James and Mr. Vetrano were appointed to the Nominating Committee on August 11, 2023.

The Board of Directors has adopted a written charter for the Nominating Committee. The Nominating Committee Charter is available on the Company’s website.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting, and its internal controls over financial reporting. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the Company’s independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee held five (5) meetings and executed one (1) unanimous consent during fiscal 2023.

The Audit Committee is presently composed of five non-employee, independent directors: Peter Tanous (Chairman), Darla Moore, William Isaac, Matthew Gormly and J. Randall Waterfield. Mr. Waterfield was appointed to the Audit Committee on August 11, 2023. The Board has determined that Mr. Tanous, Ms. Moore, Mr. Isaac, Mr. Gormly and Mr. Waterfield each are considered an “audit committee financial expert” as defined by rules of the SEC. The Board has determined that each audit committee financial expert meets the additional independence criteria required under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act.

The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is available on the Company’s website.

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the director and executive officer compensation plans, policies, and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee held two (2) meetings and executed two (2) unanimous consents during fiscal 2023.

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

The Compensation Committee has the authority to retain compensation consultants. During fiscal 2022, the Company engaged independent compensation consultants to perform a compensation study and analysis of the annual compensation of its executives. The Compensation Committee assessed the independence of the compensation consultants based on the specific criteria under applicable SEC rules and determined that no conflict of interest is raised by the compensation consultants work for the Compensation Committee. The study included relevant market data, various peer group comparisons, and best practices and comparisons of the amounts and components of the Company’s executive pay to its top three executives with those of several comparable companies. Upon completion of its study, the independent consulting firm presented its findings and recommendations to the Company and its Compensation Committee. With the benefit of the findings, recommendations and other inputs provided by the independent consultants, the Company drafted a formal Annual Incentive Compensation Program, which was reviewed and approved by the Compensation Committee and the Board.

The Compensation Committee also has the responsibility to make recommendations to the Board regarding the compensation of directors. The Board has assessed the risks that could arise from our employee compensation policies and does not believe that such policies are reasonably likely to have a materially adverse effect on the Company.

The Compensation Committee is presently comprised of five non-employee, independent directors: Thomas Vetrano (Chairman), Peter Tanous, Darla Moore, Matthew Gormly and Jyrl James. Mr. Gormly and Ms. James were appointed to the Compensation Committee on August 11, 2023.

The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is available on the Company’s website. A copy of the Compensation Committee Charter was attached as an appendix to the proxy statement prepared in connection with the January 28, 2010 Annual Meeting of Shareholders.

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of the Company’s proposed acquisitions and, only after the Committee has determined an acquisition qualifies, is the acquisition presented to the entire board for approval. The Mergers and Acquisition Committee has the authority to retain compensation consultants but has not done so to date. The Mergers and Acquisition Committee held one (1) meeting during fiscal 2023.

The Mergers and Acquisitions Committee is presently comprised of five non-employee, independent directors: William Isaac (Chairman), Darla Moore, Matthew Gormly, J. Randall Waterfield and David Sandberg. Ms. Moore, Mr. Gormly, Mr. Waterfield and Mr. Sandberg were appointed to the Mergers and Acquisitions Committee on August 11, 2023. Derek Dewan, Board Chairman and CEO, has observer rights with regards to the Mergers and Acquisitions Committee.

Corporate Governance Committee

The Corporate Governance Committee has responsibilities and duties ranging from Board and committee structure and organization to assisting the Board in evaluating whether the Board and its committees are functioning effectively and consistently in accordance with and subject to applicable law and rules and regulations promulgated by the SEC, the NYSE and any other applicable regulatory authority. The Corporate Governance Committee also monitors and recommends the functions of the various committees of the Board. The Corporate Governance Committee is responsible for developing director qualifications and an annual evaluation process for the Board, its committees, and individual directors and for overseeing the execution of such annual evaluations, including the Committee’s own evaluation. The Corporate Governance Committee is tasked with the responsibility to review the outside activities of Senior Executives and, if warranted, report and/or make recommendations concerning such activities to the Board. The Corporate Governance Committee also regularly reviews the Company’s and subsidiaries’ Certificates of Incorporation, Bylaws and Policies, Committee Charters and other Company documents and recommend revisions to be acted upon by the Board.

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

Finally, the Corporate Governance Committee periodically reviews and considers independence and potential conflicts of interest with regard to all directors and senior management members and makes recommendations to the Board regarding questions of potential conflicts of interest, if any, and with regard to any transactions among the Company and related parties as defined in Item 404 of Regulation S-K.

The Committee is required to be comprised of three or more directors as determined by the Board, each of whom the Board has determined meets the independence requirements of the Company’s Standards for Director Independence, the NYSE and the SEC. The members of the Committee are appointed by the Board and serve until their successors are duly appointed or until their retirement, resignation, death or removal by the Board.

The Governance Committee held one (1) meeting during fiscal 2023.

The Corporate Governance Committee is presently composed of five non-employee, independent directors: William Isaac (Chairman), Peter Tanous, Darla Moore, Jyrl James and David Sandberg. Ms. Moore, Ms. James and Mr. Sandberg were appointed to the Corporate Governance Committee on August 11, 2023. The Corporate Governance Committee met once and executed one unanimous consent during fiscal 2023.

Agreements with Respect to Director Nominations

Agreement with Red Oak

On August 9, 2023, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Red Oak Partners, LLC (collectively with its affiliates, “Red Oak”).

Pursuant to the Cooperation Agreement, the Company agreed to increase the size of its Board by two seats and to appoint each of David Sandberg and J. Randall Waterfield to the Board as a Class I director and Class II director, respectively. On August 11, 2023, the Company increased the size of its Board from seven to nine members and appointed David Sandberg and J. Randall Waterfield to the Board as a Class I director and a Class II director, respectively, to fill the vacancies created by an increase in the size of the Board. The Company further agreed to nominate Mr. Sandberg for election to the Board at the Company’s 2023 annual meeting of shareholders (the “2023 Annual Meeting”), and to nominate Mr. Waterfield for election to the Board at the Company’s 2024 annual meeting of shareholders (the “2024 Annual Meeting”). In addition, the Board appointed Messrs. Sandberg and Waterfield to the Mergers and Acquisitions Committee of the Board, Mr. Sandberg to the Corporate Governance Committee of the Board and Mr. Waterfield to the Audit Committee of the Board.

Subject to the terms and conditions of the Cooperation Agreement, Mr. Sandberg has agreed to submit a conditional resignation from the Board promptly following his engagement, directly or through his affiliates, in activities that violate the Company’s Code of Ethics, or the Company’s receipt of notice that Red Oak’s beneficial ownership has failed to equal or exceed two-thirds of the outstanding shares of Common Stock, beneficially owned as of the date of the Cooperation Agreement, and Mr. Waterfield has agreed to submit a conditional resignation promptly following certain conditions, as provided in the Waterfield Agreement (as defined below).

Pursuant to the Cooperation Agreement, Red Oak agreed to irrevocably withdraw its notice of intent to nominate candidates for election to the Board and to present certain business proposals at the 2023 Annual Meeting and to cease all solicitations and related activities in connection with the 2023 Annual Meeting. In addition, the Nominating Committee of the Board previously elected Thomas Vetrano as the Lead Independent Director of the Board, and the Company agreed to maintain the Lead Independent Director position during the term of the Cooperation Agreement. Furthermore, pursuant to the terms of the Cooperation Agreement, the Board agreed to engage an investment bank or consulting firm to assist in evaluating strategic opportunities to maximize shareholder value.

During the term of the Cooperation Agreement, Red Oak agreed to vote all shares of Common Stock beneficially owned by it at all meetings of the Company’s shareholders in accordance with the Board’s recommendations, except that Red Oak may vote in its discretion on Extraordinary Transactions (as defined in the Cooperation Agreement) and, other than with respect to director election, removal or replacement proposals, in accordance with the recommendations of Institutional Shareholder Services Inc. or Glass, Lewis & Co., LLC if either of them recommends differently from the Board.

Pursuant to the Cooperation Agreement, Red Oak also agreed to certain customary standstill provisions prohibiting it from, among other things, (a) soliciting proxies; (b) advising or knowingly encouraging any person with respect to the disposition of any securities of the Company, subject to limited exceptions; (c) acquiring, in the aggregate, beneficial ownership of more than 19.9% of the outstanding shares of Common Stock; and (d) taking actions to change or influence the Board, management or the direction of certain Company matters. Until the termination of the Cooperation Agreement, the Company and Red Oak also agreed not to disparage each other.

The Cooperation Agreement will terminate on the date that is 40 days prior to the opening of the window for submission of shareholder nominations for the Company’s 2025 annual meeting of shareholders. Each of the Company and Red Oak has the right to terminate the Cooperation Agreement earlier if the other party commits a material breach of the Cooperation Agreement and such breach is not cured within 15 days after notice or, if such breach is not curable within 15 days, the breaching party has not taken any substantive action to cure within such 15-day period.

Agreement with J. Randall Waterfield

On August 3, 2023, the Company entered into a letter agreement (the “Waterfield Agreement”) with J. Randall Waterfield. Pursuant to the Waterfield Agreement, Mr. Waterfield consented to being named by the Company as a nominee for election to the Company’s Board and to serve as a director, if elected, in connection with any annual meeting of shareholders during the term of the Waterfield Agreement. Mr. Waterfield has also agreed to submit a conditional resignation promptly following his engagement in any activities that violate the Company’s Code of Ethics or the Company’s receipt of notice that Red Oak’s beneficial ownership has failed to equal or exceed one-half of the shares of Company’s Common Stock, beneficially owned as of August 9, 2023, the date of the Cooperation Agreement.

Until the date that is 30 days prior to the opening of the window for submission of shareholder nominations for the Company’s 2025 annual meeting of shareholders (the “Termination Date”), Mr. Waterfield has agreed to vote all Common Stock beneficially owned by him at all meetings of the Company’s shareholders in accordance with the Board’s recommendation.

The Waterfield Agreement also prevents Mr. Waterfield, until the Termination Date, from, among other things, (a) nominating a person for election at any shareholder meeting at which directors are to be elected; (b) soliciting proxies; (c) submitting any shareholder proposals for consideration at any shareholder meeting; (d) publicly proposing any change in the number or term of directors serving on the Board or the filling of any vacancies on the Board; and (e) entering into any discussions or agreements with respect to any of the foregoing actions, or assisting or encouraging anyone to take any such action. Until the Termination Date, the Company and Mr. Waterfield have also agreed not to disparage each other.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Shareholder Communications

The Board has established a procedure by which shareholders of the Company can communicate with the Board. Shareholders interested in communicating with the Board as a group or with individual directors may do so, in writing. Correspondence to the directors should be sent by regular mail c/o the Secretary, GEE Group Inc., 7751 Belfort Road, Suite 150, Jacksonville, Florida 32256. Any such correspondence will be reviewed by the Secretary, who will then forward it to the appropriate parties. Communications that are solicitations or deemed to be irrelevant to the Board’s responsibilities may be discarded, at the discretion of the Secretary.

Corporate Code of Ethics

We have a Code of Ethics that applies to all directors and employees, including our senior management team. The Code of Ethics is designed to deter wrongdoing, to promote the honest and ethical conduct of all employees and to promote compliance with applicable governmental laws, rules, and regulations. We intend to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provision thereof applicable to our Chief Executive Officer and our Principal Financial and Accounting officer by posting such information on our website pursuant to SEC rules. There were no such amendments of or waivers to any of the Company’s policies and procedures outlined under its Code of Ethics during fiscal 2023.

The Code of Ethics is available on the Company’s website. In addition, you may obtain a printed copy of the Code of Ethics, without charge, by sending a request to: GEE Group Inc., 7751 Belfort Road, Suite 150, Jacksonville, Florida 32256, Attn.: Secretary

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Information

The following table summarizes total compensation to named executive officers including the principal executive officer, principal financial and accounting officer, and principal operating officer. Throughout this section, the term “named executive officers” is intended to refer to the individuals listed in “Summary Compensation Table.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan	2023	518,000	77,700	188,299	-	-	-	18,154	802,153
Chief Executive Officer	2022	350,000	498,750	-	-	-	-	2,800	851,550

Alex Stuckey	2023	331,000	37,238	134,499	-	-	-	28,040	530,777
Chief Operating Officer	2022	250,000	267,188	-	-	-	-	2,800	519,988

Kim Thorpe	2023	331,000	37,238	145,260	-	-	-	26,016	539,514
Senior Vice President and Chief Financial Officer	2022	270,000	288,563	-	-	-	-	2,800	561,363

Employment and Change in Control Agreements

Derek Dewan, Chairman and Chief Executive Officer: On August 12, 2016, the Company entered an employment agreement with Derek Dewan (the “Dewan Employment Agreement”). The Dewan Employment Agreement provides for a five-year term ending on August 15, 2021, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard 1-year automatic extension clause if there is no notice by the Company of termination. Mr. Dewan had received a starting base salary at the rate of $300,000 per year which can be adjusted by the Compensation Committee. Mr. Dewan’s employment agreement was amended in fiscal 2021 to increase his base salary to $350,000 per year, and to extend the term of the agreement so that it ends on September 30, 2024. Mr. Dewan is entitled to receive an annual bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee. The Dewan Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On December 2, 2022, the Company granted 221,518 restricted shares of common stock to Mr. Dewan under the AICP based on fiscal 2022 performance and an additional 16,835 shares were granted based on fiscal 2023 targets, as adjusted based on actual performance. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

On April 27, 2023, the Company entered into a new employment agreement with Mr. Dewan for his continued employment (the “New Dewan Employment Agreement”). The New Dewan Employment Agreement provides for a five-year term ending on April 26, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard one-year automatic extension clause if there is no notice by the Company or Mr. Dewan of termination. The New Dewan Employment Agreement provides for a base salary at the rate of $518,000 per year, which can be increased, but not decreased, by the Compensation Committee. The New Dewan Employment Agreement provides that Mr. Dewan is entitled to receive an annual cash bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee and is eligible to participate in Company equity-based incentive compensation and benefit plans and to receive certain other perquisites. The New Dewan Employment Agreement contains standard termination, severance, change of control, non-compete, non-solicitation and confidentiality provisions.

Alex Stuckey, Chief Operating Officer: On June 1, 2018, the Company and Mr. Stuckey entered into a written employment agreement with respect to Mr. Stuckey’s service as Chief Administrative Officer of the Company (the “Stuckey Employment Agreement”). On August 26, 2022, Mr. Stuckey was re-appointed as the Company’s Chief Operating Officer. The Company and Mr. Stuckey agreed to an initial term of five years and that Mr. Stuckey will receive a base salary of $220,000 per year, subject to increase, but not decrease, at the discretion of the Board. Mr. Stuckey’s annual salary was increased as of August 15, 2021 to a base salary of $250,000 per year. The Company and Mr. Stuckey have agreed that Mr. Stuckey shall be eligible to receive Incentive Compensation that shall be determined by the Chief Executive Officer or the Board. Mr. Stuckey is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Stuckey Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 21, 2022, 100,000 restricted shares of common stock previously granted to Mr. Stuckey became fully vested. On December 2, 2022, the Company granted 158,227 restricted shares of common stock to Mr. Stuckey under the AICP based on fiscal 2022 performance and an additional 12,025 shares were granted based on fiscal 2023 targets, as adjusted based on actual performance. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

On April 27, 2023, the Company entered into a new employment agreement with Mr. Stuckey with respect to Mr. Stuckey’s continuing service (the “New Stuckey Employment Agreement”). The New Stuckey Employment Agreement provides for a five-year term ending on April 26, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard one-year automatic extension clause if there is no notice by the Company or Mr. Stuckey of termination. The New Stuckey Employment Agreement provides for a starting base salary at the rate of $331,000 per year which can be increased, but not decreased, by the Compensation Committee. The New Stuckey Employment Agreement provides that Mr. Stuckey is entitled to receive an annual cash bonus based on criteria to be agreed to by Mr. Stuckey and the Compensation Committee and is eligible to participate in Company equity-based incentive compensation and benefit plans and to receive certain other perquisites. The New Stuckey Employment Agreement contains standard termination, severance, change of control, non-compete, non-solicitation and confidentiality provisions.

Kim Thorpe, Senior Vice President and Chief Financial Officer: On June 15, 2018, the Company appointed Kim Thorpe as the Company’s new Chief Financial Officer. On February 13, 2019, the Company and Mr. Thorpe entered into a written employment agreement with respect to Mr. Thorpe’s service as Senior Vice President and Chief Financial Officer of the Company (the “Thorpe Employment Agreement”). The Company and Mr. Thorpe agreed to an initial term of five years and that Mr. Thorpe will receive a base salary of $200,000 per year, subject to increase, but not decrease, at the discretion of the Chief Executive Officer. Mr. Thorpe’s employment agreement was amended in fiscal 2020 to increase his base salary to $250,000 per year, and again in fiscal 2021 to increase his base salary to $270,000 per year, and to extend the term of the agreement so that it ends on September 30, 2024. Mr. Thorpe is entitled to receive an annual bonus based on criteria to be agreed to by Chief Executive Officer. Mr. Thorpe is also eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company in addition to other benefits provided to executives of the Company. The Thorpe Employment Agreement contains standard termination, change of control, non-compete and confidentiality provisions. On August 21, 2022, 100,000 restricted shares of common stock previously granted to Mr. Thorpe became fully vested. On August 12, 2023, 300,000 restricted shares of common stock previously granted to Mr. Thorpe became fully vested. On December 2, 2022, the Company granted 170,886 restricted shares of common stock to Mr. Thorpe under the AICP based on fiscal 2022 performance and an additional 12,987 shares were granted based on fiscal 2023 targets, as adjusted based on actual performance. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the date of grant.

On April 27, 2023, the Company entered into a new employment agreement with Mr. Thorpe with respect to Mr. Thorpe’s continuing service (the “New Thorpe Employment Agreement”). The New Thorpe Employment Agreement provides for a five-year term ending on April 26, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard one-year automatic extension clause if there is no notice by the Company or Mr. Thorpe of termination. The New Thorpe Employment Agreement provides for a base salary at the rate of $331,000 per year which can be increased, but not decreased, by the Compensation Committee. The New Thorpe Employment Agreement provides that Mr. Thorpe is entitled to receive an annual cash bonus based on criteria to be agreed to by Mr. Thorpe and the Compensation Committee and is eligible to participate in Company equity-based incentive compensation and benefit plans and to receive certain other perquisites. The New Thorpe Employment Agreement contains standard termination, severance, change of control, non-compete, non-solicitation and confidentiality provisions.

On April 27, 2023, the Company entered into Indemnification Agreements with certain of its officers and members of the Board to provide for indemnification of each individual in their respective capacities as officers and members of the Board of the Company to the fullest extent permitted under the Company’s Amended and Restated Articles of Incorporation, Amended and Restated Bylaws, and the Illinois Business Corporation Act.

Annual Incentive Compensation Program Adopted in Fiscal 2022

The Bonus Awards presented in the Summary Compensation Table for Messrs. Dewan, Stuckey and Thorpe for fiscal 2023 were accrued but unpaid as of September 30, 2023; but were subsequently paid on December 1, 2023 following determination of the final amounts and approval by the Company’s Compensation Committee and Board of Directors.

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

No stock options were awarded to the named executive officers during fiscal 2023. If and when stock options are granted, the Company’s policy is that option prices must be set that are equal to the market price on the date of grant, that they have vesting dates five years or less after the date of grant, and that they have expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to named executive officers and directors that were outstanding as of September 30, 2023:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	488,353	288,128

Alex Stuckey, Chief Operating Officer	-	-	-	-	353,585	208,615

Kim Thorpe, Senior Vice President and Chief Financial Officer	50,000	-	2.21	06/15/28	392,206	231,402

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k)-retirement plan in which all full-time employees may participate after one year of service.

Pay Versus Performance

The following pay versus performance disclosure is new this year, as required by rules recently adopted by the SEC in the fall of 2022. The disclosure required for smaller reporting companies consists of a Pay Versus Performance table and reconciliation of the information reported in the table. The SEC believes this disclosure will help shareholders better evaluate the link between executive pay and performance, both for the Company on a stand-alone basis and as compared to other publicly traded companies.

The Pay Versus Performance table is highly regulated and requires pay disclosure that is significantly different than what we have customarily provided in the Summary Compensation Table and the other executive compensation tables in prior years. The table currently provides SEC mandated compensation data for fiscal years 2022 and 2023 for our Named Executive Officers (“NEOs”), including our principal Executive Officer (“PEO”), along with certain financial performance measures. In reviewing the table, our shareholders should note the following:

o

The amounts in columns (b) and (d) of the table are taken from or derived directly from the total compensation paid to the relevant NEOs as reported in this year’s or prior years’ Summary Compensation Tables;

o

The “compensation actually paid” in columns (c) and (e) represents a new type of compensation disclosure mandated by the SEC, the intent of which is to try and isolate the amount of compensation earned by the relevant NEO(s) in each year. To calculate “compensation actually paid,” we are required to start with the totals for that year as reported in the Summary Compensation Table, deduct the Summary Compensation Table values for stock and option awards, and then add back amounts for new and previously outstanding stock and option awards in a manner mandated by the SEC. The disclosure and calculations are complex and can be confusing, and the amounts determined in accordance with the rules often bear no relation to the money or the economic value received or monetized by a particular NEO in the given year. We therefore caution that the term “compensation actually paid” should not be read literally and does not actually reflect the “take home” amounts received by our NEOs in a given year; and

o

The SEC rules require that we include in the Pay Versus Performance table information regarding our U.S. GAAP net income results. U.S. GAAP net income was not a performance metric in any of our compensation programs and did not affect the compensation awarded to our NEOs for the years covered by the Pay Versus Performance Table. We are nonetheless required to include such information in the table and we urge our investors to keep in mind that U.S. GAAP net income did not drive the amount of pay awarded to or realized by our NEOs.

Pay Versus Performance Table

	(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fiscal Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Non -PEO NEOs	Average Compensation Actually paid to Non-PEO NEOs (1)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (2)	Net Income available to Maiden Common Shareholder (in thousands)
Derek Dewan	2023	$802,153	$687,277	-	-	$128	$9,418
Chief Executive Officer	2022	$851,550	$894,050	-	-	$137	$19,599

Alex Stuckey	2023	-	-	$530,777	$448,534	$128	$9,418
Chief Operating Officer	2022	-	-	$519,988	$571,155	$137	$19,599

Kim Thorpe	2023	-	-	$539,514	$390,276	$128	$9,418
Senior Vice President and Chief Financial Officer	2022	-	-	$561,363	$667,780	$137	$19,599

(1)

To calculate compensation actually paid, adjustments were made to the amounts reported in the Summary Compensation Table for the applicable year. A reconciliation of the adjustments for Messrs. Dewan, Stuckey and Thorpe is set forth in the table immediately following these footnotes.

(2)

Pursuant to rules of the SEC, the illustration assumes $100 was invested on September 30, 2021 in our Common Stock. Historic common share price performance is not necessarily indicative of future common share price performance.

To calculate the amounts reported in the “Compensation Actually Paid” columns in the table above, the following amounts were deducted from and added to (as applicable) our NEOs total compensation as reported in the Summary Compensation Table (“SCT”) for our named executive officers as of September 30, 2023:

			Less:	Plus:	Plus (less):
		(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fiscal Year	SCT Total	SCT Share Awards	Fair Value of Restricted Shares Units ("RSU") Granted in the Covered Year	Change in Fair Value of Unvested RSUs from Covered Years	Fair Value of RSU Granted and Vested in the Covered Year	Change in Fair Value of RSUs from Prior Years that Vested in the Covered Year	Change in Fair Value of Unvested RSUs from the Prior Years	Compensation Actually Paid

Derek Dewan	2023	$802,153	$(188,299)	$140,628	$(47,671)	-	-	$(19,534)	$687,277
Chief Executive Officer	2022	$851,550	-	-	-	-	-	$42,500	$894,050

Alex Stuckey	2023	$530,777	$(134,499)	$100,449	$(34,050)	-	-	$(14,143)	$448,534
Chief Operating Officer	2022	$519,988	-	-	-	-	$20,000	$31,167	$571,155

Kim Thorpe	2023	$539,514	$(145,260)	$108,485	$(36,775)	-	$(60,000)	$(15,688)	$390,276
Senior Vice President and Chief Financial Officer	2022	$561,363	-	-	-	-	$20,000	$86,417	$667,780

(a)	Represents Total Compensation as reported in the Summary Compensation Table for the indicated fiscal year.

(b)

Represents the grant date fair value of the share awards during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes. On December 2, 2022, the Company granted 238,353 restricted shares of common stock to Mr. Dewan. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the initial date of grant (December 2, 2025). On December 2, 2022, the Company granted 170,252 restricted shares of common stock to Mr. Stuckey. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the initial date of grant (December 2, 2025). On December 2, 2022, the Company granted 183,873 restricted shares of common stock to Mr. Thorpe. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the initial date of grant (December 2, 2025). No stock options were granted to the named PEO or NEOs in fiscal 2023 or 2022.

(c)

Represents the fair value as of the indicated fiscal year-end of the outstanding and unvested RSUs granted during such fiscal year, computed in accordance with the methodology used for financial reporting purposes.

(d)

Represents the change in fair value during the indicated fiscal year of each RSU that was granted in a prior fiscal year and that remained outstanding and unvested as of the last day of the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes.

(e)

Represents the fair value at vesting of the RSUs that were granted and vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes. No RSUs were granted and vested to the PEO or NEOs during fiscal 2023 or 2022.

(f)

Represents the change in fair value, measured from the prior fiscal year-end to the vesting date, of each RSU that was granted in a prior fiscal year and which vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes. On August 12, 2023, 300,000 restricted shares of common stock previously granted to Mr. Thorpe became fully vested. On August 21, 2022, 100,000 restricted shares of common stock previously granted to Mr. Thorpe became fully vested. On August 21, 2022, 100,000 restricted shares of common stock previously granted to Mr. Stuckey became fully vested.

(g)

Represents the average amount of change in fair value as of the end of the applicable year (from the end of the prior fiscal year) of equity awards granted in prior years that were unvested as of year-end of the applicable year.

DIRECTOR COMPENSATION

Compensation of Directors

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

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)	Restricted Stock Awards ($)	Total ($)

Peter Tanous	57,500	55,600	-	113,100
Darla Moore	57,500	55,600	-	113,100
William Isaac	57,500	55,600	-	113,100
Carl Camden (1)	50,000	31,850	-	81,850
Jyrl James (2)	-	-	29,500	29,500
Matthew Gormly	50,000	55,600	-	105,600
Thomas Vetrano	57,500	55,600	-	113,100
J. Randall Waterfield (2)	-	-	29,500	29,500
David Sandberg (2)	-	-	29,500	29,500

(1)	Mr. Camden served as a member of the Board from March 30, 2020, until his resignation on August 11, 2023.

(2)	Ms. James, Mr. Waterfield and Mr. Sandberg have served as members of the Board since August 11, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 15, 2023 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

Under applicable SEC rules, a person is deemed to be the “beneficial owner” of a voting security if such person has (or shares) either investment power or voting power over such security or has (or shares) the right to acquire such security within 60 days by any of a number of means, including upon the exercise of options or warrants, the vesting and issuance of restricted stock grants, or the conversion of convertible securities. A beneficial owner’s percentage ownership is determined by assuming that options, warrants, restricted stock and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable, issuable or convertible within 60 days, have been exercised, issued or converted.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all voting securities shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table below is care of GEE Group Inc., 7751 Belfort Parkway, Suite 150, Jacksonville, Florida 32256.

Name and Address of Beneficial Owner, Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Derek Dewan	2,091,017	(2)	1.92%
Darla Moore	591,420	(3)	*
Peter Tanous	572,320	(4)	*
William Isaac	571,487	(5)	*
Alex Stuckey	1,666,624	(6)	1.53%
Kim Thorpe	642,657	(7)	*
Carl Camden	50,000	(8)	*
Matthew Gormly	350,000	(9)	*
Thomas Vetrano	193,000	(10)	*
Jyrl James	-	(11)	*
J. Randall Waterfield	-	(12)	*
David Sandberg	9,952,675	(13)	9.12%
Current directors and executive officers as a group (11 individuals)	16,681,200		15.29%

5% or Greater Holders:
Red Oak Partners, LLC	9,952,675	(13)	9.12%
Raffle Associates, L.P.	9,303,017	(14)	8.53%
Goldenwise Capital Group Ltd.	5,602,562	(15)	5.14%

*Represents less than 1%.

(1)	Based on 109,092,402 Common Stock shares outstanding as of December 15, 2023.

(2)

Mr. Dewan’s beneficial ownership represents (i) 2,052,381 shares of common stock, 218,650 of which are part of the Derek E. Dewan Living Trust II dated the 27th of July 2010, of which Ms. Brittany M. Dewan is the trustee. Ms. Dewan has the sole voting and dispositive power over these shares of common stock. Mr. Dewan’s beneficial ownership also includes (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. It does not include 250,000 shares of restricted common stock that cliff vest on August 12, 2024, and 238,353 shares of restricted stock that were granted on December 2, 2022 comprised of; 221,518 shares that vest on the third anniversary date of the date of grant, and 16,835 shares that also vest on the third anniversary of the date of grant, but for which the final amounts granted were subject to the achievement of performance based measures. Also does not include 105,221 shares of restricted stock granted December 1, 2023 that vest on the second anniversary of the date of grant, but for which the amounts that would otherwise vest are also subject to the achievement of performance based measures.

(3)

Ms. Moore’s beneficial ownership includes (i) 416,420 common shares owned by the Darla Moore Trust, and (ii) 175,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(4)

Mr. Tanous’s beneficial ownership represents (i) 247,320 shares of Common Stock owned by Mr. Tanous, and (ii) 325,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(5)

Mr. Isaac’s beneficial ownership represents (i) 243,987 shares of Common Stock owned by Mr. Isaac, and (ii) 327,500 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(6)

Mr. Stuckey’s beneficial ownership represents (i) 1,627,988 shares of common stock owned by Mr. Stuckey, and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include 183,333 shares of restricted common stock that cliff vest on and August 12, 2024. Also does not include 170,252 shares of restricted stock that were granted on December 2, 2022 comprised of; 158,227 shares that vest on the third anniversary date of the date of grant, and 12,025 shares that also vest on the third anniversary of the date of grant, but for which the final amounts granted were subject to the achievement of performance based measures. Also does not include 75,158 shares of restricted stock granted December 1, 2023 that vest on the second anniversary of the date of grant, but for which the amounts that would otherwise vest are also subject to the achievement of performance based measures.

63

(7)

Mr. Thorpe’s beneficial ownership represents (i) 592,657 common shares owned by Mr. Thorpe, including 109,324 common shares held by FRUS Capital, LLC, (ii) 50,000 shares of common stock issuable under vested stock options. Does not include 208,333 shares of restricted common stock that cliff vest on August 12, 2024. Also does not include 183,873 shares of restricted stock that were granted on December 2, 2022 comprised of; 170,886 shares that vest on the third anniversary date of the date of grant, and 12,987 shares that also vest on the third anniversary of the date of grant, but for which the final amounts granted were subject to the achievement of performance based measures. Also does not include 81,171 shares of restricted stock granted December 1, 2023 that vest on the second anniversary of the date of grant, but for which the amounts that would otherwise vest are also subject to the achievement of performance based measures.

(8)	Mr. Camden’s beneficial ownership represents (i) 50,000 common shares owned by Mr. Camden. Mr. Camden resigned as a member of the Board on August 11, 2023.

(9)	Mr. Gormly’s beneficial ownership represents (i) 225,000 shares of common stock owned by Mr. Gormly, and (ii) 125,000 shares issuable upon the exercise of options that are exercisable within 60 days.

(10)	Mr. Vetrano’s beneficial ownership represents (i) 68,000 shares of common stock owned by Mr. Vetrano, and (ii) 125,000 shares issuable upon the exercise of options that are exercisable within 60 days.

(11)	Ms. James was appointed as a member of the Board on August 11, 2023. Ms. James’s beneficial ownership does not include 50,000 shares of restricted stock that cliff vest on September 19, 2026.

(12)

Mr. Waterfield was appointed as a member of the Board on August 11, 2023. Mr. Waterfield’s beneficial ownership does not include 50,000 shares of restricted stock that cliff vest on September 19, 2026.

(13)

Mr. Sandberg was appointed as a member of the Board on August 11, 2023. Red Oak Partners’ beneficial ownership information is based on a Form 13D/A dated August 9, 2023, filed by The Red Oak Fund, LP, a Delaware limited partnership, The Red Oak Long Fund, LP, a Delaware limited partnership, Red Oak Partners, LLC, a Florida limited liability company, David Sandberg, as the controlling member of Red Oak Partners, and Anthony Y. Snow filed a Schedule 13D/A with the SEC on August 15, 2023. David Sandberg, the controlling member of Red Oak Partners, manages each of Red Oak Fund and Red Oak Long Fund. Mr. Snow serves as the President and Co-Portfolio Manager of Red Oak Partners. Red Oak Partners has disclosed that it beneficially owns 9,952,675 shares of Common Stock. The Funds are disclosed as each being controlled by Red Oak Partners and, as such, Red Oak Partners may be deemed to beneficially own (i) the 6,057,244 shares of Common Stock held by the Red Oak Fund, and (ii) the 3,895,431 shares of Common Stock held by the Red Oak Long Fund. Mr. Sandberg, as the managing member of Red Oak Partners may be deemed to beneficially own the 9,952,675 shares of Common Stock beneficially owned by Red Oak Partners through the Funds. Red Oak Fund may be deemed to beneficially own 6,057,244 shares of Common Stock. Red Oak Long Fund may be deemed to beneficially own 3,895,431 shares of Common Stock. This does not include 50,000 shares of restricted stock granted to Mr. Sandberg as a director that cliff vest on September 19, 2026. The principal office or business address of the Funds, Red Oak Partners and Mr. Sandberg is 40 SE 5th Street, Suite 502, Boca Raton, FL 33432.

(14)

Ownership information is based on a Form 13F dated September 30, 2023 and filed by Raffles Associates LP with the Securities and Exchange Commission on November 15, 2023. The address of principal business office of Raffles Associates LP is 5 Penn Plaza, 19th Floor, New York NY 10001.

(15)

Ownership information is based on a Form 13D/A dated November 16, 2023 and filed by Goldenwise Capital Group Ltd. with the Securities and Exchange Commission on November 22, 2023. The address of principal business office of Goldenwise Capital Group Ltd. is 3 Garden Road, Champion Tower, Room 4463, Central, Hong Kong.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board has determined, with the assistance of the Nominating and Corporate Governance Committees, that each of its current directors, other than Mr. Dewan, is an “independent director” under the New York Stock Exchange (“NYSE”) American Listed Company Manual. The Board has affirmatively determined that William Isaac, Darla Moore, Jyrl James, Matthew Gormly, Thomas Vetrano, Peter Tanous, J. Randall Waterfield and David Sandberg satisfy the independence standards under the NYSE American Listed Company Manual. Thomas Vetrano serves as the Company’s Lead Independent Director.

The Board has determined that each current member of the Audit Committee meets the additional independence criteria required for audit committee membership under the listing standards of the NYSE American and Rule 10A-3 of the Exchange Act and possesses the experience and expertise required to be considered a “financial expert” as defined under the Sarbanes-Oxley Act. In addition to the independence standards provided in the NYSE American Listed Company Manual, the Board has determined that each director who serves on our Audit Committee satisfies standards established by the SEC providing that, in order to qualify as “independent” for the purposes of membership on that committee, members of audit committees may not (i) accept directly or indirectly any consulting, advisory or other compensatory fee from the Company other than their director compensation or (ii) be an affiliated person of the Company or any of its subsidiaries. The Board has also determined that each member of the Compensation Committee satisfies the NYSE American standards for independence of Compensation Committee members.

Related Party Transactions

Other than as disclosed below, and except for the New Dewan, Stuckey and Thorpe Employment Agreements, each as defined and described in "Executive Compensation", the Cooperation Agreement with Red Oak and the Waterfield Agreement, each as defined and described in “Agreements with Respect to Director Nominations”, there have been no transactions since October 1, 2021 or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.

The Independent Registered Public Accounting Firm is FORVIS, LLP (“FORVIS”) (PCAOB Firm ID No. 686) located in Tampa, Florida. As previously disclosed in the Company’s Current Report on Form 8-K filed on April 15, 2022, the Audit Committee of the Company’s Board of Directors dismissed Friedman, LLP (“Friedman”) on April 12, 2022 and engaged FORVIS (formerly known as Dixon Hughes Goodman LLP) to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ended September 30, 2023 and 2022. Friedman was the predecessor to FORVIS, having served as the Company’s independent registered public accounting firm since November 29, 2012 through the fiscal year ended September 30, 2021, and first fiscal quarter of the fiscal year ended September 30, 2022.

The following table presents fees billed by FORVIS for the following professional services rendered for the Company for the fiscal years ended September 30, 2023 and 2022, respectively:

	Fiscal 2023	Fiscal 2022 (1)
Audit fees	$245,000	$192,000
Audit-related fees	34,000	32,000

(1)

Values presented for fiscal 2022 include only fees billed by FORVIS. Friedman performed services for the company during the first fiscal quarter ended December 31, 2022, re-issued their opinion on the fiscal 2021 consolidated financials, and provided their consent on this fiscal 2022 annual filing. Fees incurred in relation to those services totaled $52,000 in fiscal 2022.

“Audit fees” relate to services for the audit of the Company’s consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements as well as providing consents for the inclusion of FORVIS’ reports in SEC registration statements and filings.

“Audit-related fees” relate to services that are reasonably related to the audit of the Company’s consolidated financial statements and are not included in “audit fees.” These services include audits of the Company’s 401(k) retirement plan and a special audit of revenue pertaining to one of the Company’s client engagements which include FORVIS’ reports.

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

3.4

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

3.7	Statement of Resolution Establishing Series of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on April 6, 2017.

3.8

Statement of Resolution Establishing Series of Series C 8% Cumulative Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on May 21, 2019.

3.9	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.01 to the Company's Form 10-Q filed with the Commission on May 15, 2023.

4.1	Description of Capital Stock dated December 15, 2023.

10.1	GEE Group Inc. 2013 Incentive Stock Plan, effective July 23, 2013. Incorporated by reference as Exhibit A to the Company’s Proxy Statement dated August 21, 2013, Commission File No. 001-05707.*

10.2

GEE Group Inc. Amendment to the 2013 Incentive Stock Plan, effective August 16, 2017. Incorporated by reference as Annex E to the Company’s Proxy Statement dated July 17, 2017, Commission File No. 001-05707.*

10.3

GEE Group Inc. Amendment to the 2013 Incentive Stock Plan, effective September 24, 2020. Incorporated by reference as Annex A to the Company’s Proxy Statement dated August 12, 2020, Commission File No. 001-05707.*

10.4

Loan and Security and Guarantee Agreement, dated as of May 14, 2021, among GEE Group Inc., certain Subsidiaries of GEE Group as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and CIT BANK, N.A., as agent. Incorporated by reference to Exhibit 10.3 to Form 10-Q filed with the Commission on May 17, 2021.

10.5

Pledge Agreement, dated as of May 14, 2021 by and among the Pledgors signatory to the agreement and CIT BANK, N.A., as agent for the Lenders. Incorporated by reference to Exhibit 10.4 to Form 10-Q filed with the Commission on May 17, 2021.

10.6

GEE Group Inc. Amendment to the 2013 Incentive Stock Plan, effective September 28, 2021. Incorporated by reference as Annex A to the Company’s Proxy Statement dated August 20, 2021, Commission File No. 001-05707.*

66

10.7

Form of non-qualified stock option agreement under the GEE Group Inc. Amended and Restated 2013 Incentive Stock Plan. Incorporated by reference to Exhibit 10.01 to the Company's Form 10-Q filed with the Commission on February 14, 2023.

10.8

Form of executive restricted stock agreement under the GEE Group Inc. Amended and Restated 2013 Incentive Stock Plan. Incorporated by reference to Exhibit 10.02 to the Company's Form 10-Q filed with the Commission on February 14, 2023.

10.9

Form of performance-based restricted stock agreement for Executive Officers under the GEE Group Inc. Amended and Restated 2013 Incentive Stock Plan. Incorporated by reference to Exhibit 10.03 to the Company's Form 10-Q filed with the Commission on February 14, 2023.

10.10	Employment Agreement, dated April 27, 2023, between the Company and Derek Dewan Incorporated by reference to Exhibit 10.01 to the Company's Form 10-Q filed with the Commission on May 15, 2023.

10.11	Employment Agreement, dated April 27, 2023, between the Company and Kim Thorpe Incorporated by reference to Exhibit 10.02 to the Company's Form 10-Q filed with the Commission on May 15, 2023.

10.12	Employment Agreement, dated April 27, 2023, between the Company and Alex Stuckey. Incorporated by reference to Exhibit 10.03 to the Company's Form 10-Q filed with the Commission on May 15, 2023.

10.13	Form of Indemnity Agreement with directors and officers, adopted April 27, 2023. Incorporated by reference to Exhibit 10.04 to the Company's Form 10-Q filed with the Commission on May 15, 2023.

10.14

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

10.15	Letter Agreement dated August 3, 2023 between the Company and J. Randall Waterfield. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 14, 2023.

10.16

Cooperation Agreement dated August 9, 2023 by and between the Company and Red Oak Partners LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on August 14, 2023.

10.17

Amendment No. 2 to the Loan and Security and Guarantee Agreement, dated as of December 15, 2023, by and among the Company, certain Subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and CIT BANK, a division of First-Citizen Bank & Trust Company (successor by merger to CIT Bank, N.A.), as Agent.

21.1	List of Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2018.

23.1	Consent of Independent Registered Public Accounting Firm for the year ended September 30, 2023.

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

97.1	GEE Group Inc. Clawback Policy Adopted on November 30, 2023.

101.INS	Inline XBRL Instant Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: December 18, 2023	By:	/s/ Derek Dewan
Derek Dewan Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 18, 2023	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 18, 2023	By:	/s/ William M. Isaac
William M. Isaac, Director

Date: December 18, 2023	By:	/s/ Thomas Vetrano
Thomas Vetrano, Director

Date: December 18, 2023	By:	/s/ Peter J. Tanous
Peter J. Tanous, Director

Date: December 18, 2023	By:	/s/ Darla D. Moore
Darla D. Moore, Director

Date: December 18, 2023	By:	/s/ Matthew E. Gormly
Matthew E. Gormly, Director

Date: December 18, 2023	By:	/s/ Jyrl James
Jyrl James, Director

Date: December 18, 2023	By:	/s/ David Sandberg
David Sandberg, Director

Date: December 18, 2023	By:	/s/ J. Randall Waterfield
J. Randall Waterfield, Director

