Form 10-Q
period 2024-03-31
GEE Group Inc.
filed 2024-05-15
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of May 14, 2024 was 108,771,578.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2024

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “anticipate”, "believe", “may”, “might”, “could”, "will", “shall”, “plan” and "expect", or similar expressions of future tense. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, economic uncertainties, changed socioeconomic norms following the Coronavirus Pandemic (“COVID-19”), the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, cyber risks, including network security intrusions and/or loss of information, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2023, and in other documents which we file with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

	March 31, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$21,200	$22,471
Accounts receivable, less allowances ($573 and $562, respectively)	14,217	18,451
Prepaid expenses and other current assets	1,395	847
Total current assets	36,812	41,769
Property and equipment, net	715	846
Goodwill	61,293	61,293
Intangible assets, net	6,967	8,406
Deferred tax assets, net	7,759	7,064
Right-of-use assets	3,057	3,637
Other long-term assets	409	596
TOTAL ASSETS	$117,012	$123,611

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,534	$2,762
Accrued compensation	4,336	5,464
Current operating lease liabilities	1,331	1,475
Other current liabilities	1,172	1,778
Total current liabilities	9,373	11,479
Noncurrent operating lease liabilities	2,001	2,470
Other long-term liabilities	165	361
Total liabilities	$11,539	$14,310

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY:
Common stock, no par value; authorized - 200,000 shares; 114,900 shares issued and 108,772 shares outstanding at March 31, 2024, and 114,900 shares issued and 111,489 shares outstanding at September 30, 2023	113,225	112,915
Accumulated deficit	(4,193)	(1,630)
Treasury stock, at cost - 6,128 shares at March 31, 2024 and 3,411 shares at September 30, 2023	(3,559)	(1,984)
Total shareholders' equity	105,473	109,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$117,012	$123,611

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands, except basic and diluted earnings per share)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
NET REVENUES:
Contract staffing services	$25,595	$33,976	$53,171	$69,377
Direct hire placement services	2,455	4,883	5,510	10,630
NET REVENUES	28,050	38,859	58,681	80,007

Cost of contract services	19,283	25,643	40,178	52,400
GROSS PROFIT	8,767	13,216	18,503	27,607

Selling, general and administrative expenses	10,006	11,705	20,612	24,513
Depreciation expense	77	98	161	199
Amortization of intangible assets	719	719	1,439	1,439
INCOME (LOSS) FROM OPERATIONS	(2,035)	694	(3,709)	1,456
Interest expense	(67)	(73)	(138)	(146)
Interest income	179	95	369	133
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(1,923)	716	(3,478)	1,443
Provision for income tax expense (benefit)	(915)	58	(915)	131
NET INCOME (LOSS)	$(1,008)	$658	$(2,563)	$1,312

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$0.01	$(0.02)	$0.01
DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.01	$(0.02)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	108,772	114,450	109,339	114,450
DILUTED	108,772	115,185	109,339	115,226

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

	Common	Common			Total
	Stock	Stock	Accumulated	Treasury	Shareholders'
	Shares	Amount	Deficit	Stock	Equity
Balance, September 30, 2023	114,900	$112,915	$(1,630)	$(1,984)	$109,301
Purchase of treasury stock	-	-	-	(1,575)	(1,575)
Share-based compensation	-	153	-	-	153
Net loss	-	-	(1,555)	-	(1,555)
Balance, December 31, 2023	114,900	$113,068	$(3,185)	$(3,559)	$106,324

Share-based compensation	-	157	-	-	157
Net loss	-	-	(1,008)	-	(1,008)
Balance, March 31, 2024	114,900	$113,225	$(4,193)	$(3,559)	$105,473

	Common	Common			Total
	Stock	Stock	Accumulated	Treasury	Shareholders'
	Shares	Amount	Deficit	Stock	Equity
Balance, September 30, 2022	114,450	$112,051	$(11,048)	$-	$101,003
Share-based compensation	-	374	-	-	374
Net income	-	-	654	-	654
Balance, December 31, 2022	114,450	$112,425	$(10,394)	$-	$102,031

Share-based compensation	-	126	-	-	126
Net income	-	-	658	-	658
Balance, March 31, 2023	114,450	$112,551	$(9,736)	$-	$102,815

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,563)	$1,312
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,600	1,638
Non-cash lease expense	731	690
Share-based compensation	310	500
Increase (decrease) in allowance for credit losses	50	(36)
Deferred income taxes	(695)	89
Amortization of debt discount	76	76
Changes in operating assets and liabilities:
Accounts receivable	4,184	2,375
Accounts payable	(228)	415
Accrued compensation	(1,128)	(170)
Other assets	(545)	(153)
Other liabilities	(1,369)	(5,297)
Net cash provided by operating activities	423	1,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(38)	(84)
Net cash used in investing activities	(38)	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,575)	-
Payments on finance leases	(81)	(104)
Net cash used in financing activities	(1,656)	(104)

Net change in cash	(1,271)	1,251

Cash at beginning of period	22,471	18,848

Cash at end of period	$21,200	$20,099

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$62	$70
Cash paid for taxes	102	219

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 as filed on December 18, 2023.

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements and/or related disclosures to conform to the current year’s presentation.

2. Recent Accounting Pronouncements

Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, which contains authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance was effective for fiscal years beginning after December 15, 2022. ASU 2016-13 became effective for the Company on October 1, 2023. The new guidance was implemented during the quarter ended December 31, 2023, is applicable to the Company’s trade (accounts) receivable and did not have a material impact on its unaudited condensed consolidated financial statements taken as a whole.

Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which expands income tax disclosure requirements in part by requiring entities to disclose a reconciliation of their effective tax rates to statutory rates and provide disaggregation of taxes paid. The guidance also eliminates existing disclosure requirements related to anticipated changes in unrecognized tax benefits and temporary differences related to unrecorded deferred tax liabilities. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company has not yet determined the potential impact of implementation of the new guidance on its condensed consolidated financial statements taken as a whole.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

3. Allowance for Credit Losses and Falloffs

Allowance for Credit Losses

The Company adopted the methodology under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), during the quarter ended December 31, 2023. The amendments in ASU 2016-13 replace the probable incurred loss impairment methodology underlying our previous allowance for doubtful accounts with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under ASU 2016-13, an allowance is recorded with a corresponding charge to bad debt expense for expected credit losses in our accounts receivable including consideration of the effects of past, present and future conditions that may reasonably be expected to impact credit losses. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance for credit losses is reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable. The impact of the adoption of ASU 2016-13 was immaterial to the Company’s unaudited condensed consolidated financial statements.

As of March 31, 2024 and September 30, 2023 the allowance for credit losses was $573 and $562, respectively.

A summary of changes in this account is as follows:

Allowance for credit losses as of September 30, 2023	$562
Provisions for credit losses	50
Accounts receivable written-off	(39)
Allowance for credit losses as of March 31, 2024	$573

Liabilities for Direct Hire Placement Falloffs

Direct hire placement service revenues from contracts with customers are recognized when each of the criteria under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), including the Company having met its performance obligations under the contracts. This generally occurs when the employment candidates accept offers of employment and have started their newly placed positions, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company’s guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire.

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. In connection with the adoption of ASU 2016-13, the Company reclassified its allowance for falloffs from being combined with the former allowance for doubtful accounts, a contra-asset, to other current liabilities. Liabilities for falloffs and refunds during the period are reflected in the unaudited condensed consolidated balance sheets in the amounts of $65 and $118, as of March 31, 2024, and September 30, 3023, respectively. The corresponding charges included in the unaudited condensed consolidated statements of operations as reductions of (additions to) direct hire placement service revenues were approximately $(14) and $269 for the three-month periods and $230 and $433 for the six-month periods ended March 31, 2024 and 2023, respectively.

4. Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $535 and $561 for the three-month periods and $1,076 and $1,142 for the six-month periods ended March 31, 2024 and 2023, respectively.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares were 735 and 776 for the three and six-month periods ended March 31, 2023, respectively. Due to the loss from continuing operations reported for the three and six-month periods ended March 31, 2024, there were no dilutive incremental shares considered in the calculation of dilutive shares. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 4,472 and 3,543 for the three-month periods and 4,077 and 3,458 for the six-month periods ended March 31, 2024 and 2023, respectively.

6. Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2024	September 30, 2023

Computer software	$481	$481
Office equipment, furniture, fixtures and leasehold improvements	3,851	3,828
Total property and equipment, at cost	4,332	4,309
Accumulated depreciation and amortization	(3,617)	(3,463)
Property and equipment, net	$715	$846

7. Leases

The Company occasionally acquires equipment under finance leases including hardware and software used by our IT department to improve security and capacity, vehicles used by our Industrial Segment, and certain furniture for our offices. Terms for these leases generally range from two to six years.

Supplemental balance sheet information related to finance leases consisted of the following:

	March 31, 2024	September 30, 2023
Weighted average remaining lease term for finance leases	2.5 years	2.8 years
Weighted average discount rate for finance leases	6.4%	6.6%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of March 31, 2024:

Remainder of Fiscal 2024	$75
Fiscal 2025	108
Fiscal 2026	105
Fiscal 2027	21
Less: Imputed interest	(24)
Present value of finance lease liabilities (a)	$285

(a)     Includes current portion of $115 for finance leases.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Operating lease expenses were $576 and $554 for the three-month periods and $1,106 and $1,142 for the six-month periods ended March 31, 2024 and 2023, respectively.

Supplemental cash flow information related to leases consisted of the following:

	Six Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$874	$892
Right-of-use assets obtained in exchange for new operating lease liabilities	151	1,838

Supplemental balance sheet information related to leases consisted of the following:

	March 31, 2024	September 30, 2023
Weighted average remaining lease term for operating leases	1.9 years	2.2 years
Weighted average discount rate for operating leases	5.7%	5.7%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2024, including certain closed offices are as follows:

Remainder of Fiscal 2024	$829
Fiscal 2025	1,191
Fiscal 2026	733
Fiscal 2027	544
Fiscal 2028	302
Less: Imputed interest	(267)
Present value of operating lease liabilities (a)	$3,332

(a)     Includes current portion of $1,331 for operating leases.

8. Goodwill and Intangible Assets

Goodwill

The Company performs a goodwill impairment assessment at least annually but may perform interim assessments in the event of a triggering event that may indicate the fair value of a reporting unit decreased below its carrying value. The decline in operating results and net loss experienced in the six-month period ended March 31, 2024, and the recent negative trend in the Company’s stock price and market capitalization, in management’s view, represents one or more triggering events that suggest that the Company’s goodwill may be impaired. The Company reevaluated its financial forecast for the March 2024 quarterly results and performed an interim impairment assessment of its goodwill using the updated information. The results of the interim assessment indicated the Company’s goodwill assigned to both its Professional and Industrial Services reporting units was not impaired.

For purposes of performing its interim goodwill impairment assessment as of March 31, 2024, the Company applied customary valuation techniques in order to estimate the fair value of its Professional and Industrial Services reporting units and considered recent trends in the Company’s stock price, implied control or acquisition premiums, discounted cash flows, guideline public company results, guideline transactions, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units. The estimated fair value of the Professional Services reporting unit resulting from the March 31, 2024 assessment exceeded the reporting unit’s carrying value by approximately 5%, or approximately $4.0 million. The excess of the estimated fair value over the carrying value of the Professional Services reporting unit decreased from approximately 25%, or approximately $20.3 million, as of the September 30, 2023 annual assessment, principally as a result of the negative conditions and results experienced so far during the first half of the fiscal year ending September 30, 2024, and reductions to the Company’s forecasts of future results, accordingly. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, terminal growth projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit or deficits of the fair values of one or both of the Company’s reporting units as compared to their respective carrying values, leading to an impairment in the future.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following tables set forth the costs, accumulated amortization, and net book value of the Company’s separately identifiable intangible assets as of March 31, 2024 and September 30, 2023 and estimated future amortization expense.

	March 31, 2024			September 30, 2023
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(22,438)	$6,632	$29,070	$(21,120)	$7,950
Trade names	8,329	(7,994)	335	8,329	(7,873)	456
Total	$37,399	$(30,432)	$6,967	$37,399	$(28,993)	$8,406

Remainder of Fiscal 2024	$1,440
Fiscal 2025	2,741
Fiscal 2026	1,870
Fiscal 2027	916
$6,967

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

9. Senior Bank Loan, Security and Guarantee Agreement

The Company and its subsidiaries have a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility (the “Facility”) with First Citizens Bank (“FCB”) (formerly CIT Bank, N.A.). The Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The Facility matures on the fifth anniversary of the closing date (May 14, 2026).

As of March 31, 2024, the Company had no outstanding borrowings and $8,165 available for borrowing under the terms of the Facility. The Company had $331 and $408 in unamortized debt issuance costs associated with the Facility as of March 31, 2024 and September 30, 2023, respectively. Of these costs, $153 was reflected in other current assets on the unaudited condensed consolidated balance sheets as of both March 31, 2024 and September 30, 2023 with the remainder being reflected in other long term assets. The amortization expense of these debt costs totaled $38 for the three-month periods and $76 for the six-month periods ended March 31, 2024 and 2023. The unused line fees incurred and included in interest expense totaled $25 for the three-month periods and $51 for the six-month periods ended March 31, 2024 and 2023.

On December 15, 2023, the Company and FCB entered into Amendment No. 2 to the Facility (“Amendment No. 2”), which provides for an increase in the Facility’s concentration limits for certain large clients at the discretion of FCB.

10. Shareholders’ Equity (Share-based Compensation and Share Repurchase Program)

Amended and Restated 2013 Incentive Stock Plan, as amended

As of March 31, 2024, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). During fiscal 2021, the Incentive Stock Plan was amended to increase the total shares available for restricted stock and stock options by 10,000 to a total of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

As of March 31, 2024, there were 8,064 shares available to be granted under the Plan (4,052 shares available for restricted stock grants and 4,012 shares available for non-qualified stock option grants).

Restricted Stock

The Company has an annual incentive compensation program (“AICP”) for its executives which is administered under the Company’s Incentive Stock Plan. The AICP includes a long-term incentive (“LTI”) compensation program in the form of restricted stock awards comprised of two components: one that vests based on future service only, and a second that vests based on future service and performance. Initial awards under both service-only and service plus performance-based components of the AICP LTI plan are determined based on financial performance measures for the immediately preceding fiscal year.

The Company granted 195 shares of restricted stock under the AICP during the six months ended March 31, 2024. Of the 195 shares granted, 164 were granted based on actual fiscal 2023 results and will cliff vest on December 1, 2026, based on future service only. Of the remaining 31 shares granted which vest based on future service and performance, 5 were granted based on fiscal 2023 results and will cliff vest on December 1, 2026, the third anniversary from their date of grant. The remaining 26 future service and performance-based shares granted were based on fiscal 2022 results and will cliff vest on December 1, 2025, the second anniversary from their date of grant. The 31 service plus performance-based restricted shares are subject to adjustment over their corresponding fiscal 2024 reporting period based on probability of achieving the fiscal 2024 financial targets set by the Company’s Board of Directors. The shares currently reported have been adjusted based on the probable outcome as compared to these financial targets. The final number of fiscal 2023 and 2022 service plus performance-based restricted shares granted will be determined once the actual financial performance of the Company is determined for fiscal 2024.

Share-based compensation expense attributable to restricted stock was $78 and $88 for the three-month periods and $152 and $175 for the six-month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $444 of unrecognized compensation expense related to restricted stock outstanding and the weighted average vesting period for those grants was 3.00 years.

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2023	1,384	0.62
Granted	195	0.54
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2023	1,579	0.61
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2024	1,579	0.61

Warrants

The Company had 77 warrants outstanding as of March 31, 2024 and September 30, 2023 with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 1.00 and 1.50, respectively. No warrants were granted or expired during the six months ended March 31, 2024.

Stock Options

All stock options outstanding as of March 31, 2024 and September 30, 2023 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company did not grant stock options during the six months ended March 31, 2024. The Company’s stock options previously granted generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $79 and $38 for the three-month periods and $158 and $325 for the six-month periods ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $713 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3.99 years.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2023	3,933	1.18	0.96	7.96	-
Granted	-	-	-	-	-
Forfeited	(328)	1.21	1.10	-	-
Options outstanding as of December 31, 2023	3,605	1.18	0.95	7.75	-
Granted	-	-	-	-	-
Forfeited	(117)	1.34	1.23	-	-
Options outstanding as of March 31, 2024	3,488	1.17	0.94	7.52	-

Exercisable as of September 30, 2023	2,190	1.64	1.31	6.80	-
Exercisable as of March 31, 2024	2,137	1.53	1.21	6.56	-

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

The Company repurchased 2,717 shares of its common stock under program during the six-month period ended March 31, 2024 at a net cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,128 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

11. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and six-month periods ended March 31, 2024 and 2023:

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2024	2023	2024	2023
Provision for income taxes	$(915)	$58	$(915)	$131
Effective tax rate	26%	8%	26%	9%

The effective income tax rates presented are based upon the estimated income for the year and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rates for the three and six-month periods ended March 31, 2024 are higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes. The effective tax rates for the three and six-month periods ended March 31, 2023 are lower than the statutory tax rate primarily due to the effect of the change in valuation allowance on the net deferred tax asset (“DTA”) position as the Company maintained a full valuation allowance during those periods.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Industrial Staffing Services
Contract services revenue	$2,461	$3,225	$4,955	$6,844
Contract services gross margin	15.2%	16.5%	15.6%	15.9%
Income (loss) from operations	$(87)	$32	$(123)	$37
Depreciation and amortization	11	14	23	29

Professional Staffing Services
Permanent placement revenue	$2,455	$4,883	$5,510	$10,630
Permanent placement services gross margin	100%	100%	100%	100%
Contract services revenue	$23,134	$30,751	$48,216	$62,533
Contract services gross margin	25.7%	25.4%	25.3%	25.4%
Income (loss) from operations	$(158)	$1,964	$(129)	$4,518
Depreciation and amortization	785	803	1,577	1,609

Unallocated Expenses
Corporate administrative expenses	$1,386	$983	$2,673	$2,214
Corporate facility expenses	135	111	247	221
Share-based compensation expense	157	126	310	500
Board related expenses	112	82	227	164
Total unallocated expenses	$1,790	$1,302	$3,457	$3,099

Consolidated
Total revenue	$28,050	$38,859	$58,681	$80,007
Income (loss) from operations	(2,035)	694	(3,709)	1,456
Depreciation and amortization	796	817	1,600	1,638

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of March 31, 2024, we operated from locations in eleven (11) states, including twenty-five (25) branch offices in downtown or suburban areas of major U.S. cities and three (3) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices in Massachusetts; (iii) three offices in Colorado; (iv) two offices and one additional local market presence in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

Results of Operations

Summary and Outlook

Results for the second quarter and first half of fiscal 2024, ended March 31, 2024, have declined from those of the comparable second quarter and first half of fiscal 2023, primarily as the result of negative economic and labor market conditions that began in 2023 and have continued into 2024. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Likewise, the U.S. Staffing Industry, as a whole, has experienced declines in overall volume and financial performance and the industry outlook is mixed as to when these conditions may be expected to definitively subside.

We are cautiously optimistic about the potential for improvements in our results for the remainder of the current fiscal year. Although we still expect our results for the full fiscal year ending September 30, 2024 to be lower than those reported for our most recent fiscal year ended September 30, 2023, we are seeing some positive leading indicators in the current quarter and are hopeful for continuing improvement of the demand environment. Revenues and orders for the month of April were up, as was our metric for revenue per billing day.

On April 18, 2024, we announced that the Mergers and Acquisitions (“M&A”) committee of our Board of Directors had completed its review of strategic alternatives with the assistance of an outside investment banking firm. Management is now in the process of formulating the Company’s plans and budgets with which to execute on the M&A Committee’s and DC Advisory’s recommendations, which are contemplated to include making prudent investments in both organic and M&A growth. With the amount of excess cash over that necessary to support the Company’s current operations, and potential available financing, management already has begun prudently recruiting, hiring and training new professional producers and initiating new marketing and sales campaigns. Management also is working on moving forward with the Company’s M&A target list and socializing with several targets at this stage.

The Company paused share repurchases on December 31, 2023, having purchased 6.1 million shares of JOB common stock, or just over 5% of our outstanding shares at the beginning of the program. For now, our Board and management have determined that it is prudent to discontinue share repurchases for the time being at least until we are able to gain more clarity on when the market conditions for the staffing industry will improve; and in the meantime, how much of our excess cash should be held in reserve. Share repurchases will continue to be considered among alternative uses of our excess capital, if and when prudent. However, in the context of our overall growth strategy and goals it is not, by itself, a long-term growth strategy. Evaluation of alternative uses of GEE Group's capital is an on-going priority and process and decisions always will be made with the objectives being optimizing growth in shareholder value and maximizing shareholder returns.

(Amounts in thousands except per share data, unless otherwise stated)

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended March 31,
	2024	2023	Change	Change
Professional contract services	$23,134	$30,751	$(7,617)	-25%
Industrial contract services	2,461	3,225	(764)	-24%
Total professional and industrial contract services	25,595	33,976	(8,381)	-25%

Direct hire placement services	2,455	4,883	(2,428)	-50%
Consolidated net revenues	$28,050	$38,859	$(10,809)	-28%

Contract staffing services contributed $25,595 or approximately 91% of consolidated revenue and direct hire placement services contributed $2,455, or approximately 9%, of consolidated revenue for the three months ended March 31, 2024. This compares to contract staffing services revenue of $33,976, or approximately 87%, of consolidated revenue and direct hire placement revenue of $4,883, or approximately 13%, of consolidated revenue for the three months ended March 31, 2023.

Economic weakness and uncertainties, including persistent inflation and the possibility of recession, continued to negatively impact the Company’s results through the three months ended March 31, 2024. Professional contract staffing services revenues decreased $7,617, or 25%, as compared to the three months ended March 31, 2023. Industrial staffing services for the quarter decreased by $764, or 24%, mainly due to decreases in orders from clients and competition for orders and temporary labor to fill orders, accordingly.

Direct hire placement revenue for the three months ended March 31, 2024 decreased by $2,428, or approximately 50%, over the three months ended March 31, 2023. Direct hire opportunities tend to be highly cyclical and demand dependent, tending to rise during economic recovery and decline during downturns. Demand for the Company’s direct hire services was higher in the first quarter of fiscal 2023, following record highs in fiscal 2022, driven by post-COVID employment recovery trends at that time, and is down for the three months ended March 31, 2024 due to challenging economic conditions.

Similar contract and direct hire services performance challenges as those experienced by the Company since 2022 are also being experienced in the broader U.S. staffing industry.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended March 31, 2024 decreased by approximately 25% to $19,283 compared to $25,643 for the three months ended March 31, 2023. The $6,360 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

(Amounts in thousands except per share data, unless otherwise stated)

Gross profit percentage by service:

	Three Months
	Ended March 31,
	2024	2023
Professional contract services	25.7%	25.4%

Industrial contract services	15.2%	16.5%

Professional and industrial services combined	24.7%	24.5%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	31.3%	34.0%

(a)     Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month periods ended March 31, 2024 and 2023 were approximately 31.3% and 34.0%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 25.7% for three-month period ended March 31, 2024 compared to approximately 25.4% for the three-month period ended March 31, 2023. The increase in professional contract staffing services gross margin is mainly due to more favorable shifts in the mix of business and respective spreads.

The Company’s industrial contract services gross margin for the three-month period ended March 31, 2024 was approximately 15.2% versus approximately 16.5% for the three-month period ended March 31, 2023. The decrease is driven mainly by competition in the labor markets served by Company’s Industrial segment requiring the Company to offer more competitive rates and contractor pay to win business.

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

The Company’s SG&A for the three-month period ended March 31, 2024 decreased by $1,699 as compared to the three-month period ended March 31, 2023. SG&A for the three-month period ended March 31, 2024, as a percentage of revenues, were approximately 35.7% compared to approximately 30.1% for the three-month period ended March 31, 2023. The increase in SG&A expenses as a percentage of revenues during the three-month period ended March 31, 2024, was primarily attributable to the declines in revenues in relation to the level of fixed SG&A expenses, including fixed personnel-related expenses, occupancy costs, job boards and applicant tracking systems, and to the presence of certain non-cash and/or non-operational and other expenses described below.

(Amounts in thousands except per share data, unless otherwise stated)

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $452 and $65 for the three-month periods ended March 31, 2024 and 2023, respectively, and include mainly expenses associated with legal proceedings, former closed and consolidated locations, and advisory fees.

Amortization and Depreciation Expense

Amortization expense was $719 for both three-month periods ended March 31, 2024 and 2023. Depreciation expense was $77 and $98 for the three months ended March 31, 2024, and 2023, respectively.

Income (Loss) from Operations

Income (loss) from operations was $(2,035) and $694 for the three-month periods ended March 31, 2024 and 2023, respectively. This decrease is consistent with the decrease in revenues, especially in direct hire placements, as discussed above.

Interest Expense

Interest expense was $67 and $73 for the three-month periods ended March 31, 2024 and 2023, respectively, and is mainly attributable to unused availability and administrative fees on the Company’s Facility.

Interest Income

Interest income earned was $179 and $95 for the three-month periods ended March 31, 2024 and 2023, respectively. Interest income is earned on cash balances held in the Company’s two brokerage accounts.

Provision for Income Taxes

The Company recognized income tax (benefit) expense of $(915) and $58 for the three-month periods ended March 31, 2024 and 2023, respectively. Our effective tax rate for the three-month period ended March 31, 2024 is higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes. Our effective tax rate for the three-month period ended March 31, 2023 are lower than the statutory tax rate primarily due to the effect of the change in valuation allowance on the net DTA position as the company maintained a full valuation allowance during that period..

Net Income (Loss)

The Company’s net income (loss) was $(1,008) and $658 for the three-month periods ended March 31, 2024 and 2023, respectively. The decrease of $1,666 is primarily the result of the decrease in revenues for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, as explained in the preceding paragraphs.

(Amounts in thousands except per share data, unless otherwise stated)

Six Months Ended March 31, 2024 Compared to the Six Months Ended March 31, 2023

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months
	Ended March 31,
	2024	2023	Change	Change
Professional contract services	$48,216	$62,533	$(14,317)	-23%
Industrial contract services	4,955	6,844	(1,889)	-28%
Total professional and industrial contract services	53,171	69,377	(16,206)	-23%

Direct hire placement services	5,510	10,630	(5,120)	-48%
Consolidated net revenues	$58,681	$80,007	$(21,326)	-27%

Contract staffing services contributed $53,171 or approximately 91% of consolidated revenue and direct hire placement services contributed $5,510, or approximately 9%, of consolidated revenue for the six months ended March 31, 2024. This compares to contract staffing services revenue of $69,377, or approximately 87%, of consolidated revenue and direct hire placement revenue of $10,630, or approximately 13%, of consolidated revenue for the six months ended March 31, 2023.

Economic weakness and uncertainties, including persistent inflation and the possibility of recession, continued to negatively impact the Company’s results through the six months ended March 31, 2024. Professional contract staffing services revenues decreased $14,317, or 23%, as compared to the six months ended March 31, 2023. Industrial staffing services decreased by $1,889, or 28%, mainly due to decreases in orders from clients and competition for orders and temporary labor to fill orders, accordingly.

Direct hire placement revenue for the six months ended March 31, 2024 decreased by $5,120, or approximately 48%, over the six months ended March 31, 2023. Direct hire opportunities tend to be highly cyclical and demand dependent, tending to rise during economic recovery and decline during downturns. Demand for the Company’s direct hire services was higher in the first quarter of fiscal 2023, following record highs in fiscal 2022, driven by post-COVID employment recovery trends at that time, and is down for the six months ended March 31, 2024 due to challenging economic conditions.

Similar contract and direct hire services performance challenges as those experienced by the Company since 2022 are also being experienced in the broader U.S. staffing industry.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the six months ended March 31, 2024 decreased by approximately 23% to $40,178 compared to $52,400 for the six months ended March 31, 2023. The $12,222 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

(Amounts in thousands except per share data, unless otherwise stated)

Gross profit percentage by service:

	Six Months
	Ended March 31,
	2024	2023
Professional contract services	25.3%	25.4%

Industrial contract services	15.6%	15.9%

Professional and industrial services combined	24.4%	24.5%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	31.5%	34.5%

(a)     Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the six-month periods ended March 31, 2024 and 2023 were approximately 31.5% and 34.5%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 25.3% for six-month period ended March 31, 2024 compared to approximately 25.4% for the six-month period ended March 31, 2023. The slight decrease in professional contract staffing services gross margin is due, in part, to increases in contractor pay and other employment costs associated with the recent rise in inflation resulting in some spread compression.

The Company’s industrial contract services gross margin for the six-month period ended March 31, 2024 was approximately 15.6% versus approximately 15.9% for the six-month period ended March 31, 2023. The decrease is driven by competition in the labor market served by the Company’s Industrial segment, as discussed above, requiring the Company offer more competitive rates and contractor pay to win business.

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

The Company’s SG&A for the six-month period ended March 31, 2024 decreased by $3,901 as compared to the six-month period ended March 31, 2023. SG&A for the six-month period ended March 31, 2024, as a percentage of revenues, were approximately 35.1% compared to approximately 30.6% for the six-month period ended March 31, 2023. The increase in SG&A expenses as a percentage of revenues during the six-month period ended March 31, 2024, was primarily attributable to the declines in revenues in relation to the level of fixed SG&A expenses, including fixed personnel-related expenses, occupancy costs, job boards and applicant tracking systems, and to the presence of certain non-cash and/or non-operational and other expenses described below.

(Amounts in thousands except per share data, unless otherwise stated)

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $1,001 and $110 for the six-month periods ended March 31, 2024 and 2023, respectively, and include mainly expenses associated with legal proceedings, former closed and consolidated locations, advisory fees, and personnel costs associated with eliminated positions.

Amortization and Depreciation Expense

Amortization expense was $1,439 for both six-month periods ended March 31, 2024 and 2023. Depreciation expense was $161 and $199 for the six months ended March 31, 2024, and 2023, respectively.

Income (Loss) from Operations

Income (loss) from operations was $(3,709) and $1,456 for the six-month periods ended March 31, 2024 and 2023, respectively. This decrease is consistent with the decrease in revenues, especially in direct hire placements, as discussed above.

Interest Expense

Interest expense was $138 and $146 for the six-month periods ended March 31, 2024 and 2023, respectively, and is mainly attributable to unused availability and administrative fees on the Company’s Facility.

Interest Income

Interest income earned was $369 and $133 for the six-month periods ended March 31, 2024 and 2023, respectively. Interest income is earned on cash balances held in the Company’s two brokerage accounts.

Provision for Income Taxes

The Company recognized income tax (benefit) expense of $(915) and $131 for the six-month periods ended March 31, 2024 and 2023, respectively. Our effective tax rate for the six-month period ended March 31, 2024 is higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes. Our effective tax rate for the six-month period ended March 31, 2023 are lower than the statutory tax rate primarily due to the effect of the change in valuation allowance on the net DTA position as the company maintained a full valuation allowance during that period..

Net Income (Loss)

The Company’s net income (loss) was $(2,563) and $1,312 for the six-month periods ended March 31, 2024 and 2023, respectively. The decrease of $3,875 is primarily the result of the decrease in revenues for the six months ended March 31, 2024 compared with the six months ended March 31, 2023, as explained in the preceding paragraphs.

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

The following table sets forth certain consolidated statements of cash flows data:

	Six Months
	Ended March 31,
	2024	2023
Cash flows provided by operating activities	$423	$1,439
Cash flows used in investing activities	(38)	(84)
Cash flows used in financing activities	(1,656)	(104)

As of March 31, 2024, the Company had $21,200 of cash, which was a decrease of $1,271 from $22,471 as of September 30, 2023. As of March 31, 2024, the Company had working capital of $27,439 compared to $30,290 of working capital as of September 30, 2023. The decrease in working capital is mainly attributable to the use of cash to purchase treasury stock and the effects of lower business volume on other components of working capital during the six-months ended March 31, 2024. Cash flows provided by operating activities during the six-months ended March 31, 2023 included the second and final installment payment of deferred payroll taxes under the CARES Act from fiscal 2020 of $1,847.

The primary uses of cash for investing activities were for the acquisition of property and equipment, principally information technology equipment, during the six-month periods ended March 31, 2024 and 2023. Investing activities represent capital expenditures and did not include any major capital expenditures or capital improvements during either of the six-month periods ended March 31, 2024 and 2023.

The cash flows used in financing activities were for purchases of treasury stock during the six-months ended March 31, 2024, and payments made on finance leases during the six-month periods ended March 31, 2024 and 2023.

The Company had $8,165 in availability for borrowings under its Facility as of March 31, 2024. There were no outstanding borrowings on the Facility as of March 31, 2024, or September 30, 2023, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program continued through December 31, 2023. The repurchase program did not obligate the Company to repurchase any number of shares of common stock. The share repurchase program was conducted in accordance with Rules 10b-5 and 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, shares of common stock were purchased from time to time in the open market transactions and in amounts the Company deemed appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During the six-months ended March 31, 2024, the Company repurchased 2,717 shares of its common stock at a total cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,128 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on March 31, 2024, are approximately $1,561.

There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on March 31, 2024.

(Amounts in thousands except per share data, unless otherwise stated)

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2024, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2024, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's six-month period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,128,877 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

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

GEE GROUP INC.
(Registrant)

Date: May 15, 2024	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

