Form 10-Q
period 2024-06-30
GEE Group Inc.
filed 2024-08-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2024 was 108,771,578.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2024

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

Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

	June 30, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash	$19,595	$22,471
Accounts receivable, less allowances ($578 and $562, respectively)	14,628	18,451
Prepaid expenses and other current assets	1,252	847
Total current assets	35,475	41,769
Property and equipment, net	661	846
Goodwill	46,008	61,293
Intangible assets, net	1,038	8,406
Deferred tax assets, net	10,525	7,064
Operating lease right-of-use assets	2,786	3,637
Other long-term assets	391	596
TOTAL ASSETS	$96,884	$123,611

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,366	$2,762
Accrued compensation	3,871	5,464
Current operating lease liabilities	1,226	1,475
Other current liabilities	1,148	1,778
Total current liabilities	8,611	11,479
Noncurrent operating lease liabilities	1,802	2,470
Other long-term liabilities	135	361
Total liabilities	$10,548	$14,310

Commitments and contingencies (Note 12)

SHAREHOLDERS' EQUITY:
Common stock, no par value; authorized - 200,000 shares; 114,900 shares issued and 108,772 shares outstanding at June 30, 2024, and 114,900 shares issued and 111,489 shares outstanding at September 30, 2023	113,374	112,915
Accumulated deficit	(23,479)	(1,630)
Treasury stock, at cost - 6,128 shares at June 30, 2024 and 3,411 shares at September 30, 2023	(3,559)	(1,984)
Total shareholders' equity	86,336	109,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$96,884	$123,611

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands, except basic and diluted earnings per share)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
NET REVENUES:
Contract staffing services	$26,169	$32,980	$79,340	$102,357
Direct hire placement services	3,287	5,191	8,797	15,821
NET REVENUES	29,456	38,171	88,137	118,178

Cost of contract services	19,861	24,518	60,039	76,918
GROSS PROFIT	9,595	13,653	28,098	41,260

Selling, general and administrative expenses	10,203	11,753	30,815	36,266
Depreciation expense	74	96	235	295
Amortization of intangible assets	720	720	2,159	2,159
Intangible assets impairment charges	5,209	-	5,209	-
Goodwill impairment charges	15,285	-	15,285	-
INCOME (LOSS) FROM OPERATIONS	(21,896)	1,084	(25,605)	2,540
Interest expense	(115)	(119)	(253)	(265)
Interest income	179	159	548	292
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(21,832)	1,124	(25,310)	2,567
Provision for income tax expense (benefit)	(2,546)	(6,752)	(3,461)	(6,621)
NET INCOME (LOSS)	$(19,286)	$7,876	$(21,849)	$9,188

BASIC EARNINGS (LOSS) PER SHARE	$(0.18)	$0.07	$(0.20)	$0.08
DILUTED EARNINGS (LOSS) PER SHARE	$(0.18)	$0.07	$(0.20)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	108,772	114,250	109,150	114,384
DILUTED	108,772	114,984	109,150	115,145

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

	Common				Total
	Stock	Common	Accumulated	Treasury	Shareholders'
	Shares	Stock	Deficit	Stock	Equity
Balance, September 30, 2023	114,900	$112,915	$(1,630)	$(1,984)	$109,301
Purchase of treasury stock	-	-	-	(1,575)	(1,575)
Share-based compensation	-	153	-	-	153
Net income (loss)	-	-	(1,555)	-	(1,555)

Balance, December 31, 2023	114,900	$113,068	$(3,185)	$(3,559)	$106,324
Share-based compensation	-	157	-	-	157
Net income (loss)	-	-	(1,008)	-	(1,008)

Balance, March 31, 2024	114,900	$113,225	$(4,193)	$(3,559)	$105,473
Share-based compensation	-	149	-	-	149
Net income (loss)	-	-	(19,286)	-	(19,286)

Balance, June 30, 2024	114,900	$113,374	$(23,479)	$(3,559)	$86,336

	Common				Total
	Stock	Common	Accumulated	Treasury	Shareholders'
	Shares	Stock	Deficit	Stock	Equity
Balance, September 30, 2022	114,450	$112,051	$(11,048)	$-	$101,003
Share-based compensation	-	374	-	-	374
Net income	-	-	654	-	654

Balance, December 31, 2022	114,450	$112,425	$(10,394)	$-	$102,031
Share-based compensation	-	126	-	-	126
Net income	-	-	658	-	658

Balance, March 31, 2023	114,450	$112,551	$(9,736)	$-	$102,815
Purchase of treasury stock	-	-	-	(471)	(471)
Share-based compensation	-	176	-	-	176
Issuance of stock for restricted stock	150	-	-	-	-
Net income	-	-	7,876	-	7,876

Balance, June 30, 2023	114,600	$112,727	$(1,860)	$(471)	$110,396

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Nine Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,849)	$9,188
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,394	2,454
Amortization of operating lease right-of-use assets	1,090	1,042
Intangible assets impairment charges	5,209	-
Goodwill impairment charges	15,285	-
Share-based compensation	459	676
Increase (decrease) in allowance for credit losses	59	(35)
Deferred income taxes	(3,461)	(6,849)
Amortization of debt discount	115	115
Changes in operating assets and liabilities:
Accounts receivable	3,764	2,862
Other assets	(312)	(105)
Accounts payable	(396)	(97)
Accrued compensation	(1,593)	(796)
Operating lease liabilities	(1,156)	(1,079)
Other liabilities	(725)	(4,770)
Net cash provided by (used in) operating activities	(1,117)	2,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(58)	(104)
Net cash used in investing activities	(58)	(104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,575)	(471)
Payments on finance leases	(126)	(153)
Net cash used in financing activities	(1,701)	(624)

Net change in cash	(2,876)	1,878

Cash at beginning of period	22,471	18,848

Cash at end of period	$19,595	$20,726

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$138	$150
Cash paid for taxes	131	359

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023 as filed on December 18, 2023.

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

As of June 30, 2024 and September 30, 2023 the allowance for credit losses was $578 and $562, respectively.

A summary of changes in this account is as follows:

Allowance for credit losses as of September 30, 2023	$562
Provisions for credit losses	59
Accounts receivable written-off	(43)
Allowance for credit losses as of June 30, 2024	$578

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

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. In connection with the adoption of ASU 2016-13, the Company reclassified its allowance for falloffs from being combined with the former allowance for doubtful accounts, a contra-asset, to other current liabilities. Liabilities for falloffs and refunds during the period are reflected in the unaudited condensed consolidated balance sheets in the amounts of $45 and $118, as of June 30, 2024, and September 30, 2023, respectively. The corresponding charges included in the unaudited condensed consolidated statements of operations as reductions of direct hire placement service revenues were approximately $8 and $191 for the three-month periods and $238 and $624 for the nine-month periods ended June 30, 2024 and 2023, respectively.

4. Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $535 and $541 for the three-month periods and $1,611 and $1,683 for the nine-month periods ended June 30, 2024 and 2023, respectively.

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

Due to the loss from continuing operations reported for the three and nine-month periods ended June 30, 2024, there were no dilutive incremental shares considered in the calculation of dilutive shares. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 4,336 and 3,473 for the three-month periods and 4,164 and 3,463 for the nine-month periods ended June 30, 2024 and 2023, respectively. The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares for the three and nine-month periods ended June 30, 2023 were 734 and 762, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

6. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2024	September 30, 2023

Computer software	$481	$481
Office equipment, furniture, fixtures and leasehold improvements	3,870	3,828
Total property and equipment, at cost	4,351	4,309
Accumulated depreciation and amortization	(3,690)	(3,463)
Property and equipment, net	$661	$846

7. Leases

The Company occasionally acquires equipment under finance leases including hardware and software used by our IT department to improve security and capacity, vehicles used by our Industrial Segment, and certain furniture for our offices. Terms for these leases generally range from two to six years. The assets obtained under finance leases are included in property and equipment, net, on the unaudited condensed consolidated balance sheets.

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the unaudited condensed consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2024	2023	2024	2023
Amortization of finance lease assets	$33	$46	$103	$137
Interest on finance lease liabilities	5	7	15	25

Supplemental balance sheet information related to finance leases consisted of the following:

	June 30, 2024	September 30, 2023
Net book value of finance lease assets	$271	$374
Weighted average remaining lease term for finance leases	2.4 years	2.8 years
Weighted average discount rate for finance leases	6.3%	6.6%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of June 30, 2024:

Remainder of Fiscal 2024	$31
Fiscal 2025	108
Fiscal 2026	105
Fiscal 2027	21
Less: Imputed interest	(20)
Present value of finance lease liabilities (a)	$245

(a)	Includes current portion of $100 for finance leases.

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

Operating lease expenses included in selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations were $577 and $542 for the three-month periods and $1,683 and $1,685 for the nine-month periods ended June 30, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Nine Months Ended June 30,
	2024	2023
Cash paid for operating lease liabilities	$1,307	$1,312
Right-of-use assets obtained in exchange for new operating lease liabilities	239	2,206

Supplemental balance sheet information related to operating leases consisted of the following:

	June 30, 2024	September 30, 2023
Weighted average remaining lease term for operating leases	1.8 years	2.2 years
Weighted average discount rate for operating leases	5.7%	5.7%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2024, including certain closed offices are as follows:

Remainder of Fiscal 2024	$409
Fiscal 2025	1,222
Fiscal 2026	765
Fiscal 2027	563
Fiscal 2028	302
Less: Imputed interest	(233)
Present value of operating lease liabilities (a)	$3,028

(a)	Includes current portion of $1,226 for operating leases.

8. Goodwill and Intangible Assets

Goodwill

The Company performs a goodwill impairment assessment at least annually but may perform interim assessments in the event of a triggering event that may indicate the fair value of a reporting unit decreased below its carrying value. The decline in operating results and net loss experienced in the nine-month period ended June 30, 2024, and the recent negative trend in the Company’s stock price and market capitalization, in management’s view, represent one or more triggering events that indicate the Company’s goodwill may be impaired. The Company reevaluated its financial forecast for the June 2024 quarterly results and performed an interim impairment assessment of its goodwill using the updated information. The results of the interim assessment indicated the Company’s goodwill assigned to both its Professional and Industrial Services reporting units was impaired. As a result, the Company reduced its goodwill associated with the Professional and Industrial Services reporting units by $14,202 and $1,083, respectively, with corresponding non-cash impairment charges recognized in its unaudited condensed consolidated statements of operations for the three-month period ended June 30, 2024.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

For purposes of performing its interim goodwill impairment assessment as of June 30, 2024, the Company applied generally accepted valuation methods and techniques in order to estimate the fair value of its Professional and Industrial Services reporting units and considered discounted cash flows, guideline public company results, guideline transactions, revenues and earnings, recent trends in the Company’s stock price, implied control or acquisition premiums, and other possible factors and their effects on estimated fair value of the Company’s reporting units. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, terminal growth projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit of the fair value of the Company’s Professional services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

Intangible Assets

The following tables provide a summary of the Company’s separately identifiable intangible assets as of June 30, 2024 and September 30, 2023 and estimated future amortization expense.

	June 30, 2024				September 30, 2023
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(5,153)	$(23,098)	$819	$29,070	$(21,120)	$7,950
Trade names	8,329	(56)	(8,054)	219	8,329	(7,873)	456
Total	$37,399	$(5,209)	$(31,152)	$1,038	$37,399	$(28,993)	$8,406

Remainder of Fiscal 2024	$204
Fiscal 2025	795
Fiscal 2026	39
$1,038

Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight-line basis over estimated remaining useful lives of five to ten years. Trade names are amortized on a straight-line basis over their respective estimated useful lives of between five and ten years.

Due to the presence of negative macroeconomic conditions impacting U.S. staffing firms, including ours, and related reductions to the Company’s forecasts of future results, the Company performed an evaluation of its intangible assets as of June 30, 2024, using the undiscounted cash flows method. In performing this evaluation, it was determined that certain asset groups associated with the Company’s intangible assets are currently producing negative or sufficiently low gross cash flows that their estimated future discounted cash flows indicate impairments of the remaining unamortized balances. As a result, the Company recorded a non-cash impairment charge of $5,209 on intangible assets during the three-months ended June 30, 2024.

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

As of June 30, 2024, the Company had no outstanding borrowings and $8,725 available for borrowing under the terms of the Facility. The Company had $293 and $408 in unamortized debt issuance costs associated with the Facility as of June 30, 2024 and September 30, 2023, respectively. Of these costs, $153 was reflected in other current assets on the unaudited condensed consolidated balance sheets as of both June 30, 2024 and September 30, 2023 with the remainder being reflected in other long term assets. The amortization expense of these debt costs totaled $38 for the three-month periods and $115 for the nine-month periods ended June 30, 2024 and 2023. The unused line fees incurred and included in interest expense totaled $25 for the three-month periods and $76 for the nine-month periods ended June 30, 2024 and 2023.

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

10. Shareholders’ Equity (Share-based Compensation and Share Repurchase Program)

Amended and Restated 2013 Incentive Stock Plan, as amended

As of June 30, 2024, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of June 30, 2024, there were 8,199 shares available to be granted under the Plan (4,052 shares available for restricted stock grants and 4,147 shares available for non-qualified stock option grants).

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

The Company granted 195 shares of restricted stock under the AICP during the nine months ended June 30, 2024. Of the 195 shares granted, 164 were granted based on actual fiscal 2023 results and will cliff vest on December 1, 2026, based on future service only. Of the remaining 31 shares granted which vest based on future service and performance, 5 were granted based on fiscal 2023 results and will cliff vest on December 1, 2026, the third anniversary from their date of grant. The remaining 26 future service and performance-based shares granted were based on fiscal 2022 results and will cliff vest on December 1, 2025, the second anniversary from their date of grant. The 31 service plus performance-based restricted shares are subject to adjustment over their corresponding fiscal 2024 reporting period based on probability of achieving the fiscal 2024 financial targets set by the Company’s Board of Directors. The shares currently reported have been adjusted based on the probable outcome as compared to these financial targets. The final number of fiscal 2023 and 2022 service plus performance-based restricted shares granted will be determined once the actual financial performance of the Company is determined for fiscal 2024.

Share-based compensation expense attributable to restricted stock was $78 and $119 for the three-month periods and $230 and $294 for the nine-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was approximately $366 of unrecognized compensation expense related to restricted stock outstanding and the weighted average remaining vesting period for those grants was 1.06 years.

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2023	1,384	0.62
Granted	195	0.54
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2023	1,579	0.61
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2024	1,579	0.61
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of June 30, 2024	1,579	0.61

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Warrants

The Company had 77 warrants outstanding as of June 30, 2024 and September 30, 2023 with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 0.75 and 1.50, respectively. No warrants were granted or expired during the nine months ended June 30, 2024.

Stock Options

All stock options outstanding as of June 30, 2024 and September 30, 2023 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company did not grant stock options during the nine months ended June 30, 2024. The Company’s stock options previously granted generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $71 and $57 for the three-month periods and $229 and $382 for the nine-month periods ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was approximately $643 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 2.81 years.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2023	3,933	1.18	0.96	7.96	27
Granted	-	-	-	-	-
Forfeited	(328)	1.21	1.10	-	-
Options outstanding as of December 31, 2023	3,605	1.18	0.95	7.75	-
Granted	-	-	-	-	-
Forfeited	(117)	1.34	1.23	-	-
Options outstanding as of March 31, 2024	3,488	1.17	0.94	7.52	-
Granted	-	-	-	-	-
Forfeited	(136)	1.27	1.02	-	-
Options outstanding as of June 30, 2024	3,352	1.17	0.93	7.33	-

Exercisable as of September 30, 2023	2,190	1.64	1.31	6.80	23
Exercisable as of June 30, 2024	2,184	1.47	1.16	6.53	-

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

The Company repurchased 2,717 shares of its common stock under program during the nine-month period ended June 30, 2024 at a net cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,128 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

11. Income Tax

The following table presents the provision for income taxes and our effective tax rates for the three and nine-month periods ended June 30, 2024 and 2023:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2024	2023	2024	2023
Provision for income taxes	$(2,546)	$(6,752)	$(3,461)	$(6,621)
Effective tax rate	12%	-601%	14%	-258%

The effective income tax rates presented are based upon the estimated income for the year and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rates for the three and nine-month periods ended June 30, 2024 are higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes. The effective tax rates for the three and nine-month periods ended June 30, 2023 are lower than the statutory tax rate primarily due to the effect of a reduction in the valuation allowance on the Company’s then net deferred tax asset (“DTA”) position. The Company had maintained a full valuation allowance during periods prior to the three months ended June 30, 2023.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2023, in part due to the fact that three years of cumulative pretax income were achieved that year in the U.S. federal tax jurisdiction, management determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. As a result, the Company released $6,938 of the valuation allowance accordingly during the three-month period ended June 30, 2023.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Industrial Staffing Services
Contract services revenue	$2,407	$3,183	$7,363	$10,027
Contract services gross margin	15.2%	17.7%	15.5%	16.5%
Depreciation and amortization	$11	$14	$34	$43
Income (loss) from operations	(94)	43	(217)	80
Accounts receivable – net	1,016	1,405	1,016	1,405
Goodwill	-	1,083	-	1,083
Total assets	1,528	3,087	1,528	3,087

Professional Staffing Services
Permanent placement revenue	$3,287	$5,191	$8,797	$15,821
Permanent placement services gross margin	100%	100%	100%	100%
Contract services revenue	$23,762	$29,797	$71,977	$92,330
Contract services gross margin	25.0%	26.5%	25.2%	25.8%
Depreciation and amortization	$783	$802	$2,360	$2,411
Income (loss) from operations	(20,212)	2,891	(20,341)	7,409
Accounts receivable – net	13,612	18,538	13,612	18,538
Intangible assets	1,038	9,126	1,038	9,126
Goodwill	46,008	60,210	46,008	60,210
Total assets	95,356	120,613	95,356	120,613

Unallocated Expenses
Corporate administrative expenses	$1,199	$1,484	$3,872	$3,698
Corporate facility expenses	125	108	372	329
Share-based compensation expense	149	176	459	676
Board related expenses	117	82	344	246
Total unallocated expenses	$1,590	$1,850	$5,047	$4,949

Consolidated
Total revenue	$29,456	$38,171	$88,137	$118,178
Depreciation and amortization	794	816	2,394	2,454
Income (loss) from operations	(21,896)	1,084	(25,605)	2,540
Accounts receivable – net	14,628	19,943	14,628	19,943
Intangible assets	1,038	9,126	1,038	9,126
Goodwill	46,008	61,293	46,008	61,293
Total assets	96,884	123,700	96,884	123,700

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of June 30, 2024, we operated from locations in eleven (11) states, including twenty-five (25) branch offices in downtown or suburban areas of major U.S. cities and three (3) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, Minnesota, and New Jersey, and one remote local market presence in Virginia; (ii) two offices in Massachusetts; (iii) three offices in Colorado; (iv) two offices and one additional local market presence in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

Results of Operations

Summary and Outlook

We have incurred a net loss for the fiscal 2024 third quarter and year to date and expect to report a net loss for the full fiscal year ending September 30, 2024. These results are primarily the result of negative economic and labor market conditions that began in 2023 and have continued into 2024. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Likewise, the U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook is mixed as to when these conditions may be expected to definitively subside. Although these conditions have persisted, we have experienced an increase in revenues and orders in the quarter ended June 30, 2024, as compared to the prior sequential quarter ended March 31, 2024.

On April 18, 2024, we announced that the Mergers and Acquisitions (“M&A”) committee of our Board of Directors had completed its review of strategic alternatives with the assistance of an outside investment banking firm. Management is now in the process of executing on the Company’s plans and budgets as comprehended in the M&A Committee’s strategic recommendations, which are contemplated to include making prudent investments in both organic and M&A growth. To effectively navigate this downturn and return to profitability as soon as possible, we have implemented a comprehensive three-part strategic initiative aimed at fortifying our market position and driving sustainable growth. This includes (1) proactive measures to streamline operations and enhance growth opportunities and cost-efficiency, including significant cost reductions, (2) building upon past acquisitions by taking advantage of current conditions and further integrating and consolidating operations and systems for further efficiencies and cost saving opportunities, and (3) capitalizing on acquisition opportunities arising from the economic downturn by identifying and with the objective of acquiring businesses at reduced multiples and favorable valuations. We estimate that the strategic actions we’ve taken to date by themselves will have the effect of reducing our future annualized selling, general and administrative (“SG&A”) expenses by approximately $1.6 million. We estimate that future planned actions will have the effect of reducing our future annual SG&A an additional $1.4 million. It should be noted that due to other potential changes in our SG&A costs in the normal course of business, including the effects of inflation, changes in the volume of business, and others, these cost reductions alone will not necessarily translate into a corresponding equal reduction in our total future SG&A expenses. Regarding the second initiative above, Management expects to spend between $500 thousand and $1.0 million on systems and software over the next 12 to 18 months. Regarding the third initiative above, Management is moving forward with the Company’s M&A target list and socializing with several entities at this stage.

In addition to these initiatives, the Company also has acted timely and conservatively in the face of the current downturn and has reduced its intangible assets and goodwill through the corresponding recognition of non-cash pre-tax impairment charges of $20.5 million in its quarter ended June 30, 2024. Although these non-cash charges added significantly to our net loss and reduced the Company’s net book value, accordingly, they did not reduce the Company’s net cash position, tangible assets, or net tangible book value. The impairment charges associated with intangible assets other than goodwill essentially serve to accelerate future amortization thereby reducing non-cash amortization expense in future periods. The impairment charges in total also have the effect of reducing the level of intangible assets and goodwill and their associated risks in the Company’s consolidated balance sheet going forward.

The Company paused share repurchases on December 31, 2023, having purchased 6.1 million shares of JOB common stock, or just over 5% of our outstanding shares at the beginning of the program. For now, our Board and Management have determined that it is prudent to discontinue share repurchases at least until we are able to gain more clarity on when the market conditions for the staffing industry will improve. If and when we determine that a portion of our excess cash may be prudently utilized for share repurchases in the future, we will consider them once again, accordingly. Share repurchases will continue to be considered among alternative uses of our excess capital. However, in the context of our overall long-term growth strategy and goals it is not by itself a long-term growth strategy to achieve long-term growth goals of enterprise value, and therefore, shareholder value. Evaluation of alternative uses of GEE Group's capital is an on-going priority and process and decisions always will be made with the objectives being optimizing growth in shareholder value and maximizing shareholder returns.

(Amounts in thousands except per share data, unless otherwise stated)

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended June 30,
	2024	2023	Change	Change
Professional contract services	$23,762	$29,797	$(6,035)	-20%
Industrial contract services	2,407	3,183	(776)	-24%
Total professional and industrial contract services	26,169	32,980	(6,811)	-21%

Direct hire placement services	3,287	5,191	(1,904)	-37%
Consolidated net revenues	$29,456	$38,171	$(8,715)	-23%

Contract staffing services contributed $26,169 or approximately 89% of consolidated revenue and direct hire placement services contributed $3,287, or approximately 11%, of consolidated revenue for the three months ended June 30, 2024. This compares to contract staffing services revenue of $32,980, or approximately 86%, of consolidated revenue and direct hire placement revenue of $5,191, or approximately 14%, of consolidated revenue for the three months ended June 30, 2023. Contract staffing services increased $574, or 2%, and direct hire services revenues increased $832, or 34%, as compared with the comparable amounts reported for the prior sequential quarter ended March 31, 2024.

Economic weakness and uncertainties, including persistent inflation and the possibility of recession, continued to negatively impact the Company’s results through the three months ended June 30, 2024. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Professional contract staffing services revenues decreased $6,035, or 20%, as compared to the three months ended June 30, 2023. Industrial staffing services for the quarter decreased by $776, or 24%, mainly due to decreases in orders from clients and competition for orders and temporary labor to fill orders, accordingly. Professional contract services revenues increased $628, or 3%, and Industrial contract services revenue decreased $54, or 2%, as compared with the comparable amounts reported for the prior sequential quarter ended March 31, 2024.

Direct hire placement revenue for the three months ended June 30, 2024 decreased by $1,904, or approximately 37%, over the three months ended June 30, 2023. Direct hire services revenues increased $832, or 34%, as compared with the comparable amounts reported for the prior sequential quarter ended March 31, 2024. Direct hire opportunities tend to be highly cyclical and demand dependent, tending to rise during economic recovery and decline during downturns. Demand for the Company’s direct hire services was higher in fiscal 2023, following record highs in fiscal 2022, driven by post-COVID employment recovery trends at that time, and is down for the three months ended June 30, 2024, as a result of lingering negative economic conditions.

The U.S. Staffing Industry, as a whole, also has experienced material declines in overall volume and financial performance and the industry outlook is mixed as to when these conditions may be expected to definitively subside.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended June 30, 2024 decreased by approximately 19% to $19,861 compared to $24,518 for the three months ended June 30, 2023. The $4,657 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

(Amounts in thousands except per share data, unless otherwise stated)

Gross profit percentage by service:

	Three Months
	Ended June 30,
	2024	2023
Professional contract services	25.0%	26.5%

Industrial contract services	15.2%	17.7%

Professional and industrial services combined	24.1%	25.7%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	32.6%	35.8%

(a) Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses. Unlike temporary contract staffing services, where the Company maintains primary responsibility for and controls the staff members that it provides to perform services for its clients, direct hire placement revenues are only recognized for the net amount of fees earned by the Company acting under an agency type of relationship. Accordingly, none of the Company’s costs associated with direct hire placement services are reportable as costs of services deducted from revenues to derive gross profit.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the three-month periods ended June 30, 2024 and 2023 were approximately 32.6% and 35.8%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 25.0% for three-month period ended June 30, 2024 compared to approximately 26.5% for the three-month period ended June 30, 2023. The decrease in professional contract staffing services gross margin is due, in part, to increases in contractor pay and other employment costs associated with the recent rise in inflation and competition for orders and candidates, accordingly, resulting in some spread compression.

The Company’s industrial contract services gross margin for the three-month period ended June 30, 2024 was approximately 15.2% versus approximately 17.7% for the three-month period ended June 30, 2023. The decrease is driven mainly by competition in the labor markets served by Company’s Industrial segment requiring the Company to offer more competitive rates and contractor pay to win business.

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for the three-month period ended June 30, 2024 decreased by $1,550, or 13%, as compared to the three-month period ended June 30, 2023. SG&A for the three-month period ended June 30, 2024, as a percentage of revenues, were approximately 34.6% compared to approximately 30.8% for the three-month period ended June 30, 2023. The increase in SG&A expenses as a percentage of revenues during the three-month period ended June 30, 2024, was primarily attributable to the declines in revenues in relation to the level of fixed SG&A expenses, including fixed personnel-related expenses, occupancy costs, job boards and applicant tracking systems, and to the presence of certain non-cash and/or non-operational and other expenses described below.

SG&A includes certain expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a go forward basis. These costs were $46 and $21 for the three-month periods ended June 30, 2024 and 2023, respectively, and include mainly expenses associated with legal proceedings, former closed and consolidated locations, and advisory fees.

Amortization and Depreciation Expense

Amortization expense was $720 for both three-month periods ended June 30, 2024 and 2023. Depreciation expense was $74 and $96 for the three months ended June 30, 2024, and 2023, respectively.

Intangible Assets Impairment

The Company performed an evaluation of its intangible assets as of June 30, 2024, and determined that certain asset groups associated with the Company’s intangible assets including certain customer lists and tradenames are currently producing negative or sufficiently low gross cash flows that their estimated future discounted cash flows indicate impairments of the remaining unamortized balances. As a result, the Company recorded a non-cash impairment charge of $5,209 on intangible assets during the three-months ended June 30, 2024.

Goodwill Impairment

The Company completed an interim goodwill impairment assessment as of June 30, 2024 and determined that its goodwill was impaired. The estimated fair values of the Professional and Industrial Services reporting units decreased as compared to those resulting from the September 30, 2023 annual assessment, indicating that the pre-assessment carrying values of each reporting unit as of June 30, 2024 exceeded their estimated fair values. As a result, a non-cash goodwill impairment charge of $15,285 was taken during the three-months ended June 30, 2024 so that the carrying values of the Professional and Industrial Services reporting units reflect their estimated fair values, as determined by the interim evaluations made of the Company’s goodwill.

Income (Loss) from Operations

Income (loss) from operations was $(21,896) and $1,084 for the three-month periods ended June 30, 2024 and 2023, respectively. This decrease is mainly attributable to the non-cash impairment charges, the decrease in revenues, especially in direct hire placements, and other related items as explained in the preceding paragraphs.

Interest Expense

Interest expense was $115 and $119 for the three-month periods ended June 30, 2024 and 2023, respectively, and is mainly attributable to unused availability and administrative fees on the Company’s Facility.

Interest Income

Interest income earned was $179 and $159 for the three-month periods ended June 30, 2024 and 2023, respectively. Interest income is earned on cash balances held in the Company’s two brokerage accounts.

(Amounts in thousands except per share data, unless otherwise stated)

Provision for Income Taxes

The Company recognized income tax (benefit) expense of $(2,546) and $(6,752) for the three-month periods ended June 30, 2024 and 2023, respectively. Our effective tax rate for the three-month period ended June 30, 2024 is higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes. Our effective tax rate for the three-month period ended June 30, 2023 is lower than the statutory tax rate primarily due to the effect of a reduction in the valuation allowance on the net deferred tax asset position as the Company maintained a full valuation allowance prior to the three months ended June 30, 2023.

Net Income (Loss)

The Company’s net income (loss) was $(19,286) and $7,876 for the three-month periods ended June 30, 2024 and 2023, respectively. The decrease of $27,162 is primarily the result of the non-cash impairment charges during the three month period ended June 30, 2024, a substantial increase in net income during the three months ended June 30, 2023 as the result of the reduction of the deferred tax assets valuation allowance previously recognized, and decreases in revenues and related net results for the three months ended June 30, 2024, compared with the three months ended June 30, 2023, and other related items as explained in the preceding paragraphs.

(Amounts in thousands except per share data, unless otherwise stated)

Nine Months Ended June 30, 2024 Compared to the Nine Months Ended June 30, 2023

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months
	Ended June 30,
	2024	2023	Change	Change
Professional contract services	$71,977	$92,330	$(20,353)	-22%
Industrial contract services	7,363	10,027	(2,664)	-27%
Total professional and industrial contract services	79,340	102,357	(23,017)	-22%

Direct hire placement services	8,797	15,821	(7,024)	-44%
Consolidated net revenues	$88,137	$118,178	$(30,041)	-25%

Contract staffing services contributed $79,340 or approximately 90% of consolidated revenue and direct hire placement services contributed $8,797, or approximately 10%, of consolidated revenue for the nine months ended June 30, 2024. This compares to contract staffing services revenue of $102,357, or approximately 87%, of consolidated revenue and direct hire placement revenue of $15,821, or approximately 13%, of consolidated revenue for the nine months ended June 30, 2023.

Economic weakness and uncertainties, including persistent inflation and the possibility of recession, negatively impacted the Company’s results through the nine months ended June 30, 2024. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Professional contract staffing services revenues decreased $20,353, or 22%, as compared to the nine months ended June 30, 2023. Industrial staffing services decreased by $2,664, or 27%, mainly due to decreases in orders from clients and competition for orders and temporary labor to fill orders, accordingly.

Direct hire placement revenue for the nine months ended June 30, 2024 decreased by $7,024, or approximately 44%, over the nine months ended June 30, 2023. Direct hire opportunities tend to be highly cyclical and demand dependent, tending to rise during economic recovery and decline during downturns. Demand for the Company’s direct hire services was higher in fiscal 2023, following record highs in fiscal 2022, driven by post-COVID employment recovery trends at that time, and is down for the nine months ended June 30, 2024 as a result of lingering negative economic conditions.

The U.S. Staffing Industry as a whole has experienced material declines in overall volume and financial performance and the industry outlook is mixed as to when these conditions may be expected to definitively subside.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the nine months ended June 30, 2024 decreased by approximately 22% to $60,039 compared to $76,918 for the nine months ended June 30, 2023. The $16,879 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

(Amounts in thousands except per share data, unless otherwise stated)

Gross profit percentage by service:

	Nine Months
	Ended June 30,
	2024	2023
Professional contract services	25.2%	25.8%

Industrial contract services	15.5%	16.5%

Professional and industrial services combined	24.3%	24.9%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	31.9%	34.9%

(a)

Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses. Unlike temporary contract staffing services, where the Company maintains primary responsibility for and controls the staff members that it provides to perform services for its clients, direct hire placement revenues are only recognized for the net amount of fees earned by the Company acting under an agency type of relationship. Accordingly, none of the Company’s costs associated with direct hire placement services are reportable as costs of services deducted from revenues to derive gross profit.

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for the nine-month periods ended June 30, 2024 and 2023 were approximately 31.9% and 34.9%, respectively.

In the professional contract services segment, the gross margin (excluding direct hire placement services) was approximately 25.2% for nine-month period ended June 30, 2024 compared to approximately 25.8% for the nine-month period ended June 30, 2023. The decrease in professional contract staffing services gross margin is due, in part, to increases in contractor pay and other employment costs associated with the recent rise in inflation and competition for orders and candidates, accordingly, resulting in some spread compression.

The Company’s industrial contract services gross margin for the nine-month period ended June 30, 2024 was approximately 15.5% versus approximately 16.5% for the nine-month period ended June 30, 2023. The decrease is driven by competition in the labor market served by the Company’s Industrial segment, as discussed above, requiring the Company offer more competitive rates and contractor pay to win business.

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for the nine-month period ended June 30, 2024 decreased by $5,451, or 15%, as compared to the nine-month period ended June 30, 2023. SG&A for the nine-month period ended June 30, 2024, as a percentage of revenues, were approximately 35.0% compared to approximately 30.7% for the nine-month period ended June 30, 2023. The increase in SG&A expenses as a percentage of revenues during the nine-month period ended June 30, 2024, was primarily attributable to the declines in revenues in relation to the level of fixed SG&A expenses, including fixed personnel-related expenses, occupancy costs, job boards and applicant tracking systems, and to the presence of certain non-cash and/or non-operational and other expenses described below.

SG&A includes certain expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a go forward basis. These costs were $1,046 and $130 for the nine-month periods ended June 30, 2024 and 2023, respectively, and include mainly expenses associated with legal proceedings, former closed and consolidated locations, advisory fees, and personnel costs associated with eliminated positions.

Amortization and Depreciation Expense

Amortization expense was $2,159 for both nine-month periods ended June 30, 2024 and 2023. Depreciation expense was $235 and $295 for the nine months ended June 30, 2024, and 2023, respectively.

Intangible Assets Impairment

The Company performed an evaluation of its intangible assets as of June 30, 2024, and determined that certain asset groups associated with the Company’s intangible assets including certain customer lists and tradenames are currently producing negative or sufficiently low gross cash flows that their estimated future discounted cash flows indicate impairments of the remaining unamortized balances. As a result, the Company recorded a non-cash impairment charge of $5,209 on intangible assets during the nine-months ended June 30, 2024.

Goodwill Impairment

The Company completed an interim goodwill impairment assessment as of June 30, 2024 and determined that its goodwill was impaired. The estimated fair values of the Professional and Industrial Services reporting units decreased as compared to those resulting from the September 30, 2023 annual assessment, indicating that the pre-assessment carrying values of each reporting unit as of June 30, 2024 exceeded their estimated fair values. As a result, a non-cash goodwill impairment charge of $15,285 was taken during the nine-months ended June 30, 2024 so that the carrying values of the Professional and Industrial Services reporting units reflect their estimated fair values, as determined by the interim evaluations made of the Company’s goodwill.

Income (Loss) from Operations

Income (loss) from operations was $(25,605) and $2,540 for the nine-month periods ended June 30, 2024 and 2023, respectively. This decrease is mainly attributable to the non-cash impairment charges, the decrease in revenues, especially in direct hire placements, and other related items as explained in the preceding paragraphs.

Interest Expense

Interest expense was $253 and $265 for the nine-month periods ended June 30, 2024 and 2023, respectively, and is mainly attributable to unused availability and administrative fees on the Company’s Facility.

Interest Income

Interest income earned was $548 and $292 for the nine-month periods ended June 30, 2024 and 2023, respectively. Interest income is earned on cash balances held in the Company’s two brokerage accounts.

(Amounts in thousands except per share data, unless otherwise stated)

Provision for Income Taxes

The Company recognized income tax (benefit) expense of $(3,461) and $(6,621) for the nine-month periods ended June 30, 2024 and 2023, respectively. Our effective tax rate for the nine-month period ended June 30, 2024 is higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes. Our effective tax rate for the nine-month period ended June 30, 2023 is lower than the statutory tax rate primarily due to the effect of a reduction in the valuation allowance on the net deferred tax asset position as the Company maintained a full valuation allowance prior to the nine months ended June 30, 2023.

Net Income (Loss)

The Company’s net income (loss) was $(21,849) and $9,188 for the nine-month periods ended June 30, 2024 and 2023, respectively. The decrease of $31,037 is primarily the result of the non-cash impairment charges during the nine months ended June 30, 2024, a substantial increase in net income during the nine months ended June 30, 2023 as the result of the reduction of the deferred tax assets valuation allowance previously recognized, and decreases in revenues and related net results for the nine months ended June 30, 2024, compared with the nine months ended June 30, 2023, and other related items as explained in the preceding paragraphs.

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

The following table sets forth certain consolidated statements of cash flows data:

	Nine Months Ended June 30,
	2024	2023
Cash flows provided by (used in) operating activities	$(1,117)	$2,606
Cash flows used in investing activities	(58)	(104)
Cash flows used in financing activities	(1,701)	(624)

As of June 30, 2024, the Company had $19,595 of cash, which was a decrease of $2,876 from $22,471 as of September 30, 2023. As of June 30, 2024, the Company had working capital of $26,864 compared to $30,290 of working capital as of September 30, 2023. The decrease in working capital is mainly attributable to the use of cash to purchase treasury stock and the effects of lower business volume on other components of working capital during the nine-months ended June 30, 2024. Cash flows provided by operating activities during the nine-months ended June 30, 2023 included the second and final installment payment of deferred payroll taxes under the CARES Act from fiscal 2020 of $1,847.

The primary uses of cash for investing activities were for the acquisition of property and equipment, principally information technology equipment, during the nine-month periods ended June 30, 2024 and 2023. Investing activities represent capital expenditures and did not include any major capital expenditures or capital improvements during either of the nine-month periods ended June 30, 2024 and 2023.

The cash flows used in financing activities were for purchases of treasury stock during the nine-months ended June 30, 2024, and payments made on finance leases during the nine-month periods ended June 30, 2024 and 2023.

The Company had $8,725 in availability for borrowings under its Facility as of June 30, 2024. There were no outstanding borrowings on the Facility as of June 30, 2024, or September 30, 2023, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program continued through December 31, 2023. The repurchase program did not obligate the Company to repurchase any number of shares of common stock. The share repurchase program was conducted in accordance with Rules 10b-5 and 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, shares of common stock were purchased from time to time in the open market transactions and in amounts the Company deemed appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During the nine-months ended June 30, 2024, the Company repurchased 2,717 shares of its common stock at a total cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,128 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on June 30, 2024, are approximately $1,347.

There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on June 30, 2024.

(Amounts in thousands except per share data, unless otherwise stated)

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2024, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2024, the Company’s management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's nine-month period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

GEE GROUP INC.
(Registrant)

Date: August 14, 2024	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

