Form 10-K
period 2024-09-30
GEE Group Inc.
filed 2024-12-19
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 28, 2024 was 91,210,129 x $0.36 = $32,835,646.

The number of shares outstanding of the registrant’s common stock as of December 18, 2024 was 109,413,244.

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

Item 1. Business

General

GEE Group Inc. (the “Company,” “us,” “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of human resources solutions which primarily include the provision of temporary and permanent personnel in the professional and industrial services sectors to customers located in the United Sates. We, through our operating subsidiaries, deliver our services from a network of three virtual locations and 23 branch office locations located in or near several major U.S. cities, including, but not limited to: Atlanta, Dallas, Denver, and Miami.

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

Our operating subsidiaries and end markets served under each of its operating divisions are as follows:

Professional Division

•	Access Data Consulting provides hard-to-find IT talent to customers on a direct hire or contract basis and human resources consulting services and solutions in the higher-end IT vertical including project management support to businesses regionally (Western and Southwestern U.S.) and, to a lesser extent, throughout the rest of the U.S.

•	Agile Resources specializes in providing technical staffing services for AI-focused consulting, IT project support, and talent solutions across the Southeastern U.S. and, to a lesser extent, throughout out the rest of the U.S. Services include talent delivery for cutting-edge AI-driven application architecture and delivery, enterprise operations optimization, digital transformation, information lifecycle management, and project management. With flexible engagement options, Agile Resources offer both contract staffing and direct hire to meet the diverse needs of our clients in deploying advanced AI and technology solutions.

•	Ashley Ellis works with C-suite and senior executives to offer full cycle engineering and IT contract staffing services, with a focus on business intelligence, application development and network infrastructure, to clients in the Southeastern U.S. region and, to a lesser extent, throughout the rest of the U.S.

•	GEE Group (Columbus) primarily provides direct hire placement and contract staffing services in the accounting and engineering verticals, with an emphasis on placing personnel with specialized skills in the mechanical, manufacturing and equipment maintenance areas to clients throughout the Midwestern U.S.

•	Omni One specializes in technical and professional direct-hire and contract staffing solutions in the manufacturing and engineering verticals for clients primarily located in the Midwestern U.S.

•	Paladin Consulting primarily provides highly skilled IT professionals on a contract or direct hire basis directly to customers or through RPO, MSP and VMS arrangements and other non-IT staffing solutions to customers nationwide including government contractors who require that the provider of staffing services have required security clearance; such security certification is maintained by Paladin Consulting.

•	Scribe Solutions provides hospital and free-standing emergency rooms and physician practices in the Southeastern U.S. with highly trained medical scribes for personal assistant work in connection with EMR.

•	SNI Companies provides human resource solutions, including direct hire and contract staffing, project support and retained search services specializing primarily in the accounting, finance, banking, IT and office support verticals to customers located in major U.S. metropolitan markets, such as Dallas/Fort Worth, Austin, Houston, Chicago, Denver, Miami, Princeton, Tampa, Jacksonville, Hartford, Andover and surrounding areas. SNI Companies’ brands include Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, and SNI Technology®.

Industrial Division

•

Triad Staffing provides traditional, on-demand and on-site staffing services in metropolitan business markets throughout Ohio. Triad Staffing's services are comprised of staffing and human resource solutions for clients and candidates within the Office Services, Commercial, Skilled Labor, Technical and Manufacturing Trades, and On-Site Management Services of the Light Industrial sector. Triad Staffing has been successful in providing staffing solutions to its clients because of its tenured team of highly skilled and dedicated staff, human resource expertise, training, and operating philosophy of providing single-source staffing solutions with the Triad Staffing Advantage.

The percentage of revenues derived from each of the Company’s direct hire and contract services lines are as follows:

	Fiscal
	2024	2023
Professional direct hire placement services	10.5%	12.7%
Professional contract services	81.3%	78.7%
Industrial contract services	8.2%	8.6%

Business Strategy

Our business strategy is multi-dimensional and encompasses both organic growth and growth through strategic acquisitions. Since 2015, the Company has completed four acquisitions, the most recent of which was SNI, which to date has been its largest. The main tenants of our strategy are to grow organically by:

•	Providing innovative solutions for clients delivered through an enhanced and expanded menu of professional services offerings while increasing the penetration of clients in our existing markets for our IT, finance and accounting, healthcare, engineering and office support verticals;

•	Entering other fast-growing markets following existing customers who are expanding their operations and cross-selling services by leveraging strategic customer relationships capitalizing on the Company’s national managed services agreements MSA, MSP and VMS relationships;

•	Expanding our geographic footprint of professional services offerings into new markets believed to possess high growth potential, particularly with regard to our IT brands;

•	Adding recruiting and sales talent to our existing delivery network to obtain new customers and increase the number of placements made to increase revenue;

•	Increasing scalability and expanding operating margins through the on-going process of streamlining back- office operations, establishing and leveraging regional centers of excellence, improving upon per desk production averages, elimination of duplicative costs among our businesses, and continued realization of economies of scale; and

•	Capitalizing on hiring opportunities created by volatility in the economic and labor markets by providing on-demand labor to fill the personnel voids of businesses following corporate America’s reactions and resulting on-going realignments since the on-set of the COVID-19 pandemic. As the economy recovers and companies have returned to sustained operations and growth, demand for our services has accelerated, with a particular focus on IT, E-Commerce and Logistics. We expect to continue to capitalize on these opportunities and to explore and innovate others, particularly in IT, including frontier areas such as digital content and information management disciplines.

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

We continue to explore opportunities for potential acquisitions in the fragmented staffing industry. Our acquisition strategy includes, but is not limited to, targeting companies or transactions that we believe may have one or more of the following characteristics:

•	A focus on IT specialties and other verticals, including healthcare, cyber security, government and other targets in the professional services sectors;

•	A well-managed business with experienced operators and with high gross profit and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, as well as consistent revenue growth;

•	Limited enterprise risk and successful due diligence; and

•	Pricing commensurate with profitability and growth, must be accretive to earnings and consideration generally consisting of a combination of cash, seller and/or bank financing and stock.

Marketing

We market our staffing services using our corporate and trade names in our respective vertical markets. As of September 30, 2024, we operated from locations in eleven (11) states, including twenty-three (23) branch offices in downtown or suburban areas of major U.S. cities and three (3) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) two offices and one additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

There was no customer that represented 10% or more of the Company’s consolidated revenue in fiscal 2024 or 2023. There are two customers that, in aggregate, made up approximately 25% of the Company’s consolidated accounts receivable as of both September 30, 2024 and 2023. These two customers are offered extended payment terms due to the frequency and volume of our services they utilize. Each maintains excellent creditworthiness and the Company has not experienced any losses related to these two customers historically.

Competition

The staffing industry is highly fragmented with a multitude of competitors. There are relatively few barriers to entry by firms offering direct hire placement and staff augmentation services although significant amounts of working capital typically are required to fund the payroll of temporary workers for businesses providing contract staffing services. New entrants to the staffing industry are constantly introduced to the marketplace. Our competitors include sole-proprietorship operations, local and regional firms as well as national organizations. In the U.S., large national firms with annual revenue of at least $100 million or more, represent a relatively small portion of all U.S. staffing firms. Local and regional firms’ yearly revenue can range from one to several million dollars or more. The largest portion of the marketplace consists of small, individual-sized or family-run operations. With low barriers to entry, sole proprietorships and smaller entities routinely enter the staffing industry. Many of our competitors are larger corporations with substantially greater resources than ours; however, as described below, we believe we are able to compete successfully in the verticals and end markets in which we operate.

Our professional and industrial staffing services compete effectively by providing highly qualified candidates who are well matched for the position, by developing and maintaining outstanding client relationships on a local level, by responding quickly to client requests, and by establishing offices and presences in convenient locations. As part of our services, we provide professional reference checking, scrutiny of candidates’ work experiences and optional custom background checks. In general, we believe that a positive client experience is most important, and pricing often is secondary to quality of service as a competitive factor. During slow hiring periods, competition can put pressure on our pricing; however, we believe we are able to effectively compete on price in such situations.

Our Competitive Strengths

We believe that we are able to compete effectively in the staffing industry because we have:

•	Deep experience and vertical specialization and expertise in niche markets;

•	Invested in robust sales programs and marketing tools and technology and CRM software to successfully identify, target and reach out to potential new customers;

•	Long-tenured division leaders, business development managers and vertical specialists (e.g., certified public accountants for accounting, tax and financial placements) with deep and relevant staffing industry experience;

•	Strong and proven capability to deliver outstanding results for our clients under significant time constraints on large-scale projects leveraging our wide office network and experienced project team leaders, including experience with MSP and VMS programs;

•	Well established strategies and procedures for both temporary and permanent virtual working environments supported by technology to facilitate communication, recruiting, onboarding and management of the business virtually;

•	Specialized state-of-the-art databases, applicant tracking systems (“ATS”) and other technology tools that facilitate swift, expert matching of candidates to job requirements providing highly qualified multiple choices to clients;

•	Localized decision-making and a lack of a multi-layered bureaucracy which provides for more rapid responses to customized client requests and a streamlined approval process in place for speedy recruitment of personnel; and

•	Hands-on training with specialized modules for newly hired recruiters and account management personnel.

Recruiting

The success of our services is highly dependent on our ability to recruit and retain qualified candidates. Prospective employment candidates are generally recruited through job postings and contact made electronically using various internet tools as well as telephone contact by our employment consultants. For internet postings, we maintain our corporate web page at www.geegroup.com and our specialty brand web pages in addition to extensive use of internet job posting bulletin board services. We also maintain database records of applicants’ skills through our ATS to assist in matching applicant skills with job openings and contract assignments. We generally screen, interview and, in many cases, background check applicants who are presented to our clients.

Industry Overview

The staffing industry is divided into three major segments: temporary staffing services, professional employer organizations (“PEOs”) and placement agencies. Temporary staffing services provide workers for limited periods, often to substitute for absent permanent workers or to staff discreet projects, or to help during periods of peak demand. These workers, who are often employees of the temporary staffing agency, will generally fill administrative, clerical, accounting, and other professional technical positions, or industrial positions. In some cases, temporary staffing services may be provided to clients over prolonged periods in longer-term HR outsourcing type scenarios. PEOs, sometimes referred to as employee leasing agencies, contract to provide workers to customers for specific functions, often related to human resource management. In many cases, a customer’s employees are hired by a PEO and then contracted back to the customer. Placement agencies, sometimes referred to as executive recruiters or headhunters, find workers to fill permanent positions at customer companies. These agencies may specialize in placing senior managers, mid-level managers, technical workers, or clerical and other support workers.

Our business is mainly that of a temporary staffing company within the broader staffing industry, however, we also offer and provide permanent placement services in our Professional Staffing Services segment. We employ the substantial portion of our staff members we place on temporary assignments with our clients. In addition to assisting our clients in managing peaks and valleys in their staffing needs, the temporary workers we place come in the form of a broader human resources management solution. That is, our clients do not bear the usual employment risks and compliance costs and burdens associated with our temporary workers; instead, we retain these costs and risks as the employer of record. We believe this is a significant value add for many of our temporary staffing clients.

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

The revenue of staffing companies depends on the number of jobs they fill, which in turn can depend upon the economic environment. During economic slowdowns, many client companies may also slow down or stop hiring altogether. During the recent COVID-19 pandemic, many client companies closed their businesses and/or stopped hiring or contracting employees. Internet employment sites expand a Company’s ability to find and source potential workers without the help of traditional agencies. Staffing companies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of personnel agencies obsolete. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing agency.

To avoid large placement agency fees, big companies may use in-house personnel recruiting staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge a fee based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill may have a financial incentive to avoid use of agencies where it is less costly to invest in in-house resources.

Many staffing companies are small and may depend heavily on a big customer for a large portion of revenue. Large customer concentration may lead to increased revenue, but also expose agencies to concentration risks. When major accounts experience financial hardships, and have less need for temporary employment services, agencies stand to lose large portions of revenue.

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

Trends in the Staffing Business

Start-up costs for a staffing company can be relatively low. Individual offices can be profitable, and consolidation is driven by opportunities for large or growing agencies to develop national relationships with big customers or build resources and scale for future growth. Some agencies expand by starting new offices in promising markets, others prefer to buy existing independent offices with proven staff and an existing customer roster, while still others focus on both.

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

Staffing Industry Cyclicality

The U.S. staffing industry has experienced three distinct material cyclical downturns in this century. The first was in approximately 2000-2001, associated with the burst of the Dot-com bubble following unprecedented growth and expansion of technology and the internet in the 1990s. The second was in 2008-2009, corresponding with the “Great Recession” as it became known in the U.S. and abroad at the time. The most recent downturn began in 2023 following a robust post-COVID-19 pandemic recovery in 2021 and 2022. Unfortunately, that recovery (often referred to as the “post-COVID bounce”) was short-lived and was immediately followed by another staffing industry downturn that emerged amidst record high inflation and interest rates. This latest economic downturn is widely attributed to record amounts of stimulus money being pumped into the economy and increased government spending during and after the pandemic.

The staffing industry’s most recent cyclical downturn that began in 2023, also is being fueled by lingering volatility in employment that began during the pandemic, including mainly the significant rise in remote working arrangements, and a continuing reconciliation between the needs of workers and their employers since. Staffing Industry Analysts (“SIA”), a leading industry trade organization, recently published in its September 2024 U.S. Staffing Industry Forecast Update, that the U.S. Staffing Industry is expected to decline overall by 10% in 2024. This follows a 10% decline already experienced in 2023. The SIA report cites that the decline has been driven by widespread client caution and project delays, a depressed manufacturing sector, falling bill rates in sectors such as healthcare, and employer and worker heightened preferences for permanent positions over temporary positions.

The SIA report also forecasts that the staffing industry will grow 5% in 2025 to reach a market size of $198.3 billion. In terms of segments, SIA forecasts 6% growth in healthcare, 5% growth in IT, and 3% expansion in industrial staffing.

Employees

As of September 30, 2024, the Company had approximately 210 regular employees and the number of contract service employees varied week to week during fiscal 2024, from a minimum of approximately 1,245 to a maximum of 1,601.

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

Item 1A. Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations and financial condition. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

THE U.S. ECONOMY CURRENTLY IS BEING NEGATIVELY IMPACTED BY HISTORICALLY SIGNIFICANT INFLATION, A LOOMING RESCESSION, AND DISRUPTIONS IN SUPPLY AND THE WORKFORCE; RECENT GLOBAL SOCIOECONOMIC TRENDS, INCLUDING THE WARS IN UKRAINE AND THE MIDDLE EAST AND U.S. RELATIONS WITH CERTAIN FOREIGN POWERS MAY HAVE A FURTHER ADVERSE EFFECT ON THE U.S. ECONOMY AND OUR BUSINESS.

The U.S. and larger global economies experienced historically high inflation during 2022, which has continued into 2024. The Federal Reserve and other Central Banks already have raised interest rates more aggressively and to their highest levels in decades. Although inflation and interest rates have begun to subside, the prospect for a recession is considered by many to be possible. Some sources have declared that the U.S. already has experienced a recession. Consumer prices, including basic costs of food, fuel, utilities, healthcare, mortgage and personal loan rates, and other non-discretionary and discretionary consumer items have risen significantly and remain high. Wages are up, however, increases in wages have lagged price inflation resulting in a net decline in real personal incomes relative to consumer spending. Volatility continues to exists in the workforce making it more difficult and costly for employers to recruit, hire and/or retain workers. U.S. unemployment remains relatively low, however the labor utilization rate and ratio of workers to the total population also remain low. Shortages in the workforce have been a significant factor in supply shortages relative to demand and also help fuel inflation. On the global stage, two wars are now being waged, the first led by the invasion of Ukraine by Russia, and the second, following the recent invasion of Israel by Hamas terrorists. These and overtures by China over Taiwan and the South China Sea, also add instability to the uncertainty driving socioeconomic forces, which in turn, impact the Company’s and its subsidiaries’ operations.

The present conditions and state of our U.S. and global economies make it difficult to predict the extent to which a recession has occurred or will occur or worsen in the near future, and we and other members of the U.S. Staffing Industry already have seen significant declines in business in 2023 and 2024. In the event of recurring or worsening conditions, in which the U.S. economy remains uncertain or contracts, we expect that our business will continue to be negatively impacted, accordingly. The Company has taken significant actions to shore up its resources and means in order to mitigate the negative effects of economic downturns; however, should economic conditions remain uncertain or worsen in the future, one may expect either scenario to continue to have an adverse effect on the business of the Company and its subsidiaries.

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

GEE Group Inc. and its subsidiaries, Agile Resources, Inc., Access Data Consulting Corporation, BMCH, Inc., GEE Group Portfolio, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Personnel Services, Inc., and Triad Logistics, Inc. are co-borrowers under a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility (the “Facility”) with First Citizens Bank (“FCB”) (formerly CIT Bank, N.A.). The Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The Facility matures on the fifth anniversary of the closing date (May 14, 2026). The Facility contains some restrictions and limitations that might inhibit our ability to engage in certain activities and transactions that may otherwise be in our long-term best interests. The affirmative and negative covenants contained in the Credit Agreement that may adversely affect our ability to operate our business include covenants that limit and restrict, among other things, our ability to incur additional indebtedness, transfer or sell certain assets, issue stock of subsidiaries, pay dividends on, repurchase or make distributions with respect to our capital stock or make other restricted payments, incur or permit liens or other encumbrances on assets, make certain investments, loans and advances, acquire other businesses, merge, consolidate, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and amend certain agreements, without amendment of the Facility or the express approval of FCB. Under the Facility, advances are subject to a borrowing base formula based on 85% of eligible accounts receivable of the Company and subsidiaries, as defined, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. Although the stated face amount of the Facility is $20 million, the borrowing base formula significantly limits amounts available for us to borrow.

The Facility also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control and judgment defaults. A breach of any of these covenants could result in default under our Credit Agreement, which could prompt the lenders to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. In addition, a breach of the Credit Agreement would cause a cross-default of certain other indebtedness. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the Credit Agreement accelerate the repayment of borrowings, we cannot ensure that we will have sufficient assets and funds to repay the borrowings under the Credit Agreement and our other indebtedness. An acceleration of our outstanding indebtedness could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings.

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

THE COMPANY HAS MATERIAL INTANGIBLE ASSETS, INCLUDING GOODWILL, CUSTOMER LISTS, AND TRADENAMES. THESE ASSETS ARE SUBJECT TO IMPAIRMENT RISKS, WHICH COULD RESULT IN FUTURE MATERIAL IMPAIRMENT CHARGES TO INCOME AND NEGATIVELY IMPACTING THE FUTURE OPERATING RESULTS AND THE FINANCIAL POSITION OF THE COMPANY.

The Company is required to evaluate its goodwill annually or when one or more triggering events or circumstances indicate that assets might be impaired. The other long-lived assets, including definite-lived intangible assets, have to be tested for impairment only when triggering events occur or circumstances indicate that these assets might be impaired. The Company has recognized impairments of its goodwill and its other long-lived assets, including most recently during the third quarter of its fiscal year ended September 30, 2024. In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting units, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as the estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and the market comparable assumptions. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of impairment.

The valuation techniques utilized by management for impairment testing, including estimated future cash flows, fundamentally include the inherent underlying assumption that the economy, the markets served by the Company, and the Company itself, will continue to grow. In the event the assumptions relied upon by management are not achieved, including assumed future growth rates, impairments of goodwill or other long-lived assets could be recorded and such amounts could be material to the consolidated financial statements. A reduction in the projected long-term operating performance of one or both of the Company’s reporting units or other long-lived assets, future market declines, changes in discount rates or other conditions also could result in material impairments in the future. Thus, there can be no assurance that the Company’s goodwill or other long-lived assets will not become impaired in the future.

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO SATISFY THOSE NEEDS FROM CASH GENERATED FROM OUR OPERATIONS OR BORROWINGS UNDER OUR DEBT INSTRUMENTS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

We require significant amounts of working capital to operate our business. We often have high receivables from our customers, and as a staffing company, we are prone to cash flow imbalances because we have to fund payroll payments to temporary workers before receiving payments from clients for our services. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If a sustained shortfall were to occur, it could have an adverse effect on our business. In particular, we use working capital to fund expenses relating to our temporary workers and our other operating expenses and liabilities. As a result, we must maintain sufficient cash availability to pay temporary workers and fund payroll taxes and other payroll-related expenses prior to receiving payment from customers.

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

THE LINGERING EFFECTS OF THE CORONAVIRUS PANDEMIC AND ITS SUBSEQUENT VARIANTS AND CARES ACT REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS.

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

The operations and liquidity of our operating subsidiaries were severely impacted by COVID-19. As a result and out of necessity, in fiscal 2020, we applied for and obtained financial relief in the form of funds received in exchange for promissory notes issued by the U.S. Small Business Administration (“SBA”) and U.S. Treasury under the Payroll Protection Program of the CARES Act (“PPP loans”). The Company and eight of its operating subsidiaries received PPP loans, totaling $20 million, and have since applied for and received forgiveness of their respective PPP loans from the SBA. The forgiveness of these loans, including their respective accrued and unpaid interest amounts, have been recognized by eliminating them from the Company’s consolidated balance sheets with corresponding gains in consolidated net income in fiscal 2021 and 2022.

The former PPP loans obtained by GEE Group Inc., and its operating subsidiaries together as an affiliated group, exceeded the $2 million audit threshold established by the SBA, and therefore, will be subject to audit by the SBA in the future. If any of the nine forgiven PPP loans are reinstated in whole or in part as the result of a future audit, or other Federal mandate or initiative, a charge or charges would be incurred, accordingly, and they would need to be repaid. If the companies are unable to repay the portions of their PPP loans that ultimately may be reinstated from available liquidity or operating cash flow, we may be required to raise additional equity or debt capital to repay the PPP loans.

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

Substantially all of our revenue is derived from contracts or master service agreements that are renewable or perpetual and that are terminable by our customers for their convenience and at their discretion. Under our renewable or perpetual agreements, we contract to provide staffing services through work or service orders at the customers’ request. Under these agreements, our customers often have little or no obligation to request our staffing services. In addition, most of our contracts are cancellable on limited notice and without material penalties, even if we are not in default under the contract. We may hire employees permanently to meet anticipated demand for services under these agreements that may ultimately be delayed or cancelled. We could face a significant decline in revenues and our business, financial condition or results of operations could be materially adversely affected if we see a significant decline in the staffing services requested from us under our service agreements; or our customers cancel or defer a significant number of staffing requests; or our existing customer agreements expire or lapse and we cannot renew or replace them with similar agreements.

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

Our success depends largely upon the continued services of our executive officers and on certain other mission-critical individual contributors. We rely on our leadership team for the management and oversight of our business operations, including but not limited to, developing and executing our strategy, business and financial planning, research and development, marketing, sales, human resources, client services, finance, and other general and administrative functions. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. Employment agreements with our executive officers or other key personnel contain terms and conditions while employed by us, however, they also continue to be considered “at will” employees and, as such, they are not legally required to continue to work for us for any specified period and may terminate their employment with us at any time should they choose. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for outstanding personnel is intense, especially for experienced software engineers and senior sales executives. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience challenges in hiring and retaining employees with appropriate qualifications. Extended stay-at-home, business closure, and other restrictive orders also may be expected to impact our ability to identify, hire, and train new personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

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

Staffing Industry Analysts, a leading industry trade organization, recently published in its September 2024 U.S. Staffing Industry Forecast update, that the U.S. Staffing Industry is expected to decline by 10% in 2024. This follows a 10% decline already experienced in 2023. The SIA report cites that the forecasted 2024 decline is expected due to widespread client caution and project delays, a depressed manufacturing sector, falling bill rates in sectors such as healthcare, and employer and worker heightened preferences for permanent positions over temporary positions.

WE OPERATE IN AN INTENSELY COMPETITIVE AND RAPIDLY CHANGING BUSINESS ENVIRONMENT, AND THERE IS A SUBSTANTIAL RISK THAT OUR SERVICES COULD BECOME OBSOLETE OR UNCOMPETITIVE.

The markets for our services are highly competitive and include many larger, more established companies. Our markets are characterized by pressures to provide high levels of service, incorporate new capabilities and technologies, accelerate job completion schedules and reduce prices. Furthermore, we face competition from a number of sources, including other executive search firms and professional search, staffing and consulting firms. Several of our competitors have greater financial and marketing resources than we do. New and existing competitors are aided by technology, and the market has low barriers to entry. Furthermore, Internet employment sites expand a company’s ability to find workers without the help of traditional agencies. Personnel agencies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools, especially those that now utilize Artificial Intelligence, or “AI”, could make many traditional functions of staffing companies obsolete. Specifically, the increased use of the internet may attract technology-oriented companies to the professional staffing industry. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing company.

Our future success will depend largely upon our ability to anticipate and keep pace with those developments and advances. Current or future competitors could develop alternative capabilities and technologies that are more effective, easier to use or more economical than our services. In addition, we believe that, with continuing development and increased availability of IT aided by AI, the industries in which we compete may attract new competitors. If our capabilities and technologies become obsolete or uncompetitive, our related sales and revenue would decrease. Due to competition, we may experience reduced margins on our services, loss of market share, and loss of customers. If we are not able to compete effectively with current or future competitors as a result of these and other factors, our business, financial condition and results of operations could be materially adversely affected.

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

OUR STRATEGY OF GROWING THROUGH ACQUISIIONS MAY BE IMPEDED BY A LACK OF FINANCIAL RESOURCES AND IMPACT OUR BUSINESS IN UNEXPECTED WAYS. WE COULD BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH ACQUISITIONS.

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

CYBERSECURITY BREACHES OF OUR SYSTEMS AND INFORMATION TECHNOLOGY COULD ADVERSELY IMPACT OUR ABILITY TO OPERATE.

We need to protect our own and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. As a result of the developing conflict between Russia and the Ukraine, in February 2022 the U.S. Cybersecurity and Infrastructure Security Agency issued a "Shields Up" alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the U.S., particularly in the wake of sanctions imposed by the United States and its allies. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry.

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

If we are delisted from the NYSE American, our common stock may be eligible for trading on an over-the-counter market. In the event that we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for shareholders to sell their common stock. Moreover, if we are delisted from the NYSE American, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on the NYSE American. Shareholders may not be able to sell their common stock on any such substitute. market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from NYSE American, the price of our common stock is likely to decline. A delisting of our common stock from the NYSE American could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, or employees.

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

GROWING CONCERNS REGARDING CLIMATE CHANGE MAY RESULT IN THE IMPOSITION OF ADDITIONAL REGULATION, WHICH IN TURN MAY INDIRECTLY HAVE A NEGATIVE IMPACT ON OUR OPERATION.

We are currently not aware of any climate change related risks that could adversely affect the result of our operation. However, the growing concerns about climate change may result in the imposition of additional laws and regulations, international protocols or other restrictions or a relaxation or repeal of existing laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, which could affect our customers and as a result indirectly reduce in demand for our services, which could in turn negatively impact our revenue.

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

In March and April 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation (“FDIC”) receiverships. In the aftermath, there has been market disruption and indications that diminished depositor confidence could spread across the banking industry, leading to deposit outflows and other destabilizing results. The Federal Reserve Board announced that it would provide funding to ensure that banks have sufficient liquidity to meet the needs of their depositors, but there can be no assurance whether such funding will be adequate to fully address these issues. The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. However, the Company has taken measures to diversify its deposit base that are intended to mitigate and minimize its potential exposure to losses as a result of maintaining cash deposits in accounts that exceed FDIC insurance limits. Among these, during fiscal 2023, the Company established, and initially deposited $13 million of its excess cash, under a brokerage arrangement with a major financial advisory institution that manages and deposits these funds under a specialized program whereby the funds are allocated among FDIC insured banks in amounts that individually do not exceed the established FDIC insured limit of $250 thousand. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $5.2 million as of September 30, 2024. To date, the Company has not experienced any material loss as a result of the failure of any financial institution in which it has funds or other assets on deposit.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Company has implemented comprehensive procedures and infrastructure to protect our network from cybersecurity attacks. However, since such threats are ongoing and continue to evolve, we regularly consider the effectiveness of our cybersecurity framework. Our Director of IT, reporting to our Chief Financial Officer, has primary management responsibility over day-to-day oversight and evaluation of cybersecurity systems and processes, including monitoring for potential cyber threats. The Director of IT meets with the Chief Financial Officer and senior management, and when appropriate, the Board of Directors, to provide updates when there are changes to our risk management, systems, processes, or efforts. The Company conducts regular training for employees to mitigate cyber risks such as exposure to phishing and social engineering attacks. In the event of a network security incident, senior management and our Audit Committee are notified immediately. The Audit Committee takes the lead on behalf of the Board of Directors. The full Board of Directors is informed regularly of the status of any and all cyber incidents. We have a comprehensive incident response plan which is carried out by our IT department under the oversight of senior management and our Audit Committee and includes engagement of third party cybersecurity experts and our cyber insurance carrier and legal teams, as needed.

As of the September 30, 2024, we have not identified any material weaknesses in our cybersecurity controls. Our ability to protect our business from cybersecurity risks is subject to uncertainty, and there can be no assurance that our cybersecurity measures will prevent all potential attacks.

Item 2. Properties.

The Company’s policy is to lease (rather than purchase) commercial office space for all of its offices. The Company’s headquarters are located with one of its branch locations in Jacksonville, Florida, for which the applicable lease expires in 2026.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, Triad Personnel Services and Triad Staffing. As of September 30, 2024, we operated from locations in eleven (11) states, including twenty-three (23) branch offices in downtown or suburban areas of major U.S. cities and three (3) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) two offices and one additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

Holders of Record

There were 154 holders of record of the Company’s common stock on September 30, 2024.

Dividends

No dividends were declared or paid during the fiscal years ended September 30, 2024 and 2023. We do not anticipate paying any cash dividends for the foreseeable future.

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

Upon conclusion of the share repurchase program, as of December 31, 2023, the Company had repurchased 6,128,877 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding shares of common stock immediately prior to the program).

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2024, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. The plan granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either restricted stock and incentive or non-statutory stock options to employees. Effective July 13, 2022, the tenth anniversary of the Plan, incentive stock options are no longer eligible to be granted. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2024 and September 30, 2023 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant. The maximum number of shares that may be granted under the 2013 Plan is 15 million (7,500 thousand for restricted stock grants and 7,500 thousand for stock option grants). This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,257,867	$1.07	8,200,467
Total	4,257,867	$1.07	8,200,467

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of September 30, 2024, we operated from locations in eleven (11) states, including twenty-three (23) branch offices in downtown or suburban areas of major U.S. cities and three (3) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) two offices and one additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

Management has an on-going business strategy, which includes organic and acquisition growth components. Management’s organic growth strategy includes seeking out and winning new client business, as well as expansion of existing client business and on-going cost reduction and productivity improvement efforts in operations. Management’s acquisition growth strategy includes identifying strategic, accretive acquisitions, financed primarily through a combination of cash and debt, including seller financing, the issuance of equity in appropriate circumstances, and the use of earn-outs where efficient to improve the overall profitability and cash flows of the Company.

The Company’s contract and placement services are principally provided under two operating divisions or segments: Professional Staffing Services and Industrial Staffing Services. We believe our current segments and array of businesses and brands within our segments complement one another and position us for future growth.

Results of Operations

Fiscal year ended September 30, 2024 (“fiscal 2024”), and fiscal year ended September 30, 2023 (“fiscal 2023”)

Summary and Outlook

We have incurred a net loss of $(24.1) million for the fiscal year ended September 30, 2024. The net loss is primarily the result of non-cash impairment charges recognized in the fiscal third quarter ended June 30, 2024, in the aggregate pre-tax amount of $20.5 million, and related declines in business due mainly to negative economic and labor market conditions that began in 2023 and have continued into 2024. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Likewise, the U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook is mixed as to when these conditions may be expected to definitively subside.

On April 18, 2024, we announced that the Mergers and Acquisitions (“M&A”) committee of our Board of Directors had completed its review of strategic alternatives with the assistance of an outside investment banking firm. Management is now in the process of executing on the Company’s plans and budgets as comprehended in the M&A Committee’s strategic recommendations, which are contemplated to include making prudent investments in both organic and M&A growth. To effectively navigate this downturn and return to profitability as soon as possible, we implemented a comprehensive three-part strategic initiative aimed at fortifying our market position and driving sustainable growth. This included (1) proactive measures to streamline operations and enhance growth opportunities and cost-efficiency, including significant cost reductions, (2) building upon past acquisitions by taking advantage of current conditions and further integrating and consolidating operations and systems for further efficiencies and cost saving opportunities, and (3) capitalizing on acquisition opportunities arising from the economic downturn by identifying and with the objective of acquiring businesses at reduced multiples and favorable valuations. We estimate that the strategic actions we have taken so far will have the effect of reducing our future annualized selling, general and administrative (“SG&A”) expenses by approximately $3.0 million, pre-tax. It should be noted, however, that due to other potential changes in our SG&A costs in the normal course of business, including the effects of inflation, changes in the volume of business, and others, these cost reductions alone will not necessarily translate into a corresponding equal net reduction in our total future year over year SG&A expenses. Regarding the second initiative above, Management expects to spend between $500 thousand and $1.0 million on systems and software over the next 12 to 18 months. Regarding the third initiative above, Management is moving forward with the Company’s M&A target list and is in talks with several entities at this stage.

In addition to these initiatives, the Company also acted timely and prudently in the face of the current downturn and reduced its intangible assets and goodwill through the corresponding recognition of non-cash pre-tax impairment charges of $20.5 million in its fiscal 2024 third quarter ended June 30, 2024. Although these non-cash charges added significantly to our net loss and reduced the Company’s net book value, accordingly, they did not reduce the Company’s net cash position, tangible assets, or net tangible book value. The impairment charges associated with intangible assets other than goodwill essentially serve to accelerate future amortization thereby reducing non-cash amortization expense in future periods. The impairment charges in total also have the effect of reducing the level of intangible assets and goodwill and their associated risks in the Company’s consolidated balance sheet going forward.

The Company paused share repurchases on December 31, 2023, having purchased 6.1 million shares of the Company’s common stock, or just over 5% of our outstanding shares at the beginning of the program. For now, our Board and Management have determined that it is prudent to discontinue share repurchases at least until we are able to gain more clarity on when the market conditions for the staffing industry will improve. If and when, we determine that a portion of our excess cash may be prudently utilized for share repurchases in the future, we will consider them once again, accordingly. Share repurchases will continue to be considered among alternative uses of our excess capital. However, in the context of our overall long-term growth strategy and goals it is not by itself a long-term growth strategy to achieve long-term growth goals of enterprise value, and therefore, shareholder value. Evaluation of alternative uses of the Company's capital is an on-going priority and process and decisions always will be made with the objectives being optimizing growth in shareholder value and maximizing shareholder returns.

On August 13, 2024, the Company re-issued 641,666 of its treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. The treasury shares were reissued in lieu of issuing 641,666 new shares of our common stock, therefore, while the Company’s total number of outstanding shares of common stock increased by 641,666, its total number of issued shares of common stock did not increase as a result of the reissuance of treasury shares instead.

(Amounts in thousands except per share data, unless otherwise stated)

Net Revenues

Consolidated net revenues are comprised of the following:

	Fiscal
	2024	2023	$ Change	% Change
Professional contract services	$94,753	$120,046	$(25,293)	-21%
Industrial contract services	9,547	13,005	(3,458)	-27%
Total contract services revenues	104,300	133,051	(28,751)	-22%

Direct hire placement services	12,183	19,392	(7,209)	-37%
Consolidated net revenues	$116,483	$152,443	$(35,960)	-24%

Contract staffing services contributed $104,300, or approximately 90%, of consolidated revenue and direct hire placement services contributed $12,183, or approximately 10%, of consolidated revenue for fiscal 2024. This compares to contract staffing services revenue of $133,051, or approximately 87%, of consolidated revenue and direct hire placement revenue of $19,392, or approximately 13%, of consolidated revenue for fiscal 2023.

Economic weakness and uncertainties, including persistent inflation and the possibility of recession, negatively impacted the Company’s results throughout fiscal 2024. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Professional contract services revenue decreased by $25,293, or 21%. Industrial staffing services revenues decreased by $3,458, or 27%, mainly due to decreases in orders from clients and competition for orders and temporary labor to fill orders, accordingly.

Direct hire placement revenue for fiscal 2024 decreased by $7,209, or 37%, over fiscal 2023. Direct hire opportunities tend to be highly cyclical and demand dependent, and may be expected to rise during times of economic recovery and decline during downturns. Demand for the Company’s direct hire services was higher in fiscal 2023, following record highs in fiscal 2022, driven by post-COVID employment recovery trends at that time, and is down for fiscal 2024 as a result of lingering negative economic conditions.

Staffing Industry Analysts, a leading industry trade organization, recently published in its September 2024 U.S. Staffing Industry Forecast update, that the U.S. Staffing Industry is expected to decline by 10% in 2024. This follows a 10% decline already experienced in 2023. The SIA report cites that the forecasted 2024 decline is expected due to widespread client caution and project delays, a depressed manufacturing sector, falling bill rates in sectors such as healthcare, and employer and worker heightened preferences for permanent positions over temporary positions. While our businesses service clients of all sizes, a substantial number of our clients are small and medium sized enterprises (SMEs), which have less financial flexibility to absorb rising costs and higher borrowing expenses, making them more likely to reduce or postpone usage of our services and contract employees. We believe this is a key reason why our 2024 revenue declines have exceeded those forecasted by SIA for the staffing industry overall.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company's contract services employees, and certain other employee-related costs, while they work on contract assignments. Cost of contract services for fiscal 2024 decreased by approximately 21% to $78,837 compared to $99,571 for fiscal 2023. The $20,734 decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

(Amounts in thousands except per share data, unless otherwise stated)

Gross Profit percentage by service:

	Fiscal
	2024	2023
Professional contract services	25.3%	26.1%

Industrial contract services	15.8%	16.5%

Consolidated contract services	24.4%	25.2%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	32.3%	34.7%

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

The Company’s combined gross profit margin, including direct hire placement services (recorded at 100% gross margin) for fiscal 2024 was approximately 32.3% versus approximately 34.7% for fiscal 2023. The substantial portion of the decline in fiscal 2024 compared with fiscal 2023, is mainly due to the corresponding declines in the volume and mix of direct hire placement revenues in fiscal 2024, and lower numbers of job orders and tight labor market conditions on the contract services side, resulting in more competitive conditions and downward pressure on bill rates and spreads, accordingly .

In the professional contract staffing services segment, the gross margin excluding direct placement services was approximately 25.3% for fiscal 2024 compared to approximately 26.1% for fiscal 2023. The decrease in professional contract staffing services gross margin is due, in part, to increases in contractor pay and other employment costs associated with the recent rise in inflation and competition for orders and candidates, accordingly, resulting in some spread compression.

The Company’s industrial staffing services gross margin for fiscal 2024 was approximately 15.8% as compared with approximately 16.5% for fiscal 2023. The decrease is driven by competition in the labor market served by the Company’s Industrial segment, as discussed above, requiring the Company offer more competitive rates and contractor pay to win business.

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for fiscal 2024 decreased by $6,032 as compared to fiscal 2023. SG&A for fiscal 2024 as a percentage of revenue was approximately 35.7% versus 31.2% for fiscal 2023. The increase in SG&A expenses as a percentage of revenues during the fiscal 2024 was primarily attributable to the declines in revenues in relation to the level of fixed SG&A expenses, including fixed personnel-related expenses, occupancy costs, job boards and applicant tracking systems, and to the presence of certain non-cash and/or non-operational and other expenses described below.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration and restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $1,106 and $838 for fiscal 2024 and 2023, respectively, and include mainly expenses associated with former closed and consolidated locations, legal expenses related to other than routine matters, and personnel costs associated with eliminated positions.

Amortization and Depreciation Expense

Depreciation expense was $301 and $383 for fiscal 2024 and 2023, respectively. Amortization expense was $2,363 and $2,879 for fiscal 2024 and 2023, respectively.

Intangible Assets Impairment

The Company performed an evaluation of its intangible assets as of June 30, 2024, and determined that certain asset groups associated with the Company’s intangible assets including certain customer lists and tradenames are currently producing negative or sufficiently low gross cash flows and that their estimated future discounted cash flows indicate impairments of the remaining unamortized balances. As a result, the Company recorded a non-cash impairment charge of $5,209 on intangible assets during fiscal 2024.

Goodwill Impairment

The Company performs a goodwill impairment assessment at least annually but may perform interim assessments in the event of a triggering event that may indicate the fair value of a reporting unit decreased below its carrying value. The Company completed its most recent annual assessment as of September 30, 2024, and determined that its goodwill was not impaired. Prior to this, as of June 30, 2024, an interim assessment was performed due to the decline in operating results and market capitalization experienced in the nine-month period ended June 30, 2024, which in management’s view, represented one or more triggering events that could indicate an impairment in the Company’s goodwill. The results of this interim assessment indicated the Company’s goodwill assigned to both its Professional and Industrial Services reporting units was impaired. As a result, the Company reduced its goodwill associated with the Professional and Industrial Services reporting units by $14,202 and $1,083, respectively, with corresponding non-cash impairment charges recognized in its consolidated statements of operations for fiscal 2024.

Upon completion of the prior annual goodwill impairment assessment as of September 30, 2023, it was determined that the Company’s goodwill was not impaired.

For purposes of performing its annual goodwill impairment assessments as of September 30, 2024 and 2023, and the interim testing performed as of June 30, 2024 and March 31, 2024 the Company applied generally accepted valuation methods and techniques in order to estimate the fair value of its Professional and Industrial Services reporting units and considered discounted cash flows, guideline public company results, guideline transactions, revenues and earnings, recent trends in the Company’s stock price, implied control or acquisition premiums, and other possible factors and their effects on estimated fair value of the Company’s reporting units. The estimated fair value of the Professional Services reporting unit resulting from the September 30, 2024 assessment exceeded the reporting unit’s adjusted carrying value, net of the impairment recorded during the June 30, 2024 interim assessment, by approximately 10%, or approximately $5.5 million. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, revenue growth projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit of the fair value of the Company’s Professional Services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

Income (Loss) from Operations

Income (loss) from operations was $(27,057) and $2,033 for fiscal 2024 and 2023, respectively. This decrease is mainly attributable to the non-cash impairment charges, the decrease in revenues, especially in direct hire placements, and other related items as explained in the preceding paragraphs.

(Amounts in thousands except per share data, unless otherwise stated)

Interest Expense

Interest expense was $322 and $336 for fiscal 2024 and 2023, respectively, and was comprised mainly of fees associated with the Company’s asset-backed credit facility including unused capacity fees, facility administrative charges, and the amortization of related debt issuance costs. No advances were taken on the Company’s Facility during the fiscal years ended September 30, 2024 and 2023.

Interest Income

The Company holds a significant portion of its excess cash in interest bearing accounts on which interest income earned was $722 and $472 in aggregate in fiscal 2024 and 2023, respectively.

Provision for Income Taxes

The Company recognized income tax benefits of $2,555 and $7,249 for fiscal 2024 and 2023, respectively. The effective tax rate for fiscal 2024 is lower than the statutory rate primarily due to the effect of permanent differences related to the goodwill impairment charge recorded in the third quarter of fiscal 2024 and the change in valuation allowance on the net deferred tax asset (“DTA”) position. The effective tax rate for 2023 is lower than the statutory rate primarily due to the effect of the change in valuation allowance on the net DTA position.

As of each reporting date, management considers all available evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2024, management determined the results of operations for the current and preceding years, and the outlook for future years, may indicate that not all deferred taxes are realizable. As a result, the Company recorded a partial valuation allowance of $920 during fiscal 2024. Prior to this, during fiscal 2023, the Company’s previous valuation allowance was fully released in the amount of $7,581 as management determined that there was sufficient positive evidence at that time to conclude that the deferred tax assets were more likely than not to be realized.

Net Income (Loss)

The Company’s net income (loss) was $(24,102) and $9,418 for fiscal 2024 and 2023, respectively. The decrease of $33,520 is primarily the result of the non-cash impairment charges during fiscal 2024, a substantial increase in net income during the fiscal 2023 as the result of the reduction of the deferred tax assets valuation allowance previously recognized, and decreases in revenues and related net results for fiscal 2024, compared with fiscal 2023, and other related items as explained in the preceding paragraphs.

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

The following table sets forth certain consolidated statements of cash flows data:

	Fiscal
	2024	2023
Cash flows provided by operating activities	$202	$5,890
Cash flows used in investing activities	(58)	(89)
Cash flows used in financing activities	(1,787)	(2,178)

As of September 30, 2024, the Company had $20,828 of cash which was a decrease of $1,643 from $22,471 as of September 30, 2023. The Company reported $202 and $5,890 in cash flow from operations for the fiscal years ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company had working capital of $26,079 compared to $30,290 as of September 30, 2023. The decrease in working capital is mainly attributable to the use of cash to purchase treasury stock and the effects of lower business volume on other components of working capital during fiscal 2024. Cash flows provided by operating activities during fiscal 2023 also included the second and final installment payment of deferred payroll taxes under the CARES Act from fiscal 2020 of $1,847.

The primary uses of cash for investing activities were for the acquisition of property and equipment, principally information technology equipment, during fiscal 2024 and 2023. Investing activities represent capital expenditures and did not include any major or non-routine capital expenditures or capital improvements during either fiscal 2024 or 2023.

The cash flows used in financing activities were for purchases of treasury stock and payments made on finance leases during fiscal 2024 and 2023.

The Company had approximately $8,139 in availability for borrowings under its Facility as of September 30, 2024. There were no outstanding borrowings on the Facility as of September 30, 2024, or September 30, 2023, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying consolidated balance sheets. No borrowings have been taken from the Facility during the years ended September 30, 2024 and 2023.

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program continued through December 31, 2023. The repurchase program did not obligate the Company to repurchase any number of shares of common stock. The share repurchase program was conducted in accordance with Rules 10b-5 and 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, shares of common stock were purchased from time to time in the open market transactions and in amounts the Company deemed appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During fiscal 2024, the Company repurchased 2,717 shares of its common stock at a total cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company had repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding shares of common stock immediately prior to the program).

On August 13, 2024, the Company re-issued 642 of its treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. The treasury shares were reissued in lieu of issuing 642 new shares of our common stock, therefore, while the Company’s total number of outstanding shares of common stock increased by 642, its total number of issued shares of common stock did not increase as a result of the reissuance of treasury shares instead.

(Amounts in thousands except per share data, unless otherwise stated)

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on September 30, 2024, are approximately $1,329. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on September 30, 2024.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and at least for the next twelve months after the date this Annual Report on Form 10-K is filed.

Off-Balance Sheet Arrangements

As of September 30, 2024, and 2023, and during the two fiscal years then ended, there were no transactions, agreements, or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Significant accounting and disclosure matters requiring the use of estimates and assumptions include, but may not be limited to, revenue recognition, accounts receivable and allowances for credit losses, determining fair values of financial assets and liabilities, income tax provisions and benefits, including deferred income tax valuation allowances, accounting for asset impairments, and accounting for share-based compensation. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

The following accounting policies are considered by management to be “critical” because of the judgments and uncertainties involved, and because different amounts would be reported under different conditions or using different assumptions.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for credit losses is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. The Company adopted the methodology under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), during fiscal 2024. The amendments in ASU 2016-13 replace the probable incurred loss impairment methodology underlying our previous allowance for doubtful accounts with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under ASU 2016-13, an allowance is recorded with a corresponding charge to bad debt expense for expected credit losses in our accounts receivable including consideration of the effects of past, present and future conditions that may reasonably be expected to impact credit losses. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance for credit losses is reflected in the consolidated balance sheets as a reduction of accounts receivable.

(Amounts in thousands except per share data, unless otherwise stated)

Revenue Recognition

Our revenues are recognized when promised services are performed for customers, and in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Our revenues are recorded net of variable consideration such as sales discounts or allowances. Direct hire placement service revenues from contracts with customers are recognized when the Company has met each of the criteria under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, including its performance obligations under the contracts. This generally occurs when the employment candidates accept offers of employment and have started their newly placed positions, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company’s guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire. Fees associated with candidate placement are generally calculated as a percentage of the new employee’s annual compensation. The Company records direct hire placement services revenues on a net basis as the Company acts as an agent for the customer and does not directly contract with or employ the direct hire candidates it places. No fees for permanent placement services are charged to direct hire employment candidates.

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

Fair Value Measurement

The Company follows the provisions of Financial Accounting Standards Board (“FASB”), ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under these provisions, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

(Amounts in thousands except per share data, unless otherwise stated)

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

The Company recognizes deferred tax assets to the extent that it is believed these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event it is determined that the Company would be able to realize the deferred tax assets in the future in excess of their recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Interest and penalties related to uncertain tax benefits are recognized on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the accompanying consolidated balance sheets.

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

The Company performed annual goodwill impairment testing effective as of September 30, 2024, as of which time all of its goodwill is allocable to its Professional Services reporting unit for purposes of evaluation for impairment. As a result of interim goodwill testing as of June 30, 2024, the entire goodwill formerly allocated to the Industrial Services reporting unit was impaired and written off as of that date. In determining the fair value of our two reporting units, we use one or a combination of commonly accepted valuation methodologies: (1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and (2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques rely upon assumptions and other factors, such as the estimated future cash flows of our reporting units, the discount rate used to determine the present value of future cash flows, and the market multiples of comparable companies utilized. In applying our methods, we consider and use averages and medians in the selection of assumptions derived from comparable companies or market data, where applicable, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting units. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

For purposes of performing this goodwill impairment assessment, management applied the valuation techniques and assumptions to its professional and industrial segments as reporting units discussed above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units. The estimated fair values of the Company’s reporting units are directly determined by, therefore sensitive to, the underlying assumptions and methods used in deriving them, which are largely subjective in nature.

(Amounts in thousands except per share data, unless otherwise stated)

As a result of the evaluation performed, the estimated fair value exceeded the carrying value of its net assets of the Company’s Professional Services reporting unit as of September 30, 2024. Prior to this, as of June 30, 2024, an interim assessment was performed and indicated the Company’s goodwill assigned to both its Professional and Industrial Services reporting units was impaired. As a result, the Company reduced its goodwill associated with its Professional and Industrial Services reporting units by $14,202 and $1,083, respectively, with corresponding non-cash impairment charges recognized in its consolidated statements of operations for fiscal 2024.

Intangible Assets

Separately identifiable intangible assets held in the form of customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from five to ten years using the straight-line method.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that these assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the Professional and Industrial Services reporting units.

An evaluation as of June 30, 2024 determined that certain asset groups associated with the Company’s intangible assets were producing negative or sufficiently low gross cash flows and that their estimated future discounted cash flows indicated impairments. As a result, the Company recorded a non-cash impairment charge of $5,209 on intangible assets during fiscal 2024.

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

See Note 9 for the assumptions used to calculate the fair value of share-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

(Amounts in thousands except per share data, unless otherwise stated)

Recent Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which contains authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance was effective for fiscal years beginning after December 15, 2022. ASU 2016-13 became effective for the Company on October 1, 2023. The new guidance was implemented during the quarter ended December 31, 2023, is applicable to the Company’s trade (accounts) receivable and did not have a material impact on its consolidated financial statements taken as a whole.

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods during fiscal years beginning after December 15, 2024. The Company has not yet determined the effects of the implementation of the new guidance on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which expands expense disclosure requirements in part by requiring entities to provide tabular disclosure of the nature of expenses making up relevant captions on the face of the income statement. The guidance requires disclosure of the amounts making up each caption in categories such as inventory purchases, employee compensation, depreciation, intangible asset amortization, and depletion. The guidance also requires qualitative descriptions of other amounts included in each caption that are not separately disaggregated. The new guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company does not expect implementation of the new guidance to have a material impact on its consolidated financial statements and disclosures.

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

GEE Group Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GEE Group Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
Description of Matter

The Company’s consolidated goodwill balance was $46.0 million as of September 30, 2024. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The fair value of each reporting unit is estimated using the discounted cash flow and guideline public company methods, which requires the use of estimates and assumptions related to cash flow forecasts, discount rates, terminal values, and market multiples of comparable companies. Management’s cash flow forecasts included significant judgments and assumptions relating to revenue growth rates and operating margins.

The fair values of the reporting units did not exceed their carrying values as of June 30, 2024; therefore, an impairment charge of $15.3 million was recognized during the year ended September 30, 2024 related to the Company’s Professional Staffing and Industrial Staffing reporting units. The impairment charge was recognized for the amount by which the carrying amounts exceeded the reporting units’ estimated fair values. As more fully described in Note 6 to the consolidated financial statements, as of September 30, 2024, the fair values of the reporting units exceeded their carrying values.

Management made significant judgments when developing the fair value estimate of the reporting units. As a result, a high degree of auditor judgment and effort was required, including involving the use of our valuation specialists, in performing audit procedures to evaluate the reasonableness of management’s cash flow forecasts and the significant assumptions identified above. Significant uncertainty exists with these assumptions because they are sensitive to future market or economic conditions.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

• Obtained an understanding of the internal controls and processes in place over the Company’s goodwill impairment review process, including management’s review of the significant assumptions described above.

• Evaluated the reasonableness of management’s revenue, operating margins, and other forecasted amounts by comparing the forecasts to actual historical results.

• Evaluated the reasonableness of guideline public company valuation multiples.

• Evaluated management’s determination of reporting units and segments.

• With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions, including discount rates, and developed a range of independent estimates and compared those to the significant assumptions used by management.

• Tested the mathematical accuracy of the calculations.

/s/ Cherry Bekaert LLP
We have served as the Company’s auditor since 2024.
Atlanta, Georgia

December 19, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

GEE Group Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GEE Group Inc. (the “Company”) as of September 30, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Forvis Mazars, LLP

We served as the Company’s auditor from 2022 to 2024. We were dismissed in March 2024.

Tampa, Florida

December 18, 2023

GEE GROUP INC. CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
ASSETS	2024	2023
CURRENT ASSETS:
Cash	$20,828	$22,471
Accounts receivable, less allowances ($568 and $562, respectively)	13,747	18,451
Prepaid expenses and other current assets	825	847
Total current assets	35,400	41,769
Property and equipment, net	559	846
Goodwill	46,008	61,293
Intangible assets, net	834	8,406
Deferred tax assets, net	9,495	7,064
Right-of-use assets	3,252	3,637
Other long-term assets	353	596
TOTAL ASSETS	$95,901	$123,611

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,987	$2,762
Accrued compensation	5,223	5,464
Current operating lease liabilities	1,195	1,475
Other current liabilities	916	1,778
Total current liabilities	9,321	11,479
Noncurrent operating lease liabilities	2,287	2,470
Other long-term liabilities	82	361
Total liabilities	11,690	14,310

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 109,413 shares outstanding at September 30, 2024 and 114,900 shares issued and 111,488 shares outstanding at September 30, 2023	113,129	112,915
Accumulated deficit	(25,732)	(1,630)
Treasury stock; at cost - 5,487 shares at September 30, 2024 and 3,412 shares at September 30, 2023	(3,186)	(1,984)
Total shareholders' equity	84,211	109,301
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$95,901	$123,611

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except basic and diluted earnings per share)

	Year Ended September 30,
	2024	2023
NET REVENUES:
Contract staffing services	$104,300	$133,051
Direct hire placement services	12,183	19,392
NET REVENUES	116,483	152,443

Cost of contract services	78,837	99,571
GROSS PROFIT	37,646	52,872

Selling, general and administrative expenses	41,545	47,577
Depreciation expense	301	383
Amortization of intangible assets	2,363	2,879
Intangible asset impairment charges	5,209	-
Goodwill impairment charges	15,285	-
INCOME (LOSS) FROM OPERATIONS	(27,057)	2,033
Interest expense	(322)	(336)
Interest income	722	472
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(26,657)	2,169
Provision for income tax benefit	2,555	7,249
NET INCOME (LOSS)	$(24,102)	$9,418

BASIC EARNINGS (LOSS) PER SHARE	$(0.22)	$0.08
DILUTED EARNINGS (LOSS) PER SHARE	$(0.22)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	109,139	114,021
DILUTED	109,139	114,715

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2022	114,450	$112,051	-	$-	$(11,048)	$101,003
Purchase of treasury stock	-	-	3,412	(1,984)	-	(1,984)
Share-based compensation	-	864	-	-	-	864
Issuance of shares under incentive stock plan	450	-	-	-	-	-
Net income	-	-	-	-	9,418	9,418

Balance, September 30, 2023	114,900	$112,915	3,412	$(1,984)	$(1,630)	$109,301
Purchase of treasury stock	-	-	2,717	(1,575)	-	(1,575)
Share-based compensation	-	587	-	-	-	587
Issuance of shares under incentive stock plan	-	(373)	(642)	373	-	-
Net loss	-	-	-	-	(24,102)	(24,102)

Balance, September 30, 2024	114,900	$113,129	5,487	$(3,186)	$(25,732)	$84,211

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,102)	$9,418
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on disposal of assets	(14)	-
Depreciation and amortization	2,664	3,262
Amortization of operating lease right-of-use assets	1,443	1,399
Goodwill impairment charges	15,285	-
Intangible assets impairment charges	5,209	-
Share-based compensation	587	864
Provisions for (recoveries of) credit losses	49	(58)
Deferred income taxes	(2,431)	(7,592)
Amortization of debt issuance costs	153	153
Changes in operating assets and liabilities:
Accounts receivable	4,655	4,495
Other assets	170	(243)
Accounts payable	(775)	(196)
Accrued compensation	(241)	(286)
Operating lease liabilities	(1,521)	(1,483)
Other liabilities	(929)	(3,843)
Net cash provided by operating activities	202	5,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(58)	(89)
Net cash used in investing activities	(58)	(89)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(1,575)	(1,984)
Payments on finance leases	(212)	(194)
Net cash used in financing activities	(1,787)	(2,178)

Net change in cash	(1,643)	3,623

Cash at beginning of year	22,471	18,848

Cash at end of year	$20,828	$22,471

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$169	$183
Cash paid for taxes	43	464

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

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of September 30, 2024, we operated from locations in eleven (11) states, including twenty-three (23) branch offices in downtown or suburban areas of major U.S. cities and three (3) additional U.S. locations utilizing local staff members working remotely.

The Company’s fiscal year begins on October 1 and ends on September 30 of each year. Fiscal 2024 and fiscal 2023 refer to the fiscal years ended September 30, 2024 and 2023, respectively.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2024, and September 30, 2023, there were no cash equivalents.

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. During 2023, the Company entered into enhanced deposit arrangements with two financial institution in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $14,515 and $13,298 as of September 30, 2024 and 2023, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $5,194 as of September 30, 2024. We have never experienced any material losses related to cash on deposit with banks.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for credit losses is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. The Company adopted the methodology under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), during fiscal 2024. The amendments in ASU 2016-13 replace the probable incurred loss impairment methodology underlying our previous allowance for doubtful accounts with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under ASU 2016-13, an allowance is recorded with a corresponding charge to bad debt expense for expected credit losses in our accounts receivable including consideration of the effects of past, present and future conditions that may reasonably be expected to impact credit losses. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance for credit losses is reflected in the consolidated balance sheets as a reduction of accounts receivable. The impact of the adoption of ASU 2016-13 was immaterial to the Company’s consolidated financial statements.

As of September 30, 2024 and September 30, 2023 the allowance for credit losses was $568 and $562, respectively.

A summary of changes in this account is as follows:

Allowance for credit losses as of September 30, 2023	$562
Provisions for credit losses	49
Accounts receivable written-off	(43)
Allowance for credit losses as of September 30, 2024	$568

The Company’s has two customers that, in aggregate, made up approximately 25% of the consolidated accounts receivable balance as of both September 30, 2024 and 2023. These two customers are offered extended payment terms due to the frequency and volume of our services that they utilize. Each maintains excellent creditworthiness and the Company has not experienced any losses related to these two customers historically.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. Depreciation expense for leasehold improvements is also calculated on a straight-line basis over the lesser of the useful life of the asset or the corresponding lease terms, which generally range from three to five years. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment for fiscal 2024 and 2023.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Leases

The Company determines if a contractual arrangement is a lease at inception and evaluates and classifies leases as operating or finance leases for financial reporting purposes. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the Company’s consolidated balance sheets. The lease classification is determined at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty. All the Company’s real estate leases are classified as operating leases. Also, the Company elected the practical expedient which allows aggregation of non-lease components with the related lease components when evaluating accounting treatment.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The Company performed an interim goodwill impairment assessment as of June 30, 2024, which indicated the Company’s goodwill assigned to both its Professional and Industrial Services reporting units was impaired. As a result, the Company reduced its goodwill associated with its Professional and Industrial Services reporting units by $14,202 and $1,083, respectively, with corresponding non-cash impairment charges recognized in its consolidated statements of operations for fiscal 2024. This resulted in all goodwill previously allocated to the Industrial Services reporting unit being impaired and written off as of that date. The Company performed its annual goodwill impairment assessment for its Professional Services reporting unit as of September 30, 2024, and found its goodwill was not further impaired. The Company performed its prior goodwill impairment assessment as of September 30, 2023, and found that its goodwill was not impaired at that time.

Intangible Assets

Separately identifiable intangible assets held in the form of customer relationships and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from five to ten years using the straight-line method.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the Professional and Industrial Services reporting units.

An evaluation performed as of June 30, 2024, determined that certain asset groups associated with the Company’s intangible assets were producing negative or sufficiently low gross cash flows and that their estimated future discounted cash flows indicated impairments. As a result, the Company recorded a non-cash impairment charge of $5,209 on intangible assets during fiscal 2024.

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

Due to the net loss reported for fiscal 2024, there were no dilutive incremental shares considered in the calculation of dilutive shares. The weighted average dilutive incremental shares, or common stock equivalents, included in the calculations of dilutive shares for fiscal 2023 were 694. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 4,206 and 3,786 for fiscal 2024 and 2023, respectively.

Revenue Recognition

Revenues from contracts with customers are generated from direct hire placement services, professional contract services, and industrial contract services. Revenues are recognized when all placement obligations entitling the company to payment have been met. Our revenues are recorded net of variable consideration such as sales adjustments or allowances. Payment terms in our contracts vary by the type and location of our customer and the services offered. The terms between invoicing and when payments are due are not significant.

Direct hire placement service revenues from contracts with customers are recognized when the Company has met each of the criteria under ASC Topic 606, Revenue from Contracts with Customers, including its performance obligations under the contracts. This generally occurs when the employment candidates accept offers of employment and have started their newly placed positions, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company’s guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire. Fees associated with candidate placement are generally calculated as a percentage of the new employee’s annual compensation. The Company records direct hire placement services revenues on a net basis as the Company acts as an agent for the customer and does not directly contract with or employ the direct hire candidates it places. No fees for permanent placement services are charged to direct hire employment candidates.

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. In connection with the adoption of ASU 2016-13, the Company reclassified its allowance for falloffs from being combined with the former allowance for doubtful accounts, a contra-asset, to other current liabilities. Estimated future falloffs are determined by analyzing recent historical trends of actual falloffs and applying a formula comprised of average numbers of falloffs, average falloff amounts, and average cycle times between billing and fall off dates to derive an allowance for falloffs. Thus, the estimated allowance is derived from observed trends in actual historical falloffs and assumes that historical trends are indicative of future falloff activity. Liabilities for falloffs during the period are reflected in the consolidated balance sheets in the amounts of $102 and $118, as of September 30, 2024 and 2023, respectively. Falloffs during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $401 in fiscal 2024 and $943 in fiscal 2023.

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

There was no customer that represented 10% or more of the Company’s consolidated revenue in fiscal 2024 or 2023. See Note 13 for disaggregated revenues by segment.

Cost of Contract Staffing Services

The cost of contract services includes the wages and the related payroll taxes, employee benefits and certain other employee-related costs of the Company’s contract service employees while they work on contract assignments. All costs associated with direct hire placements are recorded as selling, general and administrative expenses as the Company acts as an agent for the customer, only recognizing revenue for the net fees earned. Accordingly, none of the Company’s costs associated with direct hire placement services are reportable as costs of services.

Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $2,118 and $2,224 for fiscal 2024 and 2023, respectively.

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

See Note 9 for the assumptions used to calculate the fair value of share-based employee and non-employee compensation. Upon the exercise of options, it is the Company's policy to issue new shares rather than utilizing treasury shares.

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

The Company recognizes deferred tax assets to the extent that it is believed these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event it is determined that the Company would be able to realize the deferred tax assets in the future in excess of their recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Interest and penalties related to uncertain tax benefits are recognized on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the accompanying consolidated balance sheets.

3. Recent Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which contains authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance was effective for fiscal years beginning after December 15, 2022. ASU 2016-13 became effective for the Company on October 1, 2023. The new guidance was implemented during the quarter ended December 31, 2023, is applicable to the Company’s trade (accounts) receivable and did not have a material impact on its consolidated financial statements taken as a whole.

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods during fiscal years beginning after December 15, 2024. The Company has not yet determined the effects of the implementation of the new guidance on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which expands expense disclosure requirements in part by requiring entities to provide tabular disclosure of the nature of expenses making up relevant captions on the face of the income statement. The guidance requires disclosure of the amounts making up each caption in categories such as inventory purchases, employee compensation, depreciation, intangible asset amortization, and depletion. The guidance also requires qualitative descriptions of other amounts included in each caption that are not separately disaggregated. The new guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company does not expect implementation of the new guidance to have a material impact on its consolidated financial statements and disclosures.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future financial statements.

4. Property and Equipment

Property and equipment, net, consisted of the following:

	September 30, 2024	September 30, 2023

Computer software	$472	$481
Computer equipment	2,165	2,166
Furniture and fixtures	981	1,444
Leasehold improvements	192	218
Total property and equipment, at cost	3,810	4,309
Accumulated depreciation	(3,251)	(3,463)
Property and equipment, net	$559	$846

5. Leases

The Company occasionally acquires equipment under finance leases including hardware and software used by our IT department to improve security and capacity, vehicles used by our Industrial Segment, and certain furniture for our offices. Terms for these leases generally range from two to six years. The assets obtained under finance leases are included in property and equipment, net, on the consolidated balance sheets.

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Fiscal 2024	Fiscal 2023
Amortization of finance lease assets	$132	$176
Interest on finance lease liabilities	18	31

Supplemental balance sheet information related to finance leases consisted of the following:

	September 30, 2024	September 30, 2023
Net book value of finance lease assets	$242	$374
Weighted average remaining lease term for finance leases	2.2 years	2.8 years
Weighted average discount rate for finance leases	5.3%	6.6%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of September 30, 2024:

Fiscal 2025	$73
Fiscal 2026	73
Fiscal 2027	12
Less: Imputed interest	(9)
Present value of finance lease liabilities (a)	$149

(a) Includes current portion of $67 for finance leases.

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

Operating lease expenses included in selling, general, and administrative expenses on the consolidated statements of operations were $2,239 and $2,219 for fiscal 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Fiscal 2024	Fiscal 2023
Cash paid for operating lease liabilities	$1,711	$1,764
Right-of-use assets obtained in exchange for new operating lease liabilities	1,058	2,206

Supplemental balance sheet information related to operating leases consisted of the following:

	September 30, 2024	September 30, 2023
Weighted average remaining lease term for operating leases	2.1 years	2.2 years
Weighted average discount rate for operating leases	5.6%	5.7%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2024, including certain closed offices are as follows:

Fiscal 2025	$1,329
Fiscal 2026	942
Fiscal 2027	752
Fiscal 2028	497
Fiscal 2029	197
Thereafter	83
Less: Imputed interest	(318)
Present value of operating lease liabilities (a)	$3,482

(a) Includes current portion of $1,195 for operating leases.

6. Goodwill and Intangible Assets

Goodwill

For purposes of performing its annual goodwill impairment assessments as of September 30, 2024 and 2023, the Company applied the valuation techniques and assumptions to its professional and industrial segments as reporting units discussed in Note 2, above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units.

The Company completed its annual goodwill impairment assessments, as of September 30, 2024 and 2023, and determined that its goodwill was not impaired. Due to the presence of one or more triggering events, including the presence of negative macroeconomic conditions impacting U.S. staffing firms, including ours, and related reductions to the Company’s forecasts of future results, an interim assessment was performed as of June 30, 2024, which indicated the Company’s goodwill assigned to both its Professional and Industrial Services reporting units was impaired. As a result, the Company reduced its goodwill associated with its Professional and Industrial Services reporting units by $14,202 and $1,083, respectively, with corresponding non-cash impairment charges recognized in its consolidated statements of operations for fiscal 2024. This resulted in all goodwill previously allocated to the Industrial Services reporting unit being impaired and written off as of that date.

A summary of goodwill balances is presented as follows:

	September 30, 2024			September 30, 2023
	Goodwill	Accumulated Impairment Charges	Goodwill Carrying Amount	Goodwill	Accumulated Impairment Charges	Goodwill Carrying Amount
Professional Services reporting unit	$75,510	$(29,502)	$46,008	$75,510	$(15,300)	$60,210
Industrial Services reporting unit	1,083	(1,083)	-	1,083	-	1,083
Total	$76,593	$(30,585)	$46,008	$76,593	$(15,300)	$61,293

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The estimated fair value of the Professional Services reporting unit resulting from the September 30, 2024 assessment exceeded the reporting unit’s adjusted carrying value, net of the impairment recorded during the June 30, 2024 interim assessment, by approximately 10%, or approximately $5.5 million. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, revenue growth projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit of the fair value of the Company’s Professional Services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of September 30, 2024 and September 30, 2023 and estimated future amortization expense.

	September 30, 2024				September 30, 2023
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(5,153)	$(23,260)	$657	$29,070	$(21,120)	$7,950
Trade names	8,329	(56)	(8,096)	177	8,329	(7,873)	456
Total	$37,399	$(5,209)	$(31,356)	$834	$37,399	$(28,993)	$8,406

Fiscal 2025	$795
Fiscal 2026	39
$834

Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight-line basis over estimated remaining useful lives of five to ten years. Trade names are amortized on a straight-line basis over their respective estimated useful lives of between five and ten years.

Due to the presence of negative macroeconomic conditions impacting U.S. staffing firms, including ours, and related reductions to the Company’s forecasts of future results, the Company performed an evaluation of its intangible assets as of June 30, 2024, using the undiscounted cash flows method. In performing this evaluation, it was determined that certain asset groups associated with the Company’s intangible assets were producing negative or sufficiently low gross cash flows and that their estimated future discounted cash flows indicated impairments of the remaining unamortized balances. As a result, the Company recorded a non-cash impairment charge of $5,209 on intangible assets during fiscal 2024.

7. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2024	September 30, 2023
Accrued audit fees	$47	$13
Accrued client rebates	340	442
Accrued legal fees	-	675
Accrued severance	45	55
Current finance leases payable	67	148
Reserve for falloffs	102	118
Other	315	327
Total other current liabilities	$916	$1,778

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

8. Senior Bank Loan, Security and Guarantee Agreement

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

As of September 30, 2024, the Company had no outstanding borrowings and $8,139 of unused capacity available for borrowing under the terms of the Facility. The Company had $255 and $408 in unamortized debt issuance costs associated with the Facility as of September 30, 2024 and 2023, respectively. Of these costs, $153 is reflected in other current assets on the consolidated balance sheets as of both September 30, 2024, and September 30, 2023 with the remainder being reflected in other long term assets. The amortization expense of these debt costs included in interest expense on the consolidated statements of operations was $153 in both fiscal 2024 and 2023.

Under the Facility, advances are subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The Facility is subject to usual and customary covenants and events of default for credit facilities of this type but is not subject to any financial covenants. The interest rate, at the Company’s election, was based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offered Rate (“LIBOR”), or any successor thereto, for the applicable interest period, subject to a 1% floor, plus the applicable margin. In addition to interest costs on advances outstanding, the Facility will provide an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration. The unused line fees incurred and included in interest expense totaled $101 in both fiscal 2024 and 2023.

On May 18, 2023, the Company entered into a Consent and Amendment No. 1 to the Loan and Security and Guarantee Agreement (“Amendment No. 1”), by and among the Company, certain subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as the Lenders, and FCB, as Agent for the Lenders. Pursuant to the terms of Amendment No. 1 and subject to the terms and conditions set forth in Amendment No. 1, FCB and Lenders consented to the Company’s previously announced 2023 Stock Repurchase Program (as defined in Amendment No. 1), which continued through December 31, 2023; provided that (i) the aggregate amount paid for all such repurchase transactions did not exceed $20 million, and (ii) no Default or Event of Default (as defined in Amendment No. 1) exists or would exist after giving effect to each repurchase transaction consummated thereunder. In addition, effective as of the date of Amendment No. 1, LIBOR is no longer used as a benchmark rate or otherwise operative within Amendment No. 1 and was replaced with the Secured Overnight Financing Rate (“SOFR”) as well as other conforming changes.

On December 15, 2023, the Company and FCB entered into Amendment No. 2 to the Facility (“Amendment No. 2”), which provides for an increase in the Facility’s concentration limits for certain large clients at the discretion of FCB.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

9. Shareholders’ Equity (Share-based Compensation and Share Repurchase Program)

Preferred Stock

The Company has authorized 20,000 shares of preferred stock of which 1,000 shares have been designated Series A Preferred Stock, and no shares were issued or are outstanding; 5,950 shares have been designated Series B Preferred Stock, of which 5,926 shares were issued and none remain outstanding, and 3,000 shares have been designated Series C Preferred Stock, of which 2,093 shares were issued and none remained outstanding as of September 30, 2024 and 2023. Based on the terms of the Series B Convertible Preferred Stock, if certain fundamental transactions were to occur, the Series B Convertible Preferred Stock would require redemption, which would preclude permanent equity classification on the accompanying consolidated balance sheets. The Series C Convertible Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Amended and Restated 2013 Incentive Stock Plan, as amended

As of September 30, 2024, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant either incentive or non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of September 30, 2024, there were 8,200 shares available to be granted under the Plan (4,052 shares available for restricted stock grants and 4,148 shares available for non-qualified stock option grants).

Restricted Stock

The Company granted 164 and 742 shares of restricted stock during fiscal 2024 and 2023, respectively. Of the restricted shares granted during fiscal 2023, 150 were granted to new members of the Board of Directors upon their election in fiscal 2023.

On September 27, 2022, the Company adopted a new annual incentive compensation program (“AICP”) for its executives to be administered under the Company’s Incentive Stock Plan, under which all shares granted in fiscal 2024 and the remaining 592 shares granted in fiscal 2023 were awarded. The AICP includes a long-term incentive (“LTI”) compensation plan in the form of restricted stock awards comprised of two components: one that vests based on future service only, and a second that vests based on future service and performance. Initial awards under both service-only and service plus performance-based components of the AICP LTI plan are determined based on financial performance measures for the immediately preceding fiscal year.

The Company granted 164 shares of restricted stock under the AICP during fiscal 2024 all of which were based on actual fiscal 2023 results and will cliff vest on December 1, 2026, based on future service only. No service plus performance-based restricted shares were granted in fiscal 2024 upon determination that financial targets set by the Company’s Board of Directors were not met for fiscal 2024.

During fiscal 2023, 551 of the 592 restricted shares granted under the AICP were granted based on actual results for fiscal 2022, as measured against corresponding financial targets for that year, and will cliff vest as of December 2, 2025. The remaining 41 of the 592 restricted shares granted represent the earned portion of the initial performance-based shares granted based on fiscal 2022 results, as adjusted for the outcome with regard to the financial targets applicable to those shares set by the Company’s Board of Directors for fiscal 2023.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Under the AICP LTI, the service plus performance-based awards for each fiscal year are scheduled in annual tranches to be granted over three subsequent years. The schedule for these is as follows:

			Shares granted (b)		Maximum future shares eligible to be granted (c)
Tranche	Grant Date (a)	Vesting Date	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026

Awards based on Fiscal 2022 performance:
1	December 2, 2022	December 2, 2025	41
2	December 1, 2023	December 2, 2025		-
3	November 29, 2024	December 2, 2025			262

Awards based on Fiscal 2023 performance:
1	December 1, 2023	December 1, 2026		-
2	November 29, 2024	December 1, 2026			55
3	November 28, 2025	December 1, 2026				55

Total shares granted or eligible to be granted in future			41	-	317	55

(a)	Future grant dates are estimates subject to change based on approval by the Company’s Board of Directors of the related financial targets for the fiscal year in which the grants are made.
(b)

Shares granted reflect the portions earned of each award, as adjusted for the performance of each respective fiscal year with regard to the applicable financial targets as set by the Board of Directors.

(c)

The maximum future shares eligible to be granted under each award will be further adjusted based on the outcome for each respective fiscal year with regard to the financial targets set by the Board of Directors.

Share-based compensation expense attributable to restricted stock was $292 and $318 in fiscal 2024 and 2023, respectively. As of September 30, 2024, there was approximately $304 of unrecognized compensation expense related to restricted stock currently outstanding and the weighted average remaining vesting period for those grants was 1.48 years.

A summary of restricted stock activity is presented as follows:
	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2022	1,192	0.61
Granted	742	0.79
Forfeited	(100)	0.53
Vested	(450)	0.85
Non-vested restricted stock outstanding as of September 30, 2023	1,384	0.62
Granted	164	0.54
Vested	(642)	0.46
Non-vested restricted stock outstanding as of September 30, 2024	906	0.71

Warrants

The Company had 77 warrants outstanding as of September 30, 2024 and September 30, 2023 with a weighted average exercise price per share of $2. The outstanding warrants had a weighted average remaining contractual life of 0.50 and 1.50 as of September 30, 2024 and 2023, respectively. No warrants were granted or expired during fiscal 2024 and 2023.

Stock Options

All stock options outstanding as of September 30, 2024 and September 30, 2023 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The Company did not grant stock options in fiscal 2024, however, did grant 1,720 stock options in fiscal 2023. The Company’s stock options generally vest on annual schedules during periods ranging from two to four years from the date of grant, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $295 and $546 in fiscal 2024 and 2023, respectively. As of September 30, 2024, there was approximately $577 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 2.58 years.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2022	2,427	1.54	1.26	7.65	88
Granted	1,720	0.64	0.52	-	-
Forfeited	(214)	0.94	0.86	-	3
Options outstanding as of September 30, 2023	3,933	1.18	0.96	7.96	27
Granted	-	-	-	-	-
Forfeited	(582)	1.25	1.10	-	-
Options outstanding as of September 30, 2024	3,351	1.17	0.93	7.08	-

Exercisable as of September 30, 2023	2,190	1.64	1.31	6.80	23
Exercisable as of September 30, 2024	2,293	1.43	1.13	6.38	-

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

	Fiscal 2024	Fiscal 2023
Weighted average fair value of options	$-	$0.52
Weighted average risk-free interest rate	-	4.3%
Weighted average volatility factor	-	106%
Weighted average expected life (years)	-	5.9

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

During fiscal 2024, the Company repurchased 2,717 shares of its common stock at a net cost of $1,575. During fiscal 2023, the Company repurchased 3,412 shares of its common stock at a net cost of $1,984. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company had repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding shares of common stock immediately prior to the program).

On August 13, 2024, the Company re-issued 642 of its treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. The treasury shares were reissued in lieu of issuing 642 new shares of our common stock, therefore, while the Company’s total number of outstanding shares of common stock increased by 642, its total number of issued shares of common stock did not increase as a result of the reissuance of treasury shares instead.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

10. Income Taxes

The components of the provision for income taxes is as follows:
	Year Ended September 30,
	2024	2023
Current expense (benefit):
Federal	$-	$-
State	(124)	343
Total current expense (benefit):	$(124)	$343

Deferred expense (benefit):
Federal	$(3,038)	$347
State	(313)	(358)
Total deferred expense (benefit):	$(3,351)	$(11)

Change in valuation allowance:
Federal	$-	$(6,615)
State	920	(966)
Total change in valuation allowance:	$2,087	$(7,581)

Provision for income tax expense (benefit)	$(2,555)	$(7,249)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:
	Year Ended September 30,
	2024	2023
Income at US statutory rate	$(5,598)	$455
State taxes, net of federal benefit	(411)	(1,053)
Tax credits	(67)	(111)
Stock compensation	24	37
Goodwill impairment	2,377	-
Valuation allowance	920	(6,615)
Other	200	38
	$(2,555)	$(7,249)

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The net deferred income tax asset balance related to the following:

	September 30, 2024	September 30, 2023
Net operating loss carryforwards	$5,950	$4,368
Stock options	1,770	1,795
Allowance for credit losses	165	174
Accrued and prepaid expenses	446	417
Tax credit carryforwards	1,212	1,145
Right-of-use liabilities	781	916
Interest	3,088	3,338
Depreciation	23
Other	6	7
Total deferred tax assets	$13,441	$12,160

Intangible assets	$(2,312)	$(4,262)
Right-of-use assets	(714)	(827)
Depreciation	-	(7)
Total deferred tax liabilities	$(3,026)	$(5,096)

Deferred tax assets	$10,415	$7,064
Valuation allowance	(920)	-
Deferred tax assets, net	$9,495	$7,064

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

As of September 30, 2024, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $24.0 million and $29.2 million, respectively, which begin to expire in tax years 2034 for federal and 2025 for state purposes. Of the $24.0 million of federal net operating losses, $6.6 million can be carried indefinitely.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. Each year, the Company performs an evaluation to determine whether a valuation allowance is needed. As of September 30, 2024, the Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company also considered whether there was any currently available information about future years. As of September 30, 2024, management determined that there is sufficient evidence to conclude that it is more likely than not that the federal portion of its deferred tax assets are realizable. Additionally, management determined that certain state NOLs are more likely than not to expire before utilization as they do not have an unlimited carryforward. Accordingly, the Company recorded a valuation allowance against all of its state NOLs during fiscal 2024. Prior to this, as of September 30, 2023, management determined that there was sufficient positive evidence to conclude that it was more likely than not that all deferred taxes were realizable. The Company therefore fully released the former valuation allowance during fiscal 2023.

Under Internal Revenue Code 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of the filing date, the Company has not completed a formal study to assess whether one or more ownership changes have occurred that would result in limitations on the usage of its NOLs for Federal or state income tax purposes under Section 382. However, the Company has performed internal analysis and estimates of potential exposure to Section 382 limitations on usage of its NOLs and, as a result, believes that such limitations would not materially restrict its ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income. A key factor in its analysis and conclusion is the presence of significant net unrealized built-in gains available to the Company. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an ownership change. Also, ownership changes that have occurred or may occur in the future, could impact utilization of the NOL carryforwards or other tax attributes because of future events and circumstances, which could result in an increase of the Company’s future tax liability.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2024, and 2023 we have not recorded any material uncertain tax positions in our consolidated financial statements.

We recognize interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2024, and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from September 30, 2021, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards from those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

Indemnification Agreements

On April 27, 2023, the Company entered into Indemnification Agreements with certain of its officers and members of the Board to provide for indemnification of each individual in their respective capacities as officers and members of the Board of the Company to the fullest extent permitted under the Company’s Amended and Restated Articles of Incorporation, Amended and Restated Bylaws, and the Illinois Business Corporation Act. The Company carries directors and officers liability insurance, which is intended to provide protection for potential claims against the Company’s directors and officers. Management is not aware of any matters or circumstances under which potential liability arising from these agreements would be material to the consolidated financial statements.

12. Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible core and field personnel, including those assigned to provide staffing services for clients. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches 10% of each participant’s contributions on the first 10% of contributions from their wages. The Company match under the 401(k) Plan totaled $260 and $94 for fiscal 2024 and 2023, respectively.

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

Some selling, general and administrative expenses are not fully allocated among these segments. Unallocated corporate expenses primarily include certain executive and administrative salaries and related expenses, corporate legal expenses, share-based compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board related fees, acquisition, integration and restructuring expenses, and interest expense. For purposes of determining total assets of the reportable segments, all corporate assets such as cash, prepaid expenses, and deferred tax assets have been allocated among these segments.

	Year Ended September 30,
	2024	2023
Industrial Staffing Services
Contract services revenue	$9,547	$13,005
Contract services gross margin	15.8%	16.5%
Income (loss) from operations	$(1,356)	$83
Depreciation and amortization	40	56
Accounts receivable – net	996	1,347
Goodwill	-	1,083
Total assets	1,324	2,986

Professional Staffing Services
Permanent placement revenue	$12,183	$19,392
Permanent placement services gross margin	100%	100%
Contract services revenue	$94,753	$120,046
Contract services gross margin	25.3%	26.1%
Income (loss) from operations	$(18,855)	$9,041
Depreciation and amortization	2,624	3,206
Accounts receivable – net	12,751	17,104
Intangible assets	834	8,406
Goodwill	46,008	60,210
Total assets	94,577	120,625

Unallocated Expenses
Corporate administrative expenses	$5,288	$5,455
Corporate facility expenses	501	443
Share-based compensation expense	587	864
Board related expenses	470	329
Total unallocated expenses	$6,846	$7,091

Consolidated
Total revenue	$116,483	$152,443
Income (loss) from operations	(27,057)	2,033
Depreciation and amortization	2,664	3,262
Total accounts receivables – net	13,747	18,451
Intangible assets	834	8,406
Goodwill	46,008	61,293
Total assets	95,901	123,611

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of September 30, 2024, the Company's management carried out an evaluation as required by the Exchange Act of the effectiveness of the design and operations of our disclosure controls and procedures (rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the Company's Chief Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2024.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.

There were no changes in our internal controls over financial reporting during fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company are as follows:

Name	Age	Position
Derek Dewan (4)	69	Chief Executive Officer, Chairman of the Board
Alex Stuckey	58	Chief Operating Officer
Kim Thorpe	69	Senior Vice President and Chief Financial Officer
Peter Tanous (1)(2)(3)(5)	86	Director
Darla Moore (1)(2)(3)(4)(5)	69	Director
William Isaac (1)(3)(4)(5)	80	Director
Jyrl James (2)(3)(5)	71	Director
Matthew Gormly (1)(2)(4)	65	Director
Thomas Vetrano (2)(3)(6)	63	Director, Lead Independent Director
J. Randall Waterfield (1)(4)	51	Director
David Sandberg (4)(5)	51	Director

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

Prior to this, Mr. Dewan served as Chairman and CEO of MPS Group, Inc., a publicly traded staffing company. His tenure at MPS Group began in January 1994 when he joined AccuStaff Incorporated, MPS Group's predecessor, as President and Chief Executive Officer and led the IPO in August of that year. Notably, under Mr. Dewan's leadership, the company underwent significant organic growth and successfully executed over 100 strategic acquisitions, transforming it into a Fortune 1000 world-class, global multi-billion-dollar staffing services provider.

MPS Group's expansion under Mr. Dewan's guidance extended its reach to include a vast network of offices across the United States, Canada, the United Kingdom, Continental Europe, Asia, and Australia. The company consistently achieved remarkable success during his tenure, marked by completed secondary stock offerings of $110 million and $370 million, inclusion in the Standard and Poor's (S&P) Mid-Cap 400, and recognition on the Wall Street Journal's "top performing stock list" for three consecutive years. He led the company’s growth from a microcap to one of the largest U.S. professional staffing firms with human resources solutions verticals in IT, accounting, legal, healthcare and engineering. Under his leadership, the premier software vendor management system (“VMS”) Beeline, and managed services provider (“MSP”) Pontoon, were developed. Mr. Dewan’s final pivotal leadership achievement was the sale of MPS Group to Adecco Group in 2010, the largest staffing company in the world, for an impressive $1.3 billion. To our knowledge, this was the largest and most successful shareholder return story within the staffing industry at the time and still sets a high-water mark today. This transaction exemplified Mr. Dewan’s ability to navigate complex negotiations and deliver exceptional value to stakeholders.

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

Alex Stuckey – Chief Operating Officer

Alex Stuckey joined GEE Group when it merged with Scribe Solutions in 2015 and currently serves as the Chief Operating Officer. At the time of the merger, Mr. Stuckey held the position of President and Chief Operating Officer at Scribe Solutions, Inc., where he played a pivotal role in the company's achievements. His exceptional leadership skills and strategic insights contributed to Scribe Solutions' success, ultimately leading to his association with Derek Dewan, our Chairman and CEO, the merger of Scribe Solutions with General Employment Enterprises in 2015, and the beginnings of today’s GEE Group Inc.

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

Mr. Stuckey also has served as Education Chairman and Forum Moderator, as a member of Y.P.O., Government Affairs & Legislative Chairman for eight years for BOMA, and member of the boards of directors of Sila Heating & Air Conditioning, Super Home Services and Castleworks Home Services Company, all private equity backed, providers of residential home services.

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

Kim Thorpe – Senior Vice President and Chief Financial Officer

Kim Thorpe joined the Company in May 2018, as the Vice President of Finance, and was appointed Senior Vice President and Chief Financial Officer in June 2018. He is an accomplished financial executive with a wealth of experience spanning various industries over four decades. As the newest member of GEE Group’s executive team, Mr. Thorpe already has played instrumental roles in the Company’s successful restructuring and integration initiatives following the SNI acquisition, navigation through the COVID-19 pandemic, deleveraging initiatives resulting in the elimination of approximately $120 million in debt, and completion of JOB’s follow-on equity offering, which in combination, led to the Company’s return to profitable growth and generation of free cash flow in the aftermath of the COVID 19 pandemic.

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

Prior to forming FRUS, Mr. Thorpe held senior executive positions in a privately-owned insurance organization and a specialty real estate lender from May 2006 to February 2013. In the case of the private insurance organization, Mr. Thorpe was instrumental in negotiations leading to its successful acquisition by its successor insurance organization. Leveraging his industry knowledge and M&A skills, in combination with his good reputation and relationships with decision makers at both buyer and seller, Mr. Thorpe remained a key figure in the transaction through its closing and post-acquisition integration stages.

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

Peter Tanous – Director

Peter Tanous has served as a director of the Company since September 2017. Mr. Tanous is a highly accomplished and esteemed figure in the field of finance and investment. He currently holds the position of Chairman Emeritus at Lynx Investment Advisory, a SEC registered investment advisory firm located in Washington D.C. With an extensive career spanning several prestigious institutions, Mr. Tanous has created a lasting impact on the financial industry.

Before joining Lynx Investment Advisory, Mr. Tanous served as the International Director at Smith Barney and a member of the executive committee at Smith Barney International, Inc. Prior to that, he held the position of executive vice president and director at Bank Audi (USA) in New York for a decade. He also served as the chairman of Petra Capital Corporation in New York.

Education played a significant role in shaping Mr. Tanous’ career. He is a graduate of Georgetown University, where he currently serves on the board of Georgetown University's Center for Contemporary Arab Studies and is a member of the Georgetown University Library Board. Additionally, he dedicated two decades to the university's investment committee. His educational journey also included attending The American School of Paris in France, where he became fluent in French.

Mr. Tanous is a distinguished author, having written several influential books in the financial realm. His book "Investment Gurus," published in 1997 by Prentice Hall, became a bestseller and garnered critical acclaim within financial circles. It was selected as a main choice by The Money Book Club. He followed up with "The Wealth Equation," which also became a main selection of the Money Book Club. Tanous' other publications include "Investment Visionaries" (published by Penguin Putnam in August 2003) and "Kiplinger's Build a Winning Portfolio" (published by Kaplan Press in January 2008). Notably, he co-authored "The End of Prosperity" with Dr. Arthur Laffer and Stephen Moore, which was published by Simon & Schuster in October 2008. Mr. Tanous also has authored several well-reviewed published novels.

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

Mr. Tanous' commitment to promoting Lebanese American relations led him to found and serve as the founding chairman of The American Task Force on Lebanon in Washington D.C. He actively engaged prominent Lebanese Americans across the United States to further this cause. Notably, an award at the organization is named after Tanous. He also served on the National Committee of St. Jude Children's Research Hospital in Memphis, Tennessee, contributing his expertise to the investment committee of this renowned charity. Mr. Tanous also served as the Chairman of the Board of Trustees at Lebanese American University from 2018 to 2020.

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

Darla Moore – Director

Darla Moore has served as a director of the Company since June 2018, bringing with her a wealth of experience and expertise. Ms. Moore is a highly accomplished businesswoman and philanthropist who has made significant contributions to the business world and society at large throughout her career.

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

In recognition of her outstanding achievements, the University of South Carolina's business school proudly bears her name, making it the first business school in America named after a woman. Ms. Moore's dedication to the business community has earned her the Businessperson of the Year Award from the South Carolina Chamber of Commerce and induction into the South Carolina Business Hall of Fame.

Ms. Moore's passion for golf led her to become one of the first women members of the prestigious Augusta National Golf Club, alongside Condoleezza Rice. This accomplishment demonstrates her commitment to breaking barriers and paving the way for future generations of women in sports.

Ms. Moore holds an undergraduate degree from the University of South Carolina and an M.B.A. from George Washington University, solidifying her academic foundation and complementing her remarkable professional achievements.

Through her leadership, vision, and philanthropic efforts, Ms. Moore has left an indelible mark on the world, inspiring others to strive for excellence and make a difference.

William Isaac – Director

William Isaac has served as a director of the Company since June 2015 and is currently Chairman of Secura/Isaac Group and its three branches Secura/Isaac Advisory, Secura/Isaac Technologies and Secura/Isaac Talent. He is a member of the boards of directors of Emigrant Bank and New York Private Bank & Trust and serves as Chairman of Sarasota Private Trust and Cleveland Private Trust, all of which are owned by Howard Milstein and his family.

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

President Carter appointed Mr. Isaac to the board of the FDIC in 1978. He was confirmed by the Senate at the age of 34. President Reagan named him Chairman of the FDIC two years later, making him the youngest FDIC board member and Chairman in history. Mr. Isaac also served as Chairman of the Federal Financial Institutions Examination Council (1983-85), as a member of the Depository Institutions Deregulation Committee (1981-85), and on the Vice President’s Task Group on Regulation of Financial Services (1984).

After completing his service as Chairman of the FDIC at the end of 1985, Mr. Isaac founded The Secura Group, a leading consulting firm, which he sold in 2008. He served as Chairman of the Board of Fifth Third Bancorp, one of the nation’s leading banks, and worked as Senior Managing Director at FTI Consulting from 2011 to 2019. He then joined Howard Milstein in the financial services business. Mr. Isaac is a former board member at TSYS, a leading payment processing company that today is part of Global Payments. He has served on the boards of Amex Bank, The Associates (a finance company formerly owned by Ford Motor Company), credit reporting company TransUnion, and staffing firm MPS Group (now owned by Adecco).

Mr. Isaac is involved extensively in thought leadership relating to the financial industry. He is the author of ‘Senseless Panic: How Washington Failed America’ with a foreword by legendary former Federal Reserve Chairman Paul Volcker. ‘Senseless Panic’ provides an inside account of the banking and savings and loans crises of the 1980s and compares that period to the financial crisis of 2008/2009. Mr. Isaac’s articles appear in the Wall Street Journal, the Washington Post, the New York Times, The Hill, American Banker, Forbes, the Financial Times, the Washington Times, and other leading publications. He appears regularly on television and radio, testifies before Congress, and is a speaker before audiences throughout the world.

Mr. Isaac is a former senior partner at Arnold & Porter, which was a founding partner of The Secura Group. He left the law firm in 1993 when Secura purchased Arnold & Porter’s interest in Secura. Before his appointment to the FDIC, Mr. Isaac served as vice president, general counsel and secretary of First Kentucky National Corporation and its subsidiaries, including First National Bank of Louisville and First Kentucky Trust Company. He began his career with Foley & Lardner in Milwaukee where he practiced general corporate law specializing in banking law.

Mr. Isaac received a Distinguished Achievement Medal in 1995 from Miami University and a Distinguished Alumnus Award in 2013 from The Ohio State University. He is a Life member of both the Board of Directors of the Miami University Foundation and the Board of Directors of The Ohio State University Foundation. Mr. Isaac co-founded in 2016, with his former classmate, the William Isaac & Michael Oxley Center for Business Leadership at Miami University.

Mr. Isaac began his career as an attorney with Foley & Lardner and was a senior partner with Arnold & Porter. Before his appointment to the FDIC, Mr. Isaac served as Vice President, General Counsel and Secretary of First Kentucky National Corporation and its subsidiaries, including First National Bank of Louisville and First Kentucky Trust Company. He received a “Distinguished Achievement Medal” in 1995 from Miami University and a “Distinguished Alumnus Award” in 2013 from the Ohio State University (“OSU”). He is a former member of the Board of Directors of the Miami University Foundation and is a Life Member of the Board of Directors of the OSU Foundation. Mr. Isaac is involved with several charitable and not for profit organizations and in 2016, co-founded with his former classmate, the William Isaac & Michael Oxley Center for Business Leadership at Miami University. Mr. Isaac earned a B.B.A. from Miami University and a J.D. from OSU. Mr. Isaac’s extensive business experience spans over 40 years and includes expertise in financial services, consulting, contingent labor and mergers and acquisition. He has served in the roles of lawyer, consultant, regulator and director to numerous organizations. He brings a wealth of knowledge to the board and is an invaluable resource to GEE Group.

Jyrl James – Director

Jyrl James has served as a director of the Company since August 2023. Ms. James has significant business and legal experience. She has been the general counsel and consultant to minority owned small businesses, such as Rae’s Playze Adult Daycare Center, Rightvarsity Technologies LLC, and Learning Right Technology LLC, since September 2012, where she has been overseeing and advising the businesses on matters of corporate governance, contracts, real estate, employment matters, internal policy development, participating in the ongoing strategic planning process as an integral member of the senior management team, advising on interactive computer technology and workforce development. Also, she has advised an education services company regarding intellectual property, employment and labor relations, contract issues and intellectual property. In addition, she has been a member of the Board of Directors of Rae’s Playze Adult Daycare Center. Mrs. James has been the President of Joslyse, LLC, a real estate investment company since June 2010, responsible for purchase, ownership, rental and sale of residential and commercial real estate and overseeing finance, operations, maintenance, administration, and improvement of commercial and residential properties. From September 2009 to December 2013, Ms. James served as general counsel and corporate secretary to an investment group at Queen City Venture Partners, LLC.

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

Matthew Gormly – Director

Matthew Gormly has served as a director of the Company since March 2020, bringing with him a wealth of experience and expertise. Mr. Gormly is a Founder and the Managing Partner of Reynolds Gormly & Co., LLC ("Reynolds Gormly"), where he leads his organization on origination and capital market opportunities while overseeing the firm's overall management. His vast experiences have helped him hone his ability to navigate complex financial landscapes during which he has led or played a significant role in the origination of over $1.5 billion in financings for acquisitions, leveraged recapitalizations, and re-financings throughout his esteemed career. He has served on the boards of directors for over 25 companies, spanning an impressive 30-year period. His board leadership has provided invaluable guidance and strategic insights to these companies, including GEE Group, contributing to their growth and success.

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

Thomas Vetrano – Director, Lead Independent Director

Thomas Vetrano has served as a director of the Company since March 2020. On July 5, 2023, the Nominating Committee elected Mr. Vetrano as the Lead Independent Director of the Board. He is an accomplished executive leader and business consultant who has over 40 years of international business experience in environmental, health, safety, and sustainability issues. With a strong track record of success in various leadership positions, Mr. Vetrano has made significant contributions to renowned organizations.

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

J. Randall Waterfield – Director

J. Randall Waterfield has served as a director of the Company since August 2023. Mr. Waterfield is Chairman of The Board & Chief Executive Officer of Waterfield Holdings. Waterfield Holdings traces its roots back to 1928, when Richard H. Waterfield founded Waterfield Mortgage Company and Waterfield Insurance Agency in Fort Wayne, Indiana. After selling the largest private mortgage company in the US and largest Indiana based bank in 2006 and 2007 respectively, Waterfield Holdings has diversified into technology, real estate, asset management and merchant banking. Waterfield Holdings today has over $2 billion in managed assets.

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

David Sandberg – Director

David Sandberg has served as a director of the Company since August 2023. Mr. Sandberg serves as the Managing Member, Founder, and Portfolio Manager of Red Oak Partners, LLC (“Red Oak Partners”), an investment advisory firm with a focus on value investing, since 2003. Prior to founding Red Oak Partners, he co-managed J.H. Whitney & Co’s Green River fund, a private equity firm, from 1998 to 2002. Mr. Sandberg currently serves as Chairman of the Board of CBA Florida, Inc. (formerly OTC: CBAI), a healthcare service company, since April 2015. Mr. Sandberg also currently serves on the Board of Directors of W.O. Partners, LLC, a privately held parent company that owns and operates construction and poultry staffing companies, since February 2020 and WTI Holdings, LLC, a privately held holding company involving technology businesses, since 2017. He previously served on the Board of Directors of Asure Software, Inc. (NASDAQ: ASUR), a software services company, including as Chairman of the Board, from June 2009 to August 2020, SMTC Corporation (formerly NASDAQ: SMTX), a global manufacturing company, from April 2009 to April 2021, Issuer Direct Corporation (NASDAQ: ISDR), a communications company, from August 2013 to August 2016, Kensington Vanguard, a private title insurance company, including as its Chairman, from August 2012 to August 2016, Planar Systems Inc. (formerly NASDAQ: PLNR), an electronics manufacturing company from March 2012 to February 2015, RF Industries, Ltd. (NASDAQ: RFIL), an interconnect and cable products manufacturing company, from September 2011 to March 2013, and EDCI Inc. (formerly NASDAQ: EDCI), a holding company, from June 2009 to December 2012. Mr. Sandberg has experience serving as a member of and as Chairman of each of the audit, compensation, nominating and governance, and strategic committees for public companies. Mr. Sandberg graduated from Carnegie Mellon University with a B.S. in Industrial Management and a B.A. in Economics.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers, and greater-than-ten-percent beneficial owners with respect to fiscal 2024 have been filed.

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

Effective July 5, 2023, and upon the recommendation of the Nominating Committee, the Board elected Thomas Vetrano as Lead Independent Director of the Board. The Lead Independent Director’s responsibilities include but not limited to, serving as a liaison between the independent directors and the Chairman and Chief Executive Officer, calling for meetings of the independent directors, presiding at all meetings of the independent directors and any Board meeting when the Chairman and Chief Executive Officer is not present, including executive sessions of the independent directors, providing feedback from executive session of the independent directors to the Chairman and Chief Executive Officer and other senior management, responding directly to shareholder and stakeholder questions, as appropriate, leading the Board’s evaluation of the Chairman and Chief Executive Officer and succession planning, and serving a key role in Board’s annual self-assessment. The Board believes the appointment of Mr. Vetrano as Lead Independent Director will further enhance its means to accomplish its oversight responsibilities and is in keeping with its desire to follow best practices in governance. The Board provides overall risk oversight for the Company as part of its normal, ongoing responsibilities. It receives reports from Mr. Dewan, Mr. Thorpe, and other members of senior management on a periodic basis on areas of risk facing the Company. In addition, committees of the Board oversee specific elements of risk or potential risk.

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

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action or attention between scheduled meetings. The Board of Directors held nine (9) meetings and executed two (2) unanimous consents during fiscal 2024. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are five standing committees of the Board of Directors: the Nominating Committee, the Audit Committee, the Corporate Governance Committee, the Mergers and Acquisitions Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending qualified candidates to fill positions on the Board of Directors. The Nominating Committee did not hold any meetings during fiscal 2024.

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

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting, and its internal controls over financial reporting. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the Company’s independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee held six (6) meetings during fiscal 2024.

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

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the director and executive officer compensation plans, policies, and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee held two (2) meetings during fiscal 2024.

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

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire board informed of the Company’s proposed acquisitions and, only after the Committee has determined an acquisition qualifies, is the acquisition presented to the entire board for approval. The Mergers and Acquisition Committee has the authority to retain compensation consultants but has not done so to date. The Mergers and Acquisition Committee held one (1) meeting during fiscal 2024.

The Mergers and Acquisitions Committee is presently comprised of five non-employee, independent directors: William Isaac (Chairman), Darla Moore, Matthew Gormly, J. Randall Waterfield and David Sandberg. Derek Dewan, Board Chairman and CEO, has observer rights with regards to the Mergers and Acquisitions Committee.

Corporate Governance Committee

The Corporate Governance Committee has responsibilities and duties ranging from Board and committee structure and organization to assisting the Board in evaluating whether the Board and its committees are functioning effectively and consistently in accordance with and subject to applicable law and rules and regulations promulgated by the SEC, the NYSE and any other applicable regulatory authority. The Corporate Governance Committee also monitors and recommends the functions of the various committees of the Board. The Corporate Governance Committee is responsible for developing director qualifications and an annual evaluation process for the Board, its committees, and individual directors and for overseeing the execution of such annual evaluations, including the Committee’s own evaluation. The Corporate Governance Committee is tasked with the responsibility of reviewing the outside activities of Senior Executives and, if warranted, report and/or make recommendations concerning such activities to the Board. The Corporate Governance Committee also regularly reviews the Company’s and subsidiaries’ Certificates of Incorporation, Bylaws and Policies, Committee Charters and other Company documents and recommend revisions to be acted upon by the Board.

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

The Corporate Governance Committee reviews at least annually, or more frequently if deemed appropriate under the circumstances, the Company’s Standards for Director Independence and enhanced independence requirements issued by the NYSE and by other applicable regulators and advisory services and recommends to the Board any modifications to the Company’s standards that the Committee deems desirable. The Committee provides the Board with its assessment of which directors should be deemed independent directors under applicable rules, policies, and regulations. This review also contemplates the requirements of a “financial expert” under applicable rules of the SEC and NYSE, thereby assessing which directors should be deemed financial experts and recommends to the Board the determination that such directors are “financial experts” within the applicable definitions established by the SEC and NYSE. The Committee reviews on a periodic basis and makes recommendations, accordingly, regarding continuing education programs for directors and an orientation program for new directors.

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

The Corporate Governance Committee is presently composed of five non-employee, independent directors: William Isaac (Chairman), Peter Tanous, Darla Moore, Jyrl James and David Sandberg. The Corporate Governance Committee did not meet during fiscal 2024.

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

Pursuant to the Cooperation Agreement, Red Oak agreed to irrevocably withdraw its notice of intent to nominate candidates for election to the Board and to present certain business proposals at the 2023 Annual Meeting and to cease all solicitations and related activities in connection with the 2023 Annual Meeting. In addition, the Nominating Committee of the Board previously elected Thomas Vetrano as the Lead Independent Director of the Board, and the Company has agreed to maintain the Lead Independent Director position during the term of the Cooperation Agreement. Furthermore, pursuant to the terms of the Cooperation Agreement, the Board agreed to engage an investment bank or consulting firm to assist in evaluating strategic opportunities to maximize shareholder value.

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

Corporate Code of Ethics

We have a Code of Ethics that applies to all directors and employees, including our senior management team. The Code of Ethics is designed to deter wrongdoing, to promote the honest and ethical conduct of all employees and to promote compliance with applicable governmental laws, rules, and regulations. We intend to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provision thereof applicable to our Chief Executive Officer and our Principal Financial and Accounting officer by posting such information on our website pursuant to SEC rules. There were no such amendments of or waivers to any of the Company’s policies and procedures outlined under its Code of Ethics during fiscal 2024.

The Code of Ethics is available on the Company’s website. In addition, you may obtain a printed copy of the Code of Ethics, without charge, by sending a request to: GEE Group Inc., 7751 Belfort Road, Suite 150, Jacksonville, Florida 32256, Attn.: Secretary

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, and employees. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan	2024	518,000	-	38,850	-	-	-	18,000	574,850
Chief Executive Officer	2023	518,000	77,700	188,299	-	-	-	18,154	802,153

Alex Stuckey	2024	331,000	-	24,825	-	-	-	27,031	382,856
Chief Operating Officer	2023	331,000	37,238	134,499	-	-	-	28,040	530,777

Kim Thorpe	2024	331,000	-	24,825	-	-	-	24,326	380,151
Senior Vice President and Chief Financial Officer	2023	331,000	37,238	145,260	-	-	-	26,016	539,514

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

On August 13, 2024, 250,000 restricted shares of common stock previously granted to Mr. Dewan became fully vested. On December 2, 2022, the Company granted 221,518 restricted shares of common stock to Mr. Dewan under the AICP based on fiscal 2022 performance and an additional 16,835 shares were granted based on fiscal 2023 targets, as adjusted based on actual performance. These restricted shares are to be earned over a three-year period and cliff vest on the third anniversary date of the date of their initial award (December 2, 2025). On December 1, 2023, the Company granted 71,944 restricted shares of common stock to Mr. Dewan under the AICP based on fiscal 2023 performance. These restricted shares are to be earned over a three-year period and cliff vest on the third anniversary date of the date of their initial award (December 1, 2026).

Alex Stuckey, Chief Operating Officer: On April 27, 2023, the Company entered into a new employment agreement with Mr. Stuckey with respect to Mr. Stuckey’s continuing service (the “New Stuckey Employment Agreement”). The New Stuckey Employment Agreement provides for a five-year term ending on April 26, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard one-year automatic extension clause if there is no notice by the Company or Mr. Stuckey of termination. The New Stuckey Employment Agreement provides for a starting base salary at the rate of $331,000 per year which can be increased, but not decreased, by the Compensation Committee. The New Stuckey Employment Agreement provides that Mr. Stuckey is entitled to receive an annual cash bonus based on criteria to be agreed to by Mr. Stuckey and the Compensation Committee and is eligible to participate in Company equity-based incentive compensation and benefit plans and to receive certain other perquisites. The New Stuckey Employment Agreement contains standard termination, severance, change of control, non-compete, non-solicitation and confidentiality provisions.

On August 13, 2024, 183,333 restricted shares of common stock previously granted to Mr. Stuckey became fully vested. On December 2, 2022, the Company granted 158,227 restricted shares of common stock to Mr. Stuckey under the AICP based on fiscal 2022 performance and an additional 12,025 shares were granted based on fiscal 2023 targets, as adjusted based on actual performance. These restricted shares are to be earned over a three-year period and cliff vest on the third anniversary date of the date of their initial award (December 2, 2025). On December 1, 2023, the Company granted 45,972 restricted shares of common stock to Mr. Stuckey under the AICP based on fiscal 2023 performance. These restricted shares are to be earned over a three-year period and cliff vest on the third anniversary date of the date of their initial award (December 1, 2026).

Kim Thorpe, Senior Vice President and Chief Financial Officer: On April 27, 2023, the Company entered into a new employment agreement with Mr. Thorpe with respect to Mr. Thorpe’s continuing service (the “New Thorpe Employment Agreement”). The New Thorpe Employment Agreement provides for a five-year term ending on April 26, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard one-year automatic extension clause if there is no notice by the Company or Mr. Thorpe of termination. The New Thorpe Employment Agreement provides for a base salary at the rate of $331,000 per year which can be increased, but not decreased, by the Compensation Committee. The New Thorpe Employment Agreement provides that Mr. Thorpe is entitled to receive an annual cash bonus based on criteria to be agreed to by Mr. Thorpe and the Compensation Committee and is eligible to participate in Company equity-based incentive compensation and benefit plans and to receive certain other perquisites. The New Thorpe Employment Agreement contains standard termination, severance, change of control, non-compete, non-solicitation and confidentiality provisions.

On August 13, 2024, 208,333 restricted shares of common stock previously granted to Mr. Thorpe became fully vested. On August 12, 2023, 300,000 restricted shares of common stock previously granted to Mr. Thorpe became fully vested. On December 2, 2022, the Company granted 170,886 restricted shares of common stock to Mr. Thorpe under the AICP based on fiscal 2022 performance and an additional 12,987 shares were granted based on fiscal 2023 targets, as adjusted based on actual performance. These restricted shares are to be earned over a three-year period and cliff vest a on the third anniversary date of the date of their initial award (December 2, 2025). On December 1, 2023, the Company granted 45,972 restricted shares of common stock to Mr. Thorpe under the AICP based on fiscal 2023 performance. These restricted shares are to be earned over a three-year period and cliff vest on the third anniversary date of the date of their initial award (December 1, 2026).

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

The AICP includes a performance based short term incentive (“STI”), and a partially performance based long term incentive (“LTI”) compensation component. The STI portion is payable in the form of annual cash bonuses and the LTI portion if payable in equity-based compensation in the form of restricted stock. Grants under the LTI component are to be granted under the Company’s 2013 Incentive Stock Plan and are further comprised of two components; one that vests based on time passed alone, and a second that vests over time but also based on future performance.

The overall structure, design and other key components of the AICP were initially reviewed by the Compensation Committee during several meetings in 2022 and were presented to and approved by the Company’s Board of Directors at its annual meeting held on August 26, 2022. Additional details regarding the AICP, including the projected financial targets for fiscal 2023, were reviewed and approved by the Compensation Committee and the Company’s Board of Directors at a special teleconference meeting on September 22, 2022. The projected financial targets for fiscal 2024 were reviewed and approved by the Compensation Committee at a teleconference meeting on December 28, 2023.

The bonus awards under the AICP presented in the Summary Compensation Table for Messrs. Dewan, Stuckey and Thorpe for fiscal 2023 were accrued but unpaid as of September 30, 2023; but were subsequently paid on December 1, 2023, following determination of the final amounts and approval by the Company’s Compensation Committee and Board of Directors.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date.

No stock options were awarded to the named executive officers during fiscal 2024 or 2023. If and when stock options are granted, the Company’s policy is that option prices must be set that are equal to the market price on the date of grant, that they have vesting dates five years or less after the date of grant, and that they have expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to named executive officers and directors that were outstanding as of September 30, 2024:

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	310,297	80,677

Alex Stuckey, Chief Operating Officer	-	-	-	-	216,224	56,218

Kim Thorpe, Senior Vice President and Chief Financial Officer	50,000	-	2.21	06/15/28	229,845	59,759

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

The Pay Versus Performance table is highly regulated and requires pay disclosure that is significantly different than what we have customarily provided in the Summary Compensation Table and the other executive compensation tables in prior years. The table currently provides SEC mandated compensation data for fiscal years 2023 and 2024 for our Named Executive Officers (“NEOs”), including our principal Executive Officer (“PEO”), along with certain financial performance measures. In reviewing the table, our shareholders should note the following:

o

The amounts in columns (b) and (d) of the table are taken from or derived directly from the total compensation paid to the relevant NEOs as reported in this year’s or prior years’ Summary Compensation Tables;

o

The “compensation actually paid” in columns (c) and (e) represents a new type of compensation disclosure mandated by the SEC, the intent of which is to try and isolate the amount of compensation earned by the relevant NEO(s) in each year. To calculate “compensation actually paid,” we are required to start with the totals for that year as reported in the Summary Compensation Table, deduct the Summary Compensation Table values for stock and option awards, and then add back amounts for new and previously outstanding stock and option awards in a manner mandated by the SEC. The disclosure and calculations are complex and can be confusing, and the amounts determined in accordance with the rules often bear no relation to the money or the economic value received or monetized by a particular NEO in the given year. We therefore caution that the term “compensation actually paid” should not be read literally and does not actually reflect the “take home” amounts received by our NEOs in a given year; and

o

The SEC rules require that we include in the Pay Versus Performance table information regarding our U.S. GAAP net income results. U.S. GAAP net income was not a performance metric in any of our compensation programs and did not affect the compensation awarded to our NEOs for the years covered by the Pay Versus Performance Table. We are nonetheless required to include such information in the table, and we urge our investors to keep in mind that U.S. GAAP net income did not drive the amount of pay awarded to or realized by our NEOs.

Pay Versus Performance Table

	(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fiscal Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Non -PEO NEOs	Average Compensation Actually paid to Non-PEO NEOs (1)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (2)	Net Income available to Maiden Common Shareholder (in thousands)
Derek Dewan	2024	$574,850	$354,370	-	-	$41	$(24,102)
Chief Executive Officer	2023	$802,153	$687,277	-	-	$94	$9,418

Alex Stuckey	2024	-	-	$382,856	$228,714	$41	$(24,102)
Chief Operating Officer	2023	-	-	$530,777	$448,534	$94	$9,418

Kim Thorpe	2024	-	-	$380,151	$213,737	$41	$(24,102)
Senior Vice President and Chief Financial Officer	2023	-	-	$539,514	$390,276	$94	$9,418

(1)

To calculate compensation actually paid, adjustments were made to the amounts reported in the Summary Compensation Table for the applicable year. A reconciliation of the adjustments for Messrs. Dewan, Stuckey and Thorpe is set forth in the table immediately following these footnotes.

(2)

Pursuant to rules of the SEC, the illustration assumes $100 was invested on September 30, 2022 in our Common Stock. Historic common share price performance is not necessarily indicative of future common share price performance.

To calculate the amounts reported in the “Compensation Actually Paid” columns in the table above, the following amounts were deducted from and added to (as applicable) our NEOs total compensation as reported in the Summary Compensation Table (“SCT”) for our named executive officers as of September 30, 2024:

			Less:	Plus:	Plus (less):
		(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fiscal Year	SCT Total	SCT Share Awards	Fair Value of Restricted Shares Units ("RSU") Granted in the Covered Year	Change in Fair Value of Unvested RSUs from Covered Years	Fair Value of RSU Granted and Vested in the Covered Year	Change in Fair Value of RSUs from Prior Years that Vested in the Covered Year	Change in Fair Value of Unvested RSUs from the Prior Years	Compensation Actually Paid

Derek Dewan	2024	$574,850	$(38,958)	$18,749	$(20,209)	-	$(77,850)	$(102,212)	$354,370
Chief Executive Officer	2023	$802,153	$(188,299)	$140,628	$(47,671)	-	-	$(19,534)	$687,277

Alex Stuckey	2024	$382,856	$(24,894)	$11,980	$(12,914)	-	$(57,090)	$(71,224)	$228,714
Chief Operating Officer	2023	$530,777	$(134,499)	$100,449	$(34,050)	-	-	$(14,143)	$448,534

Kim Thorpe	2024	$380,151	$(24,894)	$11,980	$(12,914)	-	$(64,875)	$(75,711)	$213,737
Senior Vice President and Chief Financial Officer	2023	$539,514	$(145,260)	$108,485	$(36,775)	-	$(60,000)	$(15,688)	$390,276

(a)	Represents Total Compensation as reported in the Summary Compensation Table for the indicated fiscal year.

(b)

Represents the grant date fair value of the share awards during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes. On December 1, 2023, the Company granted 71,944 restricted shares of common stock to Mr. Dewan, 45,972 restricted shares to Mr. Stuckey, and 45,972 restricted shares to Mr. Thorpe. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the initial date of grant (December 1, 2026). On December 2, 2022, the Company granted 238,353 restricted shares of common stock to Mr. Dewan, 170,252 restricted shares to Mr. Stuckey, and 183,873 restricted shares to Mr. Thorpe. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the initial date of grant (December 2, 2025). No stock options were granted to the named PEO or NEOs in fiscal 2024 or 2023.

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

(e)

Represents the fair value at vesting of the RSUs that were granted and vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes. No RSUs were granted and vested to the PEO or NEOs during fiscal 2024 or 2023.

(f)

Represents the change in fair value, measured from the prior fiscal year-end to the vesting date, of each RSU that was granted in a prior fiscal year and which vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes. On August 13, 2024, 250,000 restricted shares of common stock previously granted to Mr. Dewan became fully vested, 183,333 restricted shares previously granted to Mr. Stuckey became fully vested, and 208,333 restricted shares previously granted to Mr. Thorpe became fully vested. On August 12, 2023, 300,000 restricted shares of common stock previously granted to Mr. Thorpe became fully vested.

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

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)	Restricted Stock Awards ($)	Total ($)

Peter Tanous	57,500	-	-	57,500
Darla Moore	57,500	-	-	57,500
William Isaac	65,000	-	-	65,000
Jyrl James	50,000	-	-	50,000
Matthew Gormly	50,000	-	-	50,000
Thomas Vetrano	65,000	-	-	65,000
J. Randall Waterfield	50,000	-	-	50,000
David Sandberg	50,000	-	-	50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 18, 2024 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

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

*	Name and Address of Beneficial Owner, Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class (1)

	Derek Dewan	2,591,019	(2)	2.37%
	Darla Moore	591,420	(3)	*
	Peter Tanous	592,320	(4)	*
	William Isaac	571,487	(5)	*
	Alex Stuckey	1,849,957	(6)	1.69%
	Kim Thorpe	1,141,529	(7)	1.04%
	Matthew Gormly	350,000	(8)	*
	Thomas Vetrano	233,000	(9)	*
	Jyrl James	14,285	(10)	*
	J. Randall Waterfield	755,000	(11)	*
	David Sandberg	9,952,675	(12)	9.10%
	Current directors and executive officers as a group (11 individuals)	18,642,692		17.04%

	5% or Greater Holders:
	Red Oak Partners, LLC	9,952,675	(12)	9.10%
	Raffle Associates, LP	9,348,765	(13)	8.54%
	Funicular Funds, LP	5,683,792	(14)	5.19%
	Goldenwise Capital Group Ltd.	5,602,562	(15)	5.12%
	The Vanguard Group	5,540,032	(16)	5.06%

*Represents less than 1%.

(1)	Based on 109,413,244 Common Stock shares outstanding as of December 18, 2024.

(2)

Mr. Dewan’s beneficial ownership represents (i) 2,552,383 shares of common stock, 218,650 of which are part of the Derek E. Dewan Living Trust II dated the 27th of July 2010, of which Ms. Brittany M. Dewan is the trustee. Ms. Dewan has the sole voting and dispositive power over these shares of common stock. Mr. Dewan’s beneficial ownership also includes (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. It does not include (i) 238,353 shares of restricted stock that were granted on December 2, 2022 comprised of; 221,518 shares that vest on the third anniversary date of the date of grant, and 16,835 shares that also vest on the third anniversary of the date of grant, but for which the final amounts granted were subject to the achievement of performance based measures, (ii) 105,221 shares of restricted stock that were granted November 29, 2024 which also vest on December 2, 2025, but for which the final amounts granted will be subject to the achievement of future performance based measures, (iii) 71,944 shares of restricted stock granted December 1, 2023 that vest on the third anniversary of the date of grant, and (iv) 23,981 shares of restricted stock that were granted November 29, 2024 which also vest on December 1, 2026, but for which the final amounts granted will be subject to the achievement of future performance based measures.

(3)

Ms. Moore’s beneficial ownership includes (i) 416,420 common shares owned by the Darla Moore Trust, and (ii) 175,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

64

(4)

Mr. Tanous’ beneficial ownership represents (i) 267,320 shares of Common Stock owned by Mr. Tanous, and (ii) 325,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(5)

Mr. Isaac’s beneficial ownership represents (i) 243,987 shares of Common Stock owned by Mr. Isaac, and (ii) 327,500 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(6)

Mr. Stuckey’s beneficial ownership represents (i) 1,811,321 shares of common stock owned by Mr. Stuckey and (ii) 38,636 shares issuable upon the exercise of warrants that are exercisable within 60 days. Does not include (i) 170,252 shares of restricted stock that were granted on December 2, 2022 comprised of; 158,227 shares that vest on the third anniversary date of the date of grant, and 12,025 shares that also vest on the third anniversary of the date of grant, but for which the final amounts granted were subject to the achievement of performance based measures, (ii) 75,158 shares of restricted stock that were granted November 29, 2024 which also vest on December 2, 2025, but for which the final amounts granted will be subject to the achievement of future performance based measures, (iii) 45,972 shares of restricted stock granted December 1, 2023 that vest on the third anniversary of the date of grant, and (iv) 15,324 shares of restricted stock that were granted November 29, 2024 which also vest on December 1, 2026, but for which the final amounts granted will be subject to the achievement of future performance based measures.

(7)

Mr. Thorpe’s beneficial ownership represents (i) 1,091,529 common shares owned by Mr. Thorpe, including 109,324 common shares held by FRUS Capital, LLC and (ii) 50,000 shares of common stock issuable under vested stock options. Does not include (i) 183,873 shares of restricted stock that were granted on December 2, 2022 comprised of; 170,886 shares that vest on the third anniversary date of the date of grant, and 12,987 shares that also vest on the third anniversary of the date of grant, but for which the final amounts granted were subject to the achievement of performance based measures, (ii) 81,171 shares of restricted stock that were granted November 29, 2024 which also vest on December 2, 2025, but for which the final amounts granted will be subject to the achievement of future performance based measures, (iii) 45,972 shares of restricted stock granted December 1, 2023 that vest on the third anniversary of the date of grant, and (iv) 15,324 shares of restricted stock that were granted November 29, 2024 which also vest on December 1, 2026, but for which the final amounts granted will be subject to the achievement of future performance based measures.

(8)	Mr. Gormly’s beneficial ownership represents (i) 225,000 shares of common stock owned by Mr. Gormly, and (ii) 125,000 shares issuable upon the exercise of options that are exercisable within 60 days.

(9)

Mr. Vetrano’s beneficial ownership represents (i) 108,000 shares of common stock owned by Mr. Vetrano, and (ii) 125,000 shares issuable upon the exercise of options that are exercisable within 60 days.

(10)	Ms. James’s beneficial ownership represents 14,285 shares of common stock owned by Mr. James. Does not include 50,000 shares of restricted stock that cliff vest on September 19, 2026.

(11)	Mr. Waterfield’s beneficial ownership represents 755,000 shares of common stock owned by Mr. Waterfield. Does not include 50,000 shares of restricted stock that cliff vest on September 19, 2026.

65

(12)

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

(13)

Ownership information is based on a Form 13F dated March 31, 2024, and filed by Raffles Associates LP with the Securities and Exchange Commission on May 15, 2024. The address of the principal business office of Raffles Associates LP is 5 Penn Plaza, 19th Floor, New York NY 10001.

(14)

Ownership information is based on a Form 13G dated August 11, 2023, and filed by Funicular Funds, LP with the Securities and Exchange Commission on April 24, 2024. The address of principal business office of Funicular Funds, LP is 601 California Street, #1151, San Francisco, CA 94108.

(15)

Ownership information is based on a Form 13D dated November 16, 2023, and filed by Goldenwise Capital Group Ltd. with the Securities and Exchange Commission on November 22, 2023. The address of principal business office of Goldenwise Capital Group Ltd. is 3 Garden Road, Champion Tower, Room 4463, Central, Hong Kong.

(16)

Ownership information is based on a Form 13G dated December 29, 2023, and filed by The Vanguard Group with the Securities and Exchange Commission on February 13, 2024. The address of the principal business office of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.

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

Related Party Transactions

Other than as disclosed below, and except for the New Dewan, Stuckey and Thorpe Employment Agreements, each as defined and described in "Executive Compensation", the Cooperation Agreement with Red Oak and the Waterfield Agreement, each as defined and described in “Agreements with Respect to Director Nominations”, there have been no transactions since October 1, 2022 or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.

The Independent Registered Public Accounting Firm is Cherry Bekaert LLP (“Cherry Bekaert”) (PCAOB Firm ID No. 677) located in Raleigh, North Carolina. As previously disclosed in the Company’s Current Report on Form 8-K filed on March 11, 2024, the Audit Committee of the Company’s Board of Directors dismissed FORVIS, LLP (“FORVIS”) on March 6, 2024 and engaged Cherry Bekaert to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal year ended September 30, 2024. FORVIS had served as the Company’s independent registered public accounting firm since April 12, 2022 through the fiscal year ended September 30, 2023, and first fiscal quarter of the fiscal year ended September 30, 2024.

The following table presents fees billed by Cherry Bekaert and FORVIS for the following professional services rendered for the Company for the fiscal years ended September 30, 2024 and 2023, respectively:

	Fiscal 2024 (1)	Fiscal 2023
Audit fees	$284,000	$245,000
Audit-related fees	7,000	34,000

(1)

Values presented for fiscal 2024 include only fees billed by Cherry Bekaert. FORVIS performed services for the company during the first fiscal quarter ended December 31, 2023, re-issued their opinion on the fiscal 2023 consolidated financials, and provided their consent on this fiscal 2024 annual filing. Fees incurred in relation to those services totaled $53,000 in fiscal 2024.

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

3.9	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.01 to the Company's Form 10-Q filed with the Commission on May 15, 2023.

4.1	Description of Capital Stock dated December 18, 2024.

10.1	GEE Group Inc. 2013 Incentive Stock Plan, effective July 23, 2013. Incorporated by reference as Exhibit A to the Company’s Proxy Statement dated August 21, 2013, Commission File No. 001-05707.*

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

69

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

10.17

Amendment No. 2 to the Loan and Security and Guarantee Agreement, dated as of December 15, 2023, by and among the Company, certain Subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and CIT BANK, a division of First-Citizen Bank & Trust Company (successor by merger to CIT Bank, N.A.), as Agent. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed with the Commission on December 18, 2023.

19.1	Insider Trading Policy (Filed herewith)

21.1	List of Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2018.

23.1	Consent of Independent Registered Public Accounting Firm for the year ended September 30, 2024.

23.2	Consent of Independent Registered Public Accounting Firm for the year ended September 30, 2023.

31.1	Certification of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certifications for the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

97.1	GEE Group Inc. Clawback Policy Adopted on November 30, 2023. Incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed with the Commission on December 18, 2023.

101.INS	Inline XBRL Instant Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: December 19, 2024	By: /s/ Derek Dewan
Derek Dewan Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 19, 2024	By: /s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 19, 2024	By: /s/ William Isaac
William Isaac, Director

Date: December 19, 2024	By: /s/ Thomas Vetrano
Thomas Vetrano, Director

Date: December 19, 2024	By: /s/ Peter Tanous
Peter Tanous, Director

Date: December 19, 2024	By: /s/ Darla Moore
Darla Moore, Director

Date: December 19, 2024	By: /s/ Matthew Gormly
Matthew Gormly, Director

Date: December 19, 2024	By: /s/ Jyrl James
Jyrl James, Director

Date: December 19, 2024	By: /s/ David Sandberg
David Sandberg, Director

Date: December 19, 2024	By: /s/ J. Randall Waterfield
J. Randall Waterfield, Director

