Form 10-Q
period 2024-12-31
GEE Group Inc.
filed 2025-02-13
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-05707

GEE GROUP INC.
(Exact name of registrant as specified in its charter)

Illinois	36-6097429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of February 12, 2025 was 109,413,244.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2024

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “anticipate”, "believe", “may”, “might”, “could”, "will", “shall”, “plan” and "expect", or similar expressions of future tense. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, economic uncertainties, changed socioeconomic norms following the Coronavirus Pandemic (“COVID-19”), the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, cyber risks, including network security intrusions and/or loss of information, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2024, and in other documents which we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

	December 31, 2024	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash	$19,694	$20,828
Accounts receivable, less allowances ($548 and $568, respectively)	12,334	13,747
Prepaid expenses and other current assets	960	825
Total current assets	32,988	35,400
Property and equipment, net	503	559
Goodwill	46,008	46,008
Intangible assets, net	629	834
Deferred tax assets, net	9,495	9,495
Right-of-use assets	2,932	3,252
Other long-term assets	234	353
TOTAL ASSETS	$92,789	$95,901

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,733	$1,987
Accrued compensation	3,100	5,223
Current operating lease liabilities	1,109	1,195
Other current liabilities	1,084	916
Total current liabilities	7,026	9,321
Noncurrent operating lease liabilities	2,061	2,287
Other long-term liabilities	65	82
Total liabilities	9,152	11,690

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 109,413 shares outstanding at December 31, 2024 and September 30, 2024	113,247	113,129
Accumulated deficit	(26,424)	(25,732)
Treasury stock; at cost - 5,487 shares at December 31, 2024 and September 30, 2024	(3,186)	(3,186)
Total shareholders' equity	83,637	84,211
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$92,789	$95,901

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended
	December 31,
	2024	2023
NET REVENUES:
Contract staffing services	$23,515	$27,576
Direct hire placement services	2,511	3,055
NET REVENUES	26,026	30,631

Cost of contract services	17,730	20,895
GROSS PROFIT	8,296	9,736

Selling, general and administrative expenses	8,815	10,606
Depreciation expense	57	84
Amortization of intangible assets	205	720
LOSS FROM OPERATIONS	(781)	(1,674)
Interest expense	(66)	(71)
Interest income	155	190
LOSS BEFORE INCOME TAX PROVISION	(692)	(1,555)
Provision for income taxes	-	-
NET LOSS	$(692)	$(1,555)

BASIC EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.01)
DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	109,413	109,907
DILUTED	109,413	109,907

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2024	114,900	$113,129	5,487	$(3,186)	$(25,732)	$84,211
Share-based compensation	-	118	-	-	-	118
Net loss	-	-	-	-	(692)	(692)
Balance, December 31, 2024	114,900	$113,247	5,487	$(3,186)	$(26,424)	$83,637

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2023	114,900	$112,915	3,412	$(1,984)	$(1,630)	$109,301
Purchase of treasury stock	-	-	2,717	(1,575)	-	(1,575)
Share-based compensation	-	153	-	-	-	153
Net loss	-	-	-	-	(1,555)	(1,555)
Balance, December 31, 2023	114,900	$113,068	6,129	$(3,559)	$(3,185)	$106,324

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Three Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(692)	$(1,555)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	262	804
Amortization of operating lease right-of-use assets	320	363
Share-based compensation	118	153
Provisions for credit losses	3	65
Amortization of debt issuance costs	38	38
Changes in operating assets and liabilities:
Accounts receivable	1,410	2,533
Other assets	(54)	(436)
Accounts payable	(254)	(276)
Accrued compensation	(2,123)	(2,106)
Operating lease liabilities	(312)	(382)
Other liabilities	167	(120)
Net cash used in operating activities	(1,117)	(919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1)	(26)
Net cash used in investing activities	(1)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	-	(1,575)
Payments on finance leases	(16)	(41)
Net cash used in financing activities	(16)	(1,616)

Net change in cash	(1,134)	(2,561)

Cash at beginning of period	20,828	22,471

Cash at end of period	$19,694	$19,910

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$28	$32
Cash paid for taxes	10	25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 as filed on December 19, 2024.

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements and/or related disclosures to conform to the current year’s presentation.

2. Recent Accounting Pronouncements

Recently Adopted

In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which contains authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance was effective for fiscal years beginning after December 15, 2022. ASU 2016-13 became effective for the Company on October 1, 2023. The new guidance was implemented during the quarter ended December 31, 2023, is applicable to the Company’s trade (accounts) receivable and did not have a material impact on its unaudited condensed consolidated financial statements taken as a whole.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

3. Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2024 and September 30, 2024, there were no cash equivalents.

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. During 2023, the Company entered into enhanced deposit arrangements with two financial institutions in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $14,666 and $14,515 as of December 31, 2024 and September 30, 2024, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $3,831 and $5,194 as of December 31, 2024 and September 30, 2024, respectively. We have never experienced any material losses related to cash on deposit with banks.

4. Customer Concentrations

There was no customer that represented 10% or more of the Company’s consolidated revenues for either of the three-month periods ended December 31, 2024 and 2023.

The Company has two customers that, in aggregate, made up approximately 22% and 25% of the consolidated accounts receivable balance as of December 31, 2024 and September 30, 2024, respectively. These two customers are offered extended payment terms due to the frequency and volume of our services that they utilize. Each maintains excellent creditworthiness and the Company has not historically experienced any losses related to these two customers.

5. Allowance for Credit Losses and Falloffs

Allowance for Credit Losses

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

As of December 31, 2024 and September 30, 2024, the allowance for credit losses was $548 and $568, respectively.

A summary of changes in this account is as follows:

	Three months ended December 31,
	2024	2023
Beginning balance	$568	$562
Provisions for credit losses	3	65
Accounts receivable write-offs	(23)	(36)
Ending balance	$548	$591

Liabilities for Direct Hire Placement Falloffs

Direct hire placement service revenues from contracts with customers are recognized when the Company has met each of the criteria under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), including its performance obligations under the contracts. This generally occurs when the employment candidates accept offers of employment and have started their newly placed positions, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company’s guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire.

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Liabilities for falloffs and refunds during the period are reflected in other current liabilities in the unaudited condensed consolidated balance sheets in the amounts of $97 and $102, as of December 31, 2024, and September 30, 2024, respectively. The corresponding charges included in the unaudited condensed consolidated statements of operations as reductions of direct hire placement service revenues were approximately $222 and $244 for the three months ended December 31, 2024 and 2023, respectively.

6. Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $476 and $541 for the three months ended December 31, 2024 and 2023, respectively.

7. Earnings per Share

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

Due to the loss from continuing operations reported for the three months ended December 31, 2024 and 2023, there were no dilutive incremental shares considered in the calculation of dilutive shares. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 3,590 and 3,682 for the three-month periods ended December 31, 2024 and 2023, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

8. Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2024	September 30, 2024
Computer software	$472	$472
Computer equipment	2,166	2,165
Furniture and fixtures	981	981
Leasehold improvements	192	192
Total property and equipment, at cost	3,811	3,810
Accumulated depreciation	(3,308)	(3,251)
Property and equipment, net	$503	$559

9. Leases

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

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the unaudited condensed consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Three Months Ended December 31,
	2024	2023
Amortization of finance lease assets	$24	$37
Interest on finance lease liabilities	2	6

Supplemental balance sheet information related to finance leases consisted of the following:

	December 31, 2024	September 30, 2024
Net book value of finance leases	$186	$242
Weighted average remaining lease term for finance leases	1.9 years	2.2 years
Weighted average discount rate for finance leases	5.3%	5.3%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of December 31, 2024:

Remainder of Fiscal 2025	$55
Fiscal 2026	73
Fiscal 2027	12
Less: Imputed interest	(7)
Present value of finance lease liabilities (a)	$133

(a)	Includes current portion of $68 for finance leases.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Operating lease expenses included in selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations were $540 and $530 for the three-month periods ended December 31, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Three Months Ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$366	$430

Supplemental balance sheet information related to operating leases consisted of the following:

	December 31, 2024	September 30, 2024
Weighted average remaining lease term for operating leases	2.4 years	2.1 years
Weighted average discount rate for operating leases	5.6%	5.6%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2024, including certain closed offices are as follows:

Remainder of Fiscal 2025	$961
Fiscal 2026	942
Fiscal 2027	752
Fiscal 2028	497
Fiscal 2029	197
Thereafter	83
Less: Imputed interest	(262)
Present value of operating lease liabilities (a)	$3,170

(a)	Includes current portion of $1,109 for operating leases.

10. Goodwill and Intangible Assets

Goodwill

There were no new or recent triggering events that have materially changed since the Company performed its annual goodwill impairment assessment as of September 30, 2024, and no goodwill impairment was recognized during the three months ended December 31, 2024. For purposes of performing its annual goodwill impairment assessment as of September 30, 2024, the Company applied certain valuation techniques and assumptions to its professional and industrial segments as reporting units and considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting units.

The Company completed its annual goodwill impairment assessment, as of September 30, 2024, and determined that its goodwill was not impaired. Prior to this, an interim assessment was performed as of June 30, 2024, due to the presence of one or more triggering events, including the presence of negative macroeconomic conditions impacting U.S. staffing firms, including ours, and related reductions to the Company’s forecasts of future results. This interim assessment indicated the Company’s goodwill assigned to both its Professional and Industrial Services reporting units was impaired. As a result, the Company reduced its goodwill associated with its Professional and Industrial Services reporting units by $14,202 and $1,083, respectively, with corresponding non-cash impairment charges recognized in its consolidated statements of operations for the fiscal 2024 third quarter. This resulted in all goodwill previously allocated to the Industrial Services reporting unit being impaired and written off as of that date.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of goodwill balances is presented as follows:

	December 31, 2024			September 30, 2024
	Goodwill	Accumulated Impairment Charges	Goodwill Carrying Amount	Goodwill	Accumulated Impairment Charges	Goodwill Carrying Amount
Professional Services reporting unit	$75,510	$(29,502)	$46,008	$75,510	$(29,502)	$46,008
Industrial Services reporting unit	1,083	(1,083)	-	1,083	(1,083)	-
Total	$76,593	$(30,585)	$46,008	$76,593	$(30,585)	$46,008

The estimated fair value of the Professional Services reporting unit resulting from the September 30, 2024 assessment exceeded the reporting unit’s adjusted carrying value by approximately 10%, or approximately $5.5 million. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, revenue growth projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit of the fair value of the Company’s Professional Services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

Intangible Assets

The following provides a summary of the Company’s separately identifiable intangible assets as of December 31, 2024 and September 30, 2024 and estimated future amortization expense.

	December 31, 2024				September 30, 2024
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships	$29,070	$(5,153)	$(23,424)	$493	$29,070	$(5,153)	$(23,260)	$657
Trade names	8,329	(56)	(8,137)	136	8,329	(56)	(8,096)	177
Total	$37,399	$(5,209)	$(31,561)	$629	$37,399	$(5,209)	$(31,356)	$834

Remainder of Fiscal 2025	$590
Fiscal 2026	39
$629

Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight-line basis over estimated remaining useful lives of five to ten years. Trade names are amortized on a straight-line basis over their respective estimated useful lives of between five and ten years.

11. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31, 2024	September 30, 2024
Accrued audit fees	$47	$47
Accrued client rebates	418	340
Accrued severance	-	45
Current finance leases payable	68	67
Reserve for falloffs	97	102
Other	454	315
Total other current liabilities	$1,084	$916

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

As of December 31, 2024, the Company had no outstanding borrowings and $6,977 of unused capacity available for borrowing under the terms of the Facility. The Company had $217 and $255 in unamortized debt issuance costs associated with the Facility as of December 31, 2024 and September 30, 2024, respectively. Of these costs, $153 was reflected in other current assets on the unaudited condensed consolidated balance sheets as of both December 31, 2024 and September 30, 2024 with the remainder being reflected in other long-term assets. The amortization expense of these debt costs totaled $38 for the three-month periods ended December 31, 2024 and 2023. The unused line fees incurred and included in interest expense totaled $26 for the three-month periods ended December 31, 2024 and 2023.

On December 15, 2023, the Company and FCB entered into Amendment No. 2 to the Facility (“Amendment No. 2”), which provides for an increase in the Facility’s concentration limits for certain large clients at the discretion of FCB.

13. Shareholders’ Equity

Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of December 31, 2024, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of December 31, 2024, there were 8,306 shares available to be granted under the Plan (4,005 shares available for restricted stock grants and 4,301 shares available for non-qualified stock option grants).

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

The Company granted 48 shares of restricted stock under the AICP during the three months ended December 31, 2024. Of the 48 shares granted, 8 were granted based on actual fiscal 2023 results and will cliff vest on December 1, 2026, the second anniversary from their date of grant, based on future service and performance. The remaining 40 future service and performance-based shares granted were based on fiscal 2022 results and will cliff vest on December 1, 2025, the first anniversary from their date of grant. These service plus performance-based restricted shares are subject to adjustment over their corresponding fiscal 2025 reporting period based on probability of achieving the fiscal 2025 financial targets set by the Company’s Board of Directors. The shares currently reported have been adjusted based on the probable outcome as compared to these financial targets. The final number of fiscal 2023 and 2022 service plus performance-based restricted shares granted will be determined once the actual financial performance of the Company is determined for fiscal 2025.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Share-based compensation expense attributable to restricted stock was $55 and $74 for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was approximately $261 of unrecognized compensation expense related to restricted stock outstanding and the weighted average remaining vesting period for those grants was 1.22 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2024	906	0.71
Granted	48	0.25
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2024	954	0.69

Warrants

The Company had 77 warrants outstanding as of December 31, 2024 and September 30, 2024 with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 0.25 and 0.50, respectively. No warrants were granted or expired during the three months ended December 31, 2024.

Stock Options

All stock options outstanding as of December 31, 2024 and September 30, 2024 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company did not grant stock options during the three months ended December 31, 2024. The Company’s stock options previously granted generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $63 and $79 for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was approximately $497 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 2.35 years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2024	3,351	1.17	0.93	7.08	-
Granted	-	-	-	-	-
Forfeited	(153)	0.72	1.10	-	-
Options outstanding as of December 31, 2024	3,198	1.19	0.95	6.78	-

Exercisable as of September 30, 2024	2,293	1.43	1.13	6.38	-
Exercisable as of December 31, 2024	2,319	1.41	1.11	6.19	-

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Company repurchased 2,717 shares of its common stock under program during the three-month period ended December 31, 2023, at a net cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

14. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three-month periods ended December 31, 2024 and 2023:

	Three Months Ended, December 31,
	2024	2023
Provision for income taxes	-	-
Effective tax rate	0%	0%

No income tax benefit was recognized for the three months ended December 31, 2024 because the Company is forecasting pre-tax income for the full year so the tax benefit is not expected to be realized during the current year in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Similarly, the Company did not recognize an income tax benefit for the three months ended December 31, 2023 as the Company was then forecasting pre-tax income for the full year.

The estimated annual effective tax rates for the fiscal years ending September 30, 2025 and ended September 30, 2024 are 22% and 2%, respectively. The estimated annual effective income tax rates are based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

Under Internal Revenue Code 382, if a corporation undergoes a specified change in ownership, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Such limitation may result in the expiration of the NOL carryforwards generated before 2018 prior to their utilization. The Company has performed internal analysis and developed estimates of potential exposure to Section 382 limitations on usage of its NOL carryforwards and other tax attributes and believes that such limitations would not materially restrict its ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income. As of the filing date, the Company has engaged outside tax experts to perform a comprehensive section 382 study to supplement the Company’s internal analysis; however, the section 382 study has not been completed and thus the effects of any section 382 limitations on the utilization of NOLs and the valuation allowance that may be identified by the study cannot be determined as of the filing of this Form 10Q. The Company expects the 382 study and any effects on the valuation allowance to be completed by the time the Company files its Form 10-Q for the quarter ended March 31, 2025.

15. Commitments and Contingencies

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

	Three Months Ended
	December 31,
	2024	2023
Industrial Staffing Services
Contract services revenue	$2,001	$2,494
Contract services gross margin	18.5%	16.0%
Loss from operations	$(9)	$(36)
Depreciation and amortization	2	12

Professional Staffing Services
Permanent placement revenue	$2,511	$3,055
Permanent placement services gross margin	100.0%	100.0%
Contract services revenue	$21,514	$25,082
Contract services gross margin	25.2%	25.0%
Income from operations	$694	$29
Depreciation and amortization	260	792

Unallocated Expenses
Corporate administrative expenses	$1,120	$1,287
Corporate facility expenses	121	112
Share-based compensation expense	118	153
Board related expenses	107	115
Total unallocated expenses	$1,466	$1,667

Consolidated
Total revenue	$26,026	$30,631
Loss from operations	(781)	(1,674)
Depreciation and amortization	262	804

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

17. Subsequent Events

On January 3, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Hornet Staffing, Inc., a Georgia corporation (“Hornet”) and Hornet’s sole shareholders, Laurel Lynn Bruce and Lawrence Scott Bruce (collectively, the “Shareholders”) pursuant to which the Company purchased from the Shareholders a total of 100 thousand shares of capital stock in Hornet (the “Purchased Shares”). The Purchased Shares represent 100% of the ownership interest in Hornet. The Purchase Agreement contains certain representations and warranties customary and standard for this type of transaction.

Hornet provides staffing solutions to markets serving large scale, "blue chip" companies in the information technology, professional and customer service staffing verticals. The Company expects the Hornet acquisition to enhance its ability to compete more effectively and anticipate it helping to secure new business from Fortune 1000 and other large users of contingent and outsourced labor. Hornet’s workforce solutions include significant expertise in working with managed service providers ("MSP") and vendor management systems ("VMS"). Hornet’s unaudited reported revenue for the calendar year ended December 31, 2024 was $5,432 and its unaudited reported pre-tax income was $247.

The total consideration paid to the Shareholders for the Purchased Shares was $1.5 million consisting of (i) a $1.1 million cash payment, and (ii) the issuance to the Shareholders of subordinated and unsecured promissory notes (the "Promissory Notes") totaling an aggregate principal amount of $400 thousand. The Promissory Notes were issued to each Shareholder in principal amount in proportion to such Shareholder’s ownership interest in Hornet.

Interest on the outstanding principal balance of the Promissory Note is payable at a fixed rate of 5% per annum. Payments on the Promissory Notes shall be made annually with the first payment due on the first anniversary of the issuance date of the Promissory Notes and the second and final payment due on the second anniversary of the issuance date of the Promissory Notes. Payments on the Promissory Notes are contingent upon the achievement of certain agreed upon profit metrics described in the Purchase Agreement. In the event Hornet fails to achieve the agreed upon profit metrics, the Company may deduct certain amounts (as described in the Purchase Agreement) from the Promissory Notes.

In connection with its acquisition of the Purchased Shares, the Company and FCB entered into Consent and Amendment No. 3 to the Facility, dated January 3, 2025 (“Amendment No. 3”), pursuant to which FCB consented to the Hornet acquisition and certain amendments to the Loan Agreement and related collateral agreements.

The transactions described above were unanimously approved by the Company’s Board of Directors and by Hornet.

Copies of the Purchase Agreement, Promissory Note, and Amendment No. 3 were filed with the SEC on a Current Report on Form 8-K filed on January 10, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S. cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics, and provide temporary staffing services for our industrial clients. The acquisitions of Scribe Solutions, Inc., a Florida corporation (“Scribe”) in April 2015, Agile Resources, Inc., a Georgia corporation (“Agile”) in July 2015, Access Data Consulting Corporation, a Colorado corporation (“Access”) in October 2015, Paladin Consulting Inc. (“Paladin”) in January 2016, and SNI Companies, Inc., a Delaware corporation (“SNI”) in April 2017, expanded our geographical footprint within the professional placement and contract staffing verticals or end markets of information technology, accounting, finance, office, engineering professionals, and medical scribes.

The Company markets its services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services and Triad Staffing. As of December 31, 2024, we operated from locations in eleven (11) states, including twenty-three (23) branch offices in downtown or suburban areas of major U.S. cities and three (3) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) two offices and one additional local market presences in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

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

Results of Operations

Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

Summary and Outlook

We have incurred a net loss of $(692) thousand for the fiscal first quarter ended December 31, 2024. The net loss is primarily attributable to declines in business resulting from negative economic and labor market conditions that began in 2023 and have continued throughout 2024. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Likewise, the U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook is mixed as to when these conditions may be expected to definitively subside.

On April 18, 2024, we announced that the Mergers and Acquisitions (“M&A”) committee of our Board of Directors had completed its review of strategic alternatives with the assistance of an outside investment banking firm. Management is now in the process of executing on the Company’s plans and budgets as comprehended in the M&A Committee’s strategic recommendations, which are contemplated to include making prudent investments in both organic and M&A growth. To effectively navigate this downturn and return to profitability as soon as possible, we implemented a comprehensive three-part strategic initiative aimed at fortifying our market position and driving sustainable growth. This included (1) proactive measures to streamline operations and enhance growth opportunities and cost-efficiency, including significant cost reductions, (2) building upon past acquisitions by taking advantage of current conditions and further integrating and consolidating operations and systems for further efficiencies and cost saving opportunities, and (3) capitalizing on acquisition opportunities arising from the economic downturn by identifying and with the objective of acquiring businesses at reduced multiples and favorable valuations. We estimate that the strategic actions we have taken to date will have the effect of reducing our future annualized selling, general and administrative (“SG&A”) expenses by approximately $3.0 million, pre-tax. It should be noted, however, that due to other potential changes in our SG&A costs in the normal course of business, including the effects of inflation, changes in the volume of business, and others, these cost reductions alone will not necessarily translate into a corresponding equal net reduction in our total future year over year SG&A expenses. Regarding the second initiative above, Management expects to spend between $500 thousand and $1.0 million on systems and software over the next 12 to 18 months. Regarding the third initiative above, Management has moved forward with the Company’s M&A target list as further discussed below.

We paused share repurchases on December 31, 2023, having purchased 6.1 million shares of our common stock, or just over 5% of our outstanding shares at the beginning of the program. For now, our Board and Management have determined that it is prudent to discontinue share repurchases at least until we are able to gain more clarity on when the market conditions for the staffing industry will improve. If and when, we determine that a portion of our excess cash may be prudently utilized for share repurchases in the future, we will consider them once again, accordingly. Share repurchases will continue to be considered among alternative uses of our excess capital. However, in the context of our overall long-term growth strategy and goals it is not by itself a long-term growth strategy to achieve long-term growth goals of enterprise value, and therefore, shareholder value. Evaluation of alternative uses of our capital is an on-going priority and process and decisions always will be made with the objectives being optimizing growth in shareholder value and maximizing shareholder returns.

Subsequent Events

On January 3, 2025, we acquired Hornet Staffing, Inc., an Atlanta-based provider of staff augmentation services with national service capability. Hornet provides staffing solutions to markets serving large scale, "blue chip" companies in the information technology, professional and customer service staffing verticals. The acquisition is expected to be accretive to earnings. Under the terms of the stock purchase agreement, we acquired 100% of the Hornet common stock for consideration including cash and seller financing. Larry Bruce, Hornet’s Managing Director and Founder, will continue in his current capacity at Hornet and join the GEE Group National Sales Team to work with the Company's vertical leaders on new business development.

We expect the Hornet acquisition to enhance our ability to compete more effectively and anticipate it helping us secure new business from Fortune 1000 and other large users of contingent and outsourced labor. Its workforce solutions include significant expertise in working with MSPs and VMSs. According to Staffing Industry Analysts’ (“SIA”) recent Workforce Solutions Buyer Survey, approximately 58% of companies with one thousand employees or more engage a third-party firm to manage their staffing providers. These large businesses spend for contingent labor is typically managed by MSP and VMS providers which are evolving rapidly, driven by the increasing complexity of workforce management and to achieve economies of scale in today's business environment. In 2023 according to SIA, the global MSP/VMS market accounted for approximately $222 billion of temporary staffing spend under management.

In light of the forgoing trends and in order to compete more efficiently and effectively on these and other engagements, staffing agencies are turning to offshore recruiting models which continue to gain momentum as an increasing number of organizations turn to MSP and VMS for managing their contract labor providers. According to SIA, offshore recruiting teams located in cost-effective regions of the world provide significant cost savings and can help reduce operational expenses by up to approximately 70%, without compromising on quality. Hornet has adopted this method of recruiting which we believe provides for faster hiring cycles tapping a vast, global talent pool; and, coupled with round-the-clock recruitment efforts, offshore recruiting can reduce hiring timelines by up to 40%, allowing staffing firms to attract top talent ahead of competitors. We plan to continue our on-shore relationship-based recruitment for select customers and leverage Hornet's offshore recruiting capability and technology across all of our staffing verticals on MSP, VMS and other large enterprise engagements. This is expected to give us additional flexibility and scalability to adjust hiring volumes based on project needs, ensuring efficiency without sacrificing quality.

In addition, on January 3, 2025, we and FCB entered into Consent and Amendment No. 3 to the Facility, under which FCB permitted our acquisition of Hornet Staffing, Inc.

(Amounts in thousands except per share data, unless otherwise stated)

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended December 31,
	2024	2023	Change	Change
Professional contract services	$21,514	$25,082	$(3,568)	-14%
Industrial contract services	2,001	2,494	(493)	-20%
Total professional and industrial contract services	23,515	27,576	(4,061)	-15%

Direct hire placement services	2,511	3,055	(544)	-18%
Consolidated net revenues	$26,026	$30,631	$(4,605)	-15%

Contract staffing services contributed $23,515 or approximately 90% of consolidated revenue and direct hire placement services contributed $2,511, or approximately 10%, of consolidated revenue for the three months ended December 31, 2024. This compares to contract staffing services revenue of $27,576, or approximately 90%, of consolidated revenue and direct hire placement revenue of $3,055, or approximately 10%, of consolidated revenue for the three months ended December 31, 2023.

Economic weakness and uncertainties, including persistent inflation and the possibility of recession, continued to negatively impact the Company’s results through the three months ended December 31, 2024. Professional contract staffing services revenues decreased $3,568, or 14%, as compared to the three months ended December 31, 2023. Industrial contract staffing services revenues for the quarter decreased $493, or 20%, mainly due to decreases in orders from clients and competition for orders and temporary labor to fill orders, accordingly.

Direct hire placement services revenues for the three months ended December 31, 2024 decreased by $544, or approximately 18%, over the three months ended December 31, 2023. Direct hire opportunities tend to be highly cyclical and demand dependent, tending to rise during economic recovery and decline during downturns. Demand for the Company’s direct hire services was higher in 2023, following record highs in 2022, driven by post-COVID employment recovery trends at that time, and is down for the three months ended December 31, 2024 due to challenging economic conditions.

Staffing Industry Analysts, a leading industry trade organization, recently published in its September 2024 U.S. Staffing Industry Forecast update, that the U.S. Staffing Industry was expected to decline by 10% in 2024. This follows a 10% decline already experienced in 2023. The SIA report cites that the forecasted 2024 decline is expected due to widespread client caution and project delays, a depressed manufacturing sector, falling bill rates in sectors such as healthcare, and employer and worker heightened preferences for permanent positions over temporary positions. While our businesses service clients of all sizes, a substantial number of our clients are small and medium sized enterprises (“SMEs”), which have less financial flexibility to absorb rising costs and higher borrowing expenses, making them more likely to reduce or postpone usage of our services and contract employees. We believe this is a key reason why our 2024 revenue declines have exceeded those forecasted by SIA for the staffing industry overall.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended December 31, 2024 decreased by approximately 15% to $17,730 compared to $20,895 for the three months ended December 31, 2023. The $3,165 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

(Amounts in thousands except per share data, unless otherwise stated)

Gross Profit percentage by service:

	Three Months
	Ended December 31,
	2024	2023
Professional contract services	25.2%	25.0%

Industrial contract services	18.5%	16.0%

Professional and industrial services combined	24.6%	24.2%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	31.9%	31.8%

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

The Company’s combined gross profit margin, including direct hire placement services, for the three-month periods ended December 31, 2024 and 2023 were approximately 31.9% and 31.8%, respectively. The Company’s professional staffing services gross margin (excluding direct hire placement services) was approximately 25.2% for three-month period ended December 31, 2024 as compared to approximately 25.0% for the three-month period ended December 31, 2023. The Company’s industrial staffing services gross margin for the three-month period ended December 31, 2024 was approximately 18.5% versus approximately 16.0% for the three-month period ended December 31, 2023.

The net increases in our gross margins are mainly attributable to changes in the mix of our contract services businesses favoring higher spread temporary placements and margins. The Company has also enacted bill rate increases in its professional and industrial contract services business, where feasible, to offset recent inflationary rises of our SG&A costs, in addition to contractor payroll and related employment costs. The resulting improvements in our professional services and overall contract services spreads and margins were offset by declines in our direct hire placement revenues, which have a 100% gross margin.

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

(Amounts in thousands except per share data, unless otherwise stated)

The Company’s SG&A for the three months ended December 31, 2024 decreased by $1,791, or 17%, as compared to the three months ended December 31, 2023. SG&A for the three months ended December 31, 2024, as a percentage of revenues, was approximately 33.9% compared to approximately 34.6% for the three months ended December 31, 2023. The decrease in SG&A expenses as a percentage of revenues during the three-month period ended December 31, 2024 was primarily the result of cost reduction initiatives taken by the Company during the prior sequential quarter to decrease fixed SG&A expenses, including fixed personnel-related expenses, occupancy costs, job boards and applicant tracking systems, that are not driven by revenues. The reduction in our SG&A expenses attributable to these measures were offset, in part, by the effect of the 15% reduction in our revenues for the three months ended December 31, 2024, as compared with revenues for the three months ended December 31, 2023.

SG&A includes certain expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $91 and $548 for the three months ended December 31, 2024 and 2023, respectively, and include mainly expenses associated with former closed and consolidated locations, legal expenses related to other than routine matters, and personnel costs associated with eliminated positions.

Amortization and Depreciation Expense

Amortization expense was $205 and $720 for the three months ended December 31, 2024 and 2023, respectively. Depreciation expense was $57 and $84 for the three months ended December 31, 2024, and 2023, respectively. The significant decline in amortization expense is mainly due to impairment charges taken during the three months ended June 30, 2024, which eliminated or substantially reduced the remaining unamortized balances of the Company’s identifiable intangible assets and present amortization, accordingly. The reduction in depreciation expense is due to certain of the Company’s property and equipment having become fully depreciated since the three months ended December 31, 2023.

Loss from Operations

The loss from operations was $(781) and $(1,674) for the three months ended December 31, 2024 and 2023, respectively. This improvement is consistent with the decreases in SG&A expenses, including fixed expenses which do not fluctuate with revenues, and decreases in amortization and depreciation expenses, as discussed above.

Interest Expense

Interest expense was $66 and $71 for the three months ended December 31, 2024 and 2023, respectively, and is mainly attributable to unused availability and administrative fees on the Company’s Facility.

Interest Income

The Company holds a significant portion of its excess cash in interest bearing accounts on which interest income was $155 and $190 for the three-month periods ended December 31, 2024 and 2023, respectively.

Provision for Income Taxes

The Company did not recognize an income tax benefit for the loss reported for the three months ended December 31, 2024 because the Company is forecasting pre-tax income for the full year. The Company also did not recognize an income tax benefit for the three months ended December 31, 2023 as the Company then expected pre-tax income for the full year ended September 30, 2024. For each period, the tax benefit was not expected to be realized during the respective fiscal year thus was not recorded as a benefit in accordance with the provisions of ASC Topic 740, Income Taxes.

Net Loss

The Company’s net loss was $(692) and $(1,555) for the three months ended December 31, 2024 and 2023, respectively. The reduction in net loss of $863 is primarily a result of an improvement in SG&A expenses, and the decreases in amortization and depreciation expenses as explained in the preceding paragraphs.

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

The following table sets forth certain consolidated statements of cash flows data:

	Three Months
	Ended December 31,
	2024	2023
Cash flows used in operating activities	$(1,117)	$(919)
Cash flows used in investing activities	(1)	(26)
Cash flows used in financing activities	(16)	(1,616)

As of December 31, 2024, the Company had $19,694 of cash, a decrease of $1,134 from $20,828 as of September 30, 2024.

As of December 31, 2024, the Company had working capital of $25,962 compared to $26,079 of working capital as of September 30, 2024. The decrease in working capital is mainly attributable to the effects of lower business volume on other components of working capital during the three-months ended December 31, 2024.

The primary uses of cash for investing activities were for the acquisition of property and equipment, principally information technology equipment, during the three-month periods ended December 31, 2024 and 2023. Investing activities represent capital expenditures and did not include any major capital expenditures or capital improvements during either of the three-month periods ended December 31, 2024 and 2023.

As described under the subheading, Subsequent Events, under the Results of Operations, Summary and Outlook section of this MD&A, on January 3, 2025, the Company completed the acquisition of 100% of the outstanding common stock of Hornet Staffing, Inc., which is now a wholly owned subsidiary of the Company. The Company paid $1,100 of cash consideration at closing on January 3, 2025, and entered into two 5% uncollateralized subordinated promissory notes with the sellers in the aggregate amount of $400, each payable in two equal annual installments due at the end of the two subsequent years following closing. The purchase price and the Company’s obligations under the subordinated promissory notes are subject to reduction in the event Hornet Staffing does not achieve agreed upon profit metrics during the two years subsequent to closing on a dollar-for-dollar basis.

The cash flows used in financing activities were primarily for purchases of treasury stock during the three-months ended December 31, 2023, and payments made on finance leases during the three-month periods ended December 31, 2024 and 2023.

The Company had $6,977 in availability for borrowings under its facility as of December 31, 2024. There were no outstanding borrowings on the Facility as of December 31, 2024, or September 30, 2024, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On April 27, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s currently outstanding shares of common stock. The share repurchase program continued through December 31, 2023. The repurchase program did not obligate the Company to repurchase any number of shares of common stock. The share repurchase program was conducted in accordance with Rules 10b-5 and 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, shares of common stock were purchased from time to time in the open market transactions and in amounts the Company deemed appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During the three-months ended December 31, 2023, the Company repurchased 2,717 shares of its common stock at a total cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

(Amounts in thousands except per share data, unless otherwise stated)

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

All the Company’s office facilities are leased. Minimum lease payments under all the Company’s lease agreements for the twelve-month period commencing after the close of business on December 31, 2024, are approximately $1,214. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on December 31, 2024.

Management believes that the Company can generate adequate liquidity to meet its obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2024, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2024, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three-month period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (“2024 Form 10-K”) filed with the SEC on December 19, 2024. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2024 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

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

4.1

Form of Subordinated and Unsecured Promissory Notes issued by the Company to Laurel Lynn Bruce and Lawrence Scott Bruce. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on January 10, 2025.

10.1

Stock Purchase Agreement dated as of January 3, 2025 by and among the Company, Laurel Lynn Bruce and Lawrence Scott Bruce. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 10, 2025.

10.2

Consent and Amendment No. 3 to the Loan, Security and Guarantee Agreement, dated January 3, 2025, among the Company, certain Subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and First-Citizens Bank & Trust Company, as agent for the Lenders. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 10, 2025.

31.1*	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1**	Certifications of the principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

32.2**	Certifications of the principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Title 18 of the United States Code.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

GEE GROUP INC.
(Registrant)

Date: February 13, 2025	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

