Form 10-Q
period 2025-03-31
GEE Group Inc.
filed 2025-05-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2025 was 109,413,244.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2025

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

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

	March 31, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash	$18,501	$20,735
Accounts receivable, less allowances ($133 and $144, respectively)	11,873	12,751
Prepaid expenses and other current assets	889	762
Current assets of discontinued operations	1,209	1,153
Total current assets	32,472	35,401
Property and equipment, net	438	546
Goodwill	24,607	46,008
Intangible assets, net	1,047	834
Deferred tax assets, net	-	9,495
Right-of-use assets	3,035	3,115
Other long-term assets	171	295
Noncurrent assets of discontinued operations	-	208
TOTAL ASSETS	$61,770	$95,902

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,876	$1,960
Accrued compensation	4,346	5,026
Current operating lease liabilities	1,042	1,090
Current portion of notes payable	196	-
Other current liabilities	590	899
Current liabilities of discontinued operations	313	347
Total current liabilities	8,363	9,322
Deferred taxes, net	288	-
Noncurrent operating lease liabilities	2,240	2,254
Notes payable	196	-
Other long-term liabilities	42	82
Noncurrent liabilities of discontinued operations	-	33
Total liabilities	11,129	11,691

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 109,413 shares outstanding at March 31, 2025 and September 30, 2024	113,370	113,129
Accumulated deficit	(59,543)	(25,732)
Treasury stock; at cost - 5,487 shares at March 31, 2025 and September 30, 2024	(3,186)	(3,186)
Total shareholders' equity	50,641	84,211
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$61,770	$95,902

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
NET REVENUES:
Contract staffing services	$21,495	$23,134	$43,009	$48,216
Direct hire placement services	3,000	2,455	5,511	5,510
NET REVENUES	24,495	25,589	48,520	53,726

Cost of contract services	16,135	17,196	32,234	35,997
GROSS PROFIT	8,360	8,393	16,286	17,729

Selling, general and administrative expenses	9,305	9,556	17,744	19,738
Depreciation expense	50	66	105	138
Amortization of intangible assets	225	719	430	1,439
Goodwill impairment charge	22,000	-	22,000	-
LOSS FROM OPERATIONS	(23,220)	(1,948)	(23,993)	(3,586)
Interest expense	(89)	(65)	(155)	(134)
Interest income	139	179	294	369
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(23,170)	(1,834)	(23,854)	(3,351)
Provision for income tax (expense) benefit attributable to continuing operations	(9,786)	915	(9,786)	915
LOSS FROM CONTINUING OPERATIONS	(32,956)	(919)	(33,640)	(2,436)
Loss from discontinued operations, net of tax	(163)	(89)	(171)	(127)
CONSOLIDATED NET LOSS	$(33,119)	$(1,008)	$(33,811)	$(2,563)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	109,413	108,772	109,413	109,339

BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(0.30)	$(0.01)	$(0.31)	$(0.02)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Consolidated net loss per share	$(0.30)	$(0.01)	$(0.31)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2024	114,900	$113,129	5,487	$(3,186)	$(25,732)	$84,211
Share-based compensation	-	118	-	-	-	118
Net loss	-	-	-	-	(692)	(692)
Balance, December 31, 2024	114,900	$113,247	5,487	$(3,186)	$(26,424)	$83,637

Share-based compensation	-	123	-	-	-	123
Net loss	-	-	-	-	(33,119)	(33,119)
Balance, March 31, 2025	114,900	$113,370	5,487	$(3,186)	$(59,543)	$50,641

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2023	114,900	$112,915	3,412	$(1,984)	$(1,630)	$109,301
Purchase of treasury stock	-	-	2,717	(1,575)	-	(1,575)
Share-based compensation	-	153	-	-	-	153
Net loss	-	-	-	-	(1,555)	(1,555)
Balance, December 31, 2023	114,900	$113,068	6,129	$(3,559)	$(3,185)	$106,324

Share-based compensation	-	157	-	-	-	157
Net loss	-	-	-	-	(1,008)	(1,008)
Balance, March 31, 2024	114,900	$113,225	6,129	$(3,559)	$(4,193)	$105,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Six Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,811)	$(2,563)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on disposal of assets	3	-
Depreciation and amortization	540	1,600
Amortization of operating lease right-of-use assets	640	731
Goodwill impairment charge	22,000	-
Share-based compensation	241	310
Provisions for credit losses	10	50
Deferred income taxes	9,783	(695)
Amortization of debt issuance costs	76	76
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,514	4,184
Other assets	(5)	(545)
Accounts payable	(443)	(228)
Accrued compensation	(742)	(1,128)
Operating lease liabilities	(624)	(764)
Other liabilities	(323)	(605)
Net cash (used in) provided by operating activities	(1,141)	423

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4)	(38)
Business acquisition, net of cash acquired	(968)	-
Net cash used in investing activities	(972)	(38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	-	(1,575)
Payments on finance leases	(39)	(81)
Net cash used in financing activities	(39)	(1,656)

Net change in cash	(2,152)	(1,271)

Cash at beginning of period	20,828	22,471

Cash at end of period	18,676	21,200
Less cash from discontinued operations	(175)	(303)
Cash from continuing operations at end of period	$18,501	$20,897

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$78	$62
Cash paid for taxes	10	102

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 as filed on December 19, 2024.

A discontinued operation is a component of an entity that has either been disposed of, or that is classified as held for sale, which represents a strategic shift that has an effect on an entity’s operation and financial results. In accordance with U.S. GAAP, the assets and liabilities of discontinued operations are presented separately on the Company’s unaudited condensed consolidated balance sheets for all periods presented. Net losses from discontinued operations are reported as a separate component of net loss on the unaudited condensed consolidated statements of operations. Cash flows from discontinued operations are not reported separately on the unaudited condensed consolidated statements of cash flows. All footnotes included herein present only continuing operations and exclude amounts related to discontinued operations for all periods presented, unless otherwise stated.

Certain additional reclassifications have been made to the prior year’s condensed consolidated financial statements and/or related disclosures to conform to the current year’s presentation.

2. Business Acquisition

On January 3, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Hornet Staffing, Inc., a Georgia corporation (“Hornet”) and its shareholders, and purchased 100 shares of its capital stock which represents 100% of the ownership interest in Hornet. Hornet is an Atlanta-based provider of staff augmentation services with national service capability. Hornet provides staffing solutions to many markets serving large scale, "blue chip" companies in the information technology ("IT"), professional and customer service staffing verticals.

The total consideration paid for the purchased shares was $1,500, consisting of (i) a $1,100 cash payment, and (ii) the issuance to its former shareholders of subordinated and unsecured promissory notes (the "Promissory Notes") totaling an aggregate initial principal amount of $400. Interest on the outstanding principal balances of the Promissory Notes is payable at a fixed rate of 5% per annum. Payments on the Promissory Notes shall be made annually with the first payment due on the first anniversary of the issuance dates and the second and final payment due on the second anniversary of the issuance date.

The Purchase Agreement also provides that for the initial two-year period after closing, Hornet is required to achieve an agreed upon minimum average gross profit measure equal to $720 for each of the two subsequent twelve-month periods (each twelve-month period being separately measured). If the average gross profit measure during either of the subsequent two years is less than the minimum required average gross profit, then the Company will reduce the remaining balance under the Promissory Notes proportionally by an amount equal to the amount of the shortfall; provided the Company may not deduct more than the amount due under the then current payment for the Promissory Notes and may not seek to claw back any previous payments made under the Notes.

The Purchase Agreement contains certain representations and warranties customary and standard for this type of transaction.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The assets and liabilities of Hornet were recorded at their estimated fair values as of the closing date of the Purchase Agreement. The Promissory Notes were recorded net of discounts of $8 at the acquisition date. The following table summarizes the preliminary balance sheet at January 3, 2025:

Assets purchased	$612
Liabilities assumed	362
Net assets purchased	250
Purchase consideration:
Cash paid at closing	1,100
Promissory notes, net	392
Intangible assets from purchase	$1,242

An independent preliminary purchase price allocation and valuation has been performed to identify intangible assets acquired. The allocation to these intangible assets is as follows:

	Fair Value	Useful Life
Customer relationships	$564	8 years
Tradename	68	10 years
Non-compete	11	2 years
Goodwill	599	Indefinite
Total intangible assets acquired	$1,242

The following table represents the unaudited consolidated pro forma results of operations for the three and six-month periods ended March 31, 2025 and 2024 had the acquisition occurred on October 1, 2023, the first day of the most historic period reported in this Quarterly Report on Form 10-Q. This unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on October 1, 2023. This information is based on Hornet’s unaudited historical financial statements.

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2025	2024	2025	2024
Net revenues	$24,560	$26,827	$50,108	$56,718
Cost of contract services	16,178	18,258	33,592	38,558
Gross profit	8,382	8,569	16,516	18,160
Selling, general and administrative expenses	9,319	9,671	17,896	20,076
Net loss	(32,949)	(857)	(33,563)	(2,342)

Basic and diluted loss per share	$(0.30)	$(0.01)	$(0.31)	$(0.02)

3. Discontinued Operations

On April 18, 2024, the Company’s Mergers and Acquisitions (“M&A”) committee of the Board of Directors completed its review of strategic alternatives recommended by an outside investment banking firm. This included recommendation of divesture of the Company’s Industrial Segment which was subsequently approved by the Company’s full Board of Directors on May 13, 2024. Management thereafter began the process of identifying and contacting potential buyers and expects to complete this divesture in 2025. As of March 31, 2025, the Company’s plan to sell its Industrial Segment met all the criteria for the first time to be reported as discontinued operations under U.S. GAAP, the final one being making the determination that the sale or other disposition would now be completed within twelve months.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Assets and Liabilities of Discontinued Operations

The balances of assets and liabilities under the Industrial Segment as of March 31, 2025 and September 30, 2024 consisted of the following:

	March 31, 2025	September 30, 2024
Assets of discontinued operations:
Cash	$175	$93
Accounts receivable, net	829	996
Prepaid expenses and other current assets	33	64
Property and equipment, net	4	13
Right-of-use assets	144	138
Other long-term assets	24	57
Total assets of discontinued operations	$1,209	$1,361

Liabilities of discontinued operations:
Accounts payable	$29	$27
Accrued compensation	135	197
Current operating lease liabilities	97	105
Other current liabilities	4	18
Noncurrent operating lease liabilities	48	33
Total liabilities of discontinued operations	$313	$380

Net Loss from Discontinued Operations

Results of the Industrial Segment for the three and six-month periods ended March 31, 2025 and 2024, respectively, consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenue	$1,545	$2,462	$3,546	$4,955
Expenses:
Cost of contract services	1,288	2,087	2,919	4,181
Selling, general and administrative expenses	418	450	794	874
Depreciation expense	2	12	4	23
Interest expense	-	2	-	4
Loss from discontinued operations before income taxes	(163)	(89)	(171)	(127)
Provision for income tax expense attributable to discontinued operations	-	-	-	-
Loss from discontinued operations, net of tax	$(163)	$(89)	$(171)	$(127)

Cash Flows from Discontinued Operations

There were no capital expenditures or other significant cash flows under the Industrial Segment during either of the six-month periods ended March 31, 2025 and 2024.

4. Recent Accounting Pronouncements

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

5. Cash and Cash Equivalents, Customer Concentrations, and Allowances for Credit Losses

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2025 and September 30, 2024, there were no cash equivalents.

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. During 2023, the Company entered into enhanced deposit arrangements with two financial institutions in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $14,804 and $14,515 as of March 31, 2025 and September 30, 2024, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $2,949 and $5,194 as of March 31, 2025 and September 30, 2024, respectively. We have never experienced any material losses related to cash on deposit with banks.

Customer Concentrations

The Company’s single largest customer made up just over 10% of the Company’s consolidated revenues for the three and six-month periods ended March 31, 2025.

The Company has two customers that, in aggregate, made up approximately 26% and 27% of the consolidated accounts receivable balance as of March 31, 2025 and September 30, 2024, respectively. These two customers are offered extended payment terms due to the frequency and volume of our services that they utilize. Each maintains excellent creditworthiness and the Company has not historically experienced any losses related to these two customers.

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

As of March 31, 2025 and September 30, 2024, the allowance for credit losses was $133 and $144, respectively.

A summary of changes in this account is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Beginning balance	$125	$167	$144	$118
Provisions for credit losses	8	13	12	73
Accounts receivable write-offs	-	(33)	(23)	(44)
Ending balance	$133	$147	$133	$147

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

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Liabilities for falloffs and refunds during the period are reflected in other current liabilities in the unaudited condensed consolidated balance sheets in the amounts of $59 and $102, as of March 31, 2025, and September 30, 2024, respectively. The corresponding charges included in the unaudited condensed consolidated statements of operations as reductions of direct hire placement service revenues were approximately $30 and $(14) for the three-month periods and $252 and $230 for the six-month periods ended March 31, 2025 and 2024, respectively.

6. Advertising Expenses

The Company expenses the costs of print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $642 and $531 for the three-month periods and $1,269 and $1,068 for the six-month periods ended March 31, 2025 and 2024, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

7. Earnings per Share

Basic earnings per share are computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period, which is computed using shares issued and outstanding. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, exercise of stock options and warrants. The dilutive effect of the common stock equivalents is reflected in earnings per share by use of the treasury stock method.

Due to the loss from continuing operations reported for the three and six-month periods ended March 31, 2025 and 2024, there were no dilutive incremental shares considered in the calculation of dilutive shares. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 4,730 and 4,472 for the three-month periods and 4,160 and 4,077 for the six-month periods ended March 31, 2025 and 2024, respectively.

8. Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2025	September 30, 2024
Computer software	$121	$472
Computer equipment	1,170	2,102
Furniture and fixtures	630	941
Leasehold improvements	87	176
Total property and equipment, at cost	2,008	3,691
Accumulated depreciation	(1,570)	(3,145)
Property and equipment, net	$438	$546

9. Leases

The Company occasionally acquires equipment under finance leases including hardware and software used by our IT department to improve security and capacity, and certain furniture for our offices. Terms for these leases generally range from two to six years. The assets obtained under finance leases are included in property and equipment, net, on the unaudited condensed consolidated balance sheets.

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the unaudited condensed consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2025	2024	2025	2024
Amortization of finance lease assets	$23	$23	$46	$49
Interest on finance lease liabilities	2	4	4	10

Supplemental balance sheet information related to finance leases consisted of the following:

	March 31, 2025	September 30, 2024
Net book value of finance leases	$157	$202
Weighted average remaining lease term for finance leases	1.7 years	2.2 years
Weighted average discount rate for finance leases	5.3%	5.3%

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of March 31, 2025:

Remainder of Fiscal 2025	$36
Fiscal 2026	73
Fiscal 2027	12
Less: Imputed interest	(5)
Present value of finance lease liabilities (a)	$116

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

Operating lease expenses included in selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations were $437 and $519 for the three-month periods and $919 and $999 for the six-month periods ended March 31, 2025 and 2024, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Six Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$646	$796
Right-of-use assets obtained in exchange for new operating lease liabilities	488	-

Supplemental balance sheet information related to operating leases consisted of the following:

	March 31, 2025	September 30, 2024
Weighted average remaining lease term for operating leases	2.6 years	2.6 years
Weighted average discount rate for operating leases	5.6%	5.6%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2025, including certain closed offices are as follows:

Remainder of Fiscal 2025	$638
Fiscal 2026	1,019
Fiscal 2027	865
Fiscal 2028	613
Fiscal 2029	316
Thereafter	123
Less: Imputed interest	(292)
Present value of operating lease liabilities (a)	$3,282

(a) Includes current portion of $1,042 for operating leases.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

10. Goodwill and Intangible Assets

Goodwill

The Company performs a goodwill impairment assessment at least annually but may perform interim assessments if a triggering event occurs that may indicate the fair value of a reporting unit decreased below its carrying value. The net loss experienced in the six-month period ended March 31, 2025, and the recent negative trend in the Company’s stock price and market capitalization, in management’s view, represent one or more triggering events that indicate the Company’s goodwill may be impaired. The Company reevaluated its financial forecast for the March 2025 quarterly results and performed an interim impairment assessment of its goodwill using the updated information. The results of the interim assessment indicated the Company’s goodwill assigned to its Professional Services reporting unit was impaired. As a result, the Company reduced its goodwill by $22,000 with a corresponding non-cash impairment charge recognized in its unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2025.

For purposes of performing its interim goodwill impairment assessment as of March 31, 2025, the Company applied generally accepted valuation methods and techniques in order to estimate the fair value of its Professional Services reporting unit and considered discounted cash flows, guideline public company results, guideline transactions, revenues and earnings, recent trends in the Company’s stock price, implied control or acquisition premiums, and other possible factors and their effects on estimated fair value of the Company’s Professional Services reporting unit. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, terminal growth projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit of the fair value of the Company’s Professional Services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

A summary of goodwill balances of the Company’s Professional Services reporting unit is presented as follows:

	Goodwill	Accumulated Impairment	Carrying Amount
As of September 30, 2024	$75,510	$(29,502)	$46,008
Addition from business acquisition	599	-	599
Impairment adjustment	-	(22,000)	(22,000)
As of March 31, 2025	$76,109	$(51,502)	$24,607

Intangible Assets

The following provides a summary of the Company’s separately identifiable intangible assets as of March 31, 2025 and September 30, 2024 and estimated future amortization expense:

	March 31, 2025				September 30, 2024
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships	$27,521	$(5,153)	$(21,490)	$878	$26,957	$(5,153)	$(21,147)	$657
Trade names	8,397	(56)	(8,181)	160	8,329	(56)	(8,096)	177
Non-competes	4,342	-	(4,333)	9	4,331	-	(4,331)	-
Total	$40,260	$(5,209)	$(34,004)	$1,047	$39,617	$(5,209)	$(33,574)	$834

Remainder of Fiscal 2025	$427
Fiscal 2026	122
Fiscal 2027	79
Fiscal 2028	77
Fiscal 2029	77
Thereafter	265
$1,047

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight-line basis over estimated remaining useful lives of five to ten years. Trade names are amortized on a straight-line basis over their respective estimated useful lives of between five and ten years. Non-competes are amortized on a straight-line basis over their respective estimated useful lives of between two and five years.

11. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2025	September 30, 2024
Accrued audit fees	$49	$47
Accrued client rebates	159	340
Accrued severance	-	45
Current finance leases payable	68	67
Reserve for falloffs	59	102
Other	255	298
Total other current liabilities	$590	$899

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

As of March 31, 2025, the Company had no outstanding borrowings and $7,368 of unused capacity available for borrowing under the terms of the Facility. The Company had $178 and $255 in unamortized debt issuance costs associated with the Facility as of March 31, 2025 and September 30, 2024, respectively. Of these costs, $153 was reflected in other current assets on the unaudited condensed consolidated balance sheets as of both March 31, 2025 and September 30, 2024 with the remainder being reflected in other long-term assets. The amortization expense of these debt costs totaled $38 for the three-month periods and $76 for the six-month periods ended March 31, 2025 and 2024. The unused line fees incurred and included in interest expense totaled $25 for the three-month periods and $51 for the six-month periods ended March 31, 2025 and 2024.

On December 15, 2023, the Company and FCB entered into Amendment No. 2 to the Facility (“Amendment No. 2”), which provides for an increase in the Facility’s concentration limits for certain large clients at the discretion of FCB.

On January 3, 2025, in connection with its acquisition of Hornet, the Company and FCB entered into Consent and Amendment No. 3 to the Facility (“Amendment No. 3”), pursuant to which, FCB consented to the Hornet acquisition and the Company and its subsidiaries, as co-borrowers, the guarantors and FCB made certain amendments to the Loan Agreement and related collateral agreements to add Hornet to the Facility, accordingly.

13. Shareholders’ Equity

Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of March 31, 2025, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

As of March 31, 2025, there were 7,166 shares available to be granted under the Plan (4,005 shares available for restricted stock grants and 3,161 shares available for non-qualified stock option grants).

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

The Company granted 48 shares of restricted stock under the AICP during the six months ended March 31, 2025. Of the 48 shares granted, 8 were granted based on actual fiscal 2023 results and will cliff vest on December 1, 2026, the second anniversary from their date of grant, based on future service and performance. The remaining 40 future service and performance-based shares granted were based on fiscal 2022 results and will cliff vest on December 1, 2025, the first anniversary from their date of grant. These service plus performance-based restricted shares are subject to adjustment over their corresponding fiscal 2025 reporting period based on probability of achieving the fiscal 2025 financial targets set by the Company’s Board of Directors. The shares currently reported have been adjusted based on the probable outcome as compared to these financial targets. The final number of fiscal 2023 and 2022 service plus performance-based restricted shares granted will be determined once the actual financial performance of the Company is determined for fiscal 2025.

Share-based compensation expense attributable to restricted stock was $53 and $78 for the three-month periods and $108 and $152 for the six-month periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $197 of unrecognized compensation expense related to restricted stock outstanding and the weighted average remaining vesting period for those grants was 0.98 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2024	906	0.71
Granted	48	0.25
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2024	954	0.69
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2025	954	0.69

Warrants

The Company had 77 warrants outstanding as of March 31, 2025 and September 30, 2024 with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 0.0 and 0.5 years, respectively. No warrants were granted or expired during the six months ended March 31, 2025.

Stock Options

All stock options outstanding as of March 31, 2025 and September 30, 2024 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company granted 1,150 stock options during the six months ended March 31, 2025. The Company’s stock options generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $69 and $79 for the three-month periods and $133 and $158 for the six-month periods ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $621 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 3.15 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2024	3,351	1.17	0.93	7.08	-
Granted	-	-	-	-	-
Forfeited	(153)	0.72	1.10	-	-
Options outstanding as of December 31, 2024	3,198	1.19	0.95	6.78	-
Granted	1,150	0.23	0.19	-	-
Forfeited	(10)	0.59	0.49	-	-
Options outstanding as of March 31, 2025	4,338	0.93	0.75	7.41	-

Exercisable as of September 30, 2024	2,293	1.43	1.13	6.38	-
Exercisable as of March 31, 2025	2,456	1.36	1.08	6.08	-

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

The Company repurchased 2,717 shares of its common stock under program during the six-month period ended March 31, 2024, at a net cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

14. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and six-month periods ended March 31, 2025 and 2024:

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2025	2024	2025		2024
Provision for income taxes	$9,786	$(915)	$9,786		$(915)
Effective tax rate	-42%	50%	-42%	%	27%

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The effective tax rates for the three and six-month periods ended March 31, 2025 are lower than the statutory rate mainly due to the effect of the valuation allowance on the net deferred tax asset (“DTA”) position. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a valuation allowance against the remaining net DTA position. The effective tax rates for the three and six-month periods ended March 31, 2024 are higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In view of the significance of the Company’s recent pre-tax book losses and likelihood of continuing uncertainty in the industry and economy as a whole, management excluded projections of future income from its forecast of the reversal of its DTAs as of March 31, 2025. As a result, it was determined that the company's net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. The Company has recorded an additional $12,713 valuation allowance, resulting in a total valuation allowance of $13,634, as of March 31, 2025, accordingly.

Under Internal Revenue Code 382, if a corporation undergoes a specified change in ownership, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Such limitation may result in the expiration of the NOL carryforwards generated before 2018 prior to their utilization. The Company engaged outside tax experts to perform a comprehensive section 382 study to calculate the estimated limitation and evaluate the corporation’s ability to use its NOL carryforwards and other pre-change tax attributes. The study was finalized in the quarter ended March 31, 2025 and concluded that the Company’s pre-2018 NOL carryovers and other tax attributes are subject to limitation under section 382. However, due to the presence of the valuation allowance, the Company’s section 382 limitation has no net effect on the Company’s net deferred tax position.

15. Commitments and Contingencies

Litigation and Claims

The Company and its subsidiaries are involved in litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

16. Related Party Transactions

On January 3, 2025, the Company entered into an employment agreement with Lawrence Bruce, one of the former shareholders of Hornet. As part of the Purchase Agreement, the Company issued Promissory Notes to Lawrence Bruce and his spouse, Laurel Bruce, in the amounts of $160 and $240, representing their respective portions of this purchase consideration based on their percentage of Hornet’s stock ownership prior to the acquisition. The Promissory Notes have certain contingencies as disclosed under Note 2.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

17. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services and (b) temporary professional services staffing in the fields of information technology, accounting, finance and office, engineering, and medical. These services make up the Company’s Professional Staffing Services reporting segment. As disclosed in Note 3, the Company’s Industrial Staffing Services reporting segment has been deemed a discontinued operation and, as such, is excluded from the below table which only reflects continuing operations.

Some selling, general and administrative expenses are not fully allocated to the Professional Staffing Services segment. Unallocated corporate expenses primarily include certain executive and administrative salaries and related expenses, corporate legal expenses, share-based compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board related fees, acquisition, integration and restructuring expenses, and interest expense. For purposes of determining total assets of the Professional Staffing Services reporting segment, all corporate assets such as cash and other assets have been allocated to the Professional Staffing Services reporting segment.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Professional Staffing Services
Permanent placement revenue	$3,000	$2,455	$5,511	$5,510
Permanent placement services gross margin	100%	100%	100%	100%
Contract services revenue	$21,495	$23,134	$43,009	$48,216
Contract services gross margin	24.9%	25.7%	25.1%	25.3%
Loss from operations	$(21,655)	$(158)	$(20,962)	$(129)
Depreciation and amortization	275	785	535	1,577
Accounts receivable, net	11,873	13,120	11,873	13,120
Intangible assets	1,047	6,967	1,047	6,967
Goodwill	24,607	60,210	24,607	60,210
Total assets	60,561	114,107	60,561	114,107

Unallocated Expenses
Corporate administrative expenses	$1,184	$1,386	$2,304	$2,673
Corporate facility expenses	147	135	268	247
Share-based compensation expense	123	157	241	310
Board related expenses	111	112	218	227
Total unallocated expenses	$1,565	$1,790	$3,031	$3,457

Consolidated
Total revenue	$24,495	$25,589	$48,520	$53,726
Loss from operations	(23,220)	(1,948)	(23,993)	(3,586)
Depreciation and amortization	275	785	535	1,577
Accounts receivable, net	11,873	13,120	11,873	13,120
Intangible assets	1,047	6,967	1,047	6,967
Goodwill	24,607	60,210	24,607	60,210
Total assets of continuing operations	60,561	114,107	60,561	114,107

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., BMCH, Inc., Hornet Staffing, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., Triad Logistics, Inc., and Triad Personnel Services, Inc. are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S. cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics, and provide temporary staffing services for our industrial clients. The acquisitions of Scribe Solutions, Inc., a Florida corporation (“Scribe”) in April 2015, Agile Resources, Inc., a Georgia corporation (“Agile”) in July 2015, Access Data Consulting Corporation, a Colorado corporation (“Access”) in October 2015, Paladin Consulting Inc. (“Paladin”) in January 2016, and SNI Companies, Inc., a Delaware corporation (“SNI”) in April 2017, expanded our geographical footprint within the professional placement and contract staffing verticals or end markets of information technology, accounting, finance, office, engineering professionals, and medical scribes. The acquisition of Hornet Staffing, Inc., a Georgia corporation, (“Hornet”) in January 2025 broadened our footprint in the professional contract staffing market with a specialty in working with managed service providers (“MSP”) and vendor management systems (“VMS”) which streamline outsourced labor for large clients.

We market our services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services, Triad Staffing, and Hornet Staffing. As of March 31, 2025, we operated from locations in eleven (11) states, including twenty-three (23) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in each of Georgia and Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) two offices and one additional local market presence in Texas; (v) six offices and one additional local market presence in Florida; and (vi) seven offices in Ohio.

Management has a long-term business strategy that includes organic and acquisition growth components. Management’s organic growth strategy includes seeking out and winning new client business, as well as expansion of existing client business and on-going cost reduction and productivity improvement efforts in operations. Management’s acquisition growth strategy includes identifying strategic, accretive acquisitions, financed primarily through a combination of cash and debt, including seller financing, the issuance of equity in appropriate circumstances, and the use of earn-outs where efficient to improve the overall profitability and our cash flows.

Our contract and placement services are currently provided under our Professional Staffing Services operating division or segment. Our former Industrial Staffing Services segment has been deemed a discontinued operation as of the quarter ended March 31, 2025 and is excluded from results of continuing operations reported in this MD&A, unless otherwise stated.

Results of Operations

Summary and Outlook

We have incurred a net loss of $(33) million for the fiscal second quarter ended March 31, 2025. The net loss is primarily attributable to declines in business resulting from negative economic and labor market conditions that began in 2023, continued throughout 2024 and continue to be present so far in 2025. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Likewise, the U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook is mixed as to when these conditions may be expected to definitively subside. As a result of the prolonged negative effects on our business associated with our current environment, we recorded a $22 million impairment charge in the quarter and reduced our goodwill asset, accordingly. In addition, we established a full valuation allowance against our deferred tax assets. These two non-cash charges account for substantially the entire net loss from continuing operations reported for the quarter ended March 31, 2025.

Artificial intelligence (“AI”) continues to gain momentum in the economy bringing with it the possibility of serving as a “disruptor” of traditional staffing and HR solutions markets or portions of them. We are responding by integrating AI into our operating business strategy, plans and systems; focusing on seeking, attracting and placing AI talent; and refocusing our other organic growth efforts towards verticals where we can leverage AI, or that are less likely to be significantly disrupted by AI. Our IT businesses, in particular, are focused on building AI expertise and on presenting themselves as thought leaders and knowledge resources in AI for our clients and potential new clients.

On January 3, 2025, we acquired Hornet Staffing, Inc., an Atlanta-based provider of staff augmentation services with national service capability. Hornet provides staffing solutions to markets serving large scale, "blue chip" companies in the information technology, professional and customer service staffing verticals. The acquisition is expected to be accretive to earnings. Under the terms of the stock purchase agreement, we acquired 100% of the Hornet common stock for consideration including cash and seller financing. Larry Bruce, Hornet’s Managing Director and Founder, will continue in his current capacity at Hornet and join the GEE Group National Sales Team to work with our vertical leaders on new business development.

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

As of March 31, 2025, we have classified and reported our Industrial Segment as a discontinued operation and are in the process of negotiating a sale of its assets and operations. The decision to discontinue this division is in continuance with our long-term strategy and focus on the professional verticals within our business. The initiative to seek a buyer for the Industrial Segment was approved on April 18, 2024, as part of our plans and budgets comprehended in the M&A Committee’s strategic recommendations developed during a formal review of strategic alternatives last year. It is expected to close during the quarter ending June 30, 2025, and any resulting net gain or loss on the sale is presently expected to be immaterial. Other strategic recommendations stemming from the strategic alternatives review are on-going, including (1) proactive measures to streamline operations and enhance growth opportunities and cost-efficiency, including significant cost reductions, (2) building upon past acquisitions by taking advantage of current conditions and further integrating and consolidating operations and systems for further efficiencies and cost saving opportunities, and (3) capitalizing on acquisition opportunities arising from the economic downturn by identifying and with the objective of acquiring businesses at reduced multiples and favorable valuations.

(Amounts in thousands except per share data, unless otherwise stated)

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended March 31,
	2025	2024	Change	Change
Professional contract services	$21,495	$23,134	$(1,639)	-7%
Direct hire placement services	3,000	2,455	545	22%
Consolidated net revenues	$24,495	$25,589	$(1,094)	-4%

Professional contract staffing services contributed $21,495 or approximately 88% of consolidated revenue and direct hire placement services contributed $3,000, or approximately 12%, of consolidated revenue for the three months ended March 31, 2025. This compares to professional contract staffing services revenue of $23,134, or approximately 90%, of consolidated revenue and direct hire placement revenue of $2,455, or approximately 10%, of consolidated revenue for the three months ended March 31, 2024.

Economic weakness and uncertainties, including persistent inflation and the possibility of recession, continued to negatively impact our results through the three months ended March 31, 2025. Professional contract staffing services revenues decreased $1,639, or 7%, as compared to the three months ended March 31, 2024.

Direct hire placement revenue for the three months ended March 31, 2025 increased by $545, or approximately 22%, over the three months ended March 31, 2024. This increase is largely a result of our leaders positioning themselves to take advantage of recent job cuts in the governmental sectors to recruit available top talent for filling IT positions during the quarter.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended March 31, 2025 decreased by approximately 6% to $16,135 compared to $17,196 for the three months ended March 31, 2024. The $1,061 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

Gross profit percentage by service:

	Three Months
	Ended March 31,
	2025	2024
Professional contract services	24.9%	25.7%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	34.1%	32.8%

(a)

Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses. Unlike temporary contract staffing services, where we maintain primary responsibility for and control the staff members that we provide to perform services for our clients, direct hire placement revenues are only recognized for the net amount of fees we earned acting under an agency type of relationship. Accordingly, none of our costs associated with direct hire placement services are reportable as costs of services deducted from revenues to derive gross profit.

(Amounts in thousands except per share data, unless otherwise stated)

Our combined gross profit margin, including direct hire placement services, for the three-month periods ended March 31, 2025 and 2024 were approximately 34.1% and 32.8%, respectively. Our professional contract staffing services gross margins for the three-month periods ended March 31, 2025 and 2024 were approximately 24.9% and 25.7%, respectively. The net increase in our gross margins overall is mainly attributable to the increase in the mix of direct hire placement revenues, which have a 100% gross margin, from 10% of revenues in the prior year quarter to 12% for the current year quarter. The decline in professional contract staffing services gross margins also are attributable to changes in business mix and include the effects of some price concessions aimed at attracting or retaining business in the current environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•

Compensation and benefits in the operating divisions, which include salaries, wages and commissions earned by our employment consultants, recruiters and branch managers on permanent and temporary placements;

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

Our SG&A for the three months ended March 31, 2025 decreased by $251 as compared to the three months ended March 31, 2024. SG&A for the three months ended March 31, 2025, as a percentage of revenues, were approximately 38.0% compared to approximately 37.3% for the three months ended March 31, 2024. The increase in SG&A expenses as a percentage of revenues during the three months ended March 31, 2025, was primarily attributable to the declines in revenues in relation to the level of fixed SG&A expenses, including fixed personnel-related expenses, occupancy costs, job boards and applicant tracking systems.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $226 and $452 for the three-month periods ended March 31, 2025 and 2024, respectively, and include mainly expenses associated with advisory fees and legal expenses related to other than routine matters.

Amortization and Depreciation Expense

Amortization expense was $225 and $719 for the three-month periods ended March 31, 2025, and 2024, respectively. The significant decline in amortization expense is mainly due to impairment charges recorded during the fiscal year ended September 30, 2024, which substantially reduced the remaining unamortized balances of our identifiable intangible assets and present amortization, accordingly. Depreciation expense was $50 and $66 for the three-month periods ended March 31, 2025, and 2024, respectively.

(Amounts in thousands except per share data, unless otherwise stated)

Goodwill Impairment

We completed an interim goodwill impairment assessment as of March 31, 2025 and determined that our goodwill was impaired. The estimated fair value of our Professional Services reporting unit decreased as compared to those resulting from the September 30, 2024 annual assessment, indicating that the pre-assessment carrying value as of March 31, 2025 exceeded its estimated fair value. As a result, a non-cash goodwill impairment charge of $22,000 was recorded during the three-month period ended March 31, 2025 so that the carrying value of the Professional Services reporting unit reflects its estimated fair value, as determined by the interim evaluations made of our goodwill.

Loss from Operations

Loss from operations was $(23,220) and $(1,948) for the three-month periods ended March 31, 2025 and 2024, respectively. This increase in loss from operations is attributable to the goodwill impairment charge recorded during the three-month period ended March 31, 2025, offset in part by the increase in direct hire placement services revenues as discussed above.

Interest Expense

Interest expense was $89 and $65 for the three-month periods ended March 31, 2025 and 2024, respectively, and is mainly attributable to unused availability and administrative fees on our Facility.

Interest Income

Interest income earned was $139 and $179 for the three-month periods ended March 31, 2025 and 2024, respectively. Interest income is earned on cash balances held in our two brokerage accounts.

Provision for Income Taxes

We recognized income tax expense (benefit) of $9,786 and $(915) for the three-month periods ended March 31, 2025 and 2024, respectively. Our effective tax rate for the three-month period ended March 31, 2025 is lower than the statutory rate primarily due to the effect of the valuation allowance on our net DTA position. Our effective tax rate for the three-month period ended March 31, 2024 is higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In view of the significance of our recent pre-tax book losses and the likelihood of continuing uncertainty in the industry and economy as a whole, management excluded projections of future income from its forecast of the reversal of our DTAs as of March 31, 2025. As a result, it was determined that our net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. As a result, we recorded an additional $12,713 valuation allowance accordingly as of March 31, 2025.

Loss from Discontinued Operations

As a result of our Industrial Segment being deemed a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. Loss from discontinued operations was $(163) and $(89) for the three-month periods ended March 31, 2025 and 2024, respectively.

Consolidated Net Loss

Our consolidated net loss was $(33,119) and $(1,008) for the three-month periods ended March 31, 2025 and 2024, respectively. The increase in consolidated net loss is primarily the result of the non-cash goodwill impairment charge and valuation allowance related to our net deferred tax assets recorded as of March 31, 2025, as explained in the preceding paragraphs.

Six Months Ended March 31, 2025 Compared to the Six Months Ended March 31, 2024

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months
	Ended March 31,
	2025	2024	Change	Change
Professional contract services	$43,009	$48,216	$(5,207)	-11%
Direct hire placement services	5,511	5,510	1	0%
Consolidated net revenues	$48,520	$53,726	$(5,206)	-10%

Professional contract staffing services contributed $43,009 or approximately 89% of consolidated revenue and direct hire placement services contributed $5,511, or approximately 11%, of consolidated revenue for the six months ended March 31, 2025. This compares to professional contract staffing services revenue of $48,216, or approximately 90%, of consolidated revenue and direct hire placement revenue of $5,510, or approximately 10%, of consolidated revenue for the six months ended March 31, 2024.

Economic weakness and uncertainties, including persistent inflation and the possibility of recession, continued to negatively impact our results through the six months ended March 31, 2025. Professional contract staffing services revenues decreased $5,207, or 11%, as compared to the six months ended March 31, 2024.

Direct hire placement revenues for the six-month periods ended March 31, 2025 and 2024 were relatively flat at $5,511 and $5,510, respectively.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the six months ended March 31, 2025 decreased by approximately 10% to $32,234 compared to $35,997 for the six months ended March 31, 2024. The $3,763 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

Gross profit percentage by service:

	Six Months
	Ended March 31,
	2025	2024
Professional contract services	25.1%	25.3%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	33.6%	33.0%

(b)

Includes gross profit from direct hire placements, for which all associated costs are recorded as selling, general and administrative expenses. Unlike temporary contract staffing services, where we maintain primary responsibility for and control the staff members that we provide to perform services for our clients, direct hire placement revenues are only recognized for the net amount of fees we earned acting under an agency type of relationship. Accordingly, none of our costs associated with direct hire placement services are reportable as costs of services deducted from revenues to derive gross profit.

Our combined gross profit margin, including direct hire placement services, for the six-month periods ended March 31, 2025 and 2024 were approximately 33.6% and 33.0%, respectively. Our professional contract staffing services gross margins for the six-month periods ended March 31, 2025 and 2024 were approximately 25.1% and 25.3%, respectively. The net increase in our gross margins is mainly attributable to changes in the mix of direct hire placement revenues, which have a 100% gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include the following categories:

•

Compensation and benefits in the operating divisions, which include salaries, wages and commissions earned by our employment consultants, recruiters and branch managers on permanent and temporary placements;

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

Our SG&A for the six months ended March 31, 2025 decreased by $1,994 as compared to the six months ended March 31, 2024. SG&A for the six months ended March 31, 2025, as a percentage of revenues, were approximately 36.6% compared to approximately 36.7% for the six months ended March 31, 2024. The slight decrease in SG&A expenses as a percentage of revenues during the six months ended March 31, 2025, was primarily attributable to the presence of certain non-cash and/or non-operational and other expenses described below.

SG&A includes certain non-cash costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $317 and $995 for the six-month periods ended March 31, 2025 and 2024, respectively, and include mainly expenses associated with former closed and consolidated locations, legal expenses related to other than routine matters, and personnel costs associated with eliminated positions.

Amortization and Depreciation Expense

Amortization expense was $430 and $1,439 for the six-month periods ended March 31, 2025, and 2024, respectively. The significant decline in amortization expense is mainly due to impairment charges recorded during the fiscal year ended September 30, 2024, which substantially reduced the remaining unamortized balances of our identifiable intangible assets and present amortization, accordingly. Depreciation expense was $105 and $138 for the six-month periods ended March 31, 2025, and 2024, respectively.

Goodwill Impairment

We completed an interim goodwill impairment assessment as of March 31, 2025 and determined that our goodwill was impaired. The estimated fair value of our Professional Services reporting unit decreased as compared to those resulting from the September 30, 2024 annual assessment, indicating that the pre-assessment carrying value as of March 31, 2025 exceeded its estimated fair value. As a result, a non-cash goodwill impairment charge of $22,000 was recorded during the six-month period ended March 31, 2025 so that the carrying value of the Professional Services reporting unit reflects its estimated fair value, as determined by the interim evaluations made of our goodwill.

Loss from Operations

Loss from operations was $(23,993) and $(3,586) for the six-month periods ended March 31, 2025 and 2024, respectively. This increase in loss from operations is attributable to the goodwill impairment charge recorded during the six-month period ended March 31, 2025, offset in part by decreases in SG&A and amortization expense as discussed above.

Interest Expense

Interest expense was $155 and $134 for the six-month periods ended March 31, 2025 and 2024, respectively, and is mainly attributable to unused availability and administrative fees on our Facility.

Interest Income

Interest income earned was $294 and $369 for the six-month periods ended March 31, 2025 and 2024, respectively. Interest income is earned on cash balances held in our two brokerage accounts.

Provision for Income Taxes

We recognized income tax expense (benefit) of $9,786 and $(915) for the six-month periods ended March 31, 2025 and 2024, respectively. Our effective tax rate for the six-month period ended March 31, 2025 is lower than the statutory rate primarily due to the effect of the valuation allowance on our net DTA position. Our effective tax rate for the six-month period ended March 31, 2024 is higher than the statutory tax rate primarily due to the effect of federal tax credits and state and local taxes.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In view of the significance of our recent pre-tax book losses and the likelihood of continuing uncertainty in the industry and economy as a whole, management excluded projections of future income from its forecast of the reversal of our DTAs as of March 31, 2025. As a result, it was determined that our net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. As a result, we recorded an additional $12,713 valuation allowance accordingly as of March 31, 2025.

Loss from Discontinued Operations

As a result of our Industrial Segment being deemed a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. Loss from discontinued operations was $(171) and $(127) for the six-month periods ended March 31, 2025 and 2024, respectively.

Consolidated Net Loss

Our consolidated net loss was $(33,811) and $(2,563) for the six-month periods ended March 31, 2025 and 2024, respectively. The increase in consolidated net loss is primarily the result of the non-cash goodwill impairment charge and valuation allowance related to our net deferred tax assets recorded as of March 31, 2025, as explained in the preceding paragraphs.

Liquidity and Capital Resources

Our primary sources of liquidity are revenues earned and collected from our clients for the placement of contract employees and independent contractors on a temporary basis and permanent employment candidates and borrowings available under our asset-based senior secured revolving credit facility. Uses of liquidity include primarily the costs and expenses necessary to fund operations, including payment of compensation to our contract and permanent employees, and employment-related expenses, operating costs and expenses, taxes and capital expenditures.

The following table sets forth certain consolidated statements of cash flows data, including cash flows from discontinued operations:

	Six Months
	Ended March 31,
	2025	2024
Cash flows (used in) provided by operating activities	$(1,141)	$423
Cash flows used in investing activities	(972)	(38)
Cash flows used in financing activities	(39)	(1,656)

As of March 31, 2025, we had $18,676 of cash, a decrease of $2,152 from $20,828 as of September 30, 2024.

As of March 31, 2025, we had working capital of $24,109 compared to $26,079 as of September 30, 2024. The decreases in cash and working capital are mainly attributable to the distribution of cash proceeds of $1,100 to the sellers of Hornet, and related expenses paid; and the effects of lower overall business volume during the six-months ended March 31, 2025.

The primary use of cash for investing activities was for the acquisition of Hornet during the six months ended March 31, 2025. As described under Note 2, on January 3, 2025, we completed the acquisition of 100% of the outstanding common stock of Hornet Staffing, Inc., which is now our wholly owned subsidiary. We paid $1,100 of cash consideration at closing on January 3, 2025, and entered into two 5% uncollateralized subordinated promissory notes with the sellers in the aggregate amount of $400, each payable in two equal annual installments due at the end of the two subsequent years following closing. The purchase price and our obligations under the subordinated promissory notes are subject to reduction in the event Hornet Staffing does not achieve agreed upon profit metrics during the two years subsequent to closing on a dollar-for-dollar basis.

The cash flows used in financing activities were primarily for purchases of treasury stock during the six-months ended March 31, 2024, and payments made on finance leases during the six-month periods ended March 31, 2025 and 2024.

We had $7,368 in availability for borrowings under our facility as of March 31, 2025. There were no outstanding borrowings on the Facility as of March 31, 2025, or September 30, 2024, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On April 27, 2023, our Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of our currently outstanding shares of common stock. The share repurchase program continued through December 31, 2023. The repurchase program did not obligate us to repurchase any number of shares of common stock. The share repurchase program was conducted in accordance with Rules 10b-5 and 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, shares of common stock were purchased from time to time in the open market transactions and in amounts we deemed appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During the six-months ended March 31, 2024, we repurchased 2,717 shares of our common stock at a total cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, we repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

On August 13, 2024, we re-issued 642 of its treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. The treasury shares were reissued in lieu of issuing 642 new shares of our common stock, therefore, while our total number of outstanding shares of common stock increased by 642, its total number of issued shares of common stock did not increase as a result of the reissuance of treasury shares instead.

All our office facilities are leased. Minimum lease payments under all our lease agreements for the twelve-month period commencing after the close of business on March 31, 2025, are approximately $1,158. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on March 31, 2025.

Management believes that we can generate adequate liquidity to meet our obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2025, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2025, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's six-month period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

GEE GROUP INC.
(Registrant)

Date: May 14, 2025	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

