Form 10-Q
period 2025-06-30
GEE Group Inc.
filed 2025-08-13
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2025 was 109,413,244.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2025

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

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

	June 30, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash	$18,622	$20,735
Accounts receivable, less allowances ($117 and $144, respectively)	11,752	12,751
Prepaid expenses and other current assets	1,304	762
Current assets of discontinued operations	-	1,153
Total current assets	31,678	35,401
Property and equipment, net	401	546
Goodwill	24,762	46,008
Intangible assets, net	822	834
Deferred tax assets, net	-	9,495
Right-of-use assets	2,759	3,115
Other long-term assets	142	295
Noncurrent assets of discontinued operations	-	208
TOTAL ASSETS	$60,564	$95,902

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,426	$1,960
Accrued compensation	3,992	5,026
Current operating lease liabilities	1,050	1,090
Current portion of notes payable	196	-
Other current liabilities	902	899
Current liabilities of discontinued operations	-	347
Total current liabilities	7,566	9,322
Deferred taxes, net	329	-
Noncurrent operating lease liabilities	2,048	2,254
Notes payable	196	-
Other long-term liabilities	30	82
Noncurrent liabilities of discontinued operations	-	33
Total liabilities	10,169	11,691

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 109,413 shares outstanding at June 30, 2025 and September 30, 2024	113,547	113,129
Accumulated deficit	(59,966)	(25,732)
Treasury stock; at cost - 5,487 shares at June 30, 2025 and September 30, 2024	(3,186)	(3,186)
Total shareholders' equity	50,395	84,211
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,564	$95,902

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET REVENUES:
Contract staffing services	$21,301	$23,761	$64,310	$71,977
Direct hire placement services	3,222	3,287	8,733	8,797
NET REVENUES	24,523	27,048	73,043	80,774

Cost of contract services	15,842	17,819	48,076	53,816
GROSS PROFIT	8,681	9,229	24,967	26,958

Selling, general and administrative expenses	8,951	9,753	26,695	29,491
Depreciation expense	49	63	154	201
Amortization of intangible assets	225	720	655	2,159
Intangible assets impairment charges	-	5,209	-	5,209
Goodwill impairment charges	-	14,201	22,000	14,201
LOSS FROM OPERATIONS	(544)	(20,717)	(24,537)	(24,303)
Interest expense	(112)	(113)	(267)	(247)
Interest income	140	179	434	548
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(516)	(20,651)	(24,370)	(24,002)
Provision for income tax (expense) benefit attributable to continuing operations	115	2,546	(9,671)	3,461
LOSS FROM CONTINUING OPERATIONS	(401)	(18,105)	(34,041)	(20,541)
Loss from discontinued operations, net of tax (Note 3)	(22)	(1,181)	(193)	(1,308)
CONSOLIDATED NET LOSS	$(423)	$(19,286)	$(34,234)	$(21,849)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	109,413	108,772	109,413	109,150

BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(0.00)	$(0.17)	$(0.31)	$(0.19)
From discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Consolidated net loss per share	$(0.00)	$(0.18)	$(0.31)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2024	114,900	$113,129	5,487	$(3,186)	$(25,732)	$84,211
Share-based compensation	-	118	-	-	-	118
Net loss	-	-	-	-	(692)	(692)
Balance, December 31, 2024	114,900	$113,247	5,487	$(3,186)	$(26,424)	$83,637

Share-based compensation	-	123	-	-	-	123
Net loss	-	-	-	-	(33,119)	(33,119)
Balance, March 31, 2025	114,900	$113,370	5,487	$(3,186)	$(59,543)	$50,641

Share-based compensation	-	177	-	-	-	177
Net loss	-	-	-	-	(423)	(423)
Balance, June 30, 2025	114,900	$113,547	5,487	$(3,186)	$(59,966)	$50,395

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2023	114,900	$112,915	3,412	$(1,984)	$(1,630)	$109,301
Purchase of treasury stock	-	-	2,717	(1,575)	-	(1,575)
Share-based compensation	-	153	-	-	-	153
Net loss	-	-	-	-	(1,555)	(1,555)
Balance, December 31, 2023	114,900	$113,068	6,129	$(3,559)	$(3,185)	$106,324

Share-based compensation	-	157	-	-	-	157
Net loss	-	-	-	-	(1,008)	(1,008)
Balance, March 31, 2024	114,900	$113,225	6,129	$(3,559)	$(4,193)	$105,473

Share-based compensation	-	149	-	-	-	149
Net loss	-	-	-	-	(19,286)	(19,286)
Balance, June 30, 2024	114,900	$113,374	6,129	$(3,559)	$(23,479)	$86,336

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Nine Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,234)	$(21,849)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on disposal of assets	3	-
Depreciation and amortization	814	2,394
Amortization of operating lease right-of-use assets	934	1,090
Intangible assets impairment charges	-	5,209
Goodwill impairment charges	22,000	15,285
Share-based compensation	418	459
Provisions for (recoveries of) credit losses	(1)	59
Gain on sale of Industrial Segment	(133)	-
Deferred income taxes	9,671	(3,461)
Amortization of debt issuance costs	115	115
Changes in operating assets and liabilities:
Accounts receivable	2,024	3,764
Other assets	(402)	(312)
Accounts payable	(1,020)	(396)
Accrued compensation	(1,231)	(1,593)
Operating lease liabilities	(824)	(1,156)
Other liabilities	(18)	(725)
Net cash used in operating activities	(1,884)	(1,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(16)	(58)
Business acquisition, net of cash acquired	(968)	-
Proceeds from sale of Industrial Segment	712	-
Net cash used in investing activities	(272)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	-	(1,575)
Payments on finance leases	(50)	(126)
Net cash used in financing activities	(50)	(1,701)

Net change in cash	(2,206)	(2,876)

Cash at beginning of period	20,828	22,471

Cash at end of period	18,622	19,595
Less cash from discontinued operations	-	(233)
Cash from continuing operations at end of period	$18,622	$19,362

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$152	$138
Cash paid for taxes	45	131

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024 as filed on December 19, 2024.

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

The total consideration paid for the purchased shares was $1,500, consisting of (i) a $1,100 cash payment, and (ii) the issuance to its former shareholders of subordinated and unsecured promissory notes (the "Promissory Notes") totaling an aggregate initial principal amount of $400. Interest on the outstanding principal balances of the Promissory Notes is payable at a fixed rate of 5% per annum. Payments on the Promissory Notes shall be made annually with the first payment due on the first anniversary of the issuance dates and the second and final payment due on the second anniversary of the issuance date. The Company also paid legal and professional fees of $111 related to the purchase during the nine months ended June 30, 2025, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

The assets and liabilities of Hornet were recorded at their estimated fair values as of the closing date of the Purchase Agreement. The Promissory Notes were recorded net of discounts of $8 at the acquisition date. The following table summarizes the preliminary balance sheet at January 3, 2025:

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Assets purchased	$612
Liabilities assumed (a)	517
Net assets purchased	95
Purchase consideration:
Cash paid at closing	1,100
Promissory notes, net	392
Intangible assets from purchase	$1,397

(a)

Liabilities assumed includes a $155 deferred tax liability present at January 3, 2025 but recorded by the Company during the three months ended June 30, 2025 due to a post-closing tax election made during the quarter.

An independent preliminary purchase price allocation and valuation has been performed to identify intangible assets acquired. The allocation to these intangible assets is as follows:

	Fair Value	Useful Life
Customer relationships	$564	8 years
Tradename	68	10 years
Non-compete	11	2 years
Goodwill (a)	754	Indefinite
Total intangible assets acquired	$1,397

(a)	Goodwill increased by $155 as a result of the deferred tax liability recorded during the three months ended June 30, 2025, as noted above.

The following table represents the unaudited consolidated pro forma results of operations for the three and nine-month periods ended June 30, 2025 and 2024 had the acquisition occurred on October 1, 2023, the first day of the most historic period reported in this Quarterly Report on Form 10-Q. This unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on October 1, 2023. This information is based on Hornet’s unaudited historical financial statements.

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2025	2024	2025	2024
Net revenues	$24,523	$28,422	$74,631	$85,140
Cost of contract services	15,842	18,992	49,434	57,550
Gross profit	8,681	9,430	25,197	27,590
Selling, general and administrative expenses	8,951	9,876	26,847	29,952
Net loss	(401)	(18,026)	(33,964)	(20,368)

Basic and diluted loss per share	$0.00	$(0.17)	$(0.31)	$(0.19)

3. Discontinued Operations

On April 18, 2024, the Company’s Mergers and Acquisitions (“M&A”) committee of the Board of Directors completed its review of strategic alternatives recommended by an outside investment banking firm. This included recommendation of divesture of the Company’s Industrial Segment which was subsequently approved by the Company’s full Board of Directors on May 13, 2024. Management thereafter began the process of identifying and contacting potential buyers. As of March 31, 2025, the Company’s plan to sell its Industrial Segment met all the criteria for the first time to be reported as discontinued operations under U.S. GAAP, the final one being making the determination that the sale or other disposition would be completed within twelve months.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

On June 2, 2025, the Company entered into an agreement for the sale of certain operating assets of its Industrial Segment, including those of BMCH, Inc., Triad Logistics, Inc., and its Triad Staffing brand. The Company received total cash consideration of $250 from the buyer at closing and is to receive an additional $788 payable during the first 90 days following closing. The Company has received $462 of the additional payments due as of June 30, 2025. The remaining receivable of $326 is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheet as of June 30, 2025. A pre-tax net gain of $133, including transaction costs of $97, is included in discontinued operations for the three-month period ended June 30, 2025. The remaining assets of the Industrial Segment not sold were distributed to the Company.

Assets and Liabilities of Discontinued Operations

The balances of assets and liabilities under the Industrial Segment as of June 30, 2025 and September 30, 2024 consisted of the following:

	June 30, 2025	September 30, 2024
Assets of discontinued operations:
Cash	$-	$93
Accounts receivable, net	-	996
Prepaid expenses and other current assets	-	64
Property and equipment, net	-	13
Right-of-use assets	-	138
Other long-term assets	-	57
Total assets of discontinued operations	$-	$1,361

Liabilities of discontinued operations:
Accounts payable	$-	$27
Accrued compensation	-	197
Current operating lease liabilities	-	105
Other current liabilities	-	18
Noncurrent operating lease liabilities	-	33
Total liabilities of discontinued operations	$-	$380

Net Loss from Discontinued Operations

Results of the Industrial Segment for the three and nine-month periods ended June 30, 2025 and 2024, respectively, consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$1,068	$2,408	$4,614	$7,363
Expenses:
Cost of contract services	744	2,042	3,663	6,223
Selling, general and administrative expenses	479	450	1,273	1,324
Depreciation expense	-	11	4	34
Goodwill impairment charge	-	1,084	-	1,084
Interest expense	-	2	-	6
Loss from discontinued operations before gain on sale and income taxes	(155)	(1,181)	(326)	(1,308)
Gain on sale of Industrial Segment	133	-	133	-
Provision for income tax expense attributable to discontinued operations	-	-	-	-
Loss from discontinued operations, net of tax	$(22)	$(1,181)	$(193)	$(1,308)

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Cash Flows from Discontinued Operations

There were no capital expenditures or other significant cash flows under the Industrial Segment during the nine-month period ended June 30, 2024. The net cash flows of the Industrial Segment during the nine-month period ended June 30, 2025 included the cash proceeds of $712 received as consideration on the sale.

4. Recent Accounting Pronouncements

Recently Adopted

In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which contains authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance was effective for fiscal years beginning after December 15, 2022. ASU 2016-13 became effective for the Company on October 1, 2023. The new guidance was implemented during the nine-month period ended June 30, 2024, is applicable to the Company’s trade (accounts) receivable and did not have a material impact on its unaudited condensed consolidated financial statements taken as a whole.

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has not yet determined the potential impact of implementation of the new guidance on its condensed consolidated financial statements taken as a whole.

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

5. Cash and Cash Equivalents, Customer Concentrations, and Allowances for Credit Losses

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2025 and September 30, 2024, there were no cash equivalents.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. During 2023, the Company entered into enhanced deposit arrangements with two financial institutions in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $14,944 and $14,515 as of June 30, 2025 and September 30, 2024, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $2,646 and $5,194 as of June 30, 2025 and September 30, 2024, respectively. We have never experienced any material losses related to cash on deposit with banks.

Customer Concentrations

The Company’s single largest customer made up approximately 10% of the Company’s consolidated revenues for the three and nine-month periods ended June 30, 2025.

The Company has two customers that, in aggregate, made up approximately 20% and 27% of the consolidated accounts receivable balance as of June 30, 2025 and September 30, 2024, respectively. These two customers are offered extended payment terms due to the frequency and volume of our services that they utilize. Each maintains excellent creditworthiness and the Company has not historically experienced any losses related to these two customers.

Allowance for Credit Losses

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for credit losses is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. The Company adopted the methodology under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), during the nine-month period ended June 30, 2024. The amendments in ASU 2016-13 replace the probable incurred loss impairment methodology underlying our previous allowance for doubtful accounts with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under ASU 2016-13, an allowance is recorded with a corresponding charge to bad debt expense for expected credit losses in our accounts receivable including consideration of the effects of past, present and future conditions that may reasonably be expected to impact credit losses. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance for credit losses is reflected in the unaudited condensed consolidated balance sheet as a reduction of accounts receivable. The impact of the adoption of ASU 2016-13 was immaterial to the Company’s unaudited condensed consolidated financial statements.

As of June 30, 2025 and September 30, 2024, the allowance for credit losses was $117 and $144, respectively.

A summary of changes in this account is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$133	$147	$144	$118
Provisions for (recoveries of) credit losses	(13)	11	(1)	84
Accounts receivable write-offs	(3)	(4)	(26)	(48)
Ending balance	$117	$154	$117	$154

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Liabilities for falloffs and refunds during the period are reflected in other current liabilities in the unaudited condensed consolidated balance sheets in the amounts of $66 and $102, as of June 30, 2025, and September 30, 2024, respectively. The corresponding charges included in the unaudited condensed consolidated statements of operations as reductions of direct hire placement service revenues were approximately $152 and $8 for the three-month periods and $404 and $238 for the nine-month periods ended June 30, 2025 and 2024, respectively.

6. Advertising Expenses

The Company expenses the costs of job boards used for identifying and recruiting candidates, print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $489 and $520 for the three-month periods and $1,413 and $1,588 for the nine-month periods ended June 30, 2025 and 2024, respectively.

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

Due to the loss from continuing operations reported for the three and nine-month periods ended June 30, 2025 and 2024, there were no dilutive incremental shares considered in the calculation of dilutive shares. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 5,001 and 4,336 for the three-month periods and 4,440 and 4,164 for the nine-month periods ended June 30, 2025 and 2024, respectively.

8. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2025	September 30, 2024
Computer software	$121	$472
Computer equipment	1,170	2,102
Furniture and fixtures	630	941
Leasehold improvements	99	176
Total property and equipment, at cost	2,020	3,691
Accumulated depreciation	(1,619)	(3,145)
Property and equipment, net	$401	$546

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the unaudited condensed consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2025	2024	2025	2024
Amortization of finance lease assets	$23	$23	$68	$71
Interest on finance lease liabilities	2	5	6	15

Supplemental balance sheet information related to finance leases consisted of the following:

	June 30, 2025	September 30, 2024
Net book value of finance leases	$134	$202
Weighted average remaining lease term for finance leases	1.4 years	2.2 years
Weighted average discount rate for finance leases	5.3%	5.3%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of June 30, 2025:

Remainder of Fiscal 2025	$18
Fiscal 2026	73
Fiscal 2027	12
Less: Imputed interest	(4)
Present value of finance lease liabilities (a)	$99

(a)	Includes current portion of $69 for finance leases.

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

Operating lease expenses included in selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations were $410 and $526 for the three-month periods and $1,329 and $1,525 for the nine-month periods ended June 30, 2025 and 2024, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Nine Months Ended June 30,
	2025	2024
Cash paid for operating lease liabilities	$930	$1,193
Right-of-use assets obtained in exchange for new operating lease liabilities	488	87

Supplemental balance sheet information related to operating leases consisted of the following:

	June 30, 2025	September 30, 2024
Weighted average remaining lease term for operating leases	2.4 years	2.6 years
Weighted average discount rate for operating leases	5.6%	5.6%

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2025, including certain closed offices are as follows:

Remainder of Fiscal 2025	$325
Fiscal 2026	1,048
Fiscal 2027	893
Fiscal 2028	620
Fiscal 2029	316
Thereafter	123
Less: Imputed interest	(227)
Present value of operating lease liabilities (a)	$3,098

(a)	Includes current portion of $1,050 for operating leases.

10. Goodwill and Intangible Assets

Goodwill

The Company performs a goodwill impairment assessment at least annually but may perform interim assessments if a triggering event occurs that may indicate the fair value of a reporting unit decreased below its carrying value. The net loss experienced in the three and six-month periods ended March 31, 2025, and the negative trend in the Company’s stock price and market capitalization at that time, in management’s view, represented one or more triggering events that indicated the Company’s goodwill may have been impaired. The Company reevaluated its financial forecast for the March 2025 quarterly results and performed an interim impairment assessment of its goodwill using the updated information. The results of the interim assessment indicated the Company’s goodwill assigned to its Professional Services reporting unit was impaired. As a result, the Company reduced its goodwill by $22,000 with a corresponding non-cash impairment charge recognized in its unaudited condensed consolidated statements of operations for the nine-month period ended June 30, 2025.

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

A summary of goodwill balances of the Company’s Professional Services reporting unit is presented as follows:

	Goodwill	Accumulated Impairment	Carrying Amount
As of September 30, 2024	$75,510	$(29,502)	$46,008
Addition from business acquisition	754	-	754
Impairment adjustment	-	(22,000)	(22,000)
As of June 30, 2025	$76,264	$(51,502)	$24,762

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following provides a summary of the Company’s separately identifiable intangible assets as of June 30, 2025 and September 30, 2024 and estimated future amortization expense:

	June 30, 2025				September 30, 2024
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships	$27,521	$(5,153)	$(21,671)	$697	$26,957	$(5,153)	$(21,147)	$657
Trade names	8,397	(56)	(8,224)	117	8,329	(56)	(8,096)	177
Non-competes	4,342	-	(4,334)	8	4,331	-	(4,331)	-
Total	$40,260	$(5,209)	$(34,229)	$822	$39,617	$(5,209)	$(33,574)	$834

Remainder of Fiscal 2025	$202
Fiscal 2026	122
Fiscal 2027	79
Fiscal 2028	77
Fiscal 2029	77
Thereafter	265
$822

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

11. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2025	September 30, 2024
Accrued audit fees	$49	$47
Accrued client rebates	199	340
Accrued severance	-	45
Current finance leases payable	69	67
Reserve for falloffs	66	102
Other	519	298
Total other current liabilities	$902	$899

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

As of June 30, 2025, the Company had no outstanding borrowings and $6,566 of unused capacity available for borrowing under the terms of the Facility. The Company had $140 and $255 in unamortized debt issuance costs associated with the Facility as of June 30, 2025 and September 30, 2024, respectively. Of these costs, $140 and $153 were reflected in other current assets on the unaudited condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024, respectively, with the remainder being reflected in other long-term assets. The amortization expense of these debt costs totaled $39 for the three-month periods and $115 for the nine-month periods ended June 30, 2025 and 2024. The unused line fees incurred and included in interest expense totaled $25 for the three-month periods and $76 for the nine-month periods ended June 30, 2025 and 2024.

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

13. Shareholders’ Equity

Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of June 30, 2025, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of June 30, 2025, there were 6,817 shares available to be granted under the Plan (4,005 shares available for restricted stock grants and 2,812 shares available for non-qualified stock option grants).

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

The Company granted 48 shares of restricted stock under the AICP during the nine months ended June 30, 2025. Of the 48 shares granted, 8 were granted based on actual fiscal 2023 results and will cliff vest on December 1, 2026, the second anniversary from their date of grant, based on future service and performance. The remaining 40 future service and performance-based shares granted were based on fiscal 2022 results and will cliff vest on December 1, 2025, the first anniversary from their date of grant. These service plus performance-based restricted shares are subject to adjustment over their corresponding fiscal 2025 reporting period based on probability of achieving the fiscal 2025 financial targets set by the Company’s Board of Directors. The shares currently reported have been adjusted based on the probable outcome as compared to these financial targets. The final number of fiscal 2023 and 2022 service plus performance-based restricted shares granted will be determined once the actual financial performance of the Company is determined for fiscal 2025.

Share-based compensation expense attributable to restricted stock was $53 and $78 for the three-month periods and $161 and $230 for the nine-month periods ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $143 of unrecognized compensation expense related to restricted stock outstanding and the weighted average remaining vesting period for those grants was 0.73 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2024	906	0.71
Granted	48	0.25
Vested	-	-
Non-vested restricted stock outstanding as of December 31, 2024	954	0.69
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2025	954	0.69
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of June 30, 2025	954	0.69

Warrants

The Company had no warrants outstanding as of June 30, 2025. As of September 30, 2024, the Company had 77 warrants outstanding with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 0.5 years. All outstanding warrants expired during the nine months ended June 30, 2025.

Stock Options

All stock options outstanding as of June 30, 2025 and September 30, 2024 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company granted 1,550 stock options during the nine months ended June 30, 2025. The Company’s stock options generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $124 and $71 for the three-month periods and $257 and $229 for the nine-month periods ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $547 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 2.95 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2024	3,351	1.17	0.93	7.08	-
Granted	-	-	-	-	-
Forfeited	(153)	0.72	1.10	-	-
Options outstanding as of December 31, 2024	3,198	1.19	0.95	6.78	-
Granted	1,150	0.23	0.19	-	-
Forfeited	(10)	0.59	0.49	-	-
Options outstanding as of March 31, 2025	4,338	0.93	0.75	7.41	-
Granted	400	0.20	0.14	-	-
Forfeited	(51)	1.09	0.97	-	-
Options outstanding as of June 30, 2025	4,687	0.87	0.69	7.40	-

Exercisable as of September 30, 2024	2,293	1.43	1.13	6.38	-
Exercisable as of June 30, 2025	3,000	1.15	0.91	6.53	-

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

The Company repurchased 2,717 shares of its common stock under program during the nine-month period ended June 30, 2024, at a net cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

14. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and nine-month periods ended June 30, 2025 and 2024:

	Three Months Ended, June 30,		Nine Months Ended, June 30,
	2025	2024	2025	2024
Provision for income tax expense (benefit)	$(115)	$(2,546)	$9,671	$(3,461)
Effective tax rate	22%	12%	-40%	14%

The effective income tax rates on operations are based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies.

The effective tax rate for the three months ended June 30, 2025 is higher than the statutory rate primarily due to the change in the valuation allowance between quarters. The incremental change in valuation allowance has a greater impact because of the smaller change in pre-tax book loss. The effective tax rates for the nine months ended June 30, 2025 and the three and nine-month periods ended June 30, 2024 are lower than the statutory rate mainly due to the effects of the non-cash impairment charges recognized for intangible assets and goodwill and the valuation allowance on the net deferred tax asset (“DTA”) position. Other than the deferred tax liability relating to indefinite lived assets, the Company is maintaining a full valuation allowance against the remaining net DTA position.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In view of the significance of the Company’s recent pre-tax book losses and likelihood of continuing uncertainty in the industry and economy as a whole, management reduced projections of future income from its forecast of the reversal of its DTAs as of March 31, 2025. As a result, it was determined that the Company's net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets are realizable. The Company recorded an additional $12,426 valuation allowance, resulting in a total valuation allowance of $13,220, during the nine months ended June 30, 2025, accordingly.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The One Big Beautiful Bill of 2025

On July 4, 2025, H.R.1 - One Big Beautiful Bill was enacted, introducing a wide range of tax reforms for businesses. Due to the Company's loss position and limited exposure to affected provisions, the bill’s overall impact is not material. The Company has historically elected out of bonus depreciation for all classes of property under Section 168(k)(7) and depreciates assets under MACRS without accelerated expensing. The Company continues to monitor ongoing regulatory guidance related to the new law.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Professional Staffing Services
Permanent placement revenue	$3,222	$3,287	$8,733	$8,797
Permanent placement services gross margin	100%	100%	100%	100%
Contract services revenue	$21,301	$23,761	$64,310	$71,977
Contract services gross margin	25.6%	25.0%	25.2%	25.2%
Depreciation and amortization	$274	$783	$809	$2,360
Income (loss) from operations	1,014	(19,127)	(19,948)	(19,256)
Accounts receivable, net	11,752	13,612	11,752	13,612
Intangible assets	822	1,038	822	1,038
Goodwill	24,762	46,008	24,762	46,008
Total assets	60,564	95,276	60,564	95,276

Unallocated Expenses
Corporate administrative expenses	$1,142	$1,199	$3,446	$3,872
Corporate facility expenses	121	125	389	372
Share-based compensation expense	177	149	418	459
Board related expenses	118	117	336	344
Total unallocated expenses	$1,558	$1,590	$4,589	$5,047

Consolidated
Total revenue	$24,523	$27,048	$73,043	$80,774
Depreciation and amortization	274	783	809	2,360
Loss from operations	(544)	(20,717)	(24,537)	(24,303)
Accounts receivable, net	11,752	13,612	11,752	13,612
Intangible assets	822	1,038	822	1,038
Goodwill	24,762	46,008	24,762	46,008
Total assets of continuing operations	60,564	95,276	60,564	95,276

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., Hornet Staffing, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., and Triad Personnel Services, Inc. are providers of permanent and temporary professional and industrial staffing and placement services in and near several major U.S. cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, and data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. GEE Group Inc.’s former wholly owned subsidiaries, BMCH, Inc. and Triad Logistics, Inc., provided temporary staffing services for our industrial clients until their operations were discontinued and assets were sold on June 2, 2025.

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

We market our services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services, and Hornet Staffing. As of June 30, 2025, we operated from locations in ten (10) states, including nineteen (19) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in each of Georgia and Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) three offices and one additional local market presence in Texas; (v) six offices and one additional local market presence in Florida; and (vi) two offices in Ohio.

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

Our contract and placement services are currently provided under our Professional Staffing Services operating division or segment. Our former Industrial Staffing Services segment was deemed a discontinued operation as of the quarter ended March 31, 2025 and is excluded from results of continuing operations reported in this MD&A, unless otherwise stated.

Results of Operations

Summary and Outlook

We have incurred a net loss of $(423) thousand for the fiscal third quarter ended June 30, 2025. The net loss is primarily attributable to continuation of adverse trends and conditions in the U.S. labor markets that began in 2023, continued throughout 2024, and have persisted so far in 2025. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Likewise, the U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook remains mixed as to when these conditions may be expected to definitively subside. The net loss for the third quarter ended June 30, 2025, has lessened relative to the prior sequential quarters of fiscal 2025 due to the presence of a $22 million pre-tax non-cash impairment charge in the quarter ended March 31, 2025, and operating cost reductions and other productivity improvement measures.

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

As of March 31, 2025, and continuing through June 30, 2025, we classified and reported our Industrial Segment as a discontinued operation. The decision to discontinue this division is in continuance with our long-term strategy and focus on the professional verticals within our business. The initiative to seek a buyer for the Industrial Segment was approved on April 18, 2024, as part of our plans and budgets comprehended in the M&A Committee’s strategic recommendations developed during a formal review of strategic alternatives last year. Other strategic recommendations stemming from the strategic alternatives review are on-going, including (1) proactive measures to streamline operations and enhance growth opportunities and cost-efficiency, including significant cost reductions, (2) building upon past acquisitions by taking advantage of current conditions and further integrating and consolidating operations and systems for further efficiencies and cost saving opportunities, and (3) capitalizing on acquisition opportunities arising from the economic downturn by identifying and with the objective of acquiring businesses at reduced multiples and favorable valuations.

On June 2, 2025, we entered into an agreement for the sale of certain operating assets of the Industrial Segment, including those of BMCH, Inc., Triad Logistics, Inc., and our Triad Staffing brand. We received total cash consideration of $250 from the buyer at closing and are to receive an additional $788 payable during the first 90 days following closing. We have received $462 of the additional payments due as of June 30, 2025. A pre-tax net gain of $133, including transaction costs of $97, is included in discontinued operations for the three-month period ended June 30, 2025. The remaining assets of the Industrial Segment not sold were distributed to the Company.

(Amounts in thousands except per share data, unless otherwise stated)

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended June 30,
	2025	2024	Change	Change
Professional contract services	$21,301	$23,761	$(2,460)	-10%
Direct hire placement services	3,222	3,287	(65)	-2%
Consolidated net revenues	$24,523	$27,048	$(2,525)	-9%

Professional contract staffing services contributed $21,301 or approximately 87% of consolidated revenue and direct hire placement services contributed $3,222, or approximately 13%, of consolidated revenue for the three months ended June 30, 2025. This compares to professional contract staffing services revenue of $23,761, or approximately 88%, of consolidated revenue and direct hire placement revenue of $3,287, or approximately 12%, of consolidated revenue for the three months ended June 30, 2024.

Economic uncertainties, including persistent inflation and the possibility of recession, continued to adversely affect trends and conditions in the U.S. labor markets, which in turn, have continued to negatively impact our results through the three months ended June 30, 2025. Professional contract staffing services revenues decreased $2,460, or 10%, as compared to the three months ended June 30, 2024. Professional contract staffing services for the three months ended June 30, 2025 includes $1,157 of revenues generated by Hornet, which was acquired by the Company effective January 3, 2025.  The former light industrial segment revenues of $1,068 and $2,048 for the three months ended June 30, 2025 and 2024, respectively, have been reclassified as discontinued operations and are no longer included in professional contract staffing services.

Direct hire placement revenue for the three months ended June 30, 2025 decreased $65, or approximately 2%, as compared to the three months ended June 30, 2024.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended June 30, 2025 decreased by approximately 11% to $15,842 compared to $17,819 for the three months ended June 30, 2024. The $1,977 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

Gross profit percentage by service:

	Three Months
	Ended June 30,
	2025	2024
Professional contract services	25.6%	25.0%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	35.4%	34.1%

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

(Amounts in thousands except per share data, unless otherwise stated)

Our combined gross profit margin, including direct hire placement services, for the three-month periods ended June 30, 2025 and 2024 were approximately 35.4% and 34.1%, respectively. Our professional contract staffing services gross margins for the three-month periods ended June 30, 2025 and 2024 were approximately 25.6% and 25.0%, respectively. The net increase in our combined gross margin is mainly attributable to an increase in the mix of direct hire placement revenues, which have a 100% gross margin. The increase in professional contract staffing services gross margin is attributable to net increases in prices and spreads on some of our professional contract services businesses.

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

Our SG&A for the three months ended June 30, 2025 decreased by $802 as compared to the three months ended June 30, 2024. SG&A for the three months ended June 30, 2025, as a percentage of revenues, were approximately 36.5% compared to approximately 36.1% for the three months ended June 30, 2024. The increase in SG&A expenses as a percentage of revenues during the three months ended June 30, 2025 was attributable to lower revenues in relation to fixed costs, including certain personnel, occupancy and costs associated with applicant tracking systems and job boards. In addition, higher incentive compensation on direct hire placement revenues, which remained relatively level quarter over quarter, as contrasted with lower professional contract revenues, contributed to the higher SG&A ratios. These two items were offset by certain cost reductions and productivity improvements during the three months ended June 30, 2025.

SG&A includes certain non-cash and non-operational costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $68 and $46 for the three-month periods ended June 30, 2025 and 2024, respectively, and include mainly expenses associated with advisory fees and legal expenses related to other than routine matters.

Amortization and Depreciation Expense

Amortization expense was $225 and $720 for the three-month periods ended June 30, 2025, and 2024, respectively. The significant decline in amortization expense is mainly due to impairment charges recorded during the fiscal year ended September 30, 2024, which substantially reduced the remaining unamortized balances of our identifiable intangible assets and present amortization, accordingly. Depreciation expense was $49 and $63 for the three-month periods ended June 30, 2025, and 2024, respectively.

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets Impairment

We performed an evaluation of our intangible assets as of June 30, 2024, and determined that certain asset groups associated with our intangible assets including certain customer lists and tradenames were producing negative or sufficiently low gross cash flows that their estimated future discounted cash flows indicated impairments of the remaining unamortized balances. As a result, we recorded a non-cash impairment charge of $5,209 on intangible assets during the three months ended June 30, 2024.

Goodwill Impairment

We completed an interim goodwill impairment assessment as of June 30, 2024 and determined that our goodwill was impaired. The estimated fair value of the Professional Services reporting unit decreased as compared to those resulting from the September 30, 2023 annual assessment, indicating that the pre-assessment carrying value as of June 30, 2024 exceeded the estimated fair values. As a result, a non-cash goodwill impairment charge of $14,201 was taken during the three months ended June 30, 2024 so that the carrying value of the Professional Services reporting unit reflected its estimated fair value, as determined by the interim evaluations made of our goodwill.

Loss from Operations

Loss from operations was $(544) and $(20,717) for the three-month periods ended June 30, 2025 and 2024, respectively. This improvement in loss from operations is due to the inclusion of the non-cash impairment charges discussed in the preceding paragraphs in the three months ended June 30, 2024. In addition, we have made certain cost reductions and productivity improvements that have contributed to the improvement in the current quarter over prior sequential quarters of fiscal 2025.

Interest Expense

Interest expense was $112 and $113 for the three-month periods ended June 30, 2025 and 2024, respectively, and is mainly attributable to unused availability and administrative fees on our Facility.

Interest Income

Interest income earned was $140 and $179 for the three-month periods ended June 30, 2025 and 2024, respectively. Interest income is earned on cash balances held in our two brokerage accounts.

Provision for Income Taxes

We recognized income tax benefits of $115 and $2,546 for the three-month periods ended June 30, 2025 and 2024, respectively. Our effective tax rate for the three-month period ended June 30, 2025 is higher than the statutory rate primarily due to the change in the valuation allowance between quarters. The incremental change in valuation allowance has a greater impact because of the smaller change in pre-tax book loss. Our effective tax rate for the three-month period ended June 30, 2024 is lower than the statutory rate primarily due to the effect of the valuation allowance on our net DTA position. Other than the deferred tax liability relating to indefinite lived assets, we are maintaining a full valuation allowance against the remaining net DTA position.

Loss from Discontinued Operations

As a result of our Industrial Segment being deemed a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. On June 2, 2025, we entered into an agreement to sell certain operating assets of our Industrial Segment and recorded a gain on sale of $133 during the three-month period ended June 30, 2025. Loss from discontinued operations, including the gain recorded upon sale, was $(22) and $(1,181) for the three-month periods ended June 30, 2025 and 2024, respectively.

Consolidated Net Loss

Our consolidated net loss was $(423) and $(19,286) for the three-month periods ended June 30, 2025 and 2024, respectively. The improvement in consolidated net loss is primarily the result of the non-cash impairment charges recorded in the three months ended June 30, 2024, and other relevant items, as explained in the preceding paragraphs.

Nine Months Ended June 30, 2025 Compared to the Nine Months Ended June 30, 2024

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months
	Ended June 30,
	2025	2024	Change	Change
Professional contract services	$64,310	$71,977	$(7,667)	-11%
Direct hire placement services	8,733	8,797	(64)	-1%
Consolidated net revenues	$73,043	$80,774	$(7,731)	-10%

Professional contract staffing services contributed $64,310 or approximately 88% of consolidated revenue and direct hire placement services contributed $8,733, or approximately 12%, of consolidated revenue for the nine months ended June 30, 2025. This compares to professional contract staffing services revenue of $71,977, or approximately 89%, of consolidated revenue and direct hire placement revenue of $8,797, or approximately 11%, of consolidated revenue for the nine months ended June 30, 2024.

Economic uncertainties, including persistent inflation and the possibility of recession, continued to adversely affect trends and conditions in the U.S. labor markets, which in turn, have continued to negatively impact our results through the nine months ended June 30, 2025. Professional contract staffing services revenues decreased $7,677, or 11%, as compared to the nine months ended June 30, 2024. Professional contract staffing services for the nine months ended June 30, 2025 includes $2,112 of revenues generated by Hornet, which was acquired by the Company effective January 3, 2025.  The former light industrial segment revenues of $4,614 and $7,363 for the nine months ended June 30, 2025 and 2024, respectively, have been reclassified as discontinued operations and are no longer included in professional contract staffing services.

Direct hire placement revenues for the nine-month periods ended June 30, 2025 decreased $64, or approximately 1%, as compared to the three months ended June 30, 2024.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes and employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the nine months ended June 30, 2025 decreased by approximately 11% to $48,076 compared to $53,816 for the nine months ended June 30, 2024. The $5,740 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

Gross profit percentage by service:

	Nine Months
	Ended June 30,
	2025	2024
Professional contract services	25.2%	25.2%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	34.2%	33.4%

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

Our combined gross profit margin, including direct hire placement services, for the nine-month periods ended June 30, 2025 and 2024 were approximately 34.2% and 33.4%, respectively. Our professional contract staffing services gross margins were 25.2% for both nine-month periods ended June 30, 2025 and 2024. The net increase in our combined gross margin is mainly attributable to an increase in the mix of direct hire placement revenues, which have a 100% gross margin.

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

Our SG&A for the nine months ended June 30, 2025 decreased by $2,796 as compared to the nine months ended June 30, 2024. SG&A for the nine-month periods ended June 30, 2025 and 2024, as a percentage of revenues, each were approximately 36.5%. The higher percentages of SG&A expenses to revenues , as compared with historical SG&A ratios in the low-to-mid 30% range is mainly attributable to lower revenues in relation to fixed costs, including certain personnel, occupancy and costs associated with applicant tracking systems and job boards. In addition, higher incentive compensation on direct hire placement revenues, which remained relatively level over the current and prior nine-month periods, as contrasted with lower professional contract revenues, contributed to the higher SG&A ratios. These two items were offset by certain cost reductions and productivity improvements made during the nine months ended June 30, 2025.

SG&A includes certain non-cash and non-operational costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities, that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $385 and $1,041 for the nine-month periods ended June 30, 2025 and 2024, respectively, and include mainly expenses associated with former closed and consolidated locations, legal expenses related to other than routine matters, and personnel costs associated with eliminated positions.

Amortization and Depreciation Expense

Amortization expense was $655 and $2,159 for the nine-month periods ended June 30, 2025, and 2024, respectively. The significant decline in amortization expense is mainly due to impairment charges recorded during the fiscal year ended September 30, 2024, which substantially reduced the remaining unamortized balances of our identifiable intangible assets and present amortization, accordingly. Depreciation expense was $154 and $201 for the nine-month periods ended June 30, 2025, and 2024, respectively.

Intangible Assets Impairment

We performed an evaluation of our intangible assets as of June 30, 2024, and determined that certain asset groups associated with our intangible assets including certain customer lists and tradenames were producing negative or sufficiently low gross cash flows that their estimated future discounted cash flows indicated impairments of the remaining unamortized balances. As a result, we recorded a non-cash impairment charge of $5,209 on intangible assets during the nine months ended June 30, 2024.

Goodwill Impairment

We completed an interim goodwill impairment assessment as of March 31, 2025 and determined that our goodwill was impaired. The estimated fair value of our Professional Services reporting unit decreased as compared to those resulting from the September 30, 2024 annual assessment, indicating that the pre-assessment carrying value as of March 31, 2025 exceeded its estimated fair value. We also completed an interim goodwill assessment as of June 30, 2024 which determined our goodwill was impaired. As a result, non-cash goodwill impairment charges of $22,000 and $14,201 were recognized during the nine-month periods ended June 30, 2025 and 2024, respectively, so that the carrying values of the Professional Services reporting unit reflected its estimated fair value, as determined by the interim evaluations made of our goodwill.

Loss from Operations

Loss from operations was $(24,537) and $(24,303) for the nine-month periods ended June 30, 2025 and 2024, respectively. This slight increase is due to the increase in non-cash impairment charges included in loss from operations for the nine-month period ended June 30, 2025, as compared with the nine-month period ended June 30, 2024, as well as the other matters discussed in the preceding paragraphs.

Interest Expense

Interest expense was $267 and $247 for the nine-month periods ended June 30, 2025 and 2024, respectively, and is mainly attributable to unused availability and administrative fees on our Facility.

Interest Income

Interest income earned was $434 and $548 for the nine-month periods ended June 30, 2025 and 2024, respectively. Interest income is earned on cash balances held in our two brokerage accounts.

Provision for Income Taxes

We recognized income tax benefit (expense) of $(9,671) and $3,461 for the nine-month periods ended June 30, 2025 and 2024, respectively. Our effective tax rates for the nine-month periods ended June 30, 2025 and 2024 are lower than the statutory rate primarily due to the effect of the valuation allowance on our net DTA position.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In view of the significance of our recent pre-tax book losses and the likelihood of continuing uncertainty in the industry and economy as a whole, management excluded projections of future income from its forecast of the reversal of our DTAs as of March 31, 2025. As a result, it was determined that our net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. We recorded an additional $12,426 valuation allowance, accordingly, during the nine months ended June 30, 2025.

Loss from Discontinued Operations

As a result of our Industrial Segment being deemed a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. On June 2, 2025, we entered into an agreement to sell certain operating assets of our Industrial Segment and recorded a net gain on sale of $133 during the nine-month period ended June 30, 2025. Loss from discontinued operations, including the net gain recorded upon sale, was $(193) and $(1,308) for the nine-month periods ended June 30, 2025 and 2024, respectively.

Consolidated Net Loss

Our consolidated net loss was $(34,234) and $(21,849) for the nine-month periods ended June 30, 2025 and 2024, respectively. The increase in consolidated net loss is primarily the result of the increase in non-cash impairment charges, and valuation allowance related to our net deferred tax assets recognized during the nine-month period ended June 30, 2025, as explained in the preceding paragraphs.

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

The following table sets forth certain consolidated statements of cash flows data, including cash flows from discontinued operations:

	Nine Months Ended
	June 30,
	2025	2024
Cash flows used in operating activities	$(1,884)	$(1,117)
Cash flows used in investing activities	(272)	(58)
Cash flows used in financing activities	(50)	(1,701)

As of June 30, 2025, we had $18,622 of cash, a decrease of $2,206 from $20,828 as of September 30, 2024. As of June 30, 2025, we had working capital of $24,112 compared to $26,079 as of September 30, 2024.

The decreases in cash and working capital are mainly attributable to the effects of lower overall business volume during the nine months ended June 30, 2025. In addition, we disbursed $1,100 in cash to the sellers of Hornet and paid related legal and professional fees of $111. We received $712 in cash from the buyer of the Industrial Segment’s assets during the nine-month period ended June 30, 2025.

The primary use of cash for investing activities was for the acquisition of Hornet during the nine months ended June 30, 2025. As described under Note 2, on January 3, 2025, we completed the acquisition of 100% of the outstanding common stock of Hornet Staffing, Inc., which is now our wholly owned subsidiary. We paid $1,100 of cash consideration at closing on January 3, 2025, and entered into two 5% uncollateralized subordinated promissory notes with the sellers in the aggregate amount of $400, each payable in two equal annual installments due at the end of the two subsequent years following closing. The purchase price and our obligations under the subordinated promissory notes are subject to reduction in the event Hornet Staffing does not achieve agreed upon profit metrics during the two years subsequent to closing on a dollar-for-dollar basis.

The cash flows used in financing activities were primarily for purchases of treasury stock during the nine months ended June 30, 2024, and payments made on finance leases during the nine-month periods ended June 30, 2025 and 2024.

We had $6,566 in availability for borrowings under our facility as of June 30, 2025. There were no outstanding borrowings on the Facility as of June 30, 2025, or September 30, 2024, except for certain accrued incidental carrying fees and costs, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On April 27, 2023, our Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of our currently outstanding shares of common stock. The share repurchase program continued through December 31, 2023. The repurchase program did not obligate us to repurchase any number of shares of common stock. The share repurchase program was conducted in accordance with Rules 10b-5 and 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, shares of common stock were purchased from time to time in the open market transactions and in amounts we deemed appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During the nine months ended June 30, 2024, we repurchased 2,717 shares of our common stock at a total cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, we repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our issued and outstanding common shares immediately prior to the program).

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

All our office facilities are leased. Minimum lease payments under all our lease agreements for the twelve-month period commencing after the close of business on June 30, 2025, are approximately $1,128. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on June 30, 2025.

Management believes that we can generate adequate liquidity to meet our obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2025, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2025, the Company's management evaluated, with the participation of its principal executive officer and its principal financial officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act"). Based on that evaluation, the Company's principal executive officer and its principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's nine-month period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.1

Asset Purchase Agreement, Bill of Sale and Assignment and Assumption Agreement dated as of June 2, 2025 by and among the Company, BMCH. Inc. and Reliable Staffing Resources, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2025.

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

GEE GROUP INC.
(Registrant)

Date: August 13, 2025	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

