Form 10-K
period 2025-09-30
GEE Group Inc.
filed 2025-12-17
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 31, 2025 was 90,708,525 x $0.20 = $18,141,705.

The number of shares outstanding of the registrant’s common stock as of December 16, 2025 was 110,005,722.

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

Item 1. Business

General

GEE Group Inc. (the “Company,” “us,” “our” or “we”) was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. We are a provider of human resources solutions which primarily include the provision of temporary and permanent personnel in the professional services sector to customers located in the United Sates. We, through our operating subsidiaries, deliver our services from a network of four virtual locations and 19 branch office locations located in or near several major U.S. cities, including, but not limited to: Atlanta, Dallas, Denver, and Miami.

We have several subsidiary corporations, all of which are wholly owned and consolidated under GEE Group Inc. Our material operating subsidiaries include Access Data Consulting Corporation, Agile Resources, Inc., Hornet Staffing, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., and Triad Personnel Services, Inc. In addition, we and our operating subsidiaries own and operate under other trade names, including Accounting Now, Ashley Ellis, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial®, SNI Technology®, GEE Group (Columbus), General Employment and Omni One.

Business Acquisition

We acquired Hornet Staffing, Inc., a Georgia corporation, (“Hornet”) on January 3, 2025, broadening our footprint in the professional contract staffing market with a specialty in working with managed service providers (“MSP”) and vendor management systems (“VMS”) that streamline outsourced labor for large clients. We entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Hornet and its shareholders and purchased 100 thousand shares of its capital stock which represents 100% of the ownership interest in Hornet. Hornet is an Atlanta-based provider of staff augmentation services with national service capability. Hornet provides staffing solutions to many markets serving large scale, "blue chip" companies in the information technology ("IT"), professional and customer service staffing verticals.

The total consideration paid for the purchased shares was $1.5 million, consisting of (i) a $1.1 million cash payment, and (ii) the issuance to its former shareholders of subordinated and unsecured promissory notes (the "Promissory Notes") totaling an aggregate initial principal amount of $400 thousand. Interest on the outstanding principal balances of the Promissory Notes is payable at a fixed rate of 5% per annum. Payments on the Promissory Notes shall be made annually with the first payment due on the first anniversary of the issuance dates and the second and final payment due on the second anniversary of the issuance date. We also paid legal and professional fees of $111 thousand related to the purchase during fiscal 2025, which are included in selling, general and administrative expenses in the consolidated statements of operations.

The Purchase Agreement also provides that for the initial two-year period after closing, Hornet is required to achieve an agreed upon minimum average gross profit measure equal to $720 thousand for each of the two subsequent twelve-month periods (each twelve-month period being separately measured). If the average gross profit measure during either of the subsequent two years is less than the minimum required average gross profit, then we will reduce the remaining balance under the Promissory Notes proportionally by an amount equal to the amount of the shortfall; provided we may not deduct more than the amount due under the then current payment for the Promissory Notes and may not seek to claw back any previous payments made under the Notes.

The Purchase Agreement contains certain representations and warranties customary and standard for this type of transaction.

Discontinued Operations

Our former wholly owned subsidiaries, BMCH, Inc. and Triad Logistics, Inc., provided industrial contract staffing services until their operations were discontinued and assets were sold on June 2, 2025.

On April 18, 2024, our Mergers and Acquisitions (“M&A”) committee of the Board of Directors completed its review of strategic alternatives recommended by an outside investment banking firm. This included recommendation of divesture of our Industrial Segment which was subsequently approved by our full Board of Directors on May 13, 2024. Management thereafter began the process of identifying and contacting potential buyers. As of March 31, 2025, our plan to sell the Industrial Segment met all the criteria for the first time to be reported as discontinued operations under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the final one being making the determination that the sale or other disposition would be completed within twelve months.

On June 2, 2025, we entered into an agreement for the sale of certain operating assets of its Industrial Segment, including those of BMCH, Inc., Triad Logistics, Inc., and its Triad Staffing brand. We received total cash consideration of $250 thousand from the buyer at closing and an additional $788 thousand during the first 90 days following closing. A pre-tax net gain of $133 thousand, including transaction costs of $97 thousand, is included in discontinued operations for fiscal 2025. The remaining assets of the Industrial Segment not sold were distributed to the Company.

Services Provided

We provide our services to a broad range of customers from small and medium-sized businesses to the Fortune 1000. Our services include the provision of highly specialized contract or permanently placed professionals in several verticals, including information technology (“IT”), engineering, accounting and finance, office support, and specialized contract healthcare professionals, including scribes who specialize in electronic medical record (“EMR”) services for emergency departments, specialty physician practices and clinics.

Our contract and placement services are currently provided under our Professional Staffing Services operating division or segment. Our former Industrial Staffing Services segment was deemed a discontinued operation in fiscal 2025 and is excluded from results of continuing operations reported in this filing, unless otherwise stated.

Our Professional Staffing Services segment operating subsidiaries and divisions, and their respective end markets served are as follows:

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

•	Hornet Staffing provides professional contract staffing solutions with a specialty in working with MSP and VMS arrangements that streamline outsourced labor for large clients.

•	Omni One specializes in technical and professional direct-hire and contract staffing solutions in the manufacturing and engineering verticals for clients primarily located in the Midwestern U.S.

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

The percentage of revenues derived from each of the Company’s direct hire and contract services lines are as follows:

	Fiscal
	2025	2024
Direct hire placement services	12.2%	11.4%
Contract staffing services	87.8%	88.6%

Business Strategy

Our business strategy is multi-dimensional and encompasses both organic growth and growth through strategic acquisitions. Since 2015, the Company has completed five acquisitions, the most recent of which was Hornet in fiscal 2025. The main tenants of our strategy are to grow organically by:

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

Growth Through Strategic Acquisitions:

Since 2015, a significant portion of our growth has been achieved as a result of acquisitions of complementary businesses. We intend to continue to expand our business through strategic acquisitions, subject to our business plans and management’s ability to identify, acquire and develop suitable acquisition or investment targets in both new and existing service categories. Along with our significant business growth to date, we have built a robust platform with the appropriate infrastructure and scalability, which we believe is necessary to assimilate acquisitions.

We continue to explore opportunities for potential acquisitions in the fragmented staffing industry. Our acquisition strategy includes, but is not limited to, targeting companies or transactions that we believe may have one or more of the following characteristics:

•	A focus on IT specialties and other verticals, including Artificial Intelligence (“AI”), cyber security, government, healthcare, and other targets in the professional services sectors;

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

Marketing

We market our staffing services using our corporate and trade names in our respective vertical markets. As of September 30, 2025, we operated from locations in ten (10) states, including nineteen (19) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in each of Georgia and Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) three offices and one additional local market presence in Texas; (v) six offices and one additional local market presence in Florida; and (vi) two offices in Ohio.

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

There was no customer that represented 10% or more of the Company’s consolidated revenue in fiscal 2025 or 2024. There was one customer that made up approximately 21% of the consolidated accounts receivable balance as of September 30, 2025, and two customers that, in aggregate, made up approximately 27% of the consolidated accounts receivable balance as of September 30, 2024. These customers are offered extended payment terms due to the frequency and volume of our services they utilize. Each has demonstrated consistent creditworthiness since doing business with us and the Company has not experienced any losses related to these two customers historically.

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

Our professional staffing services compete effectively by providing highly qualified candidates who are well matched for the position, by developing and maintaining outstanding client relationships on a local level, by responding quickly to client requests, and by establishing offices and presences in convenient locations. As part of our services, we provide professional reference checking, scrutiny of candidates’ work experiences and optional custom background checks. In general, we believe that a positive client experience is most important, and pricing often is secondary to quality of service as a competitive factor. During slow hiring periods, competition can put pressure on our pricing; however, we believe we are able to effectively compete on price in such situations.

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

Our business is mainly that of a temporary staffing company within the broader staffing industry, however, we also offer and provide permanent placement services. We employ the substantial portion of our staff members we place on temporary assignments with our clients. In addition to assisting our clients in managing peaks and valleys in their staffing needs, the temporary workers we place come in the form of a broader human resources management solution. That is, our clients do not bear the usual employment risks and compliance costs and burdens associated with our temporary workers; instead, we retain these costs and risks as the employer of record. We believe this is a significant value add for many of our temporary staffing clients.

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

Staffing companies identify potential candidates through online advertising and referrals, and interview, test and/or counsel workers before sending them to the customer for approval. Pre-employment screening can include skills assessment and reference checking, as well as drug tests and criminal background checks. The personnel staffing industry has been radically changed by the internet. Many employers list available positions with one or several internet personnel sites, such as those offered by firms like Indeed or LinkedIn, and on their own websites. Personnel agencies operate their own sites and often still work as intermediaries by helping employers accurately describe job openings and by screening candidates who submit applications.

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

The revenue of staffing companies depends on the number of jobs they fill, which in turn can depend upon the economic environment. During economic slowdowns, many client companies may typically also be expected to slow down or stop hiring altogether. Internet employment sites expand a Company’s ability to find and source potential workers without the help of traditional agencies. Staffing companies often work as intermediaries, helping employers accurately describe job openings and screen candidates. Increasing the use of sophisticated, automated job description and candidate screening tools could make many traditional functions of personnel agencies obsolete. Free social networking sites such as LinkedIn and Facebook are also becoming a common way for recruiters and employees to connect without the assistance of a staffing agency.

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

Trends in the Staffing Business

Market Size & Growth Outlook

Staffing Industry Analysts (“SIA”), a leading industry trade organization, recently published in its September 2025 U.S. Staffing Industry Forecast update, that the U.S. Staffing Industry as a whole is expected to decline by 3% in 2025. This follows a 12% decline already experienced in 2024. The SIA report cites that the forecasted 2025 decline is expected due to widespread client caution, a slow labor market, reduced employee churn and flat bill rates. The U.S. staffing industry is expected to grow in the future, but not uniformly. The SIA report forecasts that the staffing industry will grow 2% in 2026 to reach a market size of $183.3 billion. In terms of segments, SIA forecasts 1% growth in IT, 3% growth in engineering, 5% growth in finance and accounting, and 2% growth in healthcare. To maximize growth going forward, we intend to identify and focus our resources and efforts on high-growth verticals and sub-markets.

Technology, AI

Technology continues to be a dominant driver in staffing and HR solutions, led most recently and broadly by AI. Fiscal 2025 saw significant increases in the use of AI by staffing firms to perform fundamental tasks such as screening resumes, ranking candidates, scheduling interviews, and suggesting matches. Automation of routine HR tasks including payroll, benefits administration, compliance tracking also are increasing in use across staffing firms.

Predictive analytics for workforce-planning: using data to forecast hiring needs, attrition, and talent gaps is another example of technological advancement in staffing. HR software is evolving to support remote work, virtual onboarding, and other continuous performance/collaboration tools.

The implications of accelerating advancements in technology occurring now, and particularly the AI explosion, already are believed to be disrupting traditional staffing platforms, protocols and even underlying business models. Clients expect faster time-to-hire, better quality matches, and seamless experiences. But there’s also a risk: over-reliance on automation can reduce personalization and candidate experience. We are actively seeking to partner with and/or invest in tech partners and vendors, with a particular focus on AI and cybersecurity, in order to assist us in innovating and developing next level tools that allow us to provide outstanding services to our clients.

Skills-Based Hiring and Non-Traditional Talent Pools

Key elements of the traditional staffing model such as “degree first” hiring are being challenged. Increasingly, employers are shifting to questions such as “what can you do” rather than “what degree do you have.” That opens opportunities for people from varied backgrounds, often with micro-credentials, certificates, bootcamps, or self-studied skills. Staffing & HR solutions firms are adjusting job descriptions, assessment tools, and sourcing strategies, accordingly, and will need to build new assessment capabilities, such as skills testing and project-based evaluations, and rethink candidate sourcing beyond traditional credential-based pipelines.

Flexible Workforce Models – Contingent, Gig, Hybrid

Workforce models are demanding that staffing and HR solutions firms become more agile. Growth in traditional temporary, contingent, project-based staffing has been tepid overall (low single digit) and negative in the case of some verticals, including information technology, which traditionally has been one of the leading growth verticals in staffing. The hybrid and remote work models have become relatively standardized in many industries, creating challenges for staffing and HR solution firms and their clients. A staffing firm’s ability to offer scalable workforce solutions that allow clients to expand and contract usage depending on demand will continue to be an important value add. Staffing firms, therefore, must build flexibility into their delivery models, maintain on-demand talent pools, and adapt to remote/virtual work settings (including cross-geography compliance). For HR solutions vendors, tools must support remote onboarding, dispersed teams, collaboration and engagement.

Employee Experience, Candidate Experience and Branding

Talent attraction and retention are increasingly shaped by experience as opposed to credentials-based. Candidate experience is a key differentiator, including transparency, communication, speed of responses to candidates. The whole of employee experience, including engagement, wellness, development opportunities and responsiveness are central and not just recruitment. Employer branding and talent-market reputation matter more than ever. In order to succeed today, staffing firms and HR service providers must focus not only on filling roles but on delivering quality experience to candidates and clients. HR platforms will need to include or accommodate employee engagement analytics modules.

Regulatory Compliance

With changing work models, talent requirements, and hybrid and remote work environments now on the rise, the regulatory landscape is becoming more complex. Data-privacy, employment laws across jurisdictions, AI ethics, and remote employment security and compliance requirements are all challenges. Staffing firms must be ever-vigilant about the needs for placing more emphasis on managing compliance risk for clients (e.g., contingent workforce laws, employer-of-record services, I-9 compliance, and others). HR solutions providers must ensure their systems support compliance (audit trails, data security, policy enforcement and others). Staffing firms also may find they are uniquely positioned to offer advisory services around compliance and risk mitigation.

Employees

As of September 30, 2025, the Company had approximately 173 regular employees and the number of contract service employees varied week to week during fiscal 2025, from a minimum of approximately 815 to a maximum of 1,275.

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

THE U.S. ECONOMY HAS RECENTLY BEEN NEGATIVELY IMPACTED BY HISTORICALLY SIGNIFICANT INFLATION, ELEVATED INTEREST RATES, AND RELATED DISRUPTIONS IN SUPPLY AND THE WORKFORCE; RECENT GLOBAL SOCIOECONOMIC TRENDS, INCLUDING THE WARS IN UKRAINE AND THE MIDDLE EAST AND U.S. RELATIONS WITH CERTAIN FOREIGN POWERS MAY HAVE FURTHER ADVERSE IMPACTS ON THE U.S. ECONOMY AND OUR BUSINESS.

The U.S. and larger global economies experienced historically high inflation during 2022, which has continued into 2025. The Federal Reserve and other Central Banks already have raised interest rates more aggressively and to their highest levels in decades. Although inflation and interest rates have begun to subside, the prospect for a recession is considered by many to be possible. Some sources have declared that the U.S. already has experienced a recession. Consumer prices, including basic costs of food, fuel, utilities, healthcare, mortgage and personal loan rates, and other non-discretionary and discretionary consumer items have risen significantly and remain high. Wages are up, however, increases in wages have lagged price inflation resulting in a net decline in real personal incomes relative to consumer spending. Volatility continues to exist in the workforce making it more difficult and costly for employers to recruit, hire and/or retain workers. U.S. unemployment remains relatively low, however the labor utilization rate and ratio of workers to the total population also remain low. Shortages in the workforce have been a significant factor in supply shortages relative to demand and also help fuel inflation. On the global stage, two wars are now being waged, the first led by the invasion of Ukraine by Russia, and the second, following the invasion of Israel by Hamas terrorists. These and overtures by China over Taiwan and the South China Sea, also add instability to the uncertainty driving socioeconomic forces, which in turn, impact the U.S. economy and the Company’s and its subsidiaries’ operations, accordingly.

The present conditions and state of our U.S. and global economies make it difficult to predict the extent to which a recession has occurred or will occur or worsen in the near future, and we and other members of the U.S. Staffing Industry already have seen significant declines in business since 2023. In the event of recurring or worsening conditions, in which the U.S. economy remains uncertain or contracts, we expect that our business will continue to be negatively impacted, accordingly. The Company has taken significant actions to shore up its resources and means in order to mitigate the negative effects of economic downturns; however, should economic conditions remain uncertain or worsen in the future, one may expect either scenario to continue to have an adverse effect on the business of the Company and its subsidiaries.

RAPID EXPANSION OF ARTIFICIAL INTELLIGENCE MAY DISRUPT TRADITIONAL STAFFING MODELS AND ADVERSELY IMPACT OUR BUSINESS

The rapid advancement and adoption of artificial intelligence (“AI”) technologies—including automation, machine learning, and generative AI—are transforming the nature of work and the demand for human labor. These changes may materially affect our business model, client needs, and revenue streams.

AI-driven tools are increasingly capable of performing tasks historically completed by human workers, particularly in administrative, data processing, customer service, and technical support functions. As client organizations adopt AI to increase productivity and reduce labor costs, demand for traditional staffing and contingent workforce solutions may decline. A sustained decrease in client demand for certain skill categories could adversely affect our placement volumes, margins, and overall profitability.

Conversely, while AI may create new categories of employment—such as in data science, prompt engineering, and AI systems management—our ability to identify, recruit, and place qualified talent in emerging technology roles depends on our agility in adapting our recruitment processes, training programs, and service offerings. If we fail to evolve our service model to meet changing market needs or to leverage AI tools effectively within our own operations, we may lose competitive advantage to peers or technology-enabled platforms that more rapidly integrate AI into their workforce solutions.

Additionally, the accelerated use of AI tools introduces new regulatory, ethical, and data privacy risks. Legislation or enforcement actions concerning AI transparency, bias, or data usage could increase our compliance costs or restrict our ability to use AI in candidate screening, matching, or performance management. Misuse or perceived misuse of AI technologies by us or our clients could damage our reputation, impair client relationships, or result in legal exposure.

The overall impact of AI adoption on the staffing industry remains uncertain. If AI deployment significantly alters workforce demand, compresses margins, or increases compliance complexity, our business, financial condition, and results of operations could be materially and adversely affected.

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

GEE Group Inc. and its subsidiaries, Agile Resources, Inc., Access Data Consulting Corporation, Hornet Staffing, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., and Triad Personnel Services, Inc. are co-borrowers under a Loan, Security and Guaranty Agreement for a $20 million asset-based senior secured revolving credit facility (the “Facility”) with First Citizens Bank (“FCB”) (formerly CIT Bank, N.A.). The Facility is collateralized by 100% of the assets of the Company and its subsidiaries who are co-borrowers and/or guarantors. The Facility matures on the fifth anniversary of the closing date (May 14, 2026). The Facility contains some restrictions and limitations that might inhibit our ability to engage in certain activities and transactions that may otherwise be in our long-term best interests. The affirmative and negative covenants contained in the Credit Agreement that may adversely affect our ability to operate our business include covenants that limit and restrict, among other things, our ability to incur additional indebtedness, transfer or sell certain assets, issue stock of subsidiaries, pay dividends on, repurchase or make distributions with respect to our capital stock or make other restricted payments, incur or permit liens or other encumbrances on assets, make certain investments, loans and advances, acquire other businesses, merge, consolidate, sell or otherwise dispose of all or substantially all of our assets, enter into certain transactions with our affiliates and amend certain agreements, without amendment of the Facility or the express approval of FCB. Under the Facility, advances are subject to a borrowing base formula based on 85% of eligible accounts receivable of the Company and subsidiaries, as defined, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. Although the stated face amount of the Facility is $20 million, the borrowing base formula significantly limits amounts available for us to borrow.

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

The Company is required to evaluate its goodwill annually or when one or more triggering events or circumstances indicate that assets might be impaired. The other long-lived assets, including definite-lived intangible assets, have to be tested for impairment only when triggering events occur or circumstances indicate that these assets might be impaired. The Company has recognized impairments of its goodwill and its other long-lived assets, including most recently during the second quarter of its fiscal year ended September 30, 2025. In testing for impairments, management applies one or more valuation techniques to estimate the fair values of the reporting unit, individual assets or groups of individual assets, as required under the circumstances. These valuation techniques rely on assumptions and other factors, such as the estimated future cash flows, the discount rates used to determine the present value of associated cash flows, and the market comparable assumptions. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of impairment.

The valuation techniques utilized by management for impairment testing, including estimated future cash flows, fundamentally include the inherent underlying assumption that the economy, the markets served by the Company, and the Company itself, will continue to grow. In the event the assumptions relied upon by management are not achieved, including assumed future growth rates, impairments of goodwill or other long-lived assets could be recorded and such amounts could be material to the consolidated financial statements. A reduction in the projected long-term operating performance of the Company’s reporting unit or other long-lived assets, future market declines, changes in discount rates or other conditions also could result in material impairments in the future. Thus, there can be no assurance that the Company’s goodwill or other long-lived assets will not become impaired in the future.

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

OUR REVENUE CAN VARY BECAUSE OUR CUSTOMERS CAN TERMINATE THEIR RELATIONSHIP WITH US AT ANY TIME WITH LIMITED OR NO PENALTY.

We focus on providing professional personnel on a temporary assignment-by-assignment basis, which customers can generally terminate at any time or reduce their level of use when compared to prior periods. To avoid large placement agency fees, large companies may use in-house personnel staff, current employee referrals, or human resources consulting companies to find and hire new personnel. Because placement agencies typically charge fees as a mark-up to the hourly pay rate or based on a percentage of the first year’s salary of a new worker, companies with many jobs to fill may have a large financial incentive to avoid agencies.

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

Staffing Industry Analysts, a leading industry trade organization, recently published in its September 2025 U.S. Staffing Industry Forecast update, that the U.S. Staffing Industry as a whole is expected to decline by 3% in 2025. This follows a 12% decline already experienced in 2024. The SIA report cites that the forecasted 2025 decline is expected due to widespread client caution, a slow labor market, reduced employee churn and flat bill rates.

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

We engaged outside tax experts to perform a comprehensive section 382 study during fiscal 2025 to calculate the estimated limitation and evaluate the corporation’s ability to use its NOL carryforwards and other pre-change tax attributes. The study concluded that our pre-2018 NOL carryovers and other tax attributes are subject to limitation under section 382.

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

Although our common stock is listed on the New York Stock Exchange (“NYSE”) American, we cannot assure you that an active public market will develop for our common stock. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a shareholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if the relatively limited trading volumes for our stock persists, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without large enough trading volumes, our common stock may be expected to remain less liquid than the stock of other more actively traded companies and, as a result, the trading prices of our common stock may be more volatile. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

OUR BUSINESS MAY BE IMPACTED BY POLITICAL EVENTS, WAR, PUBLIC HEALTH ISSUES, INCLEMENT WEATHER, NATURAL DISASTERS AND OTHER BUSINESS INTERRUPTIONS.

War, geopolitical uncertainties, public health issues (such as the COVID-19 pandemic) and other business interruptions have caused and could cause damage or disruption to commerce and the economy, and thus could have a material adverse effect on us and our customers. Two wars are now being waged at the global level, the first led by the invasion of Ukraine by Russia, and the second, following the invasion of Israel by Hamas terrorists. These and continuing overtures by China over Taiwan and the South China Sea, also add instability to the uncertainty driving socioeconomic forces, which in turn, impact the Company’s and its subsidiaries’ operations. Our business operations also are subject to interruption by, among others, inclement weather, natural disasters, whether as a result of climate change or otherwise, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks, civil unrest and other hostile acts, labor disputes, public health issues and other events beyond our control. Such events could decrease demand for our services.

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

In March and April 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into Federal Deposit Insurance Corporation (“FDIC”) receiverships. In the aftermath, there has been market disruption and indications that diminished depositor confidence could spread across the banking industry, leading to deposit outflows and other destabilizing results. The Federal Reserve Board announced that it would provide funding to ensure that banks have sufficient liquidity to meet the needs of their depositors, but there can be no assurance whether such funding will be adequate to fully address these issues. The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. However, the Company has taken measures to diversify its deposit base that are intended to mitigate and minimize its potential exposure to losses as a result of maintaining cash deposits in accounts that exceed FDIC insurance limits. During 2023, the Company entered into enhanced deposit arrangements with two financial institutions in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 thousand FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $15,087 thousand and $14,515 thousand as of September 30, 2025 and 2024, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $5.1 million and $5.2 million as of September 30, 2025 and 2024, respectively. To date, the Company has not experienced any material loss as a result of the failure of any financial institution in which it has funds or other assets on deposit.

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

As of September 30, 2025, we have not identified any material weaknesses in our cybersecurity controls. Our ability to protect our business from cybersecurity risks is subject to uncertainty, and there can be no assurance that our cybersecurity measures will prevent all potential attacks.

Item 2. Properties.

The Company’s policy is to lease (rather than purchase) commercial office space for all of its offices. The Company’s headquarters are located with one of its branch locations in Jacksonville, Florida, for which the applicable lease expires in 2026.

The Company markets its services using the trade names Access Data Consulting, Agile Resources, Ashley Ellis, GEE Group (Columbus), General Employment, Hornet Staffing, Omni One, Paladin Consulting, Scribe Solutions, SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial® and SNI Technology®. As of September 30, 2025, we operated from locations in ten (10) states, including nineteen (19) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in each of Georgia and Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) three offices and one additional local market presence in Texas; (v) six offices and one additional local market presence in Florida; and (vi) two offices in Ohio.

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

Holders of Record

There were 150 holders of record of the Company’s common stock on September 30, 2025.

Dividends

No dividends were declared or paid during the fiscal years ended September 30, 2025 and 2024. We do not anticipate paying any cash dividends for the foreseeable future.

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

Upon conclusion of the share repurchase program, as of December 31, 2023, the Company had repurchased 6,128,877 shares in aggregate (accounting for approximately 5.4% of our then issued and outstanding shares of common stock immediately prior to the program).

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2025, there were stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan. The plan granted specified numbers of options to non-employee directors, and they authorized the Compensation Committee of the Board of Directors to grant either restricted stock and incentive or non-statutory stock options to employees. Effective July 13, 2022, the tenth anniversary of the Plan, incentive stock options are no longer eligible to be granted. Vesting periods are established by the Compensation Committee at the time of grant. All stock options outstanding as of September 30, 2025 and September 30, 2024 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant. The maximum number of shares that may be granted under the 2013 Plan is 15 million (7,500 thousand for restricted stock grants and 7,500 thousand for stock option grants). This number is subject to adjustment to reflect changes in the capital structure or organization of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	5,318,367	$0.77	7,139,967

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. Item 7 should be read in conjunction with the information contained in “Forward-Looking Statements” at the beginning of this report and with the consolidated financial statements and notes thereto included in Item 8. References such as the “Company,” “we,” “our” and “us” refer to GEE Group Inc. and its consolidated subsidiaries.

Overview

GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., Hornet Staffing, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., and Triad Personnel Services, Inc. are providers of permanent and temporary professional staffing and placement services in and near several major U.S. cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, and data entry assistants (medical scribes) who specialize in electronic medical record services for emergency departments, specialty physician practices and clinics.

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

We market our services using the trade names Access Data Consulting, Agile Resources, Ashley Ellis, GEE Group (Columbus), General Employment, Hornet Staffing, Omni One, Paladin Consulting, Scribe Solutions, SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial® and SNI Technology®. As of September 30, 2025, we operated from locations in ten (10) states, including nineteen (19) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in each of Georgia and Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) three offices and one additional local market presence in Texas; (v) six offices and one additional local market presence in Florida; and (vi) two offices in Ohio.

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

Our contract and placement services are currently provided under our Professional Staffing Services operating division or segment. Our former Industrial Staffing Services segment was deemed a discontinued operation in fiscal 2025 and is excluded from results of continuing operations reported in this MD&A, unless otherwise stated.

Results of Operations

Fiscal year ended September 30, 2025 (“fiscal 2025”) and fiscal year ended September 30, 2024 (“fiscal 2024”)

Summary and Outlook

We have incurred a net loss of $(34.7) million for fiscal 2025. Included in the fiscal 2025 net loss are $22 million in goodwill impairment charges and a $9.6 million provision for income tax expense. The provision for income tax expense includes $12.0 million in aggregate charges associated with changes in the valuation allowance associated with our deferred tax assets. The remaining net loss is primarily attributable to continuation of adverse trends and conditions in the U.S. labor markets that began in 2023, continued throughout 2024, and have persisted so far in 2025. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Likewise, the U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook remains mixed as to when these conditions may be expected to definitively subside. The Company also learned at the end of fiscal 2025 that one of its larger accounts was acquired. As a result, our services were terminated as of October 1, 2025, and replaced by comparable services provided by an affiliate of the acquirer. This account produced revenues of $9.0 million and $10.0 million during fiscal 2025 and 2024, respectively. This account contributed approximately $1.0 million and $1.7 million, net of direct expenses, to pre-tax income (loss) from operations during fiscal 2025 and 2024, respectively. The Company believes other recent additions to our customer base will partially mitigate the loss of this account.

Notwithstanding our fiscal 2025 results, we were able to reduce selling, general, and administrative expenses (“SG&A”) and our operating loss, accordingly, and generate cash flow from operations during fiscal 2025. Management reduced the Company’s annual SG&A by approximately $3.8 million during fiscal 2025 and remains committed and prepared to make additional cost cuts necessary to restore profitability.

Artificial intelligence (“AI”) continues to gain momentum in the economy bringing with it the possibility of serving as a “disruptor” of traditional staffing and HR solutions markets or portions of them. We are responding by integrating AI into our operating business strategy, plans and systems; focusing on seeking, attracting and placing AI talent; and refocusing our other organic growth efforts towards verticals where we can leverage AI, and/or that are less likely to be significantly disrupted by AI. Our IT businesses, in particular, are focused on building AI expertise and on presenting themselves as thought leaders and knowledge resources in AI for our clients and potential new clients.

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

During fiscal 2025, we classified and reported our Industrial Segment as a discontinued operation. The decision to discontinue this division is in continuance with our long-term strategy and focus on the professional verticals within our business. The initiative to seek a buyer for the Industrial Segment was approved on April 18, 2024, as part of our plans and budgets comprehended in the M&A Committee’s strategic recommendations developed during a formal review of strategic alternatives last year. Other strategic recommendations stemming from the strategic alternatives review are on-going, including (1) proactive measures to streamline operations and enhance growth opportunities and cost-efficiency, including significant cost reductions, (2) building upon past acquisitions by taking advantage of current conditions and further integrating and consolidating operations and systems for further efficiencies and cost saving opportunities, and (3) capitalizing on acquisition opportunities arising from the economic downturn by identifying and with the objective of acquiring businesses at reduced multiples and favorable valuations.

On June 2, 2025, we entered into an agreement for the sale of certain operating assets of the Industrial Segment, including those of BMCH, Inc., Triad Logistics, Inc., and our Triad Staffing brand. We received total cash consideration of $250 thousand from the buyer at closing and received an additional $788 thousand during the first 90 days following closing. A pre-tax net gain of $133 thousand, including transaction costs of $97 thousand, is included in discontinued operations for fiscal 2025. The remaining assets of the Industrial Segment not sold were distributed to the Company.

(Amounts in thousands except per share data, unless otherwise stated)

Net Revenues

Consolidated net revenues are comprised of the following:

	Fiscal
	2025	2024	$ Change	% Change
Professional contract services	$84,686	$94,753	$(10,067)	-11%
Direct hire placement services	11,818	12,183	(365)	-3%
Consolidated net revenues	$96,504	$106,936	$(10,432)	-10%

Professional contract staffing services contributed $84,686 or approximately 88% of consolidated revenue and direct hire placement services contributed $11,818, or approximately 12%, of consolidated revenue for fiscal 2025. This compares to professional contract staffing services revenue of $94,753, or approximately 89%, of consolidated revenue and direct hire placement revenue of $12,183, or approximately 11%, of consolidated revenue for fiscal 2024.

Economic uncertainties, including persistent inflation and high interest rates, continued to adversely affect trends and conditions in the U.S. labor markets, which in turn, have continued to negatively impact our results through fiscal 2025. In addition, the proliferation of AI applications and tools across industries is disrupting portions of our economy and impacting hiring plans as business plans and HR needs are reconsidered. As a result of these trends, professional contract staffing services revenues decreased $10,067, or 11%, as compared to fiscal 2024. Professional contract staffing services for fiscal 2025 includes $3,375 of revenues generated by Hornet, which was acquired by the Company effective January 3, 2025. The former Industrial Segment revenues of $4,609 and $9,547 for fiscal 2025 and 2024, respectively, have been reclassified as discontinued operations and are no longer included in continuing operations and contract staffing services revenues, accordingly.

Direct hire placement revenue for fiscal 2025 decreased $365, or approximately 3%, as compared to fiscal 2024. Direct hire opportunities tend to be highly cyclical and demand dependent and may be expected to rise during times of economic recovery and decline during downturns and periods of uncertainty.

Staffing Industry Analysts (“SIA”), a leading industry trade organization, recently published in its September 2025 U.S. Staffing Industry Forecast update, that the U.S. Staffing Industry as a whole is expected to decline by 3% in 2025. This follows a 12% decline already experienced in 2024. The SIA report cites that the forecasted 2025 decline is expected due to widespread client caution, a slow labor market, reduced employee churn and flat bill rates. While our businesses service clients of all sizes, a substantial number of our clients are small and medium-sized enterprises (SMEs), which have less financial flexibility to absorb rising costs and higher borrowing expenses, making them more likely to reduce or postpone usage of our services and contract employees. We believe this is a key reason why our 2025 revenue declines have exceeded those forecasted by SIA for the staffing industry overall.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of the Company's contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for fiscal 2025 decreased by approximately 11% to $63,132 compared to $70,794 for fiscal 2024. The $7,662 decrease in cost of contract services is consistent with the decrease in revenues as discussed above.

Gross Profit percentage by service:

	Fiscal
	2025	2024
Professional contract services	25.5%	25.3%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	34.6%	33.8%

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

(Amounts in thousands except per share data, unless otherwise stated)

Our combined gross profit margin, including direct hire placement services, for fiscal 2025 and 2024 were approximately 34.6% and 33.8%, respectively. Our professional contract staffing services gross margins for fiscal 2025 and 2024 were approximately 25.5% and 25.3%, respectively. The net increase in our combined gross margin is mainly attributable to an increase in the mix of direct hire placement revenues, which have a 100% gross margin. The slight increase in professional contract staffing services gross margin is attributable to net increases in prices and spreads on some of our professional contract services businesses.

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

Our SG&A for fiscal 2025 decreased by $4,185 as compared to fiscal 2024. SG&A for fiscal 2025 as a percentage of revenues was approximately 36.9% versus 37.2% for fiscal 2024. The higher percentages of SG&A expenses to revenues, as compared with historical SG&A ratios in the low-to-mid 30% range, is mainly attributable to lower revenues in relation to fixed costs, including certain personnel, occupancy and costs associated with applicant tracking systems and job boards. In addition, higher incentive compensation on direct hire placement revenues, which remained relatively level over the current and prior fiscal years, as contrasted with lower professional contract revenues, contributed to the higher SG&A ratios. These items were offset by certain cost reductions and productivity improvements made during fiscal 2025.

SG&A includes certain non-cash costs and non-operational costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $474 and $1,120 for fiscal 2025 and 2024, respectively, and include mainly expenses associated with former closed and consolidated locations, legal expenses related to other than routine matters, and personnel costs associated with eliminated positions.

Amortization and Depreciation Expense

Amortization expense was $857 and $2,363 for fiscal 2025 and 2024, respectively. The decrease in amortization expense is mainly due to impairment charges recorded during fiscal 2024, which substantially reduced the remaining unamortized balances of our identifiable intangible assets and present amortization, accordingly. Depreciation expense was $201 and $261 for fiscal 2025 and 2024, respectively.

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets Impairment

We performed an evaluation of our intangible assets as of June 30, 2024, and determined that certain asset groups associated with our intangible assets including certain customer lists and tradenames were producing negative or sufficiently low gross cash flows that their estimated future discounted cash flows indicated impairments of the remaining unamortized balances. As a result, we recorded a non-cash impairment charge of $5,209 on intangible assets during fiscal 2024.

Goodwill Impairment

The Company performs a goodwill impairment assessment at least annually but may perform interim assessments in the event of a triggering event that may indicate the fair value of a reporting unit decreased below its carrying value. The Company completed its most recent annual assessment as of September 30, 2025 and determined that its goodwill was not further impaired. Prior to this, as of March 31, 2025, an interim assessment was performed as the estimated fair value of the Professional Services reporting unit was determined to have decreased and indicated that the reporting unit’s carrying value exceeded its estimated fair value. As a result, a non-cash goodwill impairment charge of $22,000 was recognized during fiscal 2025, as determined by the interim evaluations made of our goodwill as of March 31, 2025.

Our prior annual goodwill impairment assessment as of September 30, 2024 determined that the Company’s goodwill was not further impaired. However, an interim assessment was also performed due to the decline in operating results and market capitalization experienced during the year which, in management’s view, represented one or more triggering events that could indicate an impairment in the Company’s goodwill. The interim assessment was performed as of June 30, 2024 and indicated the goodwill assigned to the Professional Services reporting unit was impaired. A non-cash goodwill impairment charge of $14,201 was recognized during fiscal 2024, as determined by the interim evaluation made of our goodwill as of June 30, 2024.

For purposes of performing our annual goodwill impairment assessments as of September 30, 2025 and 2024, and the interim testing performed as of March 31, 2025 and June 30, 2024, we applied generally accepted valuation methods and techniques in order to estimate the fair value of our Professional Services reporting unit and considered discounted cash flows, guideline public company results, guideline transactions, revenues and earnings, recent trends in our stock price, implied control or acquisition premiums, and other possible factors and their effects on estimated fair value of our reporting unit. The estimated fair value of the Professional Services reporting unit resulting from the September 30, 2025 assessment exceeded the reporting unit’s adjusted carrying value, net of the impairment recorded during the March 31, 2025 interim assessment, by approximately 39%, or approximately $12.7 million. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, revenue growth projections, cost reduction projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit of the fair value of our Professional Services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

Loss from Operations

Loss from operations was $(25,310) and $(25,701) for fiscal 2025 and 2024, respectively. These losses are primarily the result of the non-cash impairment charges included in loss from operations for fiscal 2025 and 2024. Excluding these, the $2,981 improvement in fiscal 2025 was attributable to certain cost reductions made by the Company as well as the other matters discussed in the preceding paragraphs.

(Amounts in thousands except per share data, unless otherwise stated)

Interest Expense

Interest expense was $333 and $315 for fiscal 2025 and 2024, respectively, and was comprised mainly of fees associated with our Facility including unused capacity fees, administrative charges, and the amortization of related debt issuance costs. No advances were taken on our Facility during fiscal 2025 and 2024.

Interest Income

Interest income earned was $577 and $722 for fiscal 2025 and 2024, respectively. Interest income is earned on cash balances held in our two brokerage accounts.

Provision for Income Taxes

We recognized income tax (expense) benefit of $(9,588) and $2,619 for fiscal 2025 and 2024, respectively. Our effective tax rates for fiscal 2025 and 2024 are lower than the statutory rate primarily due to the effect of the valuation allowance on our net deferred tax asset (“DTA”) position and the differences in the U.S. GAAP and tax basis effects associated with goodwill impairments.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In view of the significance of our recent pre-tax book losses and the likelihood of continuing uncertainty in the industry and economy as a whole, management excluded projections of future income from its forecast of the reversal of our DTAs as of September 30, 2025. As a result, it was determined that our net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. We recorded an additional $11,964 valuation allowance during fiscal 2025, resulting in a total valuation allowance of $12,757 as of September 30, 2025, accordingly.

Loss from Discontinued Operations

As a result of our Industrial Segment being deemed a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying consolidated statements of operations. On June 2, 2025, we entered into an agreement to sell certain operating assets of our Industrial Segment and recorded a net gain on sale of $133 during fiscal 2025. Loss from discontinued operations, including the net gain recorded upon sale, was $(93) and $(1,427) for fiscal 2025 and 2024, respectively.

Consolidated Net Loss

Our consolidated net loss was $(34,747) and $(24,102) for fiscal 2025 and 2024, respectively. The increase in consolidated net loss is primarily the result of the provision for income tax expense for fiscal 2025 including the valuation allowance recorded related to our net deferred tax assets, as explained in the preceding paragraphs.

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

The following table sets forth certain consolidated statement of cash flows data, including cash flows from discontinued operations:

	Fiscal
	2025	2024
Cash flows provided by operating activities	$549	$202
Cash flows provided by (used in) investing activities	54	(58)
Cash flows used in financing activities	(67)	(1,787)

As of September 30, 2025, we had $21,364 of cash, an increase of $536 from $20,828 as of September 30, 2024. As of September 30, 2025, we had working capital of $23,993 compared to $26,079 as of September 30, 2024. The decrease in working capital is mainly attributable to the effects of lower overall business volume during fiscal 2025.

The primary source of cash from investing activities during fiscal 2025 was $1,038 in cash received from the buyer of the Industrial Segment’s assets. The primary use of cash for investing activities during fiscal 2025 was for the acquisition of Hornet. We paid $1,100 of cash consideration at closing on January 3, 2025, and entered into two 5% uncollateralized subordinated promissory notes with the sellers in the aggregate amount of $400, each payable in two equal annual installments due at the end of the two subsequent years following closing. The purchase price and our obligations under the subordinated promissory notes are subject to reduction in the event Hornet Staffing does not achieve agreed upon profit metrics during the two years subsequent to closing on a dollar-for-dollar basis.

The cash flows used in financing activities were primarily for purchases of treasury stock during fiscal 2024, and payments made on finance leases during fiscal 2025 and 2024.

We had $4,828 in availability for borrowings under our Facility as of September 30, 2025. There were no outstanding borrowings on the Facility as of September 30, 2025, or September 30, 2024, except for certain accrued carrying fees and costs, which are included in other current liabilities in the accompanying consolidated balance sheets. No borrowings have been taken from the Facility during the years ended September 30, 2025 and 2024.

On April 27, 2023, our Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $20 million of our currently outstanding shares of common stock. The share repurchase program continued through December 31, 2023. The repurchase program did not obligate us to repurchase any number of shares of common stock. The share repurchase program was conducted in accordance with Rules 10b-5 and 10b-18 of the Securities Exchange Act of 1934, as amended. Subject to applicable rules and regulations, shares of common stock were purchased from time to time in the open market transactions and in amounts we deemed appropriate, based on factors such as market conditions, legal requirements, and other business considerations. During fiscal 2024, we repurchased 2,717 shares of common stock at a total cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, we repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our then issued and outstanding shares of common stock immediately prior to the program).

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

All of our office facilities are leased. Minimum lease payments under all our lease agreements for the twelve-month period commencing after the close of business on September 30, 2025, are approximately $1,048. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on September 30, 2025.

(Amounts in thousands except per share data, unless otherwise stated)

Management believes that we can generate adequate liquidity to meet our obligations for the foreseeable future and at least for the next twelve months after the date this Annual Report on Form 10-K is filed.

Off-Balance Sheet Arrangements

As of September 30, 2025 and 2024, and during the two fiscal years then ended, there were no transactions, agreements, or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

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

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for credit losses is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. The Company adopted the methodology under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), during fiscal 2024. The amendments in ASU 2016-13 replace the probable incurred loss impairment methodology underlying our previous allowance for doubtful accounts with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During fiscal 2025, the Company elected to use the practical expedient introduced by ASU 2025-05 which simplifies the calculation of these estimates by assuming that current conditions will continue through the forecast period. Under ASU 2016-13, an allowance is recorded with a corresponding charge to bad debt expense for expected credit losses in our accounts receivable including consideration of the effects of past, present and future conditions that may reasonably be expected to impact credit losses. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance for credit losses is reflected in the consolidated balance sheets as a reduction of accounts receivable.

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

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. This allowance for falloffs is included in other current liabilities. Estimated future falloffs are determined by analyzing recent historical trends of actual falloffs and applying a formula comprised of average numbers of falloffs, average falloff amounts, and average cycle times between billing and fall off dates to derive an allowance for falloffs. Thus, the estimated allowance is derived from observed trends in actual historical falloffs and assumes that historical trends are indicative of future falloff activity.

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

Interest and penalties related to uncertain tax benefits are recognized on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2025 and 2024, no accrued interest or penalties are included on the related tax liability line in the accompanying consolidated balance sheets.

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by FASB ASC 350, Intangibles — Goodwill and Other: Goodwill, at least annually and on an interim basis when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

The Company performed annual goodwill impairment testing effective as of September 30, 2025 and determined that its goodwill was not further impaired. In determining the fair value of our Professional Services reporting unit, we use one or a combination of commonly accepted valuation methodologies: (1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and (2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques rely upon assumptions and other factors, such as the estimated future cash flows of our reporting unit, the discount rate used to determine the present value of future cash flows, and the market multiples of comparable companies utilized. In applying our methods, we consider and use averages and medians in the selection of assumptions derived from comparable companies or market data, where applicable, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting unit. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

For purposes of performing this goodwill impairment assessment, management applied the valuation techniques and assumptions to its Professional Services segment as a reporting unit discussed above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Professional Services reporting unit. The estimated fair value of the reporting unit is directly determined by, and therefore sensitive to, the underlying assumptions and methods used in deriving them, which are largely subjective in nature.

(Amounts in thousands except per share data, unless otherwise stated)

As a result of the evaluation performed, the estimated fair value of the Professional Services reporting unit exceeded the carrying value of its net assets as of September 30, 2025. Prior to this, as of March 31, 2025, an interim assessment was performed and indicated the Company’s goodwill assigned to its Professional Services reporting unit was impaired. An interim assessment performed during fiscal 2024, as of June 30, 2024, also indicated an impairment of the Company’s Professional Services reporting unit. As a result of these interim assessments, the Company reduced its goodwill by $22,000 and $14,201, with corresponding non-cash impairment charges being recognized in its consolidated statements of operations for fiscal 2025 and 2024, respectively.

Intangible Assets

Separately identifiable intangible assets held in the form of customer relationships, non-competes and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using the straight-line method.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that these assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the Professional Services reporting unit.

An evaluation as of June 30, 2024 determined that certain asset groups associated with the Company’s intangible assets were producing negative or sufficiently low gross cash flows and that their estimated future discounted cash flows indicated impairments. As a result, the Company recorded a non-cash impairment charge of $5,209 on intangible assets during fiscal 2024.

Share-Based Compensation

The Company accounts for share-based awards to employees in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the consolidated financial statements based on a determination of the fair value of the stock options or restricted stock grants. The grant date fair value of stock options is determined using the Black-Scholes-Merton ("Black-Scholes") pricing model. For all employee stock options and restricted stock grants, the Company recognizes expense over the employee's requisite service period (generally the vesting period of the equity grant) and records an estimate for forfeitures. The Company's option pricing model requires the input of subjective assumptions, including the expected stock price volatility, and expected term. Any changes in these subjective assumptions significantly impact our share-based compensation expense. Upon the exercise of options, the Company may elect to utilize treasury shares instead of issuing new shares.

(Amounts in thousands except per share data, unless otherwise stated)

Recent Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which contains authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss (“CECL”) model, which is a new impairment model based on expected losses. The new guidance was effective for fiscal years beginning after December 15, 2022. ASU 2016-13 became effective for the Company on October 1, 2023. The new guidance was implemented during the quarter ended December 31, 2023, is applicable to the Company’s trade (accounts) receivable and did not have a material impact on its consolidated financial statements taken as a whole.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods during fiscal years beginning after December 15, 2024. The new guidance was implemented during the quarter ended September 30, 2025 and did not have a material effect on the Company’s consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326), which introduces a practical expedient for estimating credit losses under CECL for current accounts receivable and contract assets arising from revenue transactions under ASC 606. If elected, this expedient allows entities to assume that current conditions at the balance sheet date will persist through the forecast period, simplifying the estimation process. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2025. The Company elected to early adopt the expedient during the quarter ended September 30, 2025, which did not have a material impact on the Company’s consolidated financial statements.

Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which expands income tax disclosure requirements in part by requiring entities to disclose a reconciliation of their effective tax rates to statutory rates and provide disaggregation of taxes paid. The guidance also eliminates existing disclosure requirements related to anticipated changes in unrecognized tax benefits and temporary differences related to unrecorded deferred tax liabilities. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company has not yet determined the effects of the new guidance on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which expands expense disclosure requirements in part by requiring entities to provide tabular disclosure of the nature of expenses making up relevant captions on the face of the income statement. The guidance requires disclosure of the amounts making up each caption in categories such as inventory purchases, employee compensation, depreciation, intangible asset amortization, and depletion. The guidance also requires qualitative descriptions of other amounts included in each caption that are not separately disaggregated. The new guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company has not yet determined the effects of the new guidance on its consolidated financial statements and disclosures.

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

To the Board of Directors and Shareholders

GEE Group Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GEE Group Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit mattes below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

Description of Matter

The Company’s consolidated goodwill balance was $24.8 million as of September 30, 2025. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of its Professional Staffing reporting unit to its carrying value. The fair value of the reporting unit is estimated using the discounted cash flow and guideline public company methods, which requires the use of estimates and assumptions related to cash flow forecasts, discount rates, terminal values, and market multiples of comparable companies. Management’s cash flow forecasts included significant judgments and assumptions relating to revenue growth rates, expense reductions and operating margins.

The fair value of the reporting unit did not exceed its carrying value as of March 31, 2025; therefore, an impairment charge of $22 million was recognized as of March 31, 2025 and during the year ended September 30, 2025. The impairment charge was recognized for the amount by which the carrying amount exceeded the reporting unit’s estimated fair value. As more fully described in Note 8 to the consolidated financial statements, as of September 30, 2025, the fair value of the reporting unit exceeded its carrying value.

Management made significant judgments when developing the fair value estimate of the reporting unit. As a result, a high degree of auditor judgment and effort was required, including involving the use of our valuation specialists, in performing audit procedures to evaluate the reasonableness of management’s cash flow forecasts and the significant assumptions identified above. Significant uncertainty exists with these assumptions because they are sensitive to future market or economic conditions.

How We Addressed the Matter in Our Audit	Our audit procedures included the following:

•

Obtained an understanding of the internal controls and processes in place over the Company’s goodwill impairment review process, including management’s review of the significant assumptions described above.

	•	Evaluated the reasonableness of management’s revenue, expenses, operating margins, and other forecasted amounts by comparing the forecasts to actual historical results.

	•	Evaluated the reasonableness of guideline public company valuation multiples.

	•	Evaluated management’s determination of reporting units and segments.

•

With the assistance of our valuation specialists, evaluated the valuation methodologies and significant assumptions, including discount rates, and developed a range of independent estimates and compared those to the significant assumptions used by management.

	•	Tested the mathematical accuracy of the calculations.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2024.

Atlanta, Georgia

December 17, 2025

GEE GROUP INC. CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$21,364	$20,735
Accounts receivable, less allowances ($76 and $144, respectively)	9,695	12,751
Prepaid expenses and other current assets	622	762
Current assets of discontinued operations	-	1,153
Total current assets	31,681	35,401
Property and equipment, net	354	546
Goodwill	24,759	46,008
Intangible assets, net	620	834
Deferred tax assets, net	-	9,364
Right-of-use assets	2,443	3,115
Other long-term assets	140	295
Noncurrent assets of discontinued operations	-	339
TOTAL ASSETS	$59,997	$95,902

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,392	$1,960
Accrued compensation	4,519	5,026
Current operating lease liabilities	986	1,090
Current portion of notes payable	196	-
Other current liabilities	595	899
Current liabilities of discontinued operations	-	347
Total current liabilities	7,688	9,322
Deferred taxes, net	262	-
Noncurrent operating lease liabilities	1,829	2,254
Notes payable	196	-
Other long-term liabilities	12	82
Noncurrent liabilities of discontinued operations	-	33
Total liabilities	9,987	11,691

Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 109,413 shares outstanding at September 30, 2025 and September 30, 2024	113,675	113,129
Accumulated deficit	(60,479)	(25,732)
Treasury stock; at cost - 5,487 shares at September 30, 2025 and September 30, 2024	(3,186)	(3,186)
Total shareholders' equity	50,010	84,211
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,997	$95,902

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except basic and diluted loss per share)

	Year Ended September 30,
	2025	2024
NET REVENUES:
Contract staffing services	$84,686	$94,753
Direct hire placement services	11,818	12,183
NET REVENUES	96,504	106,936

Cost of contract services	63,132	70,794
GROSS PROFIT	33,372	36,142

Selling, general and administrative expenses	35,624	39,809
Depreciation expense	201	261
Amortization of intangible assets	857	2,363
Intangible asset impairment charges	-	5,209
Goodwill impairment charges	22,000	14,201
LOSS FROM OPERATIONS	(25,310)	(25,701)
Interest expense	(333)	(315)
Interest income	577	722
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(25,066)	(25,294)
Provision for income tax (expense) benefit attributable to continuing operations	(9,588)	2,619
LOSS FROM CONTINUING OPERATIONS	(34,654)	(22,675)
Loss from discontinued operations, net of tax (Note 5)	(93)	(1,427)
CONSOLIDATED NET LOSS	$(34,747)	$(24,102)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	109,413	109,139

BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(0.32)	$(0.21)
From discontinued operations	$(0.00)	$(0.01)
Consolidated net loss per share	$(0.32)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance, September 30, 2023	114,900	$112,915	3,412	$(1,984)	$(1,630)	$109,301
Purchase of treasury stock	-	-	2,717	(1,575)	-	(1,575)
Share-based compensation	-	587	-	-	-	587
Issuance of shares under incentive stock plan	-	(373)	(642)	373	-	-
Net loss	-	-	-	-	(24,102)	(24,102)

Balance, September 30, 2024	114,900	$113,129	5,487	$(3,186)	$(25,732)	$84,211
Share-based compensation	-	546	-	-	-	546
Net loss	-	-	-	-	(34,747)	(34,747)

Balance, September 30, 2025	114,900	$113,675	5,487	$(3,186)	$(60,479)	$50,010

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(34,747)	$(24,102)
Adjustments to reconcile consolidated net loss to cash provided by operating activities:
Loss (gain) on disposal of assets	3	(14)
Depreciation and amortization	1,062	2,664
Amortization of operating lease right-of-use assets	1,250	1,443
Intangible assets impairment charges	-	5,209
Goodwill impairment charges	22,000	15,285
Share-based compensation	546	587
Provisions for credit losses	9	49
Gain on sale of Industrial Segment	(133)	-
Deferred income taxes	9,606	(2,431)
Amortization of debt issuance costs	153	153
Changes in operating assets and liabilities:
Accounts receivable	3,745	4,655
Other assets	244	170
Accounts payable	(1,054)	(775)
Accrued compensation	(704)	(241)
Operating lease liabilities	(1,107)	(1,521)
Other liabilities	(324)	(929)
Net cash provided by operating activities	549	202

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(16)	(58)
Business acquisition, net of cash acquired	(968)	-
Proceeds from sale of Industrial Segment	1,038	-
Net cash provided by (used in) investing activities	54	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	-	(1,575)
Payments on finance leases	(67)	(212)
Net cash used in financing activities	(67)	(1,787)

Net change in cash	536	(1,643)

Cash at beginning of year	20,828	22,471

Cash at end of year	21,364	20,828
Less cash from discontinued operations	-	(93)
Cash from continuing operations at end of year	$21,364	$20,735

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$180	$169
Cash paid for taxes	72	43

The accompanying notes are an integral part of these consolidated financial statements.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

1. Description of Business

GEE Group Inc. was incorporated in the State of Illinois in 1962 and is the successor to employment offices doing business since 1893. GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., Hornet Staffing, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., and Triad Personnel Services, Inc. (collectively referred to as the “Company,” “us,” “our” or “we”) are providers of permanent and temporary professional staffing and placement services in and near several major U.S cities. We specialize in the placement of information technology, accounting, finance, office, engineering, and medical professionals for direct hire and contract staffing for our professional clients.

The Company markets its services using the trade names Access Data Consulting, Agile Resources, Ashley Ellis, GEE Group (Columbus), General Employment, Hornet Staffing, Omni One, Paladin Consulting, Scribe Solutions, SNI Companies, Accounting Now, Staffing Now®, SNI Banking, SNI Certes®, SNI Energy®, SNI Financial® and SNI Technology®. As of September 30, 2025, we operated from locations in ten (10) states, including nineteen (19) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely.

The Company’s fiscal year begins on October 1 and ends on September 30 of each year. Fiscal 2025 and fiscal 2024 refer to the fiscal years ended September 30, 2025 and 2024, respectively.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of September 30, 2025, and September 30, 2024, there were no cash equivalents.

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. During 2023, the Company entered into enhanced deposit arrangements with two financial institutions in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $15,087 and $14,515 as of September 30, 2025 and 2024, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $5,067 and $5,194 as of September 30, 2025 and 2024, respectively. We have never experienced any material losses related to cash on deposit with banks.

Accounts Receivable

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. An allowance for credit losses is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. The Company adopted the methodology under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), during fiscal 2024. The amendments in ASU 2016-13 replace the probable incurred loss impairment methodology underlying our previous allowance for doubtful accounts with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During fiscal 2025, the Company elected to use the practical expedient introduced by ASU 2025-05 which simplifies the calculation of these estimates by assuming that current conditions will continue through the forecast period. Under ASU 2016-13, an allowance is recorded with a corresponding charge to bad debt expense for expected credit losses in our accounts receivable including consideration of the effects of past, present and future conditions that may reasonably be expected to impact credit losses. The Company charges off uncollectible accounts against the allowance once the invoices are deemed unlikely to be collectible. The allowance for credit losses is reflected in the consolidated balance sheets as a reduction of accounts receivable. The impact of adoptions of ASUs 2016-13 and 2025-05 were immaterial to the Company’s consolidated financial statements.

As of September 30, 2025 and 2024 the allowance for credit losses was $76 and $144, respectively.

A summary of changes in this account is as follows:

	Year Ended September 30,
	2025	2024
Beginning balance	$144	$118
Provisions for credit losses	9	74
Accounts receivable write-offs	(77)	(48)
Ending balance	$76	$144

The Company has one customer that made up approximately 21% of the consolidated accounts receivable balance as of September 30, 2025 and two customers that, in aggregate, made up approximately 27% of the consolidated accounts receivable balance as of September 30, 2024. These customers are offered extended payment terms due to the frequency and volume of our services that they utilize. Each has demonstrated consistent creditworthiness since doing business with us and the Company has not experienced any losses related to these two customers historically.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is calculated on a straight-line basis over estimated useful lives of five years for computer equipment and two to ten years for office equipment, furniture and fixtures. Depreciation expense for leasehold improvements is also calculated on a straight-line basis over the lesser of the useful life of the asset or the corresponding lease terms, which generally range from three to five years. The Company capitalizes computer software purchased or developed for internal use and amortizes it over an estimated useful life of five years. The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If the carrying amount of an asset group is greater than its estimated future undiscounted cash flows, the carrying value is written down to the estimated fair value. There was no impairment of property and equipment in fiscal 2025 and 2024.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company currently has one sublease which is accounted for on a net basis in other non-operational costs within selling, general, and administrative expenses and is not material to the consolidated financial statements. The Company does not currently have residual value guarantees or restrictive covenants in its leases.

Goodwill

The Company evaluates its goodwill for possible impairment as prescribed by FASB ASC 350, Intangibles — Goodwill and Other: Goodwill, at least annually and on an interim basis when one or more triggering events or circumstances indicate that the goodwill might be impaired. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the estimated fair value of a reporting unit with its carrying amount. The Company allocates its goodwill to its Professional Services reporting unit for purposes of evaluation for impairments. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s estimated fair value, not to exceed the carrying value of goodwill.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

In determining the fair value of our Professional Services reporting unit, we use one or a combination of commonly accepted valuation methodologies: (1) the income approach, which is based on the present value of discounted cash flows projected for the reporting unit or, in certain instances, capitalization of earnings, and (2) the market approach, which estimates a fair value based on an appropriate revenue and/or earnings multiple(s) derived from comparable companies. These valuation techniques rely upon assumptions and other factors, such as the estimated future cash flows of our reporting unit, the discount rate used to determine the present value of future cash flows, and the market multiples of comparable companies utilized. In applying our methods, we consider and use averages and medians in the selection of assumptions derived from comparable companies or market data, where applicable, and in the application of the income and/or market approaches if we determine that this will provide a more appropriate estimated fair value or range of fair value estimates of the reporting unit. Changes to input assumptions and other factors used or considered in the analysis could result in materially different evaluations of goodwill impairment.

The Company performed interim goodwill impairment assessments during fiscal 2025 and 2024, as of March 31, 2025 and June 30, 2024, respectively, which indicated the goodwill assigned to the Company’s Professional Services reporting unit was impaired as of each date. As a result of these interim assessments, the Company reduced its goodwill by $22,000 and $14,201, with corresponding non-cash impairment charges being recognized in its consolidated statements of operations for fiscal 2025 and 2024, respectively. The Company performed annual goodwill impairment assessments for its Professional Services reporting unit as of September 30, 2025 and September 30, 2024 and found its goodwill was not further impaired as of each date.

Intangible Assets

Separately identifiable intangible assets held in the form of customer relationships, non-competes and trade names were recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives ranging from two to ten years using the straight-line method.

Impairment of Long-lived Assets (other than Goodwill)

The Company recognizes an impairment of long-lived intangible assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. For purposes of testing the long-lived assets other than goodwill, long-lived assets are grouped and considered with other assets and liabilities within the Professional Services reporting unit.

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

Due to the loss from continuing operations reported for fiscal 2025 and 2024, there were no dilutive incremental shares considered in the calculation of dilutive shares. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 4,377 and 4,206 for fiscal 2025 and 2024, respectively.

Revenue Recognition

Revenues from contracts with customers are generated from direct hire placement services and professional contract services. Revenues are recognized when all placement obligations entitling the company to payment have been met. Our revenues are recorded net of variable consideration such as sales adjustments or allowances. Payment terms in our contracts vary by the type and location of our customer and the services offered. The terms between invoicing and when payments are due are not significant.

Direct hire placement service revenues from contracts with customers are recognized when the Company has met each of the criteria under FASB ASC 606, Revenue from Contracts with Customers, including its performance obligations under the contracts. This generally occurs when the employment candidates accept offers of employment and have started their newly placed positions, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company’s guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire. Fees associated with candidate placement are generally calculated as a percentage of the new employee’s annual compensation. The Company records direct hire placement services revenues on a net basis as the Company acts as an agent for the customer and does not directly contract with or employ the direct hire candidates it places. No fees for permanent placement services are charged to direct hire employment candidates.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Estimated future falloffs are determined by analyzing recent historical trends of actual falloffs and applying a formula comprised of average number of falloffs, average falloff amounts, and average cycle times between billing and fall off dates to derive an allowance for falloffs. Thus, the estimated allowance is derived from observed trends in actual historical falloffs and assumes that historical trends are indicative of future falloff activity. Liabilities for falloffs during the period are reflected in the consolidated balance sheets in the amounts of $72 and $102, as of September 30, 2025 and 2024, respectively. Falloffs during the period are reflected in the consolidated statements of operations as a reduction of placement service revenues and were approximately $571 and $401 in fiscal 2025 and 2024, respectively.

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

There was no customer that represented 10% or more of the Company’s consolidated revenue in fiscal 2025 or 2024.

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

Advertising Expenses

The Company expenses the costs of job boards used for identifying and recruiting candidates, print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expense totaled $1,881 and $2,083 for fiscal 2025 and 2024, respectively.

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

See Note 11 for the assumptions used to calculate the fair value of share-based employee and non-employee compensation. Upon the exercise of options, the Company may elect to utilize treasury shares instead of issuing new shares.

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

Interest and penalties related to uncertain tax benefits are recognized on the income tax expense line in the accompanying consolidated statement of operations. As of September 30, 2025 and 2024, no accrued interest or penalties are included on the related tax liability line in the accompanying consolidated balance sheets.

3. Recent Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which contains authoritative guidance amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss (“CECL”) model, which is a new impairment model based on expected losses. The new guidance was effective for fiscal years beginning after December 15, 2022. ASU 2016-13 became effective for the Company on October 1, 2023. The new guidance was implemented during the quarter ended December 31, 2023, is applicable to the Company’s trade (accounts) receivable and did not have a material impact on its consolidated financial statements taken as a whole.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods during fiscal years beginning after December 15, 2024. The new guidance was implemented during the quarter ended September 30, 2025, as presented in Note 16, and did not have a material effect on the Company’s consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326), which introduces a practical expedient for estimating credit losses under CECL for current accounts receivable and contract assets arising from revenue transactions under ASC 606. If elected, this expedient allows entities to assume that current conditions at the balance sheet date will persist through the forecast period, simplifying the estimation process. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2025. The Company elected to early adopt the expedient during the quarter ended September 30, 2025 which did not have a material impact on its consolidated financial statements.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which expands income tax disclosure requirements in part by requiring entities to disclose a reconciliation of their effective tax rates to statutory rates and provide disaggregation of taxes paid. The guidance also eliminates existing disclosure requirements related to anticipated changes in unrecognized tax benefits and temporary differences related to unrecorded deferred tax liabilities. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company has not yet determined the effects of the new guidance on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which expands expense disclosure requirements in part by requiring entities to provide tabular disclosure of the nature of expenses making up relevant captions on the face of the income statement. The guidance requires disclosure of the amounts making up each caption in categories such as inventory purchases, employee compensation, depreciation, intangible asset amortization, and depletion. The guidance also requires qualitative descriptions of other amounts included in each caption that are not separately disaggregated. The new guidance is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company has not yet determined the effects of the new guidance on its consolidated financial statements and disclosures.

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

The total consideration paid for the purchased shares was $1,500, consisting of (i) a $1,100 cash payment, and (ii) the issuance to its former shareholders of subordinated and unsecured promissory notes (the "Promissory Notes") totaling an aggregate initial principal amount of $400. Interest on the outstanding principal balances of the Promissory Notes is payable at a fixed rate of 5% per annum. Payments on the Promissory Notes shall be made annually with the first payment due on the first anniversary of the issuance dates and the second and final payment due on the second anniversary of the issuance date. The Company also paid legal and professional fees of $111 related to the purchase during fiscal 2025, which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The assets and liabilities of Hornet were recorded at their estimated fair values as of the closing date of the Purchase Agreement. The Promissory Notes were measured at fair value using Level 3 inputs and were recorded net of discounts of $8 at the acquisition date. The following table summarizes the preliminary balance sheet at January 3, 2025:

Assets purchased	$612
Liabilities assumed (a)	514
Net assets purchased	98
Purchase consideration:
Cash paid at closing	1,100
Promissory notes, net	392
Intangible assets from purchase	$1,394

(a)	Liabilities assumed includes a $151 deferred tax liability present at January 3, 2025 but recorded by the Company post-acquisition due to a tax election made during fiscal 2025.

An independent purchase price allocation and valuation has been performed to identify intangible assets acquired. The allocation to these intangible assets is as follows:

	Fair Value	Useful Life
Customer relationships	$564	8 years
Tradename	68	10 years
Non-compete	11	2 years
Goodwill	751	Indefinite
Total intangible assets acquired	$1,394

The following table represents the unaudited consolidated pro forma results of operations for fiscal 2025 and 2024 had the acquisition occurred on October 1, 2023, the first day of the most historic period reported in this Annual Report on Form 10-K. This unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on October 1, 2023. This information is based on Hornet’s unaudited historical financial statements.

	Year Ended September 30,
	2025	2024
Net revenues	$98,092	$112,599
Cost of contract services	64,490	75,683
Gross profit	33,602	36,916
Selling, general and administrative expenses	35,776	40,372
Loss from operations	(34,577)	(22,527)

Basic and diluted loss per share	$(0.32)	$(0.21)

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

On June 2, 2025, the Company entered into an agreement for the sale of certain operating assets of its Industrial Segment, including those of BMCH, Inc., Triad Logistics, Inc., and its Triad Staffing brand. The Company received total cash consideration of $250 from the buyer at closing and an additional $788 during the first 90 days following closing. A pre-tax net gain of $133, including transaction costs of $97, is included in discontinued operations for fiscal 2025. The remaining assets of the Industrial Segment not sold were distributed to the Company.

Assets and Liabilities of Discontinued Operations

The balances of assets and liabilities under the Industrial Segment as of September 30, 2025 and 2024 consisted of the following:

	September 30, 2025	September 30, 2024
Assets of discontinued operations:
Cash	$-	$93
Accounts receivable, net	-	996
Prepaid expenses and other current assets	-	64
Property and equipment, net	-	13
Right-of-use assets	-	138
Deferred tax assets, net	-	131
Other long-term assets	-	57
Total assets of discontinued operations	$-	$1,492

Liabilities of discontinued operations:
Accounts payable	$-	$27
Accrued compensation	-	197
Current operating lease liabilities	-	105
Other current liabilities	-	18
Noncurrent operating lease liabilities	-	33
Total liabilities of discontinued operations	$-	$380

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Net Loss from Discontinued Operations

Results of the Industrial Segment for fiscal 2025 and 2024, respectively, consisted of the following:

	Year Ended September 30,
	2025	2024

Revenue	$4,609	$9,547
Expenses:
Cost of contract services	3,525	8,043
Selling, general and administrative expenses	1,290	1,736
Depreciation expense	4	40
Goodwill impairment charge	-	1,084
Interest expense	-	7
Loss from discontinued operations before gain on sale and income taxes	(210)	(1,363)
Gain on sale of Industrial Segment	133	-
Provision for income tax expense attributable to discontinued operations	(16)	(64)
Loss from discontinued operations, net of tax	$(93)	$(1,427)

Cash Flows from Discontinued Operations

The net cash flows of the Industrial Segment during fiscal 2025 included the cash proceeds of $1,038 received as consideration on the sale. There were no capital expenditures or other significant non-operating cash flows under the Industrial Segment during fiscal 2025 or 2024.

6. Property and Equipment

Property and equipment, net, consisted of the following:

	September 30, 2025	September 30, 2024

Computer software	$117	$472
Computer equipment	1,174	2,102
Furniture and fixtures	630	941
Leasehold improvements	99	176
Total property and equipment, at cost	2,020	3,691
Accumulated depreciation	(1,666)	(3,145)
Property and equipment, net	$354	$546

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

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Fiscal 2025	Fiscal 2024
Amortization of finance lease assets	$89	$95
Interest on finance lease liabilities	7	18

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Supplemental balance sheet information related to finance leases consisted of the following:

	September 30, 2025	September 30, 2024
Net book value of finance lease assets	$113	$202
Weighted average remaining lease term for finance leases	1.2 years	2.2 years
Weighted average discount rate for finance leases	5.3%	5.3%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the consolidated balance sheets, included in other current liabilities and other long-term liabilities, as of September 30, 2025:

Fiscal 2026	$73
Fiscal 2027	12
Less: Imputed interest	(3)
Present value of finance lease liabilities (a)	$82

(a)	Includes current portion of $70 for finance leases.

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

Operating lease expenses included in selling, general, and administrative expenses on the consolidated statements of operations were $1,748 and $2,029 for fiscal 2025 and 2024, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Fiscal 2025	Fiscal 2024
Cash paid for operating lease liabilities	$1,252	$1,557
Right-of-use assets obtained in exchange for new operating lease liabilities	488	906

Supplemental balance sheet information related to operating leases consisted of the following:

	September 30, 2025	September 30, 2024
Weighted average remaining lease term for operating leases	2.6 years	2.6 years
Weighted average discount rate for operating leases	5.5%	5.6%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the consolidated balance sheet as of September 30, 2025, including certain closed offices are as follows:

Fiscal 2026	$1,048
Fiscal 2027	893
Fiscal 2028	620
Fiscal 2029	316
Fiscal 2030	123
Less: Imputed interest	(185)
Present value of operating lease liabilities (a)	$2,815

(a)	Includes current portion of $986 for operating leases.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

8. Goodwill and Intangible Assets

Goodwill

For purposes of performing its annual goodwill impairment assessments as of September 30, 2025 and 2024, the Company applied the valuation techniques and assumptions to its Professional Segment reporting unit as discussed in Note 2, above; and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting unit.

The Company completed its most recent annual goodwill impairment assessment as of September 30, 2025 and determined that its goodwill was not further impaired. Prior to this, as of March 31, 2025, an interim assessment was performed as the estimated fair value of the Professional Services reporting unit was determined to have decreased and indicated that the reporting unit’s carrying value exceeded its estimated fair value. As a result, a non-cash goodwill impairment charge of $22,000 was recognized during fiscal 2025, as determined by the interim evaluation made of our goodwill as of March 31, 2025.

Upon completion of the prior annual goodwill impairment assessment as of September 30, 2024, it was determined that the Company’s goodwill was not further impaired. In fiscal 2024, an interim assessment was also performed due to the decline in operating results and market capitalization experienced during the year which, in management’s view, represented one or more triggering events that could indicate an impairment in the Company’s goodwill. The interim assessment was performed as of June 30, 2024 and indicated the goodwill assigned to the Professional Services reporting unit was impaired. As a result, a non-cash goodwill impairment charge of $14,201 was recognized during fiscal 2024, as determined by the interim evaluation made of our goodwill as of June 30, 2024.

A summary of goodwill balances is presented as follows:

	Goodwill	Accumulated Impairment	Carrying Amount
As of September 30, 2024	$75,510	$(29,502)	$46,008
Addition from business acquisition	751	-	751
Impairment adjustment	-	(22,000)	(22,000)
As of September 30, 2025	$76,261	$(51,502)	$24,759

The estimated fair value of the Professional Services reporting unit resulting from the September 30, 2025 assessment exceeded the reporting unit’s adjusted carrying value, net of the impairment recorded during the March 31, 2025 interim assessment, by approximately 39%, or approximately $12.7 million. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, revenue growth projections, cost reduction projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit of the fair value of the Company’s Professional Services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following tables set forth the costs, accumulated amortization and net book value of the Company’s separately identifiable intangible assets as of September 30, 2025 and September 30, 2024 and estimated future amortization expense.

	September 30, 2025				September 30, 2024
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships	$27,521	$(5,153)	$(21,833)	$535	$26,957	$(5,153)	$(21,147)	$657
Trade names	8,397	(56)	(8,262)	79	8,329	(56)	(8,096)	177
Non-competes	4,342	-	(4,336)	6	4,331	-	(4,331)	-
Total	$40,260	$(5,209)	$(34,431)	$620	$39,617	$(5,209)	$(33,574)	$834

Fiscal 2026	$122
Fiscal 2027	79
Fiscal 2028	77
Fiscal 2029	77
Fiscal 2030	77
Thereafter	188
$620

Intangible assets that represent customer relationships are amortized on the basis of estimated future undiscounted cash flows or using the straight-line basis over estimated remaining useful lives of five to ten years. Non-competes and trade names are amortized on a straight-line basis over their respective estimated useful lives of between two and ten years.

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

9. Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2025	September 30, 2024
Accrued client rebates	$137	$340
Reserve for falloffs	72	102
Current finance leases payable	70	67
Accrued audit fees	73	47
Accrued severance	-	45
Other	243	298
Total other current liabilities	$595	$899

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

As of September 30, 2025, the Company had no outstanding borrowings and $4,828 of unused capacity available for borrowing under the terms of the Facility. The Company had $102 and $255 in unamortized debt issuance costs associated with the Facility as of September 30, 2025 and 2024, respectively. Of these costs, $102 and $153 were reflected in other current assets on the consolidated balance sheets as of September 30, 2025 and 2024, respectively, with the remainder, if any, being reflected in other long-term assets. The amortization expense of these debt costs included in interest expense on the consolidated statements of operations was $153 in both fiscal 2025 and 2024.

Under the Facility, advances are subject to a borrowing base formula that is computed based on 85% of eligible accounts receivable of the Company and subsidiaries as defined in the Facility, and subject to certain other criteria, conditions, and applicable reserves, including any additional eligibility requirements as determined by the administrative agent. The Facility is subject to usual and customary covenants and events of default for credit facilities of this type but is not subject to any financial covenants. The interest rate, at the Company’s election, was based on either the Base Rate, as defined, plus the applicable margin; or the London Interbank Offered Rate (“LIBOR”), or any successor thereto, for the applicable interest period, subject to a 1% floor, plus the applicable margin. In addition to interest costs on advances outstanding, the Facility will provide an unused line fee ranging from 0.375% to 0.50% depending on the amount of undrawn credit, original issue discount and certain fees for diligence, implementation, and administration. The unused line fees incurred and included in interest expense totaled $101 in both fiscal 2025 and 2024.

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

11. Shareholders’ Equity (Share-based Compensation and Share Repurchase Program)

Preferred Stock

The Company has authorized 20,000 shares of preferred stock of which 1,000 shares have been designated Series A Preferred Stock, and no shares were issued or are outstanding; 5,950 shares have been designated Series B Preferred Stock, of which 5,926 shares were issued and none remain outstanding, and 3,000 shares have been designated Series C Preferred Stock, of which 2,093 shares were issued and none remained outstanding as of September 30, 2025 and 2024. Based on the terms of the Series B Convertible Preferred Stock, if certain fundamental transactions were to occur, the Series B Convertible Preferred Stock would require redemption, which would preclude permanent equity classification on the accompanying consolidated balance sheets. The Series C Convertible Preferred Stock has a Liquidation Value equal to $1.00 per share and ranks pari passu with the Company’s Series B Convertible Preferred Stock and senior to all “Junior Securities” (including the Company’s Common Stock) with respect to any distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Amended and Restated 2013 Incentive Stock Plan, as amended

As of September 30, 2025, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of September 30, 2025, there were 7,140 shares available to be granted under the Plan (4,052 shares available for restricted stock grants and 3,088 shares available for non-qualified stock option grants).

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

The Company did not grant shares of restricted stock during fiscal 2025, however, it did grant 164 shares of restricted stock during fiscal 2024. The 164 shares of restricted stock granted under the AICP during fiscal 2024 were based on actual fiscal 2023 results and will cliff vest on December 1, 2026, based on future service only. No service plus performance-based restricted shares were granted in fiscal 2024 upon determination that financial targets set by the Company’s Board of Directors were not met for fiscal 2024.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

Under the AICP LTI, the service plus performance-based awards for each fiscal year are scheduled in annual tranches to be granted over three subsequent years. The schedule for these is as follows:

			Shares granted (b)			Maximum future shares eligible to be granted (c)
Tranche	Grant Date (a)	Vesting Date	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026

Awards based on Fiscal 2022 performance:
1	December 2, 2022	December 2, 2025	41
2	December 1, 2023	December 2, 2025		-
3	November 29, 2024	December 2, 2025			-

Awards based on Fiscal 2023 performance:
1	December 1, 2023	December 1, 2026		-
2	November 29, 2024	December 1, 2026			-
3	December 1, 2025	December 1, 2026				55

Total shares granted or eligible to be granted in future			41	-	-	55

(a)	Future grant dates are estimates subject to change based on approval by the Company’s Board of Directors of the related financial targets for the fiscal year in which the grants are made.

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

Share-based compensation expense attributable to restricted stock was $215 and $292 in fiscal 2025 and 2024, respectively. As of September 30, 2025, there was approximately $89 of unrecognized compensation expense related to restricted stock currently outstanding and the weighted average remaining vesting period for those grants was 0.5 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2023	1,384	0.62
Granted	164	0.54
Vested	(642)	0.46
Non-vested restricted stock outstanding as of September 30, 2024	906	0.71
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of September 30, 2025	906	0.71

Warrants

The Company had no warrants outstanding as of September 30, 2025. As of September 30, 2024, the Company had 77 warrants outstanding with a weighted average exercise price per share of $2 and a weighted average remaining contractual life of 0.5 years. No warrants were granted during fiscal 2025 and 2024. All outstanding warrants expired during fiscal 2025.

Stock Options

All stock options outstanding as of September 30, 2025 and September 30, 2024 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

The Company granted 1,550 stock options during fiscal 2025 and did not grant stock options during fiscal 2024. The Company’s stock options generally vest on annual schedules during periods ranging from two to four years from the date of grant, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $331 and $295 in fiscal 2025 and 2024, respectively. As of September 30, 2025, there was approximately $472 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 2.8 years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2023	3,933	1.18	0.96	7.96	27
Granted	-	-	-	-	-
Forfeited	(582)	1.25	1.10	-	-
Options outstanding as of September 30, 2024	3,351	1.17	0.93	7.08	-
Granted	1,550	0.22	0.17	-	-
Forfeited	(489)	1.68	0.92	-	-
Options outstanding as of September 30, 2025	4,412	0.78	0.68	7.28	-

Exercisable as of September 30, 2024	2,293	1.43	1.13	6.38	-
Exercisable as of September 30, 2025	2,970	0.98	0.87	6.55	-

The fair value of stock options granted was made using the Black-Scholes option pricing model and the following assumptions:

	Fiscal 2025	Fiscal 2024
Weighted average fair value of options	$0.22	$-
Weighted average risk-free interest rate	4.3%	-
Weighted average volatility factor	96.5%	-
Weighted average expected life	5.9 years	-

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

During fiscal 2024, the Company repurchased 2,717 shares of its common stock at a net cost of $1,575. Upon conclusion of the share repurchase program, as of December 31, 2023, the Company repurchased 6,129 shares in aggregate (accounting for approximately 5.4% of our then issued and outstanding shares of common stock immediately prior to the program).

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

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

12. Income Taxes

The components of the provision for income taxes is as follows:

	Year Ended September 30,
	2025	2024
Current expense (benefit):
Federal	$-	$-
State	(5)	(123)
Total current expense (benefit):	$(5)	$(123)

Deferred expense (benefit):
Federal	$(1,981)	$(3,027)
State	(390)	(262)
Total deferred expense (benefit):	$(2,371)	$(3,289)

Change in valuation allowance:
Federal	$10,990	$-
State	974	793
Total change in valuation allowance:	$11,964	$793

Provision for income tax expense (benefit)	$9,588	$(2,619)

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2025	2024
Income at US statutory rate	$(5,263)	$(5,484)
State taxes, net of federal benefit	(394)	(366)
Tax credits	(46)	(50)
Stock compensation	323	24
Goodwill impairment	2,906	2,377
Valuation allowance	11,964	793
Other	98	87
Total income tax expense (benefit):	$9,588	$(2,619)

The net deferred income tax asset (liability) balance related to the following:

	September 30, 2025	September 30, 2024
Net operating loss carryforwards	$7,045	$5,823
Stock options	1,520	1,770
Allowance for credit losses	31	57
Accrued and prepaid expenses	326	448
Tax credit carryforwards	1,258	1,212
Right-of-use liabilities	622	746
Interest	2,996	3,088
Depreciation	33	16
Other	-	6
Total deferred tax assets	$13,831	$13,166

Intangible assets	$(797)	$(2,329)
Right-of-use assets	(519)	(679)
Other	(20)	-
Total deferred tax liabilities	$(1,336)	$(3,008)

Deferred tax assets	$12,495	$10,158
Valuation allowance	(12,757)	(794)
Deferred tax assets (liabilities), net	$(262)	$9,364

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

As of September 30, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $28.2 million and $29.5 million, respectively, which begin to expire in tax years 2034 for federal and 2026 for state purposes. Of the $28.2 million of federal net operating losses, $10.9 million can be carried forward indefinitely.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (“DTA”). In view of the significance of the Company’s recent pre-tax book losses and likelihood of continuing uncertainty in the industry and economy as a whole, management excluded projections of future income from its forecast of the reversal of its DTAs as of September 30, 2025. As a result, it was determined that the Company's net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. The Company has recorded an additional $11,964 valuation allowance in fiscal 2025, resulting in a total valuation allowance of $12,757 as of September 30, 2025, accordingly.

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

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of September 30, 2025, and 2024, we have not recorded any material uncertain tax positions in our consolidated financial statements.

Our policy is to recognize interest and penalties related to uncertain tax benefits, if any, on the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2025, and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from September 30, 2022, to the present. Earlier years may be examined to the extent that the net operating loss carryforwards from those earlier years are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

14. Related Party Transactions

On January 3, 2025, the Company entered into an employment agreement with Lawrence Bruce, one of the former shareholders of Hornet. As part of the Purchase Agreement, the Company issued Promissory Notes to Lawrence Bruce and his spouse, Laurel Bruce, in the amounts of $160 and $240, representing their respective portions of this purchase consideration based on their percentage of Hornet’s stock ownership prior to the acquisition. The Promissory Notes have certain contingencies as disclosed under Note 4.

15. Defined Contribution Plan

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible core and field personnel, including those assigned to provide staffing services for clients. The 401(k) Plan allows participants to make contributions subject to applicable statutory limitations. The Company matches 10% of each participant’s contributions on the first 10% of contributions from their wages. The Company match under the 401(k) Plan totaled $526 and $260 for fiscal 2025 and 2024, respectively.

GEE GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data, unless otherwise stated)

16. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services and (b) temporary professional staffing services in the fields of information technology, accounting, finance and office, engineering, and medical. These services make up the Company’s Professional Segment. As disclosed in Note 5, the Company’s Industrial Segment has been deemed a discontinued operation and, as such, is excluded from the table below which only reflects continuing operations.

The results of the Professional Segment are assessed by the Company’s chief operating decision-maker (“CODM”), our CEO, who decides how to allocate resources based on the segment’s income (loss) from operations. The CODM uses growth trends in both revenues and income (loss) from operations to compare the segment’s results to those of competitors as benchmarks. Additionally, the CODM reviews trends in revenues with reference to projected market conditions as provided by SIA in their quarterly and annual reports. These analyses provide the CODM with information needed to make decisions on capital use such as reinvesting into the Professional Segment or seeking acquisitions.

	Year Ended September 30,
	2025	2024

Net revenues	$96,504	$106,936

Cost of contract services	63,132	70,794

Personnel expenses	22,381	25,334
Occupancy expenses	1,689	1,973
Advertising expenses	1,848	2,021
Other segment expenses (a)	3,430	3,664
Depreciation and amortization	969	2,513
Intangible assets impairment charges	-	5,209
Goodwill impairment charges	22,000	14,201

Professional Segment loss from operations	$(18,945)	$(18,773)

Corporate SG&A (b)	6,276	6,817
Depreciation and amortization	89	111

Loss from operations	$(25,310)	$(25,701)

Total accounts receivables net	$9,695	$12,751
Intangible assets	620	834
Goodwill	24,759	46,008
Total assets (c)	59,997	94,410

(a)

Other segment expenses mainly consist of consulting expenses, business insurance and licensing fees, applicant tracking systems and other software subscriptions, equipment-related costs, and background checks for candidates placed with clients.

(b)

Corporate SG&A primarily includes certain executive and administrative salaries and related expenses, corporate legal expenses, share-based compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board related fees, certain advertising and promotional expenses, and acquisition, integration and restructuring expenses.

(c)	All corporate assets such as cash and other assets have been presented together with those of the Professional Segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of September 30, 2025, the Company's management carried out an evaluation as required by the Exchange Act of the effectiveness of the design and operations of our disclosure controls and procedures (rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (rules 13a-15(f) and 15d-15(f)). Based on that evaluation, the Company's Chief Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2025.

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our risks, control objectives and processes, execution and operation of our internal controls by our personnel, and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that necessary corrective actions, if any and including process improvements, were being undertaken. Our evaluations involving disclosure controls and procedures are performed quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal controls over financial reporting are also evaluated on an ongoing basis by our executive management and by other responsible individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting, and to make modifications as necessary.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Based on the foregoing evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

There were no changes in our internal controls over financial reporting during fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers

The named executive officers and directors of the Company are as follows:

Name	Age	Position
Derek Dewan (4)	70	Chief Executive Officer, Chairman of the Board
Alex Stuckey	59	Chief Operating Officer
Kim Thorpe	70	Senior Vice President and Chief Financial Officer
Peter Tanous (1)(2)(3)(5)	87	Director
Darla Moore (1)(2)(3)(4)(5)	71	Director
William Isaac (1)(3)(4)(5)	82	Director
Jyrl James (2)(3)(5)	72	Director
Matthew Gormly (1)(2)(4)	67	Director
Thomas Vetrano (2)(3)(6)	65	Director, Lead Independent Director
J. Randall Waterfield (1)(4)	52	Director
David Sandberg (4)(5)	53	Director

_____________

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Member of the Mergers & Acquisition Committee.
(5)	Member of the Corporate Governance Committee.
(6)	Lead independent Director

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

Before joining Lynx Investment Advisory, Mr. Tanous served as the executive vice president and director at Bank Audi (USA) in New York for a decade. Prior to that, he held the position of International Director at Smith Barney and was a member of the executive committee at Smith Barney International, Inc. He also served as the chairman of Petra Capital Corporation in New York.

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

Jyrl James – Director

Jyrl James has served as a director of the Company since August 2023. Ms. James has significant business and legal experience. She has been the general counsel and consultant to minority owned small businesses, such as Rae’s Playze Adult Daycare Center, Rightvarsity Technologies LLC, and Learning Right Technology LLC, since September 2012, where she has been overseeing and advising the businesses on matters of corporate governance, contracts, real estate, employment matters, internal policy development, participating in the ongoing strategic planning process as an integral member of the senior management team, advising on interactive computer technology and workforce development. Also, she has advised an education services company regarding intellectual property, employment and labor relations, contract issues and intellectual property. Mrs. James has been the President of Joslyse, LLC, a real estate investment company since June 2010, responsible for purchase, ownership, rental and sale of residential and commercial real estate and overseeing finance, operations, maintenance, administration, and improvement of commercial and residential properties. She served as a member of the Board of Directors of Rae’s Playze Adult Daycare Center from September 2012 to December 2024. In addition, Ms. James served as general counsel and corporate secretary to an investment group at Queen City Venture Partners, LLC from September 2009 to December 2013.

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

Mr. Gormly is an experienced, thoughtful executive leader and decision maker. His vast business and finance experience includes commercial banking, investment banking, management of small and medium size businesses, and private equity partnerships. His particular areas of expertise include business development and strategy, corporate finance, corporate governance, mergers, acquisitions, and divestitures, capital markets, policy formulation and execution, and strategic planning.

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

As President and Managing Director of Ramboll Environment and Health (REH) from 2014 to 2019, Mr. Vetrano led the largest division of Copenhagen-based Ramboll Group, with a global presence of over 2,600 employees in 25 countries. Under his guidance, the REH achieved exceptional financial performance and strategic growth, solidifying its position among the top ten global environmental consultancies. Mr. Vetrano oversaw all REH business operations, including finance and accounting, IT, risk management, human resources, marketing, sustainability, and employee health and safety. Prior to its acquisition by REH, Mr. Vetrano participated in the management buyout of ENVIRON Holdings, Inc. in 1998, and served as Chief Operating Officer and Secretary of ENVIRON from 2004 until 2014. During his tenure, ENVIRON experienced remarkable expansion, growing from 300 employees in the US and UK to over 1,500 employees across 25 countries, achieving consistent top-quartile industry growth and profitability. Following the successful sale of ENVIRON to REH, Mr. Vetrano directed post-merger integration and synergy realization efforts.

Mr. Vetrano's career also includes positions such as Managing Director and Vice President of Environmental Services at Kroll Associates, and Practice Leader and West Coast Regional Manager at Fred C. Hart Associates / McLaren-HART.

Mr. Vetrano currently serves as a member of the Boards of Directors for GEE Group, Inframark LLC, Consor Engineers, and Cumming Group. He also serves as Chairman of the Board of Directors for The First Tee of the Virginia Blue Ridge, a charitable organization focused on youth development.

Throughout his career, Mr. Vetrano has demonstrated his commitment to ethical practices and corporate governance. During his time as a Director for ENVIRON and REH and on other international statutory and corporate governance boards, he has served on various Board committees including Ethics, Equity, Executive Compensation, Finance, Governance, Risk, and Valuation Committees. He currently serves as Chair of the Compensation Committee for GEE Group and Chair of the Risk Committee for Inframark LLC.

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

Mr. Waterfield was the 2017-2018 Chairman of Young Presidents’ Organization (YPO) International (www.ypo.org) an organization of over 34,000 CEOs from over 140 countries with combined revenue of over US $9 trillion. He is currently a director of US Strategic Metals, Linden Lab, and WTI Holdings, and has served on various boards previously including SMTC Corporation, (formerly NASDAQ: SMTX), a global manufacturing company, Red Oak Partners, RF Industries, Ltd. (NASDAQ: RFIL), an interconnect and cable products manufacturing company and Asure Software. Prior to joining Waterfield, Mr. Waterfield was employed by Goldman Sachs Asset Management, where he was responsible for the small cap growth portfolios. Through the Waterfield Foundation and J. Randall Waterfield Foundation, Mr. Waterfield supports a variety of environmental and Midwestern based causes. Mr. Waterfield graduated from Harvard University in 1996; he holds the Chartered Financial Analyst designation (CFA) and is a member of MENSA.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers, and greater-than-ten-percent beneficial owners with respect to fiscal 2025 have been filed.

Board of Directors Leadership Structure and Role in Risk Oversight

Our Board has no policy regarding the separation of the offices of Chairman of the Board and Chief Executive Officer, and we currently bestow the roles and responsibilities of Chairman of the Board and Chief Executive Officer with Mr. Dewan. The Board believes that Mr. Dewan’s service as both Chairman of the Board and Chief Executive Officer is in the best interests of the Company and its shareholders. Mr. Dewan possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its strategy clearly and consistently to the Company’s shareholders, employees, and other stakeholders.

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

Board of Directors and Committee Meetings

The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring Board of Directors approval. It also holds special meetings when an important matter requires Board of Directors action or attention between scheduled meetings. The Board of Directors held seven (7) meetings and executed six (6) unanimous consents during fiscal 2025. No director of the Company attended less than 75% of the total meetings of the Board of Directors and Committees on which such Board of Directors members served during this period.

The members of the Board of Directors are expected to attend the Company’s Annual Meeting of Shareholders. There are five standing committees of the Board of Directors: the Nominating Committee, the Audit Committee, the Corporate Governance Committee, the Mergers and Acquisitions Committee and the Compensation Committee.

Nominating Committee

The functions of the Nominating Committee are to assist the Board of Directors in identifying, interviewing and recommending qualified candidates to fill positions on the Board of Directors. The Nominating Committee did not hold any meetings but executed one (1) unanimous consent during fiscal 2025.

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

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting, and its internal controls over financial reporting. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the Company’s independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee held four (4) meetings and executed two (2) unanimous consents during fiscal 2025.

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

Compensation Committee

The Compensation Committee has the sole responsibility for approving and evaluating the director and executive officer compensation plans, policies, and programs. It may not delegate this authority. It meets as often as necessary to carry out its responsibilities. The Compensation Committee did not hold any meetings but executed two (2) unanimous consents during fiscal 2025.

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

Mergers and Acquisition Committee

The Mergers and Acquisition Committee has the responsibility for evaluating acquisitions and the necessary financing to complete the acquisitions that are determined by management to meet the minimum criteria for evaluation. The Mergers and Acquisitions Committee has the responsibility to keep the entire Board informed of the Company’s proposed acquisitions and, only after the Committee has determined an acquisition qualifies, is the acquisition presented to the entire Board for approval. The Mergers and Acquisition Committee has the authority to retain outside counsel or other experts to study or investigate any matter of interest or concern that the Committee deems appropriate, so long as the Committee is acting within the scope of its purpose, including the authority to approve the fees payable to such counsel or experts and any other terms of engagement, but has not done so to date. The Mergers and Acquisition Committee held two (2) meetings during fiscal 2025.

The Mergers and Acquisitions Committee is presently comprised of five non-employee, independent directors: Matthew Gormly (Chairman), William Isaac, Darla Moore, J. Randall Waterfield and David Sandberg. Derek Dewan, Board Chairman and CEO, has observer rights with regards to the Mergers and Acquisitions Committee.

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

The Corporate Governance Committee is presently composed of five non-employee, independent directors: William Isaac (Chairman), Peter Tanous, Darla Moore, Jyrl James and David Sandberg. The Corporate Governance Committee did not meet during fiscal 2025.

Family Relationships

There are no family relationships among our executive officers and directors.

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

Corporate Code of Ethics

We have a Code of Ethics that applies to all directors and employees, including our senior management team. The Code of Ethics is designed to deter wrongdoing, to promote the honest and ethical conduct of all employees and to promote compliance with applicable governmental laws, rules, and regulations. We intend to satisfy the disclosure requirements under applicable SEC rules relating to amendments to the Code of Ethics or waivers from any provision thereof applicable to our Chief Executive Officer and our Principal Financial and Accounting officer by posting such information on our website pursuant to SEC rules. There were no such amendments of or waivers to any of the Company’s policies and procedures outlined under its Code of Ethics during fiscal 2025.

The Code of Ethics is available on the Company’s website. In addition, you may obtain a printed copy of the Code of Ethics, without charge, by sending a request to: GEE Group Inc., 7751 Belfort Road, Suite 150, Jacksonville, Florida 32256, Attn.: Secretary.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, and employees. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to our 2024 Annual Report on Form 10-K.

Hedging Policy

The Company imposes preclearance and “blackout” period restrictions on our directors, officers and employees before our earnings announcements (ending two days after the financial results have been publicly disclosed), in addition to special circumstances within the Company that call for insiders to be precluded from trading in our shares of Common Stock. We do not have a written policy that specifically prohibits our named executive officers from hedging the economic risk of stock ownership. However, federal securities laws generally prohibit our named executive officers from “short selling” our stock. Pursuant to our Code of Ethics our directors, officers and employees are expected to comply with applicable governmental laws, rules and regulations in carrying out their responsibilities to the Company.

Claw-back Policy

The Company maintains a claw-back policy whereby the Company is required to seek recovery of erroneously awarded incentive-based compensation paid or granted by the Company or any subsidiary of the Company to an executive officer in the event of a material restatement, whether intentional or not, of the Company's consolidated financial statements. On November 30, 2023, the Board adopted a Claw-back Policy in accordance with the listing requirements adopted by the NYSE American which was filed with the SEC as Exhibit 97.1 to our 2023 Annual Report on Form 10-K. This policy describes the circumstances under which excessive incentive-based compensation awarded to the executive officers of the Company is subject to such recoupment.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Derek Dewan	2025	518,000	-	-	-	-	-	18,480	536,480
Chief Executive Officer	2024	518,000	-	38,850	-	-	-	18,000	574,850

Alex Stuckey	2025	331,000	-	-	-	-	-	30,697	361,697
Chief Operating Officer	2024	331,000	-	24,825	-	-	-	27,031	382,856

Kim Thorpe	2025	331,000	-	-	-	-	-	49,031	380,031
Senior Vice President and Chief Financial Officer	2024	331,000	-	24,825	-	-	-	24,326	380,151

Employment and Change in Control Agreements

Derek Dewan, Chairman and Chief Executive Officer: On April 27, 2023, the Company entered into a new employment agreement with Mr. Dewan for his continued employment (the “Dewan Employment Agreement”). The Dewan Employment Agreement provides for a five-year term ending on April 26, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard one-year automatic extension clause if there is no notice by the Company or Mr. Dewan of termination. The Dewan Employment Agreement provides for a base salary at the rate of $518,000 per year, which can be increased, but not decreased, by the Compensation Committee. The Dewan Employment Agreement provides that Mr. Dewan is entitled to receive an annual cash bonus based on criteria to be agreed to by Mr. Dewan and the Compensation Committee and is eligible to participate in Company equity-based incentive compensation and benefit plans and to receive certain other perquisites. The Dewan Employment Agreement contains standard termination, severance, change of control, non-compete, non-solicitation and confidentiality provisions.

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

Alex Stuckey, Chief Operating Officer: On April 27, 2023, the Company entered into a new employment agreement with Mr. Stuckey with respect to Mr. Stuckey’s continuing service (the “Stuckey Employment Agreement”). The Stuckey Employment Agreement provides for a five-year term ending on April 26, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard one-year automatic extension clause if there is no notice by the Company or Mr. Stuckey of termination. The Stuckey Employment Agreement provides for a starting base salary at the rate of $331,000 per year which can be increased, but not decreased, by the Compensation Committee. The Stuckey Employment Agreement provides that Mr. Stuckey is entitled to receive an annual cash bonus based on criteria to be agreed to by Mr. Stuckey and the Compensation Committee and is eligible to participate in Company equity-based incentive compensation and benefit plans and to receive certain other perquisites. The Stuckey Employment Agreement contains standard termination, severance, change of control, non-compete, non-solicitation and confidentiality provisions.

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

Kim Thorpe, Senior Vice President and Chief Financial Officer: On April 27, 2023, the Company entered into a new employment agreement with Mr. Thorpe with respect to Mr. Thorpe’s continuing service (the “Thorpe Employment Agreement”). The Thorpe Employment Agreement provides for a five-year term ending on April 26, 2028, unless employment is earlier terminated in accordance with the provisions thereof and after the initial term has a standard one-year automatic extension clause if there is no notice by the Company or Mr. Thorpe of termination. The Thorpe Employment Agreement provides for a base salary at the rate of $331,000 per year which can be increased, but not decreased, by the Compensation Committee. The Thorpe Employment Agreement provides that Mr. Thorpe is entitled to receive an annual cash bonus based on criteria to be agreed to by Mr. Thorpe and the Compensation Committee and is eligible to participate in Company equity-based incentive compensation and benefit plans and to receive certain other perquisites. The Thorpe Employment Agreement contains standard termination, severance, change of control, non-compete, non-solicitation and confidentiality provisions.

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

The AICP includes a performance based short term incentive (“STI”), and a partially performance based long term incentive (“LTI”) compensation component. The STI portion is payable in the form of annual cash bonuses and the LTI portion is payable in equity-based compensation in the form of restricted stock. Grants under the LTI component are to be granted under the Company’s 2013 Incentive Stock Plan and are further comprised of two components; one that vests based on time passed alone, and a second that vests over time but also based on future performance.

The overall structure, design and other key components of the AICP were initially reviewed by the Compensation Committee during several meetings in 2022 and were presented to and approved by the Company’s Board of Directors at its annual meeting held on August 26, 2022. Additional details regarding the AICP, including the projected financial targets for fiscal 2023, were reviewed and approved by the Compensation Committee and the Company’s Board of Directors at a special teleconference meeting on September 22, 2022. The projected financial targets for fiscal 2024 were reviewed and approved by the Compensation Committee at a teleconference meeting on December 28, 2023. The projected financial targets for fiscal 2025 were reviewed and approved by the Compensation Committee at a teleconference meeting on December 12, 2024.

Option Awards

The option awards column represents the fair value of the stock options as measured on the grant date.

No stock options were awarded to the named executive officers during fiscal 2025 or 2024. If and when stock options are granted, the Company’s policy is that option prices must be set that are equal to the market price on the date of grant, that they have vesting dates five years or less after the date of grant, and that they have expiration dates ten years after the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to named executive officers and directors that were outstanding as of September 30, 2025:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $

Derek Dewan, Chief Executive Officer	-	-	-	-	310,297	64,138

Alex Stuckey, Chief Operating Officer	-	-	-	-	216,224	44,694

Kim Thorpe, Senior Vice President and Chief Financial Officer	50,000	-	2.21	06/15/28	229,845	47,509

Retirement Benefits

The Company does not maintain a tax-qualified defined benefit retirement plan for any of its executive officers or employees. The Company has a 401(k)-retirement plan in which all full-time employees may participate after one year of service.

Pay Versus Performance

The following pay versus performance disclosure is required by rules adopted by the SEC in the fall of 2022. The disclosure required for smaller reporting companies consists of a Pay Versus Performance table and reconciliation of the information reported in the table. The SEC believes this disclosure will help shareholders better evaluate the link between executive pay and performance, both for the Company on a stand-alone basis and as compared to other publicly traded companies.

The Pay Versus Performance table is highly regulated and requires pay disclosure that is intended to supplement what we customarily provide in the Summary Compensation Table and the other executive compensation tables. The table currently provides SEC mandated compensation data for fiscal 2025 and 2024 for our Named Executive Officers (“NEOs”), including our Principal Executive Officer (“PEO”), along with certain financial performance measures. In reviewing the table, our shareholders should note the following:

o

The amounts in columns (b) and (d) of the table are taken from or derived directly from the total compensation paid to the relevant NEOs as reported in the current year or prior year Summary Compensation Tables;

o

The “compensation actually paid” in columns (c) and (e) represents an additional type of compensation disclosure mandated by the SEC, the intent of which is to try and isolate the amount of compensation earned by the relevant NEO(s) in each year. To calculate “compensation actually paid,” we are required to start with the totals for that year as reported in the Summary Compensation Table, deduct the Summary Compensation Table values for stock and option awards, and then add back amounts for new and previously outstanding stock and option awards in a manner mandated by the SEC. The disclosure and calculations are complex and can be confusing, and the amounts determined in accordance with the rules often bear no relation to the money or the economic value received or monetized by a particular NEO in the given year. We therefore caution that the term “compensation actually paid” should not be read literally and does not actually reflect the “take home” amounts received by our NEOs in a given year; and

o

The SEC rules require that we include in the Pay Versus Performance table information regarding our U.S. GAAP net income results. U.S. GAAP net income was not a performance metric in any of our compensation programs and did not affect the compensation awarded to our NEOs for the years covered by the Pay Versus Performance Table. We are nonetheless required to include such information in the table, and we urge our investors to keep in mind that U.S. GAAP net income did not drive the amount of pay awarded to or realized by our NEOs.

Pay Versus Performance Table

	(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fiscal Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Non -PEO NEOs	Average Compensation Actually paid to Non-PEO NEOs (1)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (2)	Net Income available to Maiden Common Shareholder (in thousands)
Derek Dewan	2025	$536,480	$519,755	-	-	$35	$(34,747)
Chief Executive Officer	2024	$574,850	$354,370	-	-	$44	$(24,102)

Alex Stuckey	2025	-	-	$361,697	$350,043	$35	$(34,747)
Chief Operating Officer	2024	-	-	$382,856	$228,714	$44	$(24,102)

Kim Thorpe	2025	-	-	$380,031	$367,642	$35	$(34,747)
Senior Vice President and Chief Financial Officer	2024	-	-	$380,151	$213,737	$44	$(24,102)

____________

(1)

To calculate compensation actually paid, adjustments were made to the amounts reported in the Summary Compensation Table for the applicable year. A reconciliation of the adjustments for Messrs. Dewan, Stuckey and Thorpe is set forth in the table immediately following these footnotes.

(2)

Pursuant to rules of the SEC, the illustration assumes $100 was invested on September 30, 2023 in our Common Stock. Historic common share price performance is not necessarily indicative of future common share price performance.

To calculate the amounts reported in the “Compensation Actually Paid” columns in the table above, the following amounts were deducted from and added to (as applicable) our NEOs total compensation as reported in the Summary Compensation Table (“SCT”) for our named executive officers as of September 30, 2025:

			Less:	Plus:	Plus (less):
		(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fiscal Year	SCT Total	SCT Share Awards	Fair Value of Restricted Shares Units ("RSU") Granted in the Covered Year	Change in Fair Value of Unvested RSUs from Covered Years	Fair Value of RSU Granted and Vested in the Covered Year	Change in Fair Value of RSUs from Prior Years that Vested in the Covered Year	Change in Fair Value of Unvested RSUs from the Prior Years	Compensation Actually Paid

Derek Dewan	2025	$536,480	$-	$-	$-	-	$-	$(16,725)	$519,755
Chief Executive Officer	2024	$574,850	$(38,958)	$18,749	$(20,209)	-	$(77,850)	$(102,212)	$354,370

Alex Stuckey	2025	$361,697	$-	$-	$-	-	$-	$(11,654)	$350,043
Chief Operating Officer	2024	$382,856	$(24,894)	$11,980	$(12,914)	-	$(57,090)	$(71,224)	$228,714

Kim Thorpe	2025	$380,031	$-	$-	$-	-	$-	$(12,389)	$367,642
Senior Vice President and Chief Financial Officer	2024	$380,151	$(24,894)	$11,980	$(12,914)	-	$(64,875)	$(75,711)	$213,737

(a)	Represents Total Compensation as reported in the Summary Compensation Table for the indicated fiscal year.

(b)

Represents the grant date fair value of the share awards during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes. On December 1, 2023, the Company granted 71,944 restricted shares of common stock to Mr. Dewan, 45,972 restricted shares to Mr. Stuckey, and 45,972 restricted shares to Mr. Thorpe. The restricted shares are to be earned over a three-year period and cliff vest at the end of the third year from the initial date of grant (December 1, 2026). No stock options were granted to the named PEO or NEOs in fiscal 2025 or 2024.

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

(e)

Represents the fair value at vesting of the RSUs that were granted and vested during the indicated fiscal year, computed in accordance with the methodology used for financial reporting purposes. No RSUs were granted and vested to the PEO or NEOs during fiscal 2025 or 2024.

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

The following table sets forth information concerning the compensation paid to each of the non-employee directors during fiscal 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)	Restricted Stock Awards ($)	Total ($)

Peter Tanous	57,500	9,785	-	67,285
Darla Moore	57,500	9,785	-	67,285
William Isaac	59,375	9,785	-	69,160
Jyrl James	50,000	9,785	-	59,785
Matthew Gormly	55,625	9,785	-	65,410
Thomas Vetrano	65,000	9,785	-	74,785
J. Randall Waterfield	50,000	9,785	-	59,785
David Sandberg	50,000	9,785	-	59,785

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of our voting securities as of December 16, 2025 by (i) each person who is known by us, based solely on a review of public filings, to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner, Directors and Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Derek Dewan	2,540,736	(2)	2.31%
Darla Moore	641,420	(3)	*
Peter Tanous	612,320	(4)	*
William Isaac	588,987	(5)	*
Alex Stuckey	1,981,573	(6)	1.80%
Kim Thorpe	1,117,069	(7)	1.02%
Matthew Gormly	400,000	(8)	*
Thomas Vetrano	283,000	(9)	*
Jyrl James	64,285	(10)	*
J. Randall Waterfield	936,779	(11)	*
David Sandberg	10,002,675	(12)	9.09%
Current directors and executive officers as a group (11 individuals)	19,168,844		17.43%

5% or Greater Holders:
Red Oak Partners, LLC	9,952,675	(12)	9.05%
Raffle Associates, LP	9,508,737	(13)	8.64%
Funicular Funds, LP	6,896,623	(14)	6.27%
Goldenwise Capital Group Ltd.	5,602,562	(15)	5.09%
The Vanguard Group	5,500,032	(16)	5.00%

____________

*Represents less than 1%.

(1)	Based on 110,005,722 Common Stock shares outstanding as of December 16, 2025.

(2)

Mr. Dewan’s beneficial ownership represents (i) 2,540,736 shares of common stock, 218,650 of which are part of the Derek E. Dewan Living Trust II dated the 27th of July 2010, of which Ms. Brittany M. Dewan is the trustee. Ms. Dewan has the sole voting and dispositive power over these shares of common stock. It does not include (i) 71,944 shares of restricted stock granted December 1, 2023 that vest on the third anniversary of the date of grant (December 1, 2026), and (ii) 23,981 shares of restricted stock that were granted December 1, 2025 which also vest on December 1, 2026, but for which the final amounts granted will be subject to the achievement of future performance based measures.

(3)	Ms. Moore’s beneficial ownership includes (i) 416,420 shares of common stock owned by the Darla Moore Trust, and (ii) 225,000 shares of common stock issuable under vested stock options.

(4)	Mr. Tanous’ beneficial ownership represents (i) 267,320 shares of common stock owned by Mr. Tanous, and (ii) 345,000 shares of common stock issuable under vested stock options.

(5)	Mr. Isaac’s beneficial ownership represents (i) 243,987 shares of common stock owned by Mr. Isaac, and (ii) 345,000 shares of common stock issuable under vested stock options.

(6)

Mr. Stuckey’s beneficial ownership represents 1,981,573 shares of common stock owned by Mr. Stuckey. It does not include (i) 45,972 shares of restricted stock granted December 1, 2023 that vest on the third anniversary of the date of grant (December 1, 2026), and (ii) 15,324 shares of restricted stock that were granted December 1, 2025 which also vest on December 1, 2026, but for which the final amounts granted will be subject to the achievement of future performance based measures.

(7)

Mr. Thorpe’s beneficial ownership represents (i) 1,067,069 common shares owned by Mr. Thorpe, including 192,657 common shares held by FRUS Capital, LLC and (ii) 50,000 shares of common stock issuable under vested stock options. It does not include (i) 45,972 shares of restricted stock granted December 1, 2023 that vest on the third anniversary of the date of grant (December 1, 2026), and (ii) 15,324 shares of restricted stock that were granted December 1, 2025 which also vest on December 1, 2026, but for which the final amounts granted will be subject to the achievement of future performance based measures.

(8)	Mr. Gormly’s beneficial ownership represents (i) 225,000 shares of common stock owned by Mr. Gormly, and (ii) 175,000 shares of common stock issuable under vested stock options.

(9)	Mr. Vetrano’s beneficial ownership represents (i) 108,000 shares of common stock owned by Mr. Vetrano, and (ii) 175,000 shares of common stock issuable under vested stock options.

(10)

Ms. James’s beneficial ownership represents (i) 14,285 shares of common stock owned by Ms. James, and (ii) 50,000 shares of common stock issuable under vested stock options. It does not include 50,000 shares of restricted stock that cliff vest on September 19, 2026.

(11)

Mr. Waterfield’s beneficial ownership represents (i) 886,779 shares of common stock owned by Mr. Waterfield, and (ii) 50,000 shares of common stock issuable under vested stock options. It does not include 50,000 shares of restricted stock that cliff vest on September 19, 2026.

(12)

Red Oak Partners’ beneficial ownership information is based on a Form 13D/A dated August 9, 2023, filed by The Red Oak Fund, LP, a Delaware limited partnership, The Red Oak Long Fund, LP, a Delaware limited partnership, Red Oak Partners, LLC, a Florida limited liability company, David Sandberg, as the controlling member of Red Oak Partners, and Anthony Y. Snow filed a Schedule 13D/A with the SEC on August 15, 2023. David Sandberg, the controlling member of Red Oak Partners, manages each of Red Oak Fund and Red Oak Long Fund. Mr. Snow serves as the President and Co-Portfolio Manager of Red Oak Partners. Red Oak Partners has disclosed that it beneficially owns 9,952,675 shares of Common Stock. The Funds are disclosed as each being controlled by Red Oak Partners and, as such, Red Oak Partners may be deemed to beneficially own (i) the 6,057,244 shares of Common Stock held by the Red Oak Fund, and (ii) the 3,895,431 shares of Common Stock held by the Red Oak Long Fund. Mr. Sandberg, as the managing member of Red Oak Partners may be deemed to beneficially own the 9,952,675 shares of Common Stock beneficially owned by Red Oak Partners through the Funds. Red Oak Fund may be deemed to beneficially own 6,057,244 shares of Common Stock. Red Oak Long Fund may be deemed to beneficially own 3,895,431 shares of Common Stock. Mr. Sandberg’s beneficial ownership also includes (iii) 50,000 shares of common stock issuable under vested stock options. This does not include 50,000 shares of restricted stock granted to Mr. Sandberg as a director that cliff vest on September 19, 2026. The principal office or business address of the Funds, Red Oak Partners and Mr. Sandberg is 40 SE 5th Street, Suite 502, Boca Raton, FL 33432.

(13)

Ownership information is based on a Form 13F dated March 31, 2025, and filed by Raffles Associates LP with the Securities and Exchange Commission on May 15, 2025. The address of the principal business office of Raffles Associates LP is 5 Penn Plaza, 19th Floor, New York NY 10001.

(14)

Ownership information is based on a Form 13F dated March 31, 2025, and filed by Funicular Funds, LP with the Securities and Exchange Commission on May 15, 2025. The address of principal business office of Funicular Funds, LP is 601 California Street, #1151, San Francisco, CA 94108.

(15)

Ownership information is based on a Form 13D dated November 16, 2023, and filed by Goldenwise Capital Group Ltd. with the Securities and Exchange Commission on November 22, 2023. The address of principal business office of Goldenwise Capital Group Ltd. is 3 Garden Road, Champion Tower, Room 4463, Central, Hong Kong.

(16)

Ownership information is based on a Form 13F dated March 31, 2025, and filed by The Vanguard Group with the Securities and Exchange Commission on May 9, 2025. The address of the principal business office of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355.

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

Related Party Transactions

Other than as disclosed below, and except for the Dewan, Stuckey and Thorpe Employment Agreements, each as defined and described in "Executive Compensation" and the Stock Purchase Agreement with Lawrence Bruce as defined and described below, there have been no transactions since October 1, 2023 or any currently proposed transaction or series of similar transactions to which the Company was or is to be a party, in which the amount involved exceeds $120,000 and in which any current or former director or officer of the Company, any 5% or greater stockholder of the Company or any member of the immediate family of any such persons had or will have a direct or indirect material interest.

Agreements with Lawrence Bruce

On January 3, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Hornet Staffing, Inc., a Georgia corporation (“Hornet”) and its shareholders, and purchased 100 thousand shares of its capital stock which represents 100% of the ownership interest in Hornet. Also on January 3, 2025, the Company entered into an employment agreement with Lawrence Bruce, one of the former shareholders of Hornet. Hornet is an Atlanta-based provider of staff augmentation services with national service capability. Hornet provides staffing solutions to many markets serving large scale, "blue chip" companies in the IT, professional and customer service staffing verticals.

The total consideration paid for the purchased shares was $1.5 million, consisting of (i) a $1.1 million cash payment, and (ii) the issuance to its former shareholders of subordinated and unsecured promissory notes (the "Promissory Notes") totaling an aggregate initial principal amount of $400 thousand. Interest on the outstanding principal balances of the Promissory Notes is payable at a fixed rate of 5% per annum. Payments on the Promissory Notes shall be made annually with the first payment due on the first anniversary of the issuance dates and the second and final payment due on the second anniversary of the issuance date.

The Promissory Notes are payable to Lawrence Bruce and his spouse, Laurel Bruce, in the amounts of $160 thousand and $240 thousand, representing their respective portions of this purchase consideration based on their percentage of Hornet’s stock ownership prior to the acquisition.

The Purchase Agreement also provides that for the initial two-year period after closing, Hornet is required to achieve an agreed upon minimum average gross profit measure equal to $720 thousand for each of the two subsequent twelve-month periods (each twelve-month period being separately measured). If the average gross profit measure during either of the subsequent two years is less than the minimum required average gross profit, then the Company will reduce the remaining balance under the Promissory Notes proportionally by an amount equal to the amount of the shortfall; provided the Company may not deduct more than the amount due under the then current payment for the Promissory Notes and may not seek to claw back any previous payments made under the Notes.

Agreement with Red Oak

On August 9, 2023, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Red Oak Partners, LLC (collectively with its affiliates, “Red Oak”).

Pursuant to the Cooperation Agreement, the Company agreed to increase the size of its Board by two seats and to appoint each of David Sandberg and J. Randall Waterfield to the Board as a Class I director and Class II director, respectively. On August 11, 2023, the Company increased the size of its Board from seven to nine members and appointed David Sandberg and J. Randall Waterfield to the Board as a Class I director and a Class II director, respectively, to fill the vacancies created by an increase in the size of the Board. The Company further agreed to nominate Mr. Sandberg for election to the Board at the Company’s 2023 annual meeting of shareholders (the “2023 Annual Meeting”), and to nominate Mr. Waterfield for election to the Board at the Company’s 2024 annual meeting of shareholders. In addition, the Board appointed Messrs. Sandberg and Waterfield to the Mergers and Acquisitions Committee of the Board, Mr. Sandberg to the Corporate Governance Committee of the Board and Mr. Waterfield to the Audit Committee of the Board.

Subject to the terms and conditions of the Cooperation Agreement, Mr. Sandberg agreed to submit a conditional resignation from the Board promptly following his engagement, directly or through his affiliates, in activities that violate the Company’s Code of Ethics, or the Company’s receipt of notice that Red Oak’s beneficial ownership has failed to equal or exceed two-thirds of the outstanding shares of Common Stock, beneficially owned as of the date of the Cooperation Agreement, and Mr. Waterfield agreed to submit a conditional resignation promptly following certain conditions, as provided in the Waterfield Agreement (as defined below).

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

During the term of the Cooperation Agreement, Red Oak also agreed to certain customary standstill provisions prohibiting it from, among other things, (a) soliciting proxies; (b) advising or knowingly encouraging any person with respect to the disposition of any securities of the Company, subject to limited exceptions; (c) acquiring, in the aggregate, beneficial ownership of more than 19.9% of the outstanding shares of Common Stock; and (d) taking actions to change or influence the Board, management or the direction of certain Company matters. During the term of the Cooperation Agreement, the Company and Red Oak also agreed not to disparage each other.

The Cooperation Agreement terminated on the date that was 40 days prior to the opening of the window for submission of shareholder nominations for the Company’s 2025 annual meeting of shareholders.

Agreement with J. Randall Waterfield

On August 3, 2023, the Company entered into a letter agreement (the “Waterfield Agreement”) with J. Randall Waterfield. Pursuant to the Waterfield Agreement, Mr. Waterfield consented to being named by the Company as a nominee for election to the Company’s Board and to serve as a director, if elected, in connection with any annual meeting of shareholders during the term of the Waterfield Agreement. Mr. Waterfield also agreed to submit a conditional resignation promptly following his engagement in any activities that violate the Company’s Code of Ethics or the Company’s receipt of notice that Red Oak’s beneficial ownership has failed to equal or exceed one-half of the shares of Company’s Common Stock, beneficially owned as of August 9, 2023, the date of the Cooperation Agreement.

During the terms of the Waterfield Agreement, Mr. Waterfield agreed to vote all Common Stock beneficially owned by him at all meetings of the Company’s shareholders in accordance with the Board’s recommendation. During the term of the Waterfield Agreement, Mr. Waterfield agreed not to participate in any of the following: (a) nominating a person for election at any shareholder meeting at which directors are to be elected; (b) soliciting proxies; (c) submitting any shareholder proposals for consideration at any shareholder meeting; (d) publicly proposing any change in the number or term of directors serving on the Board or the filling of any vacancies on the Board; and (e) entering into any discussions or agreements with respect to any of the foregoing actions, or assisting or encouraging anyone to take any such action. During the term of the Waterfield Agreement, the Company and Mr. Waterfield also agreed not to disparage each other.

The Waterfield Agreement terminated on the date that was 30 days prior to the opening of the window for submission of shareholder nominations for the Company’s 2025 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services.

The Company’s engaged Independent Registered Public Accounting Firm is Cherry Bekaert LLP (“Cherry Bekaert”) (PCAOB Firm ID No. 677) located in Raleigh, North Carolina. As previously disclosed in the Company’s Current Report on Form 8-K filed on March 11, 2024, the Audit Committee of the Company’s Board of Directors dismissed FORVIS, LLP (“FORVIS”) on March 6, 2024 and engaged Cherry Bekaert to serve as the Company’s independent registered public accounting firm and to audit the Company’s consolidated financial statements for the fiscal years ended September 30, 2025 and 2024. FORVIS had served as the Company’s independent registered public accounting firm since April 12, 2022 through the first fiscal quarter of the fiscal year ended September 30, 2024.

The following table presents fees billed by Cherry Bekaert for the following professional services rendered for the Company for the fiscal years ended September 30, 2025 and 2024:

	Fiscal 2025	Fiscal 2024 (1)
Audit fees	$370,125	$283,500
Audit-related fees	7,875	7,350

_______________

(1)

Values presented for fiscal 2024 include only fees billed by Cherry Bekaert. FORVIS performed services for the company during the first fiscal quarter ended December 31, 2023, re-issued their opinion on the fiscal 2023 consolidated financials, and provided their consent on the fiscal 2024 annual filing. Fees incurred in relation to those services totaled $53,000 in fiscal 2024.

“Audit fees” relate to services for the audit of the Company’s consolidated financial statements for the fiscal year and for reviews of the interim consolidated financial statements as well as providing consents for the inclusion of Cherry Bekaert’s reports in SEC registration statements and filings.

“Audit-related fees” relate to services that are reasonably related to the audit of the Company’s consolidated financial statements and are not included in “audit fees.” These services include a special audit of revenue pertaining to one of the Company’s client engagements.

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

3.9	Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.01 to the Company's Form 10-Q filed with the Commission on May 15, 2023.

4.1	Description of Capital Stock dated December 16, 2025.

4.2

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

10.17

Amendment No. 2 to the Loan and Security and Guarantee Agreement, dated as of December 15, 2023, by and among the Company, certain Subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and CIT BANK, a division of First-Citizen Bank & Trust Company (successor by merger to CIT Bank, N.A.), as Agent. Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed with the Commission on December 19, 2023.

10.18

Stock Purchase Agreement dated as of January 3, 2025 by and among the Company, Laurel Lynn Bruce and Lawrence Scott Bruce. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 10, 2025.

10.19

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

10.20

Asset Purchase Agreement, Bill of Sale and Assignment and Assumption Agreement dated as of June 2, 2025 by and among the Company, BMCH. Inc. and Reliable Staffing Resources, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2025.

19.1	Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2024.

21.1	List of Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 27, 2018.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certifications of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certifications for the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

97.1	GEE Group Inc. Clawback Policy Adopted on November 30, 2023. Incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed with the Commission on December 19, 2023.

101.INS	Inline XBRL Instant Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

Date: December 17, 2025	By:	/s/ Derek Dewan
Derek Dewan Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: December 17, 2025	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 17, 2025	By:	/s/ William Isaac
William Isaac, Director

Date: December 17, 2025	By:	/s/ Thomas Vetrano
Thomas Vetrano, Director

Date: December 17, 2025	By:	/s/ Peter Tanous
Peter Tanous, Director

Date: December 17, 2025	By:	/s/ Darla Moore
Darla Moore, Director

Date: December 17, 2025	By:	/s/ Matthew Gormly
Matthew Gormly, Director

Date: December 17, 2025	By:	/s/ Jyrl James
Jyrl James, Director

Date: December 17, 2025	By:	/s/ David Sandberg
David Sandberg, Director

Date: December 17, 2025	By:	/s/ J. Randall Waterfield
J. Randall Waterfield, Director

