Form 10-Q
period 2025-12-31
GEE Group Inc.
filed 2026-02-12
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of February 11, 2026 was 109,870,686.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended December 31, 2025

PART II. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

As a matter of policy, the Company does not provide forecasts of future financial performance. The statements made in this quarterly report on Form 10-Q, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements often contain or are prefaced by words such as “anticipate”, "believe", “may”, “might”, “could”, "will", “shall”, “plan” and "expect", or similar expressions of future tense. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. As a result of a number of factors, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause the Company's actual results to differ materially from those in the forward-looking statements include, without limitation, general business conditions, economic uncertainties, changed socioeconomic norms following the Coronavirus Pandemic (“COVID-19”), the demand for the Company's services, competitive market pressures, the ability of the Company to attract and retain qualified personnel for regular full-time placement and contract assignments, the possibility of incurring liability for the Company's business activities, including the activities of its contract employees and events affecting its contract employees on client premises, cyber risks, including network security intrusions and/or loss of information, and the ability to attract and retain qualified corporate and branch management, as well as those risks discussed in the Company's Annual Report on Form 10-K for the year ended September 30, 2025, and in other documents which we file with the Securities and Exchange Commission (“SEC”). Any forward-looking statements speak only as of the date on which they are made, and the Company is under no obligation to (and expressly disclaims any such obligation to) and does not intend to update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

	December 31, 2025	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash	$20,149	$21,364
Accounts receivable, less allowances ($71 and $76, respectively)	8,836	9,695
Prepaid expenses and other current assets	498	622
Total current assets	29,483	31,681
Property and equipment, net	312	354
Goodwill	24,759	24,759
Intangible assets, net	560	620
Right-of-use assets	3,673	2,443
Other long-term assets	156	140
TOTAL ASSETS	$58,943	$59,997

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,126	$1,392
Accrued compensation	2,898	4,519
Current operating lease liabilities	1,006	986
Current portion of notes payable	-	196
Other current liabilities	510	595
Total current liabilities	5,540	7,688
Deferred taxes, net	262	262
Noncurrent operating lease liabilities	2,972	1,829
Notes payable	196	196
Other long-term liabilities	-	12
Total liabilities	8,970	9,987

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 110,006 shares outstanding at December 31, 2025 and 114,900 shares issued and 109,413 shares outstanding at September 30, 2025	113,444	113,675
Accumulated deficit	(60,629)	(60,479)
Treasury stock; at cost - 4,895 shares at December 31, 2025 and 5,487 shares at September 30, 2025	(2,842)	(3,186)
Total shareholders' equity	49,973	50,010
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,943	$59,997

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended
	December 31,
	2025	2024
NET REVENUES:
Contract staffing services	$17,800	$21,514
Direct hire placement services	2,716	2,511
NET REVENUES	20,516	24,025

Cost of contract services	13,111	16,099
GROSS PROFIT	7,405	7,926

Selling, general and administrative expenses	7,708	8,439
Depreciation expense	46	55
Amortization of intangible assets	60	205
LOSS FROM OPERATIONS	(409)	(773)
Interest expense	(65)	(66)
Interest income	128	155
Other income	196	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(150)	(684)
Provision for income tax (expense) benefit attributable to continuing operations	-	-
LOSS FROM CONTINUING OPERATIONS	(150)	(684)
Loss from discontinued operations, net of tax (Note 3)	-	(8)
CONSOLIDATED NET LOSS	$(150)	$(692)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	109,600	109,413

BASIC AND DILUTED LOSS PER SHARE
From continuing operations	$(0.00)	$(0.01)
From discontinued operations	$-	$(0.00)
Consolidated net loss per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance, September 30, 2025	114,900	$113,675	5,487	$(3,186)	$(60,479)	$50,010
Share-based compensation	-	113	-	-	-	113
Issuance of shares under incentive stock plan	-	(344)	(592)	344	-	-
Net loss	-	-	-	-	(150)	(150)
Balance, December 31, 2025	114,900	$113,444	4,895	$(2,842)	$(60,629)	$49,973

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance, September 30, 2024	114,900	$113,129	5,487	$(3,186)	$(25,732)	$84,211
Share-based compensation	-	118	-	-	-	118
Net loss	-	-	-	-	(692)	(692)
Balance, December 31, 2024	114,900	$113,247	5,487	$(3,186)	$(26,424)	$83,637

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Three Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(150)	$(692)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	106	262
Amortization of operating lease right-of-use assets	218	320
Gain on reduction of Promissory Notes	(196)	-
Share-based compensation	113	118
Provisions for (recoveries of) credit losses	(5)	3
Amortization of debt issuance costs	38	38
Changes in operating assets and liabilities:
Accounts receivable	864	1,410
Other assets	70	(54)
Accounts payable	(266)	(254)
Accrued compensation	(1,621)	(2,123)
Operating lease liabilities	(286)	(312)
Other liabilities	(79)	167
Net cash used in operating activities	(1,194)	(1,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4)	(1)
Net cash used in investing activities	(4)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on finance leases	(17)	(16)
Net cash used in financing activities	(17)	(16)

Net change in cash	(1,215)	(1,134)

Cash at beginning of period	21,364	20,828

Cash at end of period	20,149	19,694
Less cash from discontinued operations	-	(237)
Cash from continuing operations at end of period	20,149	19,457

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$27	$28
Cash paid (refunded) for taxes	(11)	10
Non-cash investing and financing activities:
Operating ROU assets obtained in exchange for new lease liabilities	1,448	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 as filed on December 17, 2025.

A discontinued operation is a component of an entity that has either been disposed of, or that is classified as held for sale, which represents a strategic shift that has an effect on an entity’s operation and financial results. In accordance with U.S. GAAP, the assets and liabilities of discontinued operations are presented separately on the Company’s unaudited condensed consolidated balance sheets for all periods presented, if applicable. Net losses from discontinued operations are reported as a separate component of net loss on the unaudited condensed consolidated statements of operations. Cash flows from discontinued operations are not reported separately on the unaudited condensed consolidated statements of cash flows. All footnotes included herein present only continuing operations and exclude amounts related to discontinued operations for all periods presented, unless otherwise stated.

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

The Purchase Agreement also provides that for the initial two-year period after closing, Hornet is required to achieve an agreed upon minimum average gross profit measure equal to $720 for each of the two subsequent twelve-month periods (each twelve-month period being separately measured). If the average gross profit measure during either of the subsequent two years is less than the minimum required average gross profit (“AGP”), then the Company will reduce the remaining balance under the Promissory Notes proportionally by an amount equal to the amount of the shortfall; provided the Company may not deduct more than the amount due under the then current payment for the Promissory Notes and may not seek to claw back any previous payments made under the Notes.

As of December 31, 2025, upon conclusion of the first twelve-month measurement period, there was a shortfall in the minimum required AGP under the Purchase Agreement. This shortfall resulted in the elimination of the amounts of $196 that would have been due under the first installment of the Promissory Notes, which were written down during the three months ended December 31, 2025 and recorded as other income on the unaudited condensed consolidated statements of operations. No payments were required to be made to Hornet’s former shareholders on the first installment of the Promissory Notes. The minimum required AGP for the second twelve-month measurement period is still projected to be achievable. As such, the second installment of the Promissory Notes are still accrued in full.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Purchase Agreement contains certain representations and warranties customary and standard for this type of transaction.

The assets and liabilities of Hornet were recorded at their estimated fair values as of the closing date of the Purchase Agreement. The Promissory Notes were measured at fair value using Level 3 inputs and were recorded net of discounts of $4 at the acquisition date. The following table summarizes the preliminary balance sheet at January 3, 2025:

Assets purchased	$612
Liabilities assumed (a)	514
Net assets purchased	98
Purchase consideration:
Cash paid at closing	1,100
Promissory notes, net (b)	392
Intangible assets from purchase	$1,394

(a)	Liabilities assumed includes a $151 deferred tax liability present at January 3, 2025 but recorded by the Company post-close due to a tax election made in the second half of fiscal 2025.
(b)	Represents the initial amount of the Promissory Notes at closing, not including the elimination of the first installments during the three months ended December 31, 2025, as discussed above.

An independent purchase price allocation and valuation has been performed to identify intangible assets acquired. The allocation to these intangible assets is as follows:

	Fair Value	Useful Life
Customer relationships	$564	8 years
Tradename	68	10 years
Non-compete	11	2 years
Goodwill	751	Indefinite
Total intangible assets acquired	$1,394

The following table represents the unaudited consolidated pro forma results of operations for the three month periods ended December 31, 2025 and 2024 had the acquisition occurred on October 1, 2024, the first day of the most historic period reported in this Quarterly Report on Form 10-Q. This unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on October 1, 2024. This information is based on Hornet’s unaudited historical financial statements.

	Three Months Ended, December 31,
	2025	2024
Net revenues	$20,516	$25,548
Cost of contract services	13,111	17,414
Gross profit	7,405	8,134
Selling, general and administrative expenses	7,708	8,577
Loss from continuing operations	(150)	(614)

Basic and diluted loss per share	$0.00	$(0.01)

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

On June 2, 2025, the Company entered into an agreement for the sale of certain operating assets of its Industrial Segment, including those of BMCH, Inc., Triad Logistics, Inc., and its Triad Staffing brand. The Company received total cash consideration of $250 from the buyer at closing and an additional $788 during the first 90 days following closing. A pre-tax net gain of $133, including transaction costs of $97, was included in discontinued operations for fiscal 2025. The remaining assets of the Industrial Segment not sold were distributed to the Company.

Assets and Liabilities of Discontinued Operations

There were no assets or liabilities remaining under the Industrial Segment as of December 31, 2025 and September 30, 2025.

Net Loss from Discontinued Operations

Results of the Industrial Segment for the three-month periods ended December 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	December 31,
	2025	2024

Revenue	$-	$2,001
Expenses:
Cost of contract services	-	1,631
Selling, general and administrative expenses	-	376
Depreciation expense	-	2
Loss from discontinued operations before gain on sale and income taxes	-	(8)
Provision for income tax expense attributable to discontinued operations	-	-
Loss from discontinued operations, net of tax	$-	$(8)

Cash Flows from Discontinued Operations

There were no capital expenditures or other significant cash flows under the Industrial Segment during the three-month periods ended December 31, 2025 or 2024.

4. Recent Accounting Pronouncements

Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. The guidance also requires disclosure of the Chief Operating Decision Maker's (“CODM”) position for each segment and detail of how the CODM uses financial reporting to assess their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods during fiscal years beginning after December 15, 2024. The new guidance was implemented during the quarter ended September 30, 2025 and did not have a material effect on the Company’s consolidated financial statements and disclosures.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326), which introduces a practical expedient for estimating credit losses under CECL for current accounts receivable and contract assets arising from revenue transactions under Accounting Standards Codification (“ASC”) 606. If elected, this expedient allows entities to assume that current conditions at the balance sheet date will persist through the forecast period, simplifying the estimation process. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2025. The Company elected to early adopt the expedient during the quarter ended September 30, 2025 which did not have a material impact on its consolidated financial statements.

Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which expands income tax disclosure requirements in part by requiring entities to disclose a reconciliation of their effective tax rates to statutory rates and provide disaggregation of taxes paid. The guidance also eliminates existing disclosure requirements related to anticipated changes in unrecognized tax benefits and temporary differences related to unrecorded deferred tax liabilities. The new guidance applies to annual periods only and is effective for fiscal years beginning after December 15, 2024. The Company has not yet determined the effects of the new guidance on its consolidated financial statements and disclosures.

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

5. Cash and Cash Equivalents, Customer Concentrations, and Allowances for Credit Losses

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of December 31, 2025 and September 30, 2025, there were no cash equivalents.

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. During 2023, the Company entered into enhanced deposit arrangements with two financial institutions in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $15,214 and $15,087 as of December 31, 2025 and September 30, 2025, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $4,051 and $5,067 as of December 31, 2025 and September 30, 2025, respectively. The Company has never experienced any material losses related to cash on deposit with banks.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Customer Concentrations

There was no customer that represented 10% or more of the Company’s consolidated revenues for the three-month period ended December 31, 2025. The Company had one customer that made up approximately 21% of the consolidated accounts receivable balances as of both December 31, 2025 and September 30, 2025. This customer is offered extended payment terms due to the frequency and volume of our services it utilizes and has demonstrated consistent creditworthiness since doing business with us. The Company has not experienced any losses related to this customer historically.

Allowance for Credit Losses

The Company extends credit to customers based on evaluation of their financial condition and ability to pay the Company in accordance with the payment terms. An allowance for credit losses is recorded as a charge to bad debt expense where collection is considered to be doubtful due to credit issues. The Company follows the methodology under ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires consideration of a broad range of reasonable and supportable information to inform credit loss estimates. During the three months ended September 30, 2025, the Company elected to use the practical expedient introduced by ASU 2025-05 which simplifies the calculation of these estimates by assuming that current conditions will continue through the forecast period. The Company records an allowance with a corresponding charge to bad debt expense and charges off uncollectible accounts against the allowance once the invoices are considered unlikely to be collected. The allowance for credit losses is reflected in the unaudited condensed consolidated balance sheets as a reduction of accounts receivable. The impact of the adoption of ASU 2025-05 was immaterial to the Company’s unaudited condensed consolidated financial statements.

As of December 31, 2025 and September 30, 2025, the allowance for credit losses was $71 and $76, respectively.

A summary of changes in this account is as follows:

	Three Months Ended December 31,
	2025	2024
Beginning balance	$76	$144
Provisions for (recoveries of) credit losses	(5)	4
Accounts receivable write-offs	-	(23)
Ending balance	$71	$125

Liabilities for Direct Hire Placement Falloffs

Direct hire placement service revenues from contracts with customers are recognized when the Company has met each of the criteria under ASC 606, Revenue from Contracts with Customers, including its performance obligations under the contracts. This generally occurs when the employment candidates accept offers of employment and have started their newly placed positions, less a provision for estimated credits or refunds to customers as the result of applicants not remaining employed for the entirety of the Company’s guarantee period (referred to as “falloffs”). The Company’s guarantee periods for permanently placed employees generally range from 60 to 90 days from the date of hire.

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Liabilities for falloffs and refunds during the period are reflected in other current liabilities in the unaudited condensed consolidated balance sheets in the amounts of $69 and $72, as of December 31, 2025, and September 30, 2025, respectively. The corresponding charges included in the unaudited condensed consolidated statements of operations as reductions of direct hire placement service revenues were approximately $85 and $222 for the three-month periods ended December 31, 2025 and 2024, respectively.

6. Advertising Expenses

The Company expenses the costs of job boards used for identifying and recruiting candidates, print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $316 and $458 for the three-month periods ended December 31, 2025 and 2024, respectively.

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

Due to the loss from continuing operations reported for the three-month periods ended December 31, 2025 and 2024, there were no dilutive incremental shares considered in the calculation of dilutive shares. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 4,403 and 3,590 for the three-month periods ended December 31, 2025 and 2024, respectively.

8. Property and Equipment

Property and equipment, net consisted of the following:

	December 31, 2025	September 30, 2025
Computer software	$117	$117
Computer equipment	1,174	1,174
Furniture and fixtures	630	630
Leasehold improvements	103	99
Total property and equipment, at cost	2,024	2,020
Accumulated depreciation	(1,712)	(1,666)
Property and equipment, net	$312	$354

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

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the unaudited condensed consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Three Months Ended December 31,
	2025	2024
Amortization of finance lease assets	$21	$24
Interest on finance lease liabilities	1	2

Supplemental balance sheet information related to finance leases consisted of the following:

	December 31, 2025	September 30, 2025
Net book value of finance leases	$92	$113
Weighted average remaining lease term for finance leases	0.9 years	1.2 years
Weighted average discount rate for finance leases	5.3%	5.3%

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities as of December 31, 2025:

Remainder of Fiscal 2026	$55
Fiscal 2027	12
Less: Imputed interest	(2)
Present value of finance lease liabilities	$65

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

Operating lease expenses included in selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations were $366 and $482 for the three-month periods ended December 31, 2025 and 2024, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Three Months Ended
	December 31,
	2025	2024
Cash paid for operating lease liabilities	$273	$314
Right-of-use assets obtained in exchange for new operating lease liabilities	1,448	-

Supplemental balance sheet information related to operating leases consisted of the following:

	December 31, 2025	September 30, 2025
Weighted average remaining lease term for operating leases	3.6 years	2.6 years
Weighted average discount rate for operating leases	5.3%	5.5%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of December 31, 2025, including certain closed offices are as follows:

Remainder of Fiscal 2026	$874
Fiscal 2027	1,153
Fiscal 2028	885
Fiscal 2029	588
Fiscal 2030	401
Thereafter	592
Less: Imputed interest	(515)
Present value of operating lease liabilities (a)	$3,978

(a)         Includes current portion of $1,006 for operating leases.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

10. Goodwill and Intangible Assets

Goodwill

The Company performs a goodwill impairment assessment at least annually but may perform interim assessments if a triggering event occurs that may indicate the fair value of a reporting unit decreased below its carrying value. The Company completed its most recent annual goodwill impairment assessment as of September 30, 2025 and determined that its goodwill was not further impaired. For purposes of performing its annual goodwill impairment assessment, the Company applied certain valuation techniques and assumptions to its Professional Segment reporting unit and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting unit. There were no new or recent triggering events that have materially changed since the Company performed its annual goodwill impairment assessment as of September 30, 2025 to indicate an interim assessment being needed.

The estimated fair value of the Professional Services reporting unit resulting from the September 30, 2025 assessment exceeded the reporting unit’s carrying value by approximately 39%, or approximately $12.7 million. Should industry conditions remain consistently negative, or worsen, or if assumptions such as control premiums, revenue growth projections, cost reduction projections, cost of capital or discount rates or business enterprise value multiples change such conditions could result in a deficit of the fair value of the Company’s Professional Services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

Intangible Assets

The following provides a summary of the Company’s separately identifiable intangible assets as of December 31, 2025 and September 30, 2025 and estimated future amortization expense:

	December 31, 2025				September 30, 2025
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships	$27,521	$(5,153)	$(21,875)	$493	$27,521	$(5,153)	$(21,833)	$535
Trade names	8,397	(56)	(8,279)	62	8,397	(56)	(8,262)	79
Non-competes	4,342	-	(4,337)	5	4,342	-	(4,336)	6
Total	$40,260	$(5,209)	$(34,491)	$560	$40,260	$(5,209)	$(34,431)	$620

Remainder of Fiscal 2026	$62
Fiscal 2027	79
Fiscal 2028	77
Fiscal 2029	77
Fiscal 2030	77
Thereafter	188
$560

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

11. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31, 2025	September 30, 2025
Accrued client rebates	$161	$137
Reserve for falloffs	69	72
Current finance leases payable	65	70
Accrued audit fees	49	73
Other	166	243
Total other current liabilities	$510	$595

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

As of December 31, 2025, the Company had no outstanding borrowings and $4,166 of unused capacity available for borrowing under the terms of the Facility. The Company had $64 and $102 in unamortized debt issuance costs associated with the Facility as of December 31, 2025 and September 30, 2025, respectively, which are reflected in other current assets on the unaudited condensed consolidated balance sheets. The amortization expense of these debt costs totaled $38 for the three-month periods ended December 31, 2025 and 2024. The unused line fees incurred and included in interest expense totaled $26 for the three-month periods ended December 31, 2025 and 2024.

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

13. Shareholders’ Equity

Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of December 31, 2025, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of December 31, 2025, there were 7,149 shares available to be granted under the Plan (4,052 shares available for restricted stock grants and 3,097 shares available for non-qualified stock option grants).

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

The Company did not grant shares of restricted stock under the AICP during the three months ended December 31, 2025. There are service plus performance-based restricted shares eligible to be granted during fiscal 2026 based on probability of achieving the fiscal 2026 financial targets set by the Company’s Board of Directors. The shares eligible to be granted have been adjusted based on the probable outcome over fiscal 2026 as compared to these financial targets. Though no shares are expected to be earned under these grants, the final number of service plus performance-based restricted shares granted will be determined once the actual financial performance of the Company is determined for fiscal 2026.

Share-based compensation expense attributable to restricted stock was $41 and $55 for the three-month periods ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $48 of unrecognized compensation expense related to restricted stock outstanding and the weighted average remaining vesting period for those grants was 0.8 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2025	906	0.71
Granted	-	-
Vested	(592)	0.79
Non-vested restricted stock outstanding as of December 31, 2025	314	0.56

Stock Options

All stock options outstanding as of December 31, 2025 and September 30, 2025 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company did not grant stock options during the three months ended December 31, 2025. The Company’s stock options previously granted generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $72 and $63 for the three-month periods ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $388 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 2.6 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2025	4,412	0.78	0.68	7.28	-
Granted	-	-	-	-	-
Forfeited	(9)	6.70	6.10	-	-
Options outstanding as of December 31, 2025	4,403	0.76	0.67	7.04	-

Exercisable as of September 30, 2025	2,970	0.98	0.87	6.55	-
Exercisable as of December 31, 2025	3,122	0.94	0.83	6.41	-

Treasury Stock

During the three months ended December 31, 2025, the Company reissued 592 of its treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of the Company’s common stock, therefore, while its total number of outstanding shares of common stock increased as a result of the issuance, its total number of issued shares of common stock did not increase.

14. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three-month periods ended December 31, 2025 and 2024:

	Three Months Ended, December 31,
	2025	2024
Provision for income tax expense (benefit)	$-	$-
Effective tax rate	0%	0%

No income tax benefit was recognized for the three months ended December 31, 2025 as the Company is forecasting pre-tax income for the full year so the tax benefit is not expected to be realized during the current year in accordance with the provisions of ASC Topic 740, Income Taxes. Similarly, the Company did not recognize an income tax benefit for the three months ended December 31, 2024 as the Company was then forecasting pre-tax income for the full year.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (“DTAs”). In view of the significance of the Company’s recent pre-tax book losses, and likelihood of continuing uncertainty in the industry and economy as a whole, management reduced projections of future income from its forecast of the reversal of its DTAs as of September 30, 2025. As a result, it was determined that the Company's net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets are realizable. The Company holds a full valuation allowance of $12,757 as of December 31, 2025 and September 30, 2025, accordingly.

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

16. Related Party Transactions

On January 3, 2025, the Company entered into an employment agreement with Lawrence Bruce, one of the former shareholders of Hornet. As part of the Purchase Agreement, the Company issued Promissory Notes to Lawrence Bruce and his spouse, Laurel Bruce, in the amounts of $160 and $240, representing their respective portions of this purchase consideration based on their percentage of Hornet’s stock ownership prior to the acquisition. Payments on the Promissory Notes are to be made annually in two equal installments on the first and second anniversaries of the issuance date. Amounts payable under the Promissory Notes are contingent upon the achievement of minimum average gross profit (“AGP”) requirements by Hornet, as disclosed in more detail under Note 2.

The first installments of the Promissory Notes have been entirely eliminated as of December 31, 2025 due to the minimum AGP requirements not being met, and no payments being made to Hornet’s former shareholders under the former first installments, accordingly. As a result, the remaining amounts of the Promissory Notes payable to the former shareholders, Lawrence Bruce and Laurel Bruce, are $80 and $120, respectively, to be paid on the second anniversary of the issuance date, based on achievement of the minimum AGP requirements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

17. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services and (b) temporary professional staffing services in the fields of information technology, accounting, finance and office, engineering, and medical. These services make up the Company’s Professional Segment. As disclosed in Note 3, the Company’s Industrial Segment has been designated a discontinued operation and, as such, is excluded from the table below which only reflects continuing operations.

Our consolidated results, as well as the results of the Professional Segment are assessed by the Company’s chief operating decision-maker (“CODM”), our CEO, who decides how to allocate resources based on operating needs and results. The CODM uses financial and operating information presented in periodic detailed financial statements and management reports and considers growth trends in revenues, gross profits and gross margins, operating expenses, income (loss) from operations, net income (loss) from operations and related data to compare the segment’s current results with budgeted and prior period results, as well as those of competitors obtained from publicly available information as benchmarks. Additionally, the CODM reviews trends in non-financial information including headcount, numbers of contractors on billing, billable hours, and fee rates and spreads applied in billings to clients. The CODM also reviews certain non-GAAP financial measures of segment performance including earnings before income taxes, depreciations and amortization (“EBITDA”), free cash flow and other variants of these non-GAAP measures in order to make informative decisions regarding allocation of resources. This information and underlying analyses provide the CODM with information necessary to make decisions on business and financial strategy and plans, working capital needs and overall capital use. All corporate assets such as cash and other assets are presented together with those of the Professional Segment; these can be found on the unaudited condensed consolidated balance sheets as total assets.

	Three Months Ended December 31,
	2025	2024

Net revenues	$20,516	$24,025

Cost of contract services	13,111	16,099

Personnel expenses	4,983	5,261
Occupancy expenses	352	466
Advertising expenses	316	458
Other segment expenses (a)	1,509	1,639
Depreciation and amortization	85	237

Professional Segment income (loss) from operations	$160	$(135)

Corporate SG&A (b)	548	615
Depreciation and amortization	21	23

Loss from operations	$(409)	$(773)

(a)

Other segment expenses mainly consist of consulting expenses, business insurance and licensing fees, applicant tracking systems and other software subscriptions, equipment-related costs, and background checks for candidates placed with clients.

(b)

Corporate selling, general, and administrative expenses (“SG&A”) primarily includes certain executive and administrative salaries and related expenses, corporate legal expenses, share-based compensation expenses, consulting expenses, audit fees, corporate rent and facility costs, board related fees, certain advertising and promotional expenses, and acquisition, integration and restructuring expenses.

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

We market our services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services, and Hornet Staffing. As of December 31, 2025, we operated from locations in ten (10) states, including nineteen (19) branch offices in downtown or suburban areas of major U.S. cities and four (4) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, Illinois, and New Jersey, and one remote local market presence in each of Georgia and Virginia; (ii) two offices each in Massachusetts and Colorado; (iv) three offices and one additional local market presence in Texas; (v) six offices and one additional local market presence in Florida; and (vi) two offices in Ohio.

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

Our contract and placement services are currently provided under our Professional Staffing Services operating division or segment. Our former Industrial Staffing Services segment was designated a discontinued operation during fiscal 2025 and is excluded from results of continuing operations reported in this MD&A, unless otherwise stated.

Results of Operations

Summary and Outlook

We have incurred net losses of $(150) thousand and $(692) thousand for the fiscal first quarters ended December 31, 2025 and 2024, respectively. The net losses are primarily attributable to economic uncertainties, including persistent inflation and high interest rates, and related instability in the U.S. labor markets that began in 2023, and have persisted throughout 2025. These conditions have negatively impacted the number of job orders received and the numbers of qualified candidates available to fill orders for placements across all of our lines of business. Likewise, the U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook remains mixed as to when these conditions may be expected to definitively subside. The net loss for the fiscal first quarter ended December 31, 2025 has lessened relative to the prior year’s first quarter ended December 31, 2024, and prior sequential calendar quarters of fiscal 2025 due to operating cost reductions and other productivity improvement initiatives. We were able to reduce selling, general, and administrative expenses (“SG&A”) by approximately $3.8 million on an annual basis, with the remaining benefit of these expected to be realized over fiscal 2026. We also remain committed and prepared to make additional cost cuts necessary to restore profitability.

We learned at the end of fiscal 2025 that one of our larger accounts was acquired. As a result, our services were terminated as of October 1, 2025, and replaced by comparable services provided by an affiliate of the acquirer. This account produced revenues of $2.6 million and contributed approximately $483 thousand, net of direct expenses, to income (loss) from operations during the fiscal first quarter ended December 31, 2024. We believe recent additions to our customer base will partially mitigate the loss of this account.

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

Starting in fiscal 2025, we classified and reported our Industrial Segment as a discontinued operation. The decision to discontinue this division is in continuance with our long-term strategy and focus on the professional verticals within our business. The initiative to seek a buyer for the Industrial Segment was approved on April 18, 2024, as part of our plans and budgets comprehended in the M&A Committee’s strategic recommendations developed during a formal review of strategic alternatives last year. Other strategic recommendations stemming from the strategic alternatives review are on-going, including (1) proactive measures to streamline operations and enhance growth opportunities and cost-efficiency, including significant cost reductions, (2) building upon past acquisitions by taking advantage of current conditions and further integrating and consolidating operations and systems for further efficiencies and cost saving opportunities, and (3) capitalizing on acquisition opportunities arising from the economic downturn by identifying and with the objective of acquiring businesses at reduced multiples and favorable valuations.

On June 2, 2025, we entered into an agreement for the sale of certain operating assets of the Industrial Segment, including those of BMCH, Inc., Triad Logistics, Inc., and our Triad Staffing brand. The remaining assets of the Industrial Segment not sold were distributed to the Company.

Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months
	Ended December 31,
	2025	2024	Change	Change
Professional contract services	$17,800	$21,514	$(3,714)	-17%
Direct hire placement services	2,716	2,511	205	8%
Consolidated net revenues	$20,516	$24,025	$(3,509)	-15%

Professional contract staffing services contributed $17,800 or approximately 87% of consolidated revenue and direct hire placement services contributed $2,716, or approximately 13%, of consolidated revenue for the three months ended December 31, 2025. This compares to professional contract staffing services revenue of $21,514, or approximately 90%, of consolidated revenue and direct hire placement revenue of $2,511, or approximately 10%, of consolidated revenue for the three months ended December 31, 2024.

As mentioned in our Summary and Outlook discussion above, one of our larger accounts terminated our services as of October 1, 2025, upon being acquired and accessing comparable services provided by an affiliate of the acquirer. This account produced revenues of $1,714 during the prior sequential three months ended September 30, 2025 and $2,570 during the three months ended December 31, 2024. Economic uncertainties, including persistent inflation and high interest rates, also continued to adversely affect trends and conditions in the U.S. labor markets, which in turn, have continued to negatively impact our results and ability to grow through the three months ended December 31, 2025. The proliferation of AI applications and tools is also having disruptive effects on our business by causing business plans, hiring plans, and HR needs across industries, including those we serve, to be reconsidered. As a result of these events and trends, professional contract staffing services revenues decreased $3,714, or 17%, as compared to the three months ended December 31, 2024. Professional contract staffing services for the three months ended December 31, 2025 includes $1,236 of revenues generated by Hornet, which was acquired by the Company effective January 3, 2025.

Direct hire placement revenue for the three months ended December 31, 2025 increased $205, or approximately 8%, as compared to the three months ended December 31, 2024. Direct hire opportunities tend to be highly cyclical and demand dependent and may be expected to rise during times of economic recovery and decline during downturns and periods of uncertainty. At the same time, and while this increase is encouraging, we believe it is still too early to consider it a significant sign of recovery in our business and we remain cautiously optimistic.

Staffing Industry Analysts (“SIA”), a leading industry trade organization, recently published in its September 2025 U.S. Staffing Industry Forecast update, that the U.S. Staffing Industry as a whole is expected to decline by 3% in 2025. This follows a 12% decline already experienced in 2024. The SIA report cites that the forecasted 2025 decline is expected due to widespread client caution, a slow labor market, reduced employee churn and flat bill rates. While our businesses serve clients of all sizes, a substantial number of our clients are small and medium-sized enterprises, which have less financial flexibility to absorb rising costs and higher borrowing expenses, making them more likely to reduce or postpone usage of our services and contract employees. We believe this is a key reason why our 2025 revenue declines have exceeded those forecasted by SIA for the staffing industry overall.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended December 31, 2025 decreased by approximately 19% to $13,111 compared to $16,099 for the three months ended December 31, 2024. The $2,988 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above. As further explained below, our gross profit and gross margin for the three months ended December 31, 2025 are proportionally higher relative to revenue than those for the comparable three months ended December 31, 2024.

Gross profit percentage by service:

	Three Months Ended
	December 31,
	2025	2024
Professional contract services	26.3%	25.2%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	36.1%	33.0%

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

Our combined gross profit margin, including direct hire placement services, for the three-month periods ended December 31, 2025 and 2024 were approximately 36.1% and 33.0%, respectively. Our professional contract staffing services gross margins for the three-month periods ended December 31, 2025 and 2024 were approximately 26.3% and 25.2%, respectively. The net increase in our combined gross margin is mainly attributable to an increase in the mix of direct hire placement revenues, which have a 100% gross margin. The increase in professional contract staffing services gross margin is attributable to net increases in prices and spreads on some of our professional contract services businesses.

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

Our SG&A for the three months ended December 31, 2025 decreased by $731 as compared to the three months ended December 31, 2024. SG&A for the three months ended December 31, 2025, as a percentage of revenues, were approximately 37.6% compared to approximately 35.1% for the three months ended December 31, 2024. The increase in SG&A expenses as a percentage of revenues during the three months ended December 31, 2025 was attributable to lower revenues in relation to fixed costs, including certain personnel, occupancy and costs associated with applicant tracking systems and job boards. This was offset, in part, by certain cost reductions and productivity improvement initiatives made during the three months ended December 31, 2025 and the prior sequential quarters. These cost reductions contributed approximately $1,053 to the decrease in SG&A from the three months ended December 31, 2024.

SG&A includes certain non-cash and non-operational costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $94 and $91 for the three-month periods ended December 31, 2025 and 2024, respectively, and include mainly expenses associated with former closed or consolidated locations and severance costs associated with eliminated positions.

Amortization and Depreciation Expense

Amortization expense was $60 and $205 for the three-month periods ended December 31, 2025, and 2024, respectively. The decrease in amortization expense is due to certain intangible assets becoming fully amortized during the fiscal year ended September 30, 2025. Depreciation expense was $46 and $55 for the three-month periods ended December 31, 2025, and 2024, respectively.

Loss from Operations

Loss from operations was $(409) and $(773) for the three-month periods ended December 31, 2025 and 2024, respectively. The improvement in loss from operations is primarily due to certain cost reductions and productivity improvements initiated in the current quarter and prior sequential quarter of fiscal 2025.

Interest Expense

Interest expense was $65 and $66 for the three-month periods ended December 31, 2025 and 2024, respectively, and was comprised mainly of fees associated with our Facility including unused capacity fees, administrative charges, and the amortization of related debt issuance costs. No advances were taken on our Facility during the three-month periods ended December 31, 2025 and 2024.

Interest Income

Interest income earned was $128 and $155 for the three-month periods ended December 31, 2025 and 2024, respectively. Interest income is earned on cash balances held in our two brokerage accounts. The reduction in interest income is primarily due to a reduction in interest rates available on our cash balances.

Other Income

Other income was $196 for the three months ended December 31, 2025 and was the result of elimination of a portion of the Promissory Notes issued to Hornet’s former shareholders as part of the purchase consideration. Under the Purchase Agreement, payments on the Promissory Notes are to be made annually in two equal installments on the first and second anniversaries of the issuance date. These payments are contingent upon the achievement of minimum average gross profit (“AGP”) requirements by Hornet over the first two annual periods prior to closing. The first installments of the Promissory Notes have been entirely eliminated as of December 31, 2025 due to the minimum AGP requirements not being met.

Provision for Income Taxes

In accordance with the provisions of ASC Topic 740, Income Taxes, we did not recognize an income tax benefit on the loss reported for the three months ended December 31, 2025 because the Company expects to recognize pre-tax income for the full year. The Company also did not recognize an income tax benefit for the three months ended December 31, 2024, as the Company similarly expected pre-tax income for the full year ended September 30, 2025.

Loss from Discontinued Operations

As a result of our Industrial Segment being designated a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. On June 2, 2025, we entered into an agreement to sell substantially all of the operating assets of our former Industrial Segment. Loss from discontinued operations was $(8) for the three months ended December 31, 2024.

Consolidated Net Loss

Our consolidated net loss was $(150) and $(692) for the three-month periods ended December 31, 2025 and 2024, respectively. The improvement in consolidated net loss is primarily the result of certain cost reductions and productivity improvements, and other relevant items, as explained in the preceding paragraphs.

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

The following table sets forth certain consolidated statement of cash flows data, including cash flows from discontinued operations:

	Three Months Ended
	December 31,
	2025	2024
Cash flows used in operating activities	$(1,194)	$(1,117)
Cash flows used in investing activities	(4)	(1)
Cash flows used in financing activities	(17)	(16)

As of December 31, 2025, we had $20,149 of cash, a decrease of $1,215 from $21,364 as of September 30, 2025. As of December 31, 2025, we had working capital of $23,943 compared to $23,993 as of September 30, 2025.

The primary use of cash for investing activities were for the acquisition of property and equipment during the three-month periods ended December 31, 2025 and 2024.

The cash flows used in financing activities were primarily for payments made on finance leases during the three-month periods ended December 31, 2025 and 2024.

We had $4,166 in availability for borrowings under our facility as of December 31, 2025. There were no outstanding borrowings on the Facility as of December 31, 2025, or September 30, 2025, except for certain accrued incidental carrying fees and costs, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On August 13, 2024, we reissued 642 of our treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. On December 2, 2025, we reissued 592 additional treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of our common stock, therefore, while our total number of outstanding shares of common stock increased as a result of each issuance, our total number of issued shares of common stock did not increase.

All our office facilities are leased. Minimum lease payments under all our lease agreements for the twelve-month period commencing after the close of business on December 31, 2025, are approximately $1,185. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on December 31, 2025.

Management believes that we can generate adequate liquidity to meet our obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2025, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2025, the Company's management evaluated, with the participation of its Principal Executive Officer and its Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act"). Based on that evaluation, the Company's Principal Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's three-month period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Form 10-K”) filed with the SEC on December 17, 2025. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A. of Part I of our 2025 Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On August 13, 2024, the Company reissued 641,666 of its treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. On December 2, 2025, the Company reissued 592,478 additional treasury shares to fulfill commitments for the issuance of previously granted restricted share awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of its common stock, therefore, while the Company’s total number of outstanding shares of common stock increased as a result of each reissuance, its total number of issued shares of common stock did not increase.

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

GEE GROUP INC.
(Registrant)

Date: February 12, 2026	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

