Form 10-Q
period 2026-03-31
GEE Group Inc.
filed 2026-05-14
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

_________________________________________________________

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2026 was 109,870,686.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended March 31, 2026

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

Part I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

	March 31, 2026	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash	$20,331	$21,364
Accounts receivable, less allowances ($76 and $76, respectively)	9,541	9,695
Prepaid expenses and other current assets	577	622
Total current assets	30,449	31,681
Property and equipment, net	373	354
Goodwill	24,759	24,759
Intangible assets, net	540	620
Right-of-use assets	3,419	2,443
Other long-term assets	124	140
TOTAL ASSETS	$59,664	$59,997

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,255	$1,392
Accrued compensation	3,961	4,519
Current operating lease liabilities	993	986
Current portion of promissory notes payable	196	196
Other current liabilities	275	595
Total current liabilities	6,680	7,688
Deferred taxes, net	234	262
Noncurrent operating lease liabilities	2,704	1,829
Promissory notes payable	-	196
Other long-term liabilities	-	12
Total liabilities	9,618	9,987

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 109,870 shares outstanding at March 31, 2026 and 114,900 shares issued and 109,413 shares outstanding at September 30, 2025	113,530	113,675
Accumulated deficit	(60,615)	(60,479)
Treasury stock; at cost - 5,030 shares at March 31, 2026 and 5,487 shares at September 30, 2025	(2,869)	(3,186)
Total shareholders' equity	50,046	50,010
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,664	$59,997

The accompanying notes are an integral part of the unaudited condensed consolidated financial statement

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
NET REVENUES:
Contract staffing services	$16,294	$21,495	$34,094	$43,009
Direct hire placement services	3,187	3,000	5,903	5,511
NET REVENUES	19,481	24,495	39,997	48,520

Cost of contract services	12,066	16,135	25,177	32,234
GROSS PROFIT	7,415	8,360	14,820	16,286

Selling, general and administrative expenses	7,407	9,305	15,115	17,744
Depreciation expense	45	50	91	105
Amortization of intangible assets	20	225	80	430
Goodwill impairment charge	-	22,000	-	22,000
LOSS FROM OPERATIONS	(57)	(23,220)	(466)	(23,993)
Interest expense	(66)	(89)	(131)	(155)
Interest income	116	139	244	294
Other income	-	-	196	-
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(7)	(23,170)	(157)	(23,854)
Provision for income tax (expense) benefit attributable to continuing operations	21	(9,786)	21	(9,786)
INCOME (LOSS) FROM CONTINUING OPERATIONS	14	(32,956)	(136)	(33,640)
Loss from discontinued operations, net of tax (Note 3)	-	(163)	-	(171)
CONSOLIDATED NET INCOME (LOSS)	$14	$(33,119)	$(136)	$(33,811)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	109,881	109,413	109,741	109,413
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	110,596	109,413	109,741	109,413

BASIC AND DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$0.00	$(0.30)	$(0.00)	$(0.31)
From discontinued operations	$-	$(0.00)	$-	$(0.00)
Consolidated net income (loss) per share	$0.00	$(0.30)	$(0.00)	$(0.31)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance, September 30, 2025	114,900	$113,675	5,487	$(3,186)	$(60,479)	$50,010
Share-based compensation	-	113	-	-	-	113
Issuance of shares under incentive stock plan	-	(344)	(592)	344	-	-
Net loss	-	-	-	-	(150)	(150)
Balance, December 31, 2025	114,900	$113,444	4,895	$(2,842)	$(60,629)	$49,973
Share-based compensation	-	86	-	-	-	86
Return of shares issued under incentive stock plan for taxes	-	-	135	(27)	-	(27)
Net Income	-	-	-	-	14	14
Balance, March 31, 2026	114,900	$113,530	5,030	$(2,869)	$(60,615)	$50,046

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2024	114,900	$113,129	5,487	$(3,186)	$(25,732)	$84,211
Share-based compensation	-	118	-	-	-	118
Net loss	-	-	-	-	(692)	(692)
Balance, December 31, 2024	114,900	$113,247	5,487	$(3,186)	$(26,424)	$83,637

Share-based compensation	-	123	-	-	-	123
Net loss	-	-	-	-	(33,119)	(33,119)
Balance, March 31, 2025	114,900	$113,370	5,487	$(3,186)	$(59,543)	$50,641

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Six Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(136)	$(33,811)
Adjustments to reconcile net loss to cash used in operating activities:
Loss on disposal of assets	-	3
Depreciation and amortization	171	540
Amortization of operating lease right-of-use assets	472	640
Goodwill impairment changes	-	22,000
Gain on reduction of promissory notes payable	(196)	-
Share-based compensation	199	241
Provisions for credit losses	-	10
Deferred income taxes	(28)	9,783
Amortization of debt issuance costs	76	76
Changes in operating assets and liabilities:
Accounts receivable	154	1,514
Other assets	(15)	(5)
Accounts payable	(137)	(443)
Accrued compensation	(558)	(742)
Operating lease liabilities	(566)	(624)
Other liabilities	(298)	(323)
Net cash used in operating activities	(862)	(1,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(110)	(4)
Business acquisition, net of cash acquired	-	(968)
Net cash used in investing activities	(110)	(972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of shares issued under incentive stock plan for taxes	(27)	-
Payments on finance leases	(34)	(39)
Net cash used in financing activities	(61)	(39)

Net change in cash	(1,033)	(2,152)

Cash at beginning of period	21,364	20,828

Cash at end of period	20,331	18,676
Less cash from discontinued operations	-	(175)
Cash from continuing operations at end of period	20,331	18,501

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$55	$78
Cash paid for taxes	7	10
Non-cash investing and financing activities:
Operating ROU assets obtained in exchange for new lease liabilities	1,448	488

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 as filed on December 17, 2025.

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

The total consideration paid for the purchased shares was $1,500, consisting of (i) a $1,100 cash payment, and (ii) the issuance to its former shareholders of subordinated and unsecured promissory notes (the "Promissory Notes") totaling an aggregate initial principal amount of $400. Interest on the outstanding principal balances of the Promissory Notes is payable at a fixed rate of 5% per annum. Payments on the Promissory Notes shall be made annually with the first payment due on the first anniversary of the issuance dates and the second and final payment due on the second anniversary of the issuance date. The Company also paid legal and professional fees of $75 related to the purchase during the six months ended March 31, 2025, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

As of December 31, 2025, upon conclusion of the first twelve-month measurement period, there was a shortfall in the minimum required AGP under the Purchase Agreement. This shortfall resulted in the elimination of the amounts of $196 that would have been due under the first installment of the Promissory Notes, which were written down during the six months ended March 31, 2026 and recorded as other income on the unaudited condensed consolidated statements of operations. No payments were required to be made to Hornet’s former shareholders on the first installment of the Promissory Notes. The minimum required AGP for the second twelve-month measurement period is still projected to be achievable. As such, the second installments of the Promissory Notes remain accrued in full.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The Purchase Agreement contains certain representations and warranties customary and standard for this type of transaction.

The assets and liabilities of Hornet were recorded at their estimated fair values as of the closing date of the Purchase Agreement. The Promissory Notes were measured at fair value using Level 3 inputs and were recorded net of discounts of $8 at the acquisition date. The following table summarizes the balance sheet at January 3, 2025:

Assets purchased	$612
Liabilities assumed (a)	514
Net assets purchased	98
Purchase consideration:
Cash paid at closing	1,100
Promissory notes, net (b)	392
Intangible assets from purchase	$1,394

(a)	Liabilities assumed includes a $151 deferred tax liability present at January 3, 2025 but recorded by the Company post-close due to a tax election made in the second half of fiscal 2025.
(b)	Represents the initial amount of the Promissory Notes at closing, not including the elimination of the first installments during the six months ended March 31, 2026, as discussed above.

An independent purchase price allocation and valuation has been performed to identify intangible assets acquired. The allocation to these intangible assets is as follows:

	Fair Value	Useful Life
Customer relationships	$564	8 years
Tradename	68	10 years
Non-compete	11	2 years
Goodwill	751	Indefinite
Total intangible assets acquired	$1,394

The following table represents the unaudited consolidated pro forma results of operations for the three and six-month periods ended March 31, 2025 had the acquisition occurred on October 1, 2024, the first day of the most historic period reported in this Quarterly Report on Form 10-Q. This unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on October 1, 2024. This information is based on Hornet’s unaudited historical financial statements.

	Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
Net revenues	$24,560	$50,108
Cost of contract services	16,178	33,592
Gross profit	8,382	16,516
Selling, general and administrative expenses	9,319	17,896
Loss from continuing operations	(32,949)	(33,563)

Basic and diluted loss per share	$(0.30)	$(0.31)

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

Assets and Liabilities of Discontinued Operations

There were no assets or liabilities remaining under the Industrial Segment as of March 31, 2026 and September 30, 2025.

Net Loss from Discontinued Operations

Results of the Industrial Segment for the three and six-month periods ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Revenue	$-	$1,545	$-	$3,546
Expenses:
Cost of contract services	-	1,288	-	2,919
Selling, general and administrative expenses	-	418	-	794
Depreciation expense	-	2	-	4
Loss from discontinued operations before gain on sale and income taxes	-	(163)	-	(171)
Provision for income tax expense attributable to discontinued operations	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(163)	$-	$(171)

Cash Flows from Discontinued Operations

There were no capital expenditures or other significant cash flows under the Industrial Segment during either of the six-month periods ended March 31, 2026 or 2025.

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

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270), which clarifies content and disclosure requirements for interim financial statements and adds a principle requiring disclosure of material events occurring after the most recent annual reporting period. The guidance is effective for interim periods within fiscal years beginning after December 15, 2027. The Company elected to early adopt the guidance during the quarter ended March 31, 2026, which did not have a material impact on its consolidated financial statements or disclosures.

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

5. Cash and Cash Equivalents, Customer Concentrations, and Allowances for Credit Losses

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2026 and September 30, 2025, there were no cash equivalents.

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. During 2023, the Company entered into enhanced deposit arrangements with two financial institutions in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $15,330 and $15,087 as of March 31, 2026 and September 30, 2025, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $3,945 and $5,067 as of March 31, 2026 and September 30, 2025, respectively. The Company has never experienced any material losses related to cash on deposit with banks.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Customer Concentrations

There was no customer that represented 10% or more of the Company’s consolidated revenues for the three and six-month periods ended March 31, 2026. There was one customer that represented 10% of the Company’s consolidated revenues for the three and six-month periods ended March 31, 2025. The Company is no longer doing business with this customer. The Company had one customer that made up approximately 20% and 21% of the consolidated accounts receivable balances as of March 31, 2026 and September 30, 2025. This customer is offered extended payment terms due to the frequency and volume of our services it utilizes and has demonstrated consistent creditworthiness since doing business with us. The Company has not experienced any losses related to this customer historically.

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

As of March 31, 2026 and September 30, 2025, the allowance for credit losses was $76 and $76, respectively.

A summary of changes in this account is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Beginning balance	$71	$125	$76	$144
Provisions for credit losses	5	8	-	12
Accounts receivable write-offs	-	-	-	(23)
Ending balance	$76	$133	$76	$133

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

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Liabilities for falloffs and refunds during the period are reflected in other current liabilities in the unaudited condensed consolidated balance sheets in the amounts of $38 and $72, as of March 31, 2026, and September 30, 2025, respectively. The corresponding charges included in the unaudited condensed consolidated statements of operations as reductions of direct hire placement service revenues were $20 and $30 for the three-month periods and $105 and $252 for the six-month periods ended March 31, 2026 and 2025, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

6. Advertising Expenses

The Company expenses the costs of job boards used for identifying and recruiting candidates, print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $313 and $475 for the three-month periods and $629 and $933 for the six-month periods ended March 31, 2026 and 2025, respectively.

7. Earnings per Share

Basic earnings per share are computed by dividing net income or loss attributable to common stockholders by the weighted average common shares outstanding for the period, which is computed using shares issued and outstanding. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the vesting of restricted shares granted but unissued, exercise of stock options and warrants. The dilutive effect of the common stock equivalents is reflected in earnings per share by use of the treasury stock method.

Basic and diluted weighted-average shares outstanding for the three-month period ended March 31, 2026 were 109,881 and 110,596, respectively. Dilutive incremental shares were included in the calculation of diluted shares for the three-month period ended March 31, 2026 due to net income from continuing operations. No dilutive incremental shares were included for the six-month period ended March 31, 2026 or for the three-month and six-month periods ended March 31, 2025 due to net losses from continuing operations. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 3,907 and 4,730 for the three-month periods and 4,155 and 4,160 for the six-month periods ended March 31, 2026 and 2025, respectively.

8. Property and Equipment

Property and equipment, net consisted of the following:

	March 31, 2026	September 30, 2025
Computer software	$223	$117
Computer equipment	1,174	1,174
Furniture and fixtures	630	630
Leasehold improvements	103	99
Total property and equipment, at cost	2,130	2,020
Accumulated depreciation	(1,757)	(1,666)
Property and equipment, net	$373	$354

9. Leases

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

Operating lease expenses included in selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations were $363 and $437 for the three-month periods and $729 and $919 for the six-month periods ended March 31, 2026 and 2025, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Supplemental cash flow information related to operating leases consisted of the following:

	Six Months Ended
	March 31,
	2026	2025
Cash paid for operating lease liabilities	$553	$646
Right-of-use assets obtained in exchange for new operating lease liabilities	1,448	488

Supplemental balance sheet information related to operating leases consisted of the following:

	March 31, 2026	September 30, 2025
Weighted average remaining lease term for operating leases	3.4 years	2.6 years
Weighted average discount rate for operating leases	5.3%	5.5%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2026, including certain closed offices are as follows:

Remainder of Fiscal 2026	$579
Fiscal 2027	1,124
Fiscal 2028	878
Fiscal 2029	588
Fiscal 2030	401
Thereafter	592
Less: Imputed interest	(466)
Present value of operating lease liabilities (a)	$3,696

(a)	Includes current portion of $993 for operating leases.

The Company acquires some of its equipment under finance leases including hardware and software used by our IT department to improve security and capacity, and certain furniture for our offices. Terms for these leases generally range from two to six years. The assets obtained under finance leases are included in property and equipment, net, on the unaudited condensed consolidated balance sheets.

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the unaudited condensed consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Amortization of finance lease assets	$21	$23	$42	$46
Interest on finance lease liabilities	-	2	1	4

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Supplemental balance sheet information related to finance leases consisted of the following:

	March 31, 2026	September 30, 2025
Net book value of finance leases	$71	$113
Weighted average remaining lease term for finance leases	0.7 years	1.2 years
Weighted average discount rate for finance leases	5.3%	5.3%

The table below reconciles the undiscounted future minimum lease payments under non-cancellable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities as of March 31, 2026:

Remainder of Fiscal 2026	$36
Fiscal 2027	13
Less: Imputed interest	(1)
Present value of finance lease liabilities	$48

10. Goodwill and Intangible Assets

Goodwill

The Company performs a goodwill impairment assessment at least annually. The Company completed its most recent annual goodwill impairment assessment as of September 30, 2025 and determined that its goodwill was not impaired. The estimated fair value of the Professional Services reporting unit resulting from the September 30, 2025 assessment exceeded the reporting unit’s carrying value by approximately 39%, or approximately $12.7 million.

The Company also may perform interim assessments if a triggering event occurs that may indicate the fair value of a reporting unit decreased below its carrying value. Upon reevaluation of its financial projections for the March 31, 2025 quarterly results and other indications of a potential triggering event, the Company performed an interim impairment assessment of its goodwill using the updated information as of March 31, 2025. For purposes of performing its interim goodwill impairment assessment, the Company applied certain valuation techniques and assumptions to its Professional Segment reporting unit and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting unit. The results of the interim assessment indicated the Company’s goodwill assigned to its Professional Services reporting unit was impaired. As a result, the Company reduced its goodwill by $22,000 with a corresponding non-cash impairment charge recognized in its unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2025.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Intangible Assets

The following provides a summary of the Company’s separately identifiable intangible assets as of March 31, 2026 and September 30, 2025 and estimated future amortization expense:

	March 31, 2026				September 30, 2025
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships	$27,521	$(5,153)	$(21,892)	$476	$27,521	$(5,153)	$(21,833)	$535
Trade names	8,397	(56)	(8,281)	60	8,397	(56)	(8,262)	79
Non-competes	4,342	-	(4,338)	4	4,342	-	(4,336)	6
Total	$40,260	$(5,209)	$(34,511)	$540	$40,260	$(5,209)	$(34,431)	$620

Remainder of Fiscal 2026	$41
Fiscal 2027	79
Fiscal 2028	77
Fiscal 2029	77
Fiscal 2030	77
Thereafter	189
$540

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

11. Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2026	September 30, 2025
Accrued client rebates	$37	$137
Reserve for falloffs	38	72
Current finance leases payable	48	70
Accrued audit fees	49	73
Other	103	243
Total other current liabilities	$275	$595

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

As of March 31, 2026, the Company had no outstanding borrowings and $4,895 of unused capacity available for borrowing under the terms of the Facility. The Company had $25 and $102 in unamortized debt issuance costs associated with the Facility as of March 31, 2026 and September 30, 2025, respectively, which are reflected in other current assets on the unaudited condensed consolidated balance sheets. The amortization expense of these debt costs totaled $38 for the three-month periods and $76 for the six-month periods ended March 31, 2026 and 2025. The unused line fees incurred and included in interest expense totaled $25 for the three-month periods and $51 for the six-month periods ended March 31, 2026 and 2025.

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

On May 12, 2026, the Company and FCB entered into Amendment No. 4 to the Facility (“Amendment No. 4”) which extends the Facility expiration date from May 14, 2026, to May 13, 2027. Additionally, this amendment increases the availability block to the greater of $1.5 million, or 12.5% of the lesser of (i) the revolver commitment and (ii) the borrowing base. The Amendment No. 4 also contains two new requirements. First, during the term of the Facility, as amended, all cash and cash equivalents held by the Company will not exceed an aggregate amount of $25 million (or such greater amount that FCB may, in its sole discretion, otherwise consent to in writing). Second, within fourteen (14) days following the effective date of the Amendment No. 4, the Company has agreed to increase its cash on deposit with FCB and/or its affiliates and thereafter maintain such cash and cash equivalents on deposit in an aggregate amount of not less than $12 million (or such lesser amount that FCB may, in its sole discretion, otherwise consent to in writing).

13. Shareholders’ Equity

Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of March 31, 2026, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options and restricted stock to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of March 31, 2026, there were 7,204 shares available to be granted under the Plan (4,052 shares available for restricted stock grants and 3,152 shares available for non-qualified stock option grants).

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

The Company did not grant shares of restricted stock under the AICP during the six months ended March 31, 2026. The Company granted 48 shares of restricted stock under the AICP during the six months ended March 31, 2025. All of the original 48 shares granted during the six months ended March 31, 2025 have been adjusted to zero (0) shares based on the probable outcome as compared to their respective financial targets.

Share-based compensation expense attributable to restricted stock was $15 and $53 for the three-month periods and $55 and $108 for the six-month periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $34 of unrecognized compensation expense related to restricted stock outstanding and the weighted average remaining vesting period for those grants was 0.6 years.

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2025	906	0.71
Granted	-	-
Vested	(592)	0.79
Non-vested restricted stock outstanding as of December 31, 2025	314	0.56
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2026	314	0.56

Stock Options

All stock options outstanding as of March 31, 2026 and September 30, 2025 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company did not grant stock options during the six months ended March 31, 2026. The Company’s stock options previously granted generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $71 and $69 for the three-month periods and $144 and $133 for the six-month periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $317 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 2.4 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2025	4,412	0.78	0.68	7.28	-
Granted	-	-	-	-	-
Forfeited	(9)	6.70	6.10	-	-
Options outstanding as of December 31, 2025	4,403	0.76	0.67	7.04	-
Granted	-	-	-	-	-
Forfeited	(55)	0.59	0.51	-	-
Options outstanding as of March 31, 2026	4,348	0.72	0.64	6.86	32

Exercisable as of September 30, 2025	2,970	0.98	0.87	6.55	-
Exercisable as of March 31, 2026	3,196	0.86	0.76	6.31	22

Treasury Stock

During the six months ended March 31, 2026, the Company reissued 592 of its treasury shares to fulfill commitments for the issuance of previously granted restricted stock awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of the Company’s common stock, therefore, while its total number of outstanding shares of common stock increased as a result of the issuance, its total number of issued shares of common stock did not increase. Of these shares, 135 were returned to the Company by the grantees on January 7, 2026, to satisfy statutory tax withholding obligations on the vested restricted stock awards.

14. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and six-month periods ended March 31, 2026 and 2025:

	Three Months Ended, March 31,		Six Months Ended, March 31,
	2026	2025	2026	2025
Provision for income tax expense (benefit)	$(21)	$9,786	$(21)	$9,786
Effective tax rate	300%	-42%	13%	-42%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. The effective tax rates for the three and six months ended March 31, 2026 and March 31, 2025 differ from the statutory rate primarily due to the effect of the change in the valuation allowance on the Company’s net deferred tax asset position along with the sensitivity due to the lower pre-tax book income present in both the three and six-months ended March 31,2026. For the three and six months ended March 31, 2026, the Company recognized an income tax benefit of $21.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (“DTAs”). In view of the significance of the Company’s recent pre-tax book losses, and possibility of continuing uncertainty in the industry and economy as a whole, management reduced projections of future income and the reversal of its DTAs as of September 30, 2025. As a result, it was determined that the Company's net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets are realizable. The Company holds a full valuation allowance of $12,686 and $12,757 as of March 31, 2026 and September 30, 2025, accordingly.

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

The first installments of the Promissory Notes have been entirely eliminated as of December 31, 2025 due to the minimum AGP requirements not being met, and no payments being required to Hornet’s former shareholders under the former first installments, accordingly. As a result, the remaining amounts of the Promissory Notes payable to the former shareholders, Lawrence Bruce and Laurel Bruce, are $80 and $120, respectively, to be paid on the second anniversary of the issuance date, based on achievement of the minimum AGP requirements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

17. Segment Data

The Company provides the following distinctive services: (a) direct hire placement services and (b) temporary professional staffing services in the fields of information technology, accounting, finance and office, engineering, and medical. These services make up the Company’s Professional Segment. As disclosed in Note 3, the Company’s former Industrial Segment has been designated a discontinued operation and sold and, as such, is excluded from the table below which only reflects continuing operations.

Our consolidated results, as well as the results of the Professional Segment are assessed by the Company’s chief operating decision-maker (“CODM”), our CEO, who decides how to allocate resources based on operating needs and results. The CODM uses financial and operating information presented in periodic detailed financial statements and management reports and considers growth trends in revenues, gross profits and gross margins, operating expenses, income (loss) from operations, net income (loss) from operations and related data to compare the segment’s current results with budgeted and prior period results, as well as those of competitors obtained from publicly available information as benchmarks. Additionally, the CODM reviews trends in non-financial information including headcount, numbers of contractors on billing, billable hours, and fee rates and spreads applied in billings to clients. The CODM also reviews certain non-GAAP financial measures of segment performance including earnings before income taxes, depreciations and amortization (“EBITDA”), free cash flow and other variants of these non-GAAP measures in order to make informative decisions regarding allocation of resources. This information and underlying analyses provide the CODM with information necessary to make decisions on business and financial strategy and plans, working capital needs and overall capital use. All corporate assets such as cash and other assets are presented together with those of the Professional Segment; these can be found on the unaudited condensed consolidated balance sheets.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net revenues	$19,481	$24,495	$39,997	$48,520

Cost of contract services	12,066	16,135	25,177	32,234

Personnel expenses	4,890	5,907	9,873	11,168
Occupancy expenses	353	422	705	888
Advertising expenses	309	466	625	924
Other segment expenses (a)	533	899	1,077	1,721
Corporate expenses allocated	908	744	1,873	1,561
Depreciation and amortization	43	253	128	490
Goodwill impairment charges	-	22,000	-	22,000

Professional Segment income (loss) from operations	$379	$(22,331)	$539	$(22,466)

Corporate SG&A (b)	414	867	962	1,482
Depreciation and amortization	22	22	43	45

Loss from operations	$(57)	$(23,220)	$(466)	$(23,993)

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

Overview

GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., Hornet Staffing, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., and Triad Personnel Services, Inc. are providers of permanent and temporary professional staffing and placement services in and near several major U.S. cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, and data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. GEE Group Inc.’s former wholly owned subsidiaries, BMCH, Inc. and Triad Logistics, Inc., provided temporary staffing services for our industrial clients until their operations were discontinued and assets were sold on June 2, 2025. Effective January 1, 2026, the Company transitioned the medical scribe business formerly done by Scribe Solutions under SNI’s Staffing Now division.

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

We market our services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services, and Hornet Staffing. As of March 31, 2026, we operated from locations in ten (10) states, including fourteen (14) branch offices in downtown or suburban areas of major U.S. cities and five (5) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, New Jersey and Texas; (ii) two offices each in Massachusetts, Colorado, and Ohio; (v) four offices in Florida; and (vi) , and one remote local market presence in each of Florida, Georgia, Illinois, Texas and Virginia.

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

Results of Operations

Summary and Outlook

We incurred net income (losses) from continuing operations of $14 thousand and $(33) million for the three-month periods ended March 31, 2026 and 2025, respectively. We incurred net losses from continuing operations of $(136) thousand and ($33.6) million for the six-month periods ended March 31, 2026 and 2025, respectively.

The net losses and lower volumes of business underlying them are primarily attributable to uncertain conditions in the U.S. labor markets that have been ongoing since the second half of 2023. The U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook remains mixed as to when these conditions may be expected to definitively improve. As a result of the prolonged negative effects on our business associated with these conditions, we recorded a $22 million impairment charge in the quarter ended March 31, 2025, and reduced our goodwill asset, accordingly. In addition, we established a full valuation allowance against our deferred tax assets. These two non-cash charges account for a substantial portion of the net losses reported for the three and six-month periods ended March 31, 2025.

The net income for the fiscal second quarter ended March 31, 2026 and the net loss for the six-month period ended March 31, 2026 have improved relative to the comparable prior year periods and sequential calendar quarters. These improvements are due to growth in our direct hire revenues and resulting improvements in our gross profits and margins associated with them, and operating cost reductions and other productivity improvement initiatives. We were able to reduce selling, general, and administrative expenses (“SG&A”) by approximately $3.8 million on an annual basis during the latter part our fiscal year ended September 30, 2025, with the substantial benefit of these now being realized in fiscal 2026. We also remain committed and prepared to make additional cost cuts necessary to restore profitability.

We learned at the end of fiscal 2025 that one of our larger contract services accounts was acquired. As a result, our services were terminated as of October 1, 2025, and replaced by comparable services provided by an affiliate of the acquirer. This account produced revenues of $2.5 million and $5.1 million, and contributed approximately $199 thousand and $683 thousand to income from operations, net of direct expenses, that offset the losses from operations during the three and six-month periods ended March 31, 2025, respectively.

Artificial intelligence (“AI”) continues to gain momentum in the economy and is serving as a disruptor of traditional labor and employment markets, including the staffing and HR solutions markets or portions of them we serve. We are responding by integrating AI into our operating business strategy, plans and systems; focusing on seeking, attracting and placing AI talent; and refocusing our other organic growth efforts towards verticals where we can leverage AI, or that are less likely to be significantly disrupted by AI. Our IT businesses are focused on building AI expertise and on presenting themselves as thought leaders and knowledge resources in AI for our clients and potential new clients.

On January 3, 2025, we acquired Hornet Staffing, Inc., an Atlanta-based provider of staff augmentation services with national service capability. Hornet provides staffing solutions to markets serving large scale, "blue chip" companies in the information technology, professional and customer service staffing verticals. The acquisition is expected to be accretive to earnings. Under the terms of the stock purchase agreement, we acquired 100% of the Hornet common stock for consideration including cash and seller financing. Larry Bruce, Hornet’s Managing Director and Founder, has continued his capacity at Hornet and joined the GEE Group National Sales Team, working with our vertical leaders on new business development.

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

In light of the forgoing trends and in order to compete more efficiently and effectively on these and other engagements, staffing firms are turning to offshore recruiting models as an increasing number of organizations turn to MSP and VMS for managing their contract labor providers. According to SIA, offshore recruiting teams located in cost-effective regions of the world provide significant cost savings and can help reduce operational expenses by up to approximately 70%, without compromising on quality. Hornet has adopted this method of recruiting which we believe provides for faster hiring cycles tapping a vast, global talent pool; and, coupled with round-the-clock recruitment efforts, offshore recruiting can reduce hiring timelines by up to 40%, allowing staffing firms to attract top talent ahead of competitors. We plan to continue our on-shore relationship-based recruitment for select customers and leverage Hornet's offshore recruiting capability and technology across all of our staffing verticals on MSP, VMS and other large enterprise engagements. This is expected to give us additional flexibility and scalability to adjust hiring volumes based on project needs, ensuring efficiency without sacrificing quality.

Starting in fiscal 2025, we classified and reported our Industrial Segment as a discontinued operation. The decision to discontinue this division is in continuance with our long-term strategy and focus on the professional verticals within our business. The initiative to seek a buyer for the Industrial Segment was approved on April 18, 2024, as part of our plans and budgets comprehended in the M&A Committee’s strategic recommendations developed during a formal review of strategic alternatives in 2024. Other strategic recommendations stemming from the strategic alternatives review are on-going, including (1) proactive measures to streamline operations and enhance growth opportunities and cost-efficiency, including significant cost reductions, (2) building upon past acquisitions by taking advantage of current conditions and further integrating and consolidating operations and systems for further efficiencies and cost saving opportunities, and (3) capitalizing on acquisition opportunities arising from the economic downturn by identifying and with the objective of acquiring businesses at reduced multiples and favorable valuations.

On June 2, 2025, we entered into an agreement for the sale of certain operating assets of the Industrial Segment, including those of BMCH, Inc., Triad Logistics, Inc., and our Triad Staffing brand. The remaining assets of the Industrial Segment not sold were distributed to the Company.

(Amounts in thousands except per share data, unless otherwise stated)

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended
	March 31,
	2026	2025	Change	Change
Professional contract services	$16,294	$21,495	$(5,201)	-24%
Direct hire placement services	3,187	3,000	187	6%
Consolidated net revenues	$19,481	$24,495	$(5,014)	-20%

Professional contract staffing services contributed $16,294 or approximately 84% of consolidated revenue and direct hire placement services contributed $3,187, or approximately 16%, of consolidated revenue for the three months ended March 31, 2026. This compares to professional contract staffing services revenue of $21,495, or approximately 88%, of consolidated revenue and direct hire placement revenue of $3,000, or approximately 12%, of consolidated revenue for the three months ended March 31, 2025.

As mentioned in our Summary and Outlook discussion above, one of our larger contract services accounts terminated our services as of October 1, 2025, upon being acquired and accessing comparable services provided by an affiliate of the acquirer. This account produced revenues of $2,512 during the three months ended March 31, 2025. Uncertainties in the U.S. labor markets have continued to negatively impact our results and ability to grow our contract services revenue through the three months ended March 31, 2026. The proliferation of AI applications and tools is also having disruptive effects on our business by causing business plans, hiring plans, and HR needs across industries, including those we serve, to be reconsidered. As a result of these events and trends, professional contract staffing services revenues decreased $5,201, or 24%, as compared to the three months ended March 31, 2025.

Direct hire placement revenue for the three months ended March 31, 2026 increased $187, or approximately 6%, as compared to the three months ended March 31, 2025, and $471, or approximately 17%, as compared to the prior sequential quarter ended December 31, 2025. Direct hire opportunities tend to be highly cyclical and demand dependent and may be expected to rise during times of economic recovery and decline during downturns and periods of uncertainty. And while this increase is encouraging and might be viewed by some as a leading indicator or sign of recovery in our business, we remain cautiously optimistic.

Staffing Industry Analysts (“SIA”), a leading industry trade organization, recently published its January 2026 U.S. Staffing Industry Forecast update, indicating that the U.S. staffing industry is expected to grow modestly by approximately 1% to 2% in 2026 following a period of decline. The SIA report attributes this tempered outlook to continued economic uncertainty, cautious client hiring behavior, reduced employee turnover, and ongoing pressure on bill rates. While our businesses serve clients of all sizes, a substantial portion of our client base consists of small and medium-sized enterprises, which have less financial flexibility to absorb rising costs and higher borrowing expenses. As a result, these clients may continue to delay hiring decisions or reduce reliance on temporary labor, which we believe could continue to disproportionately impact our revenue relative to broader industry trends.

(Amounts in thousands except per share data, unless otherwise stated)

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended March 31, 2026 decreased by approximately 25% to $12,066 compared to $16,135 for the three months ended March 31, 2025. The $4,069 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above. As further explained below, our gross profit and gross margin for the three months ended March 31, 2026 are proportionally higher relative to revenue than those for the three months ended March 31, 2025.

Gross profit percentage by service:

	Three Months Ended
	March 31,
	2026	2025
Professional contract services	25.9%	24.9%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	38.1%	34.1%

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

Our combined gross profit margin, including direct hire placement services, for the three-month periods ended March 31, 2026 and 2025 were approximately 38.1% and 34.1%, respectively. Our professional contract staffing services gross margins for the three-month periods ended March 31, 2026 and 2025 were approximately 25.9% and 24.9%, respectively. The net increase in our combined gross margin is mainly attributable to an increase in the mix of direct hire placement revenues, which have a 100% gross margin. The increase in professional contract staffing services gross margin is attributable to net increases in prices and spreads on some of our professional contract services businesses, and to an increase in the mix of higher margin business following the termination of our services by one of our former contract services clients, which produced below average margins for us.

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

(Amounts in thousands except per share data, unless otherwise stated)

Our SG&A for the three months ended March 31, 2026 decreased by $1,898 as compared to the three months ended March 31, 2025. SG&A, as a percentage of revenues, were approximately 38% for both the three months ended March 31,2026 and March 31, 2025. SG&A expenses as a percentage of revenues remained consistent among both periods, as the decrease in SG&A expenses during the three months ended March 31, 2026 was large enough to offset the increase normally associated with the decline in revenue. This was mainly due to certain cost reductions and productivity improvement initiatives made during the latter portion of our fiscal year ended September 30, 2025. These cost reductions contributed approximately $1,336 to the decrease in SG&A for the three months ended March 31, 2026.

SG&A includes certain non-cash and non-operational costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $14 and $226 for the three-month periods ended March 31, 2026 and 2025, respectively, and include mainly advisory and legal fees related to other than routine matters and expenses associated with former closed or consolidated locations.

Amortization and Depreciation Expense

Amortization expense was $20 and $225 for the three-month periods ended March 31, 2026 and 2025, respectively. The decrease in amortization expense is due to certain intangible assets becoming fully amortized during the fiscal year ended September 30, 2025. Depreciation expense was $45 and $50 for the three-month periods ended March 31, 2026 and 2025, respectively.

Goodwill Impairment

We completed an interim goodwill impairment assessment as of March 31, 2025 and determined that our goodwill was impaired. The estimated fair value of our Professional Services reporting unit decreased as compared to those resulting from the September 30, 2024 annual assessment, indicating that the pre-assessment carrying value as of March 31, 2025 exceeded its estimated fair value. As a result, a non-cash goodwill impairment charge of $22,000 was recorded during the three months ended March 31, 2025 so that the carrying value of the Professional Services reporting unit reflects its estimated fair value, as determined by the interim evaluations made of our goodwill.

Loss from Operations

Loss from operations was $(57) and $(23,220) for the three-month periods ended March 31, 2026 and 2025, respectively. The improvement in loss from operations is primarily attributable to the goodwill impairment charge included in results for the three months ended March 31, 2025. Additionally, the growth in our direct hire revenues, and the cost reductions and productivity improvements initiated during the latter portion of our fiscal year ended September 30, 2025, as discussed above, contributed to this improvement.

Interest Expense

Interest expense was $66 and $89 for the three-month periods ended March 31, 2026 and 2025, respectively, and was comprised mainly of fees associated with our Facility including unused capacity fees, administrative charges, and the amortization of related debt issuance costs. No advances were taken on our Facility during the three-month periods ended March 31, 2026 and 2025.

Interest Income

Interest income earned was $116 and $139 for the three-month periods ended March 31, 2026 and 2025, respectively. Interest income is earned on cash balances held in our two brokerage accounts. The reduction in interest income is primarily due to a reduction in interest rates available on our cash balances.

(Amounts in thousands except per share data, unless otherwise stated)

Provision for Income Taxes

We recognized income tax expense (benefit) of $(21) and $9,786 for the three-month periods ended March 31, 2026 and 2025, respectively. Our effective tax rates for the three-month periods ended March 31, 2026 and 2025 differ from the statutory rate primarily due to the effect of changes in the valuation allowance on our net DTA position.

Loss from Discontinued Operations

As a result of our Industrial Segment being designated a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. On June 2, 2025, we entered into an agreement to sell substantially all of the operating assets of our former Industrial Segment. Loss from discontinued operations was $(163) for the three months ended March 31, 2025.

Consolidated Net Income (Loss)

Our consolidated net income (loss) was $14 and $(33,119) for the three-month periods ended March 31, 2026 and 2025, respectively. The improvement in consolidated net income (loss) is primarily attributable to the goodwill impairment charge and valuation allowance related to our deferred tax assets included in results for the three months ended March 31, 2025, as explained in the preceding paragraphs. Additionally, the growth in our direct hire revenue, and the cost reductions and productivity improvements initiated during the latter portion of our fiscal year ended September 30, 2025, as discussed above, contributed to this improvement.

(Amounts in thousands except per share data, unless otherwise stated)

Six Months Ended March 31, 2026 Compared to the Six Months Ended March 31, 2025

Net Revenues

Consolidated net revenues are comprised of the following:

	Six Months Ended
	March 31,
	2026	2025	Change	Change
Professional contract services	$34,094	$43,009	$(8,915)	-21%
Direct hire placement services	5,903	5,511	392	7%
Consolidated net revenues	$39,997	$48,520	$(8,523)	-18%

Professional contract staffing services contributed $34,094 or approximately 85% of consolidated revenue and direct hire placement services contributed $5,903, or approximately 15%, of consolidated revenue for the six months ended March 31, 2026. This compares to professional contract staffing services revenue of $43,009, or approximately 89%, of consolidated revenue and direct hire placement revenue of $5,511, or approximately 11%, of consolidated revenue for the six months ended March 31, 2025.

As mentioned in our Summary and Outlook discussion above, one of our larger contract services accounts terminated our services as of October 1, 2025, upon being acquired and accessing comparable services provided by an affiliate of the acquirer. This account produced revenues of $5,081 during the six months ended March 31, 2025. Uncertainties in the U.S. labor markets have continued to negatively impact our results and ability to grow our contract services revenue through the six months ended March 31, 2026. The proliferation of AI applications and tools is also having disruptive effects on our business by causing business plans, hiring plans, and HR needs across industries, including those we serve, to be reconsidered. As a result of these events and trends, professional contract staffing services revenues decreased $8,915, or 21%, as compared to the six months ended March 31, 2025.

Direct hire placement revenue for the six months ended March 31, 2026 increased $392, or approximately 7%, as compared to the six months ended March 31, 2025. Direct hire opportunities tend to be highly cyclical and demand dependent and may be expected to rise during times of economic recovery and decline during downturns and periods of uncertainty. And while this increase is encouraging and might be viewed by some as a leading indicator or sign of recovery in our business, we remain cautiously optimistic.

Staffing Industry Analysts (“SIA”), a leading industry trade organization, recently published its January 2026 U.S. Staffing Industry Forecast update, indicating that the U.S. staffing industry is expected to grow modestly by approximately 1% to 2% in 2026 following a period of decline. The SIA report attributes this tempered outlook to continued economic uncertainty, cautious client hiring behavior, reduced employee turnover, and ongoing pressure on bill rates. While our businesses serve clients of all sizes, a substantial portion of our client base consists of small and medium-sized enterprises, which have less financial flexibility to absorb rising costs and higher borrowing expenses. As a result, these clients may continue to delay hiring decisions or reduce reliance on temporary labor, which we believe could continue to disproportionately impact our revenue relative to broader industry trends.

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the six months ended March 31, 2026 decreased by approximately 22% to $25,177 compared to $32,234 for the six months ended March 31, 2025. The $7,057 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above. As further explained below, our gross profit and gross margin for the six months ended March 31, 2026 are proportionally higher relative to revenue than those for the six months ended March 31, 2025.

(Amounts in thousands except per share data, unless otherwise stated)

Gross profit percentage by service:

	Six Months Ended
	March 31,
	2026	2025
Professional contract services	26.2%	25.1%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	37.1%	33.6%

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

Our combined gross profit margin, including direct hire placement services, for the six-month periods ended March 31, 2026 and 2025 were approximately 37.1% and 33.6%, respectively. Our professional contract staffing services gross margins for the six-month periods ended March 31, 2026 and 2025 were approximately 26.2% and 25.1%, respectively. The net increase in our combined gross margin is mainly attributable to an increase in the mix of direct hire placement revenues, which have a 100% gross margin. The increase in professional contract staffing services gross margin is attributable to net increases in prices and spreads on some of our professional contract services businesses, and to an increase in the mix of higher margin business following the termination of our services by one of our former contract services clients, which produced below average margins for us.

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

Our SG&A for the six months ended March 31, 2026 decreased by $2,629 as compared to the six months ended March 31, 2025. SG&A for the six months ended March 31, 2026, as a percentage of revenues, were approximately 37.8% compared to approximately 36.6% for the six months ended March 31, 2025. The increase in SG&A expenses as a percentage of revenues during the six months ended March 31, 2026 was attributable to lower revenues in relation to fixed costs, including certain personnel, occupancy and costs associated with applicant tracking systems and job boards. This was offset, in part, by certain cost reductions and productivity improvement initiatives made during the latter portion of the fiscal year ended September 30, 2025. These cost reductions contributed approximately $2,389 to the decrease in SG&A for the six months ended March 31, 2026.

(Amounts in thousands except per share data, unless otherwise stated)

SG&A includes certain non-cash and non-operational costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $108 and $317 for the six-month periods ended March 31, 2026 and 2025, respectively, and include mainly advisory and legal fees related to other than routine matters, severance costs associated with eliminated positions, and expenses associated with former closed or consolidated locations.

Amortization and Depreciation Expense

Amortization expense was $80 and $430 for the six-month periods ended March 31, 2026, and 2025, respectively. The decrease in amortization expense is due to certain intangible assets becoming fully amortized during the fiscal year ended September 30, 2025. Depreciation expense was $91 and $105 for the six-month periods ended March 31, 2026, and 2025, respectively.

Goodwill Impairment

We completed an interim goodwill impairment assessment as of March 31, 2025 and determined that our goodwill was impaired. The estimated fair value of our Professional Services reporting unit decreased as compared to those resulting from the September 30, 2024 annual assessment, indicating that the pre-assessment carrying value as of March 31, 2025 exceeded its estimated fair value. As a result, a non-cash goodwill impairment charge of $22,000 was recorded during the six months ended March 31, 2025 so that the carrying value of the Professional Services reporting unit reflects its estimated fair value, as determined by the interim evaluations made of our goodwill.

Loss from Operations

Loss from operations was $(466) and $(23,993) for the six-month periods ended March 31, 2026 and 2025, respectively. The improvement in loss from operations is primarily attributable to the goodwill impairment charge included in results for the six months ended March 31, 2025. Additionally, the growth in our direct hire revenue, and cost reductions and productivity improvements initiated in the latter portion of the fiscal year ended September 30, 2025, as discussed above, contributed to this improvement.

Interest Expense

Interest expense was $131 and $155 for the six-month periods ended March 31, 2026 and 2025, respectively, and was comprised mainly of fees associated with our Facility including unused capacity fees, administrative charges, and the amortization of related debt issuance costs. No advances were taken on our Facility during the six-month periods ended March 31, 2026 and 2025.

Interest Income

Interest income earned was $244 and $294 for the six-month periods ended March 31, 2026 and 2025, respectively. Interest income is earned on cash balances held in our two brokerage accounts. The reduction in interest income is primarily due to a reduction in interest rates available on our cash balances.

Other Income

Other income was $196 for the six months ended March 31, 2026 and was the result of elimination of a portion of the Promissory Notes issued to Hornet’s former shareholders as part of the purchase consideration. Under the Purchase Agreement, payments on the Promissory Notes are to be made annually in two equal installments on the first and second anniversaries of the issuance date. These payments are contingent upon the achievement of minimum average gross profit (“AGP”) requirements by Hornet over the first two annual periods prior to closing. The first installments of the Promissory Notes have been entirely eliminated as of December 31, 2025 due to the minimum AGP requirements not being met.

(Amounts in thousands except per share data, unless otherwise stated)

Provision for Income Taxes

We recognized income tax expense (benefit) of $(21) and $9,786 for the six-month periods ended March 31, 2026 and 2025, respectively. Our effective tax rates for the six-month periods ended March 31, 2026 and 2025 differ from the statutory rate primarily due to the effect of the change in valuation allowance on our net DTA position.

Loss from Discontinued Operations

As a result of our Industrial Segment being designated a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. On June 2, 2025, we entered into an agreement to sell substantially all of the operating assets of our former Industrial Segment. Loss from discontinued operations was $(171) for the six months ended March 31, 2025.

Consolidated Net Loss

Our consolidated net loss was $(136) and $(33,811) for the six-month periods ended March 31, 2026 and 2025, respectively. The improvement in consolidated net loss is primarily attributable to the goodwill impairment charge and change in valuation allowance related to our deferred tax assets included in results for the six months ended March 31, 2025, as explained in the preceding paragraphs. Additionally, the growth in our direct hire revenue, and cost reductions and productivity improvements initiated in the latter portion of the fiscal year ended September 30, 2025, as discussed above, contributed to this improvement.

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

The following table sets forth certain consolidated statement of cash flows data, including cash flows from discontinued operations:

	Six Months Ended
	March 31,
	2026	2025
Cash flows used in operating activities	$(862)	$(1,141)
Cash flows used in investing activities	(110)	(972)
Cash flows used in financing activities	(61)	(39)

As of March 31, 2026, we had $20,331 of cash, a decrease of $1,033 from $21,364 as of September 30, 2025. As of March 31, 2026, we had working capital of $23,769 compared to $23,993 as of September 30, 2025. Cash flows used in operating activities improved $279 due to positive cash flow from operating activities during the quarter ended March 31, 2026.

The primary use of cash for investing activities was for the acquisition of property and equipment during the six months ended March 31, 2026. During the six months ended March 31, 2025, the primary use of cash for investing activities was for the acquisition of Hornet. On January 3, 2025, we completed the acquisition of 100% of the outstanding common stock of Hornet Staffing, Inc., which is now our wholly owned subsidiary. We paid $1,100 of cash consideration at closing on January 3, 2025, and entered into two 5% uncollateralized subordinated promissory notes with the sellers in the aggregate amount of $400, each payable in two equal annual installments due at the end of the two subsequent years following closing. The purchase price and our obligations under the subordinated promissory notes are subject to reduction in the event Hornet Staffing does not achieve agreed upon profit metrics during the two years subsequent to closing on a dollar-for-dollar basis. The first installments of the Promissory Notes have been entirely eliminated as of December 31, 2025 due to the minimum AGP requirements not being met, and no payments being required to Hornet’s former shareholders under the former first installments, accordingly.

The cash flows used in financing activities were primarily for payments made on finance leases during the six-month periods ended March 31, 2026 and 2025.

We had $4,895 in availability for borrowings under our facility as of March 31, 2026. There were no outstanding borrowings on the Facility as of March 31, 2026, or September 30, 2025, except for certain accrued incidental carrying fees and costs, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On May 12, 2026, the Company and FCB entered into Amendment No. 4 to the Facility (“Amendment No. 4”) which extends the Facility expiration date from May 14, 2026, to May 13, 2027. Additionally, this amendment increases the availability block to the greater of $1.5 million, or 12.5% of the lesser of (i) the revolver commitment and (ii) the borrowing base. The Amendment No. 4 also contains two new requirements. First, during the term of the facility, as amended, all cash and cash equivalents held by the Company will not exceed an aggregate amount of $25 million (or such greater amount that FCB may, in its sole discretion, otherwise consent to in writing). Second, within fourteen (14) days following the effective date of the  Amendment No. 4, the Company has agreed to increase its cash on deposit with FCB and/or its affiliates and thereafter maintain such cash and cash equivalents on deposit in an aggregate amount of not less than $12 million (or such lesser amount that FCB may, in its sole discretion, otherwise consent to in writing).

(Amounts in thousands except per share data, unless otherwise stated)

On December 2, 2025, we reissued 592 additional treasury shares to fulfill commitments for the issuance of previously granted restricted stock awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of our common stock, therefore, while our total number of outstanding shares of common stock increased as a result of each issuance, our total number of issued shares of common stock did not increase. Of the shares reissued on December 2, 2025, 135 were returned to the Company on January 7, 2026, to satisfy statutory income tax obligations of the recipients on the vested restricted stock awards.

All our office facilities are leased. Minimum lease payments under all our lease agreements for the twelve-month period commencing after the close of business on March 31, 2026, are approximately $1,159. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on March 31, 2026.

Management believes that we can generate adequate liquidity to meet our obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2026, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2026, the Company's management evaluated, with the participation of its Principal Executive Officer and its Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act"). Based on that evaluation, the Company's Principal Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's six-month period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On December 2, 2025, the Company reissued 592,478 treasury shares to fulfill commitments for the issuance of previously granted restricted stock awards that became fully vested and unrestricted. On August 13, 2024, the Company reissued 641,666 of its treasury shares to fulfill commitments for the issuance of previously granted restricted stock awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of its common stock, therefore, while the Company’s total number of outstanding shares of common stock increased as a result of each reissuance, its total number of issued shares of common stock did not increase.

Of the shares reissued on December 2, 2025, 135,036 were returned to the Company on January 7, 2026, to satisfy statutory income tax obligations of the recipients on the vested restricted stock awards. The table below summarizes the return of the shares issued under the 2013 Incentive Stock Plan during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
January 1, 2026 - January 31, 2026	135,036	$0.20	-	$-
February 1, 2026 - February 28, 2026	-	-	-	-
March 1, 2026 - March 31, 2026	-	-	-	-
	135,036		-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as a part of Part I of this report:

No.	Description of Exhibit

10.1*

Amendment No. 4 to the Loan and Security and Guarantee Agreement, dated as of May 12, 2026, by and among the Company, certain Subsidiaries of the Company as Borrowers, the Guarantors, the financial institutions party to the agreement from time to time as Lenders, and First-Citizens Bank & Trust Company, as Agent.

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

GEE GROUP INC.
(Registrant)

Date: May 14, 2026	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

