Form 10-Q
period 2026-06-30
GEE Group Inc.
filed 2026-08-12
CIK 40570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2026 was 109,870,686.

GEE GROUP INC.

Form 10-Q

For the Quarter Ended June 30, 2026

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

GEE GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Amounts in thousands)

	June 30, 2026	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash	$20,272	$21,364
Accounts receivable, less allowances ($110 and $76, respectively)	9,811	9,695
Prepaid expenses and other current assets	480	622
Total current assets	30,563	31,681
Property and equipment, net	427	354
Goodwill	24,759	24,759
Intangible assets, net	519	620
Right-of-use assets	3,162	2,443
Other long-term assets	123	140
TOTAL ASSETS	$59,553	$59,997

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,169	$1,392
Accrued compensation	3,674	4,519
Current operating lease liabilities	1,000	986
Current portion of promissory notes payable	-	196
Other current liabilities	328	595
Total current liabilities	6,171	7,688
Deferred taxes, net	236	262
Noncurrent operating lease liabilities	2,465	1,829
Promissory notes payable	-	196
Other long-term liabilities	-	12
Total liabilities	8,872	9,987

Commitments and contingencies (Note 15)

SHAREHOLDERS' EQUITY:
Common stock, no-par value; authorized - 200,000 shares; 114,900 shares issued and 109,870 shares outstanding at June 30, 2026 and 114,900 shares issued and 109,413 shares outstanding at September 30, 2025	113,599	113,675
Accumulated deficit	(60,049)	(60,479)
Treasury stock; at cost - 5,030 shares at June 30, 2026 and 5,487 shares at September 30, 2025	(2,869)	(3,186)
Total shareholders' equity	50,681	50,010
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,553	$59,997

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(Amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
NET REVENUES:
Contract staffing services	$17,019	$21,301	$51,113	$64,310
Direct hire placement services	3,746	3,222	9,649	8,733
NET REVENUES	20,765	24,523	60,762	73,043

Cost of contract services	12,484	15,842	37,661	48,076
GROSS PROFIT	8,281	8,681	23,101	24,967

Selling, general and administrative expenses	7,837	8,951	22,952	26,695
Depreciation expense	45	49	136	154
Amortization of intangible assets	21	225	101	655
Goodwill impairment charge	-	-	-	22,000
INCOME (LOSS) FROM OPERATIONS	378	(544)	(88)	(24,537)
Interest expense	(119)	(112)	(250)	(267)
Interest income	112	140	356	434
Other income	196	-	392	-
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	567	(516)	410	(24,370)
Provision for income tax benefit (expense) attributable to continuing operations	(1)	115	20	(9,671)
INCOME (LOSS) FROM CONTINUING OPERATIONS	566	(401)	430	(34,041)
Loss from discontinued operations, net of tax (Note 3)	-	(22)	-	(193)
CONSOLIDATED NET INCOME (LOSS)	$566	$(423)	$430	$(34,234)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	109,871	109,413	109,784	109,413
DILUTED	110,160	109,413	109,980	109,413

BASIC AND DILUTED INCOME (LOSS) PER SHARE
From continuing operations	$0.01	$(0.00)	$0.00	$(0.31)
From discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Consolidated net income (loss) per share	$0.01	$(0.00)	$0.00	$(0.31)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(Amounts in thousands)

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance, September 30, 2025	114,900	$113,675	5,487	$(3,186)	$(60,479)	$50,010
Share-based compensation	-	113	-	-	-	113
Issuance of shares under incentive stock plan	-	(344)	(592)	344	-	-
Net loss	-	-	-	-	(150)	(150)
Balance, December 31, 2025	114,900	$113,444	4,895	$(2,842)	$(60,629)	$49,973
Share-based compensation	-	86	-	-	-	86
Return of shares issued under incentive stock plan for taxes	-	-	135	(27)	-	(27)
Net income	-	-	-	-	14	14
Balance, March 31, 2026	114,900	$113,530	5,030	$(2,869)	$(60,615)	$50,046
Share-based compensation	-	69	-	-	-	69
Net income	-	-	-	-	566	566
Balance, June 30, 2026	114,900	$113,599	5,030	$(2,869)	$(60,049)	$50,681

						Total
	Common Stock		Treasury Stock		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance, September 30, 2024	114,900	$113,129	5,487	$(3,186)	$(25,732)	$84,211
Share-based compensation	-	118	-	-	-	118
Net loss	-	-	-	-	(692)	(692)
Balance, December 31, 2024	114,900	$113,247	5,487	$(3,186)	$(26,424)	$83,637
Share-based compensation	-	123	-	-	-	123
Net loss	-	-	-	-	(33,119)	(33,119)
Balance, March 31, 2025	114,900	$113,370	5,487	$(3,186)	$(59,543)	$50,641
Share-based compensation	-	177	-	-	-	177
Net loss	-	-	-	-	(423)	(423)
Balance, June 30, 2025	114,900	$113,547	5,487	$(3,186)	$(59,966)	$50,395

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Amounts in thousands)

	Nine Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$430	$(34,234)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Loss on disposal of assets	-	3
Depreciation and amortization	237	814
Amortization of operating lease right-of-use assets	729	934
Payments on operating leases	(831)	(824)
Goodwill impairment changes	-	22,000
Gain on reduction of promissory notes payable	(392)	-
Share-based compensation	268	418
Provisions for (recoveries of) credit losses	34	(1)
Gain on sale of Industrial Segment	-	(133)
Deferred income taxes	(26)	9,671
Amortization of debt issuance costs	102	115
Changes in operating assets and liabilities:
Accounts receivable	(150)	2,024
Other assets	56	(402)
Accounts payable	(223)	(1,020)
Accrued compensation	(845)	(1,231)
Other liabilities	(194)	(18)
Net cash used in operating activities	(805)	(1,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(208)	(16)
Business acquisition, net of cash acquired	-	(968)
Proceeds from sale of Industrial Segment	-	712
Net cash used in investing activities	(208)	(272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of shares issued under incentive stock plan for taxes	(27)	-
Payments on finance leases	(52)	(50)
Net cash used in financing activities	(79)	(50)

Net change in cash	(1,092)	(2,206)

Cash at beginning of period	21,364	20,828

Cash at end of period	20,272	18,622

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$148	$152
Cash paid for taxes	32	45
Non-cash investing and financing activities:
Operating ROU assets obtained in exchange for new lease liabilities	1,448	568

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025 as filed on December 17, 2025.

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

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

As of December 31, 2025, upon conclusion of the first twelve-month measurement period, there was a shortfall in the minimum required AGP under the Purchase Agreement. This shortfall resulted in the elimination of the amounts of $196 that would have been due under the first installments of the Promissory Notes. As of June 30, 2026, the determination was made that the minimum required AGP for the second twelve-month measurement period can no longer be met under the terms of the Purchase Agreement and the second installments of the Promissory Notes were entirely eliminated, accordingly. The elimination of the Promissory Notes has been recognized as other income on the unaudited condensed consolidated statements of operations in the amounts of $196 and $392 for the three and nine-month periods ended June 30, 2026, respectively. No payments are required to be made to Hornet’s former shareholders on the Promissory Notes, accordingly.

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

(b)	Represents the initial amount of the Promissory Notes at closing, not including the eliminations recorded during the nine months ended June 30, 2026, as discussed above.

An independent purchase price allocation and valuation has been performed to identify intangible assets acquired. The allocation to these intangible assets is as follows:

	Fair Value	Useful Life
Customer relationships	$564	8 years
Tradename	68	10 years
Non-compete	11	2 years
Goodwill	751	Indefinite
Total intangible assets acquired	$1,394

The following table represents the unaudited consolidated pro forma results of operations for the three and nine-month periods ended June 30, 2025 had the acquisition occurred on October 1, 2024, the first day of the most historic period reported in this Quarterly Report on Form 10-Q. This unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on October 1, 2024. This information is based on Hornet’s unaudited historical financial statements.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

	Three Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2025
Net revenues	$24,523	$74,631
Cost of contract services	15,842	49,434
Gross profit	8,681	25,197
Selling, general and administrative expenses	8,951	26,847
Loss from continuing operations	(401)	(33,964)

Basic and diluted loss per share	$0.00	$(0.31)

3. Discontinued Operations

On April 18, 2024, the Company’s Mergers and Acquisitions (“M&A”) committee of the Board of Directors completed its review of strategic alternatives recommended by an outside investment banking firm. This included a recommendation of divesture of the Company’s Industrial Segment which was subsequently approved by the Company’s full Board of Directors on May 13, 2024. Management thereafter began the process of identifying and contacting potential buyers. As of March 31, 2025, the Company’s plan to sell its Industrial Segment met all the criteria for the first time to be reported as discontinued operations under U.S. GAAP, the final one being making the determination that the sale or other disposition would be completed within twelve months.

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

Assets and Liabilities of Discontinued Operations

There were no assets or liabilities remaining under the Industrial Segment as of June 30, 2026 and September 30, 2025.

Net Loss from Discontinued Operations

Results of the Industrial Segment for the three and nine-month periods ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$-	$1,068	$-	$4,614
Expenses:
Cost of contract services	-	744	-	3,663
Selling, general and administrative expenses	-	479	-	1,273
Depreciation expense	-	-	-	4
Loss from discontinued operations before gain on sale and income taxes	-	(155)	-	(326)
Gain on sale of Industrial Segment	-	133	-	133
Provision for income tax expense attributable to discontinued operations	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(22)	$-	$(193)

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Cash Flows from Discontinued Operations

There were no capital expenditures or other significant cash flows under the Industrial Segment during either of the nine-month periods ended June 30, 2026 or 2025.

4. Recent Accounting Pronouncements

Recently Adopted

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

5. Cash and Cash Equivalents, Customer Concentrations, and Allowances for Credit Losses

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2026 and September 30, 2025, there were no cash equivalents.

Cash deposit accounts are maintained at financial institutions and, at times, balances may exceed federally insured limits guaranteed by the FDIC. The Company holds a substantial portion of its funds in enhanced deposit arrangements with multiple financial institutions in which monies are deposited through a brokerage account and are further placed on deposit by the broker amongst U.S. banks pre-screened by the broker in amounts per bank that do not exceed the individual $250 FDIC per depositor limit. The aggregate amount of all funds on deposit under these accounts was $15,442 and $15,087 as of June 30, 2026 and September 30, 2025, respectively. The Company also holds funds in various other bank accounts that may exceed FDIC insured limits. These uninsured amounts, in aggregate, were $3,773 and $5,067 as of June 30, 2026 and September 30, 2025, respectively. The Company earns interest on a substantial portion of its cash on deposit at financial institutions at an annual interest rate of 3.25% as of June 30, 2026. The Company has never experienced any material losses related to cash on deposit with banks.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Customer Concentrations

There was no customer that represented 10% or more of the Company’s consolidated revenues for the three and nine-month periods ended June 30, 2026. There was one customer that represented 10% of the Company’s consolidated revenues for the three and nine-month periods ended June 30, 2025. The Company ceased doing business with this customer in October 2025, when it was acquired and our former contract services business was moved to an affiliate of the acquirer.

The Company had one customer that made up approximately 18% and 21% of the consolidated accounts receivable balances as of June 30, 2026 and September 30, 2025. This customer is offered extended payment terms due to the frequency and volume of our services it utilizes and has demonstrated consistent creditworthiness since doing business with us. The Company has not experienced any losses related to this customer historically.

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

As of June 30, 2026 and September 30, 2025, the allowance for credit losses was $110 and $76, respectively.

A summary of changes in this account is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning balance	$76	$133	$76	$144
Provisions for (recoveries of) credit losses	34	(13)	34	(1)
Accounts receivable write-offs	-	(3)	-	(26)
Ending balance	$110	$117	$110	$117

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

Charges for expected future falloffs are recorded as reductions of revenues for estimated losses due to applicants not remaining employed for the Company’s guarantee period. Liabilities for falloffs and refunds during the period are reflected in other current liabilities in the unaudited condensed consolidated balance sheets in the amounts of $65 and $72, as of June 30, 2026, and September 30, 2025, respectively. The corresponding charges included in the unaudited condensed consolidated statements of operations as reductions of direct hire placement service revenues were $318 and $152 for the three-month periods and $423 and $404 for the nine-month periods ended June 30, 2026 and 2025, respectively.

6. Advertising Expenses

The Company expenses the costs of job boards used for identifying and recruiting candidates, print and internet media advertising and promotions as incurred and reports these costs in selling, general and administrative expenses. Advertising expenses totaled $359 and $489 for the three-month periods and $988 and $1,413 for the nine-month periods ended June 30, 2026 and 2025, respectively.

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

The weighted average dilutive incremental shares included in the calculation of diluted shares for the three and nine-month periods ended June 30, 2026 were 289 and 196, respectively. Due to the loss from continuing operations reported for the three and nine-month periods ended June 30, 2025, there were no dilutive incremental shares considered in the calculation of dilutive shares. Common stock equivalents, which are excluded because their effect is anti-dilutive, were approximately 3,592 and 5,001 for the three-month periods and 3,967 and 4,440 for the nine-month periods ended June 30, 2026 and 2025, respectively.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

8. Property and Equipment

Property and equipment, net consisted of the following:

	June 30, 2026	September 30, 2025
Computer software	$321	$117
Computer equipment	1,147	1,174
Furniture and fixtures	630	630
Leasehold improvements	103	99
Total property and equipment, at cost	2,201	2,020
Accumulated depreciation	(1,774)	(1,666)
Property and equipment, net	$427	$354

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

Operating lease expenses included in selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations were $383 and $410 for the three-month periods and $1,112 and $1,329 for the nine-month periods ended June 30, 2026 and 2025, respectively.

Supplemental cash flow information related to operating leases consisted of the following:

	Nine Months Ended
	June 30,
	2026	2025
Cash paid for operating lease liabilities	$831	$930
Right-of-use assets obtained in exchange for new operating lease liabilities	1,448	488

Supplemental balance sheet information related to operating leases consisted of the following:

	June 30, 2026	September 30, 2025
Weighted average remaining lease term for operating leases	3.3 years	2.6 years
Weighted average discount rate for operating leases	5.3%	5.5%

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating lease agreements having initial terms in excess of one year to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2026, including certain closed offices are as follows:

Remainder of Fiscal 2026	$302
Fiscal 2027	1,124
Fiscal 2028	878
Fiscal 2029	588
Fiscal 2030	401
Thereafter	592
Less: Imputed interest	(420)
Present value of operating lease liabilities (a)	$3,465

(a)	Includes current portion of $1,000 for operating leases.

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

Finance lease expenses such as amortization of the lease assets and interest expense on the lease liabilities are included on the unaudited condensed consolidated statements of operations in depreciation expense and interest expense, respectively. Supplemental information related to these expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amortization of finance lease assets	$21	$23	$63	$68
Interest on finance lease liabilities	1	2	2	6

Supplemental balance sheet information related to finance leases consisted of the following:

	June 30, 2026	September 30, 2025
Net book value of finance leases	$50	$113
Weighted average remaining lease term for finance leases	0.4 years	1.2 years
Weighted average discount rate for finance leases	5.3%	5.3%

The table below reconciles the undiscounted future minimum lease payments under non-cancellable finance lease agreements to the total finance lease liabilities recognized on the unaudited condensed consolidated balance sheets, included in other current liabilities as of June 30, 2026:

Remainder of Fiscal 2026	$18
Fiscal 2027	12
Less: Imputed interest	-
Present value of finance lease liabilities	$30

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

The Company also may perform interim goodwill impairment assessments if a triggering event occurs that may indicate the fair value of a reporting unit decreased below its carrying value. Upon reevaluation of its financial projections for the March 31, 2025 quarterly results and other indications of a potential triggering event, the Company performed an interim impairment assessment of its goodwill using the updated information as of March 31, 2025. For purposes of performing its interim goodwill impairment assessment, the Company applied certain valuation techniques and assumptions to its Professional Segment reporting unit and also considered recent trends in the Company’s stock price, implied control or acquisition premiums, earnings, and other possible factors and their effects on estimated fair value of the Company’s reporting unit. The results of the interim assessment indicated the Company’s goodwill assigned to its Professional Services reporting unit was impaired. As a result, the Company reduced its goodwill by $22,000 with a corresponding non-cash impairment charge recognized in its unaudited condensed consolidated statements of operations for the nine-month period ended June 30, 2025.

Should industry conditions or the Company’s performance deteriorate in the future, or if assumptions such as control premiums, revenue growth projections, cost reduction projections, cost of capital or discount rates or business enterprise value multiples change, such conditions could result in a deficit of the fair value of the Company’s Professional Services reporting unit as compared to its remaining carrying value, leading to an impairment in the future.

Intangible Assets

The following provides a summary of the Company’s separately identifiable intangible assets as of June 30, 2026 and September 30, 2025 and estimated future amortization expense:

	June 30, 2026				September 30, 2025
	Cost	Impairment Charges	Accumulated Amortization	Net Book Value	Cost	Impairment Charges	Accumulated Amortization	Net Book Value
Customer relationships	$27,521	$(5,153)	$(21,910)	$458	$27,521	$(5,153)	$(21,833)	$535
Trade names	8,397	(56)	(8,283)	58	8,397	(56)	(8,262)	79
Non-competes	4,342	-	(4,339)	3	4,342	-	(4,336)	6
Total	$40,260	$(5,209)	$(34,532)	$519	$40,260	$(5,209)	$(34,431)	$620

Remainder of Fiscal 2026	$20
Fiscal 2027	79
Fiscal 2028	77
Fiscal 2029	77
Fiscal 2030	77
Thereafter	189
$519

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

11. Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2026	September 30, 2025
Accrued client rebates	$73	$137
Reserve for falloffs	65	72
Current finance leases payable	30	70
Accrued audit fees	75	73
Other	85	243
Total other current liabilities	$328	$595

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

The Facility was scheduled to mature on the fifth anniversary of the closing date (May 14, 2026). On May 12, 2026, the Company and FCB entered into Amendment No. 4 to the Facility (“Amendment No. 4”) which extends the Facility expiration date from May 14, 2026, to May 13, 2027. Additionally, this amendment increases the availability block to the greater of $1.5 million, or 12.5% of the lesser of (i) the revolver commitment and (ii) the borrowing base. Amendment No. 4 also contains two new requirements. First, during the term of the Facility, as amended, all cash and cash equivalents held by the Company will not exceed an aggregate amount of $25 million (or such greater amount that FCB may, in its sole discretion, otherwise consent to in writing). Second, within fourteen (14) days following the effective date of Amendment No. 4, the Company was required to increase its cash on deposit with FCB and/or its affiliates and thereafter maintain such cash and cash equivalents on deposit in an aggregate amount of no less than $12 million (or such lesser amount that FCB may, in its sole discretion, otherwise consent to in writing).

As of June 30, 2026, the Company had no outstanding borrowings and $5,181 of unused capacity available for borrowing under the terms of the Facility. The Company had $102 in unamortized debt issuance costs associated with the Facility as of September 30, 2025, which are reflected in other current assets on the unaudited condensed consolidated balance sheet. As of June 30, 2026, all debt issuance costs associated with the Facility have been amortized. The amortization expense of these debt costs totaled $26 and $102 for the three and nine-month periods ended June 30, 2026, respectively, and $39 and $115 for the three and nine-month periods ended June 30, 2025, respectively. The unused line fees incurred and included in interest expense totaled $25 for the three-month periods and $76 for the nine-month periods ended June 30, 2026 and 2025.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

13. Shareholders’ Equity

Share-based Compensation

Amended and Restated 2013 Incentive Stock Plan, as amended

As of June 30, 2026, there were vested and unvested shares of restricted stock and stock options outstanding under the Company’s Amended and Restated 2013 Incentive Stock Plan, as amended (“Incentive Stock Plan”). The Incentive Stock Plan, as amended, provides for total shares available for restricted stock and stock options of 15,000 (7,500 restricted stock shares and 7,500 stock option shares). The Incentive Stock Plan authorizes the Compensation Committee of the Board of Directors to grant non-statutory stock options and restricted stock to employees. Vesting periods are established by the Compensation Committee at the time of grant.

As of June 30, 2026, there were 7,610 shares available to be granted under the Plan (4,052 shares available for restricted stock grants and 3,558 shares available for non-qualified stock option grants).

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

The Company did not grant shares of restricted stock under the AICP during the nine months ended June 30, 2026. The Company granted 48 shares of restricted stock under the AICP during the nine months ended June 30, 2025. All of the original 48 shares granted during the nine months ended June 30, 2025 have been adjusted to zero (0) shares based on the probable outcome as compared to their respective financial targets for fiscal 2025.

Share-based compensation expense attributable to restricted stock was $15 and $53 for the three-month periods and $70 and $161 for the nine-month periods ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $19 of unrecognized compensation expense related to restricted stock outstanding and the weighted average remaining vesting period for those grants was 0.3 years.

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

A summary of restricted stock activity is presented as follows:

	Number of Shares	Weighted Average Fair Value ($)
Non-vested restricted stock outstanding as of September 30, 2025	906	0.71
Granted	-	-
Vested	(592)	0.79
Non-vested restricted stock outstanding as of December 31, 2025	314	0.56
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of March 31, 2026	314	0.56
Granted	-	-
Vested	-	-
Non-vested restricted stock outstanding as of June 30, 2026	314	0.56

Stock Options

All stock options outstanding as of June 30, 2026 and September 30, 2025 were non-qualified stock options, had exercise prices equal to the market price on the date of grant, and had expiration dates ten years from the date of grant.

The Company did not grant stock options during the nine months ended June 30, 2026. The Company’s stock options previously granted generally vest on annual schedules during periods ranging from two to four years, although some options are fully vested upon grant. Share-based compensation expense attributable to stock options is recognized over their estimated remaining lives and was $54 and $124 for the three-month periods and $198 and $257 for the nine-month periods ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $263 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average remaining vesting period for those options was 2.3 years.

A summary of stock option activity is presented as follows:

	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Fair Value per share ($)	Weighted Average Remaining Contractual Life (Years)	Total Intrinsic Value of Options ($)
Options outstanding as of September 30, 2025	4,412	0.78	0.68	7.28	-
Granted	-	-	-	-	-
Forfeited	(9)	6.70	6.10	-	-
Options outstanding as of December 31, 2025	4,403	0.76	0.67	7.04	-
Granted	-	-	-	-	-
Forfeited	(55)	0.59	0.51	-	-
Options outstanding as of March 31, 2026	4,348	0.72	0.64	6.86	32
Granted	-	-	-	-	-
Forfeited	(406)	1.68	1.52	-	-
Options outstanding as of June 30, 2026	3,942	0.67	0.59	6.78	5

Exercisable as of September 30, 2025	2,970	0.98	0.87	6.55	-
Exercisable as of June 30, 2026	2,986	0.79	0.69	6.30	5

GEE GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands except per share data, unless otherwise stated)

Treasury Stock

During the nine months ended June 30, 2026, the Company reissued 592 of its treasury shares to fulfill commitments for the issuance of previously granted restricted stock awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of the Company’s common stock; therefore, while its total number of outstanding shares of common stock increased as a result of the issuance, its total number of issued shares of common stock did not increase. Of these shares, 135 were returned to the Company by the grantees on January 7, 2026 to satisfy statutory tax withholding obligations on the vested restricted stock awards.

14. Income Tax

The following table presents the provision for income taxes and our effective tax rate for the three and nine-month periods ended June 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Provision for income tax expense (benefit)	$1	$(115)	$(20)	$9,671
Effective tax rate	0%	22%	-5%	-40%

The effective income tax rate on operations is based upon the estimated income for the year, and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolutions of tax audits or other tax contingencies. The effective tax rates for the three and nine-month periods ended June 30, 2026 and 2025 differ from the statutory rate primarily due to the effect of the change in the valuation allowance on the Company’s net deferred tax asset position along with the sensitivity due to the lower pre-tax book income present in both the three and nine-month periods ended June 30, 2026.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets (“DTAs”). In view of the significance of the Company’s recent pre-tax book losses, and possibility of continuing uncertainty in the industry and economy as a whole, management reduced projections of future income and the reversal of its DTAs as of September 30, 2025. As a result, it was determined that the Company's net DTAs would not be realized as there is not sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets are realizable. The Company holds a full valuation allowance of $12,605 and $12,757 as of June 30, 2026 and September 30, 2025, accordingly.

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

16. Related Party Transactions

On January 3, 2025, the Company entered into an employment agreement with the former CEO and one of the former shareholders of Hornet. As part of the Purchase Agreement, the Company issued Promissory Notes to the former CEO and his spouse, the other shareholder, in the amounts of $160 and $240, representing their respective portions of this purchase consideration based on their percentage of Hornet’s stock ownership prior to the acquisition. Payments on the Promissory Notes were to be made annually in two equal installments on the first and second anniversaries of the issuance date. Amounts payable under the Promissory Notes were contingent upon the achievement of minimum average gross profit (“AGP”) requirements by Hornet, as disclosed in more detail under Note 2.

The first installments of the Promissory Notes were entirely eliminated as of December 31, 2025 due to the minimum AGP requirements not being met. The second installments of the Promissory Notes were entirely eliminated as of June 30, 2026 due to determination that the minimum AGP requirements can no longer be met under the terms of the Purchase Agreement. No payments are required to be made to Hornet’s former shareholders on the Promissory Notes, accordingly.

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

Our consolidated results, as well as the results of the Professional Segment are assessed by the Company’s chief operating decision-maker (“CODM”), our CEO, who decides how to allocate resources based on operating needs and results. The CODM uses financial and operating information presented in periodic detailed financial statements and management reports and considers growth trends in revenues, gross profits and gross margins, operating expenses, income (loss) from operations, net income (loss) from operations and related data to compare the segment’s current results with budgeted and prior period results, as well as those of competitors obtained from publicly available information as benchmarks. Additionally, the CODM reviews trends in non-financial information including headcount, numbers of contractors on billing, billable hours, and fee rates and spreads applied in billings to clients. The CODM also reviews certain non-GAAP financial measures of segment performance including earnings before income taxes, depreciations and amortization (“EBITDA”), adjusted EBITDA, which represents EBITDA adjusted for certain non-cash and non-operating and non-recurring expenses, contribution margins, which represent net operating income or loss, excluding corporate expenses, free cash flow and other variants of these non-GAAP measures in order to make informative decisions regarding allocation of resources. This information and underlying analyses provide the CODM with information necessary to make decisions on business and financial strategy and plans, working capital needs and overall capital use. All corporate assets such as cash and other assets are presented together with those of the Professional Segment; these can be found on the unaudited condensed consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenues	$20,765	$24,523	$60,762	$73,043

Cost of contract services	12,484	15,842	37,661	48,076

Personnel expenses	5,226	5,726	15,099	16,894
Occupancy expenses	363	396	1,068	1,284
Advertising expenses	299	462	924	1,386
Other segment expenses (a)	558	810	1,635	2,531
Corporate expenses allocated	999	963	2,872	2,524
Depreciation and amortization	44	251	172	741
Goodwill impairment charges	-	-	-	22,000
Professional Segment income (loss) from operations	792	73	1,331	(22,393)
Corporate SG&A (b)	392	594	1,354	2,076
Depreciation and amortization	22	23	65	68
Income (loss) from operations	$378	$(544)	$(88)	$(24,537)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

GEE Group Inc. and its wholly owned material operating subsidiaries, Access Data Consulting Corporation, Agile Resources, Inc., Hornet Staffing, Inc., Paladin Consulting, Inc., Scribe Solutions, Inc., SNI Companies, Inc., and Triad Personnel Services, Inc. are providers of permanent and temporary professional staffing and placement services in and near several major U.S. cities. We specialize in the placement of information technology, accounting, finance, office, and engineering professionals for direct hire and contract staffing for our clients, and data entry assistants (medical scribes) who specialize in electronic medical records (EMR) services for emergency departments, specialty physician practices and clinics. GEE Group Inc.’s former wholly owned subsidiaries, BMCH, Inc. and Triad Logistics, Inc., provided temporary staffing services for our industrial clients until their operations were discontinued and assets were sold on June 2, 2025. Effective January 1, 2026, the Company transitioned the medical scribe business formerly done by Scribe Solutions, Inc. under the Staffing Now division of SNI Companies, Inc.

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

We market our services using the trade names General Employment Enterprises, Omni One, Ashley Ellis, Agile Resources, Scribe Solutions Inc., Access Data Consulting Corporation, Paladin Consulting Inc., SNI Companies (including Staffing Now, Accounting Now, and Certes), Triad Personnel Services, and Hornet Staffing. As of June 30, 2026, we operated from locations in ten (10) states, including fourteen (14) branch offices in downtown or suburban areas of major U.S. cities and five (5) additional U.S. locations utilizing local staff members working remotely. We have offices or serve markets remotely, as follows; (i) one office in each of Connecticut, Georgia, New Jersey and Texas; (ii) two offices each in Massachusetts, Colorado and Ohio; (iii) four offices in Florida; and (iv) one remote local market presence in each of Florida, Georgia, Illinois, Texas and Virginia.

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

Results of Operations

Summary and Outlook

We incurred net income (losses) from continuing operations of $566 thousand and $(401) thousand for the three-month periods ended June 30, 2026 and 2025, respectively. We incurred net income (losses) from continuing operations of $430 thousand and $(34.0) million for the nine-month periods ended June 30, 2026 and 2025, respectively.

Net income for the fiscal third quarter and year-to-date periods ended June 30, 2026 has improved relative to the comparable prior year periods and sequential calendar quarters. These improvements are due to growth in our direct hire revenues and resulting improvements in our gross profits and margins associated with them, and operating cost reductions and other productivity improvement initiatives. We were able to reduce selling, general, and administrative expenses (“SG&A”) by approximately $3.8 million on an annual basis during the latter part our fiscal year ended September 30, 2025, with the substantial benefit of these now being realized in fiscal 2026. We also remain committed and prepared to make additional cost cuts necessary to restore profitability.

The net losses incurred for the fiscal third quarter and year-to-date periods ended June 30, 2025, and the lower volumes of business underlying them, are primarily attributable to uncertain conditions in the U.S. labor markets that have been ongoing since the second half of 2023. The U.S. Staffing Industry, as a whole, has experienced material declines in overall volume and financial performance and the industry outlook remains mixed as to when these conditions may be expected to definitively improve. As a result of the prolonged negative effects on our business associated with these conditions, we recorded a $22 million impairment charge in the nine months ended June 30, 2025, and reduced our goodwill asset, accordingly. In addition, we established a full valuation allowance against our deferred tax assets. These two non-cash charges account for a substantial portion of the net losses reported for the nine months ended June 30, 2025.

We learned at the end of fiscal 2025 that one of our larger contract services accounts was acquired. As a result, our services were terminated as of October 1, 2025, and replaced by comparable services provided by an affiliate of the acquirer. This account produced revenues of $2.2 million and $7.3 million, and contributed approximately $172 thousand and $855 thousand to income from operations, net of direct expenses, that offset the losses from operations during the three and nine-month periods ended June 30, 2025, respectively.

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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Net Revenues

Consolidated net revenues are comprised of the following:

	Three Months Ended
	June 30,
	2026	2025	Change	Change
Professional contract services	$17,019	$21,301	$(4,282)	-20%
Direct hire placement services	3,746	3,222	524	16%
Consolidated net revenues	$20,765	$24,523	$(3,758)	-15%

Professional contract staffing services contributed $17,019 or approximately 82% of consolidated revenue and direct hire placement services contributed $3,746, or approximately 18%, of consolidated revenue for the three months ended June 30, 2026. This compares to professional contract staffing services revenue of $21,301, or approximately 87%, of consolidated revenue and direct hire placement revenue of $3,222, or approximately 13%, of consolidated revenue for the three months ended June 30, 2025.

Direct hire placement revenue for the three months ended June 30, 2026 increased $524, or approximately 16%, as compared to the three months ended June 30, 2025, and $559, or approximately 18%, as compared to the prior sequential quarter ended March 31, 2026. Direct hire opportunities tend to be highly cyclical and demand dependent and may be expected to rise during times of economic recovery and decline during downturns and periods of uncertainty. While this increase is encouraging and might be viewed by some as a leading indicator or sign of recovery in our business, we remain cautiously optimistic.

Uncertainties in the U.S. labor markets have continued to negatively impact our results and ability to grow our contract services revenue through the three months ended June 30, 2026. The proliferation of AI applications and tools is also having disruptive effects on our business by causing business plans, hiring plans, and HR needs across industries, including those we serve, to be reconsidered. As mentioned in our Summary and Outlook discussion above, one of our larger contract services accounts terminated our services as of October 1, 2025, upon being acquired and accessing comparable services provided by an affiliate of the acquirer. This account produced revenues of $2,192 during the three months ended June 30, 2025. As a result of these events and trends, professional contract staffing services revenues decreased $4,282, or 20%, as compared to the three months ended June 30, 2025.

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

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the three months ended June 30, 2026 decreased by approximately 21% to $12,484 compared to $15,842 for the three months ended June 30, 2025. The $3,358 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above. As further explained below, our gross profit and gross margin for the three months ended June 30, 2026 are proportionally higher relative to revenue than those for the three months ended June 30, 2025.

Gross profit percentage by service:

	Three Months Ended
	June 30,
	2026	2025
Professional contract services	26.6%	25.6%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	39.9%	35.4%

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

Our combined gross profit margin, including direct hire placement services, for the three-month periods ended June 30, 2026 and 2025 were approximately 39.9% and 35.4%, respectively. Our professional contract staffing services gross margins for the three-month periods ended June 30, 2026 and 2025 were approximately 26.6% and 25.6%, respectively. The net increase in our combined gross margin is mainly attributable to an increase in the mix of direct hire placement revenues, which have a 100% gross margin. The increase in professional contract staffing services gross margin is attributable to net increases in prices and spreads on some of our professional contract services businesses, and to an increase in the mix of higher margin business following the termination of our services by one of our former contract services clients, which produced below average margins for us.

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

Our SG&A expenses for the three months ended June 30, 2026 decreased by $1,114 as compared to the three months ended June 30, 2025. SG&A expenses as a percentage of revenues were approximately 37.7% and 36.5% for the three months ended June 30, 2026 and 2025, respectively. The increase in SG&A expenses as a percentage of revenues during the three months ended June 30, 2026 was attributable to lower revenues in relation to fixed costs, including certain personnel and occupancy costs, and an increase in incentive compensation resulting from the increase in direct hire revenues. These were primarily offset by certain cost reductions and productivity improvement initiatives made during the latter portion of the fiscal year ended September 30, 2025. These cost reductions contributed approximately $1,144 to the net decrease in SG&A expenses for the three months ended June 30, 2026.

SG&A expenses include certain non-cash and non-operational costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $97 and $68 for the three-month periods ended June 30, 2026 and 2025, respectively, and include mainly advisory and legal fees related to other than routine matters, severance costs associated with eliminated positions, and expenses associated with former closed or consolidated locations.

Amortization and Depreciation Expense

Amortization expense was $21 and $225 for the three-month periods ended June 30, 2026 and 2025, respectively. The decrease in amortization expense is due to certain intangible assets becoming fully amortized during the fiscal year ended September 30, 2025. Depreciation expense was $45 and $49 for the three-month periods ended June 30, 2026 and 2025, respectively.

Income (Loss) from Operations

Income (loss) from operations was $378 and $(544) for the three-month periods ended June 30, 2026 and 2025, respectively. The improvement in operating results is primarily attributable to the growth in our direct hire revenues, and the cost reductions and productivity improvements initiated during the latter portion of our fiscal year ended September 30, 2025, as discussed above.

Interest Expense

Interest expense was $119 and $112 for the three-month periods ended June 30, 2026 and 2025, respectively, and was comprised mainly of fees associated with our Facility including unused capacity fees, administrative charges, and the amortization of related debt issuance costs. No advances were taken on our Facility during the three-month periods ended June 30, 2026 and 2025.

Interest Income

Interest income earned was $112 and $140 for the three-month periods ended June 30, 2026 and 2025, respectively. Interest income is earned on cash balances held in our brokerage accounts. The reduction in interest income is primarily due to a reduction in interest rates available on our cash balances.

Other Income

Other income was $196 for the three months ended June 30, 2026 and was the result of elimination of the remaining installments of the Promissory Notes issued to Hornet’s former shareholders as part of the purchase consideration, which were contingent upon the achievement of minimum average gross profit (“AGP”) requirements. These were entirely eliminated as of June 30, 2026 upon determination that the minimum AGP requirements for the second annual measurement period can no longer be met under the terms of the Purchase Agreement.

Provision for Income Taxes

We recognized income tax (expense) benefit of $(1) and $115 for the three-month periods ended June 30, 2026 and 2025, respectively. Our effective tax rates for the three-month periods ended June 30, 2026 and 2025 differ from the statutory rate primarily due to the effect of changes in the valuation allowance on our net DTA position.

Loss from Discontinued Operations

As a result of our Industrial Segment being designated a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. On June 2, 2025, we entered into an agreement to sell substantially all of the operating assets of our former Industrial Segment. Loss from discontinued operations was $(22) for the three months ended June 30, 2025.

Consolidated Net Income (Loss)

Our consolidated net income (loss) was $566 and $(423) for the three-month periods ended June 30, 2026 and 2025, respectively. The improvement in consolidated net income (loss) is primarily attributable to the growth in our direct hire revenue, and the cost reductions and productivity improvements initiated during the latter portion of our fiscal year ended September 30, 2025, as discussed above.

Nine Months Ended June 30, 2026 Compared to the Nine Months Ended June 30, 2025

Net Revenues

Consolidated net revenues are comprised of the following:

	Nine Months Ended
	June 30,
	2026	2025	Change	Change
Professional contract services	$51,113	$64,310	$(13,197)	-21%
Direct hire placement services	9,649	8,733	916	10%
Consolidated net revenues	$60,762	$73,043	$(12,281)	-17%

Professional contract staffing services contributed $51,113 or approximately 84% of consolidated revenue and direct hire placement services contributed $9,649, or approximately 16%, of consolidated revenue for the nine months ended June 30, 2026. This compares to professional contract staffing services revenue of $64,310, or approximately 88%, of consolidated revenue and direct hire placement revenue of $8,733, or approximately 12%, of consolidated revenue for the nine months ended June 30, 2025.

Direct hire placement revenue for the nine months ended June 30, 2026 increased $916, or approximately 10%, as compared to the nine months ended June 30, 2025. Direct hire opportunities tend to be highly cyclical and demand dependent and may be expected to rise during times of economic recovery and decline during downturns and periods of uncertainty. While this increase is encouraging and might be viewed by some as a leading indicator or sign of recovery in our business, we remain cautiously optimistic.

Uncertainties in the U.S. labor markets have continued to negatively impact our results and ability to grow our contract services revenue through the nine months ended June 30, 2026. The proliferation of AI applications and tools is also having disruptive effects on our business by causing business plans, hiring plans, and HR needs across industries, including those we serve, to be reconsidered. As mentioned in our Summary and Outlook discussion above, one of our larger contract services accounts terminated our services as of October 1, 2025, upon being acquired and accessing comparable services provided by an affiliate of the acquirer. This account produced revenues of $7,274 during the nine months ended June 30, 2025. As a result of these events and trends, professional contract staffing services revenues decreased $13,197, or 21%, as compared to the nine months ended June 30, 2025.

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

Cost of Contract Services

Cost of contract services includes wages and related payroll taxes, employee benefits of our contract services employees, and certain other contract employee-related costs, while working on contract assignments. Cost of contract services for the nine months ended June 30, 2026 decreased by approximately 22% to $37,661 compared to $48,076 for the nine months ended June 30, 2025. The $10,415 overall decrease in cost of contract services is consistent with the decrease in revenues as discussed above. As further explained below, our gross profit and gross margin for the nine months ended June 30, 2026 are proportionally higher relative to revenue than those for the nine months ended June 30, 2025.

Gross profit percentage by service:

	Nine Months Ended
	June 30,
	2026	2025
Professional contract services	26.3%	25.2%

Direct hire placement services	100.0%	100.0%

Combined gross profit margin (a)	38.0%	34.2%

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

Our combined gross profit margin, including direct hire placement services, for the nine-month periods ended June 30, 2026 and 2025 were approximately 38.0% and 34.2%, respectively. Our professional contract staffing services gross margins for the nine-month periods ended June 30, 2026 and 2025 were approximately 26.3% and 25.2%, respectively. The net increase in our combined gross margin is mainly attributable to an increase in the mix of direct hire placement revenues, which have a 100% gross margin. The increase in professional contract staffing services gross margin is attributable to net increases in prices and spreads on some of our professional contract services businesses, and to an increase in the mix of higher margin business following the termination of our services by one of our former contract services clients, which produced below average margins for us.

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

Our SG&A expenses for the nine months ended June 30, 2026 decreased by $3,743 as compared to the nine months ended June 30, 2025. SG&A expenses for the nine months ended June 30, 2026 as a percentage of revenues were approximately 37.8% compared to approximately 36.5% for the nine months ended June 30, 2025. The increase in SG&A expenses as a percentage of revenues during the nine months ended June 30, 2026 was attributable to lower revenues in relation to fixed costs, including certain personnel and occupancy costs, and an increase in incentive compensation resulting from the increase in direct hire revenues. This was primarily offset by certain cost reductions and productivity improvement initiatives made during the latter portion of the fiscal year ended September 30, 2025. These cost reductions contributed approximately $3,534 to the net decrease in SG&A expenses for the nine months ended June 30, 2026.

SG&A expenses include certain non-cash and non-operational costs and expenses incurred related to acquisition, integration, restructuring and other non-recurring activities, such as certain corporate legal and general expenses associated with capital markets activities that either are not directly associated with core business operations or have been eliminated on a going forward basis. These costs were $205 and $385 for the nine-month periods ended June 30, 2026 and 2025, respectively, and include mainly advisory and legal fees related to other than routine matters, severance costs associated with eliminated positions, and expenses associated with former closed or consolidated locations.

Amortization and Depreciation Expense

Amortization expense was $101 and $655 for the nine-month periods ended June 30, 2026, and 2025, respectively. The decrease in amortization expense is due to certain intangible assets becoming fully amortized during the fiscal year ended September 30, 2025. Depreciation expense was $136 and $154 for the nine-month periods ended June 30, 2026, and 2025, respectively.

Goodwill Impairment

We completed an interim goodwill impairment assessment as of March 31, 2025 and determined that our goodwill was impaired. The estimated fair value of our Professional Services reporting unit decreased as compared to those resulting from the September 30, 2024 annual assessment, indicating that the pre-assessment carrying value as of March 31, 2025 exceeded its estimated fair value. As a result, a non-cash goodwill impairment charge of $22,000 was recorded during the nine months ended June 30, 2025 so that the carrying value of the Professional Services reporting unit reflects its estimated fair value, as determined by the interim evaluations made of our goodwill.

Loss from Operations

Loss from operations was $(88) and $(24,537) for the nine-month periods ended June 30, 2026 and 2025, respectively. The improvement in loss from operations is primarily attributable to the goodwill impairment charge included in results for the nine months ended June 30, 2025. Additionally, the growth in our direct hire revenue, and cost reductions and productivity improvements initiated in the latter portion of the fiscal year ended September 30, 2025, as discussed above, contributed to this improvement.

Interest Expense

Interest expense was $250 and $267 for the nine-month periods ended June 30, 2026 and 2025, respectively, and was comprised mainly of fees associated with our Facility including unused capacity fees, administrative charges, and the amortization of related debt issuance costs. No advances were taken on our Facility during the nine-month periods ended June 30, 2026 and 2025.

Interest Income

Interest income earned was $356 and $434 for the nine-month periods ended June 30, 2026 and 2025, respectively. Interest income is earned on cash balances held in our brokerage accounts. The reduction in interest income is primarily due to a reduction in interest rates available on our cash balances.

Other Income

Other income was $392 for the nine months ended June 30, 2026 and was the result of elimination of the Promissory Notes issued to Hornet’s former shareholders as part of the purchase consideration, which were contingent upon the achievement of minimum AGP requirements. The first installments of the Promissory Notes were entirely eliminated as of December 31, 2025 due to the minimum AGP requirements not being met. The second installments were entirely eliminated as of June 30, 2026 upon determination that the minimum AGP requirements for the second annual measurement period can no longer be met under the terms of the Purchase Agreement.

Provision for Income Taxes

We recognized income tax benefit (expense) of $20 and $(9,671) for the nine-month periods ended June 30, 2026 and 2025, respectively. Our effective tax rates for the nine-month periods ended June 30, 2026 and 2025 differ from the statutory rate primarily due to the effect of the change in valuation allowance on our net DTA position.

Loss from Discontinued Operations

As a result of our Industrial Segment being designated a discontinued operation, the results of that segment have been reclassified to loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations. On June 2, 2025, we entered into an agreement to sell substantially all of the operating assets of our former Industrial Segment. Loss from discontinued operations was $(193) for the nine months ended June 30, 2025.

Consolidated Net Income (Loss)

Our consolidated net income (loss) was $430 and $(34,234) for the nine-month periods ended June 30, 2026 and 2025, respectively. The improvement in consolidated net income (loss) is primarily attributable to the goodwill impairment charge and change in valuation allowance related to our deferred tax assets included in results for the nine months ended June 30, 2025, as explained in the preceding paragraphs. Additionally, the growth in our direct hire revenue, and cost reductions and productivity improvements initiated in the latter portion of the fiscal year ended September 30, 2025, as discussed above, contributed to this improvement.

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

The following table sets forth certain consolidated statement of cash flows data, including cash flows from discontinued operations:

	Nine Months Ended
	June 30,
	2026	2025
Cash flows used in operating activities	$(805)	$(1,884)
Cash flows used in investing activities	(208)	(272)
Cash flows used in financing activities	(79)	(50)

As of June 30, 2026, we had $20,272 of cash, a decrease of $1,092 from $21,364 as of September 30, 2025. As of June 30, 2026, we had working capital of $24,392 compared to $23,993 as of September 30, 2025. Cash flows used in operating activities improved $57 during the quarter ended June 30, 2026 due to positive cash flow from operating activities.

The primary use of cash for investing activities during the nine months ended June 30, 2026, was for the acquisition of property and equipment including investments in new cloud-based enterprise resource planning (“ERP”) and applicant tracking system (“ATS”) platforms for the business.

During the nine months ended June 30, 2025, the primary use of cash for investing activities was for the acquisition of Hornet. On January 3, 2025, we completed the acquisition of 100% of the outstanding common stock of Hornet Staffing, Inc., which is now our wholly owned subsidiary. We paid $1,100 of cash consideration at closing on January 3, 2025, and entered into two 5% uncollateralized subordinated promissory notes with the sellers in the aggregate amount of $400, each payable in two equal annual installments due at the end of the two subsequent years following closing. The purchase price and our obligations under the subordinated promissory notes were subject to reduction in the event Hornet did not achieve agreed upon profit metrics during the two years subsequent to closing on a dollar-for-dollar basis. The first installments of the Promissory Notes were entirely eliminated as of December 31, 2025 due to the minimum AGP requirements not being met. The second installments of the Promissory Notes were entirely eliminated as of June 30, 2026 upon determination that the minimum AGP requirements for the second annual measurement period can no longer be met under the terms of the Purchase Agreement. No payments are required to be made to Hornet’s former shareholders on the Promissory Notes, accordingly.

The cash flows used in financing activities were primarily for payments made on finance leases during the nine-month periods ended June 30, 2026 and 2025.

We had $5,181 in availability for borrowings under our Facility as of June 30, 2026. There were no outstanding borrowings on the Facility as of June 30, 2026, or September 30, 2025, except for certain accrued incidental carrying fees and costs, which are included in other current liabilities in the accompanying unaudited condensed consolidated balance sheets.

On May 12, 2026, the Company and FCB entered into Amendment No. 4 to the Facility (“Amendment No. 4”) which extends the Facility expiration date from May 14, 2026, to May 13, 2027. Additionally, this amendment increases the availability block to the greater of $1.5 million, or 12.5% of the lesser of (i) the revolver commitment and (ii) the borrowing base. Amendment No. 4 also contains two new requirements. First, during the term of the Facility, as amended, all cash and cash equivalents held by the Company will not exceed an aggregate amount of $25 million (or such greater amount that FCB may, in its sole discretion, otherwise consent to in writing). Second, within fourteen (14) days following the effective date of Amendment No. 4, the Company has agreed to increase its cash on deposit with FCB and/or its affiliates and thereafter maintain such cash and cash equivalents on deposit in an aggregate amount of no less than $12 million (or such lesser amount that FCB may, in its sole discretion, otherwise consent to in writing).

On December 2, 2025, we reissued 592 additional treasury shares to fulfill commitments for the issuance of previously granted restricted stock awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of our common stock; therefore, while our total number of outstanding shares of common stock increased as a result of each issuance, our total number of issued shares of common stock did not increase. Of the 592 shares reissued on December 2, 2025, 135 shares were returned to the Company on January 7, 2026 to satisfy statutory income tax obligations of the recipients on the vested restricted stock awards.

All our office facilities are leased. Minimum lease payments under all our lease agreements for the twelve-month period commencing after the close of business on June 30, 2026, are approximately $1,154. There are no minimum debt service principal payments due during the twelve-month period commencing after the close of business on June 30, 2026.

Management believes that we can generate adequate liquidity to meet our obligations for the foreseeable future and at least for the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2026, there were no transactions, agreements or other contractual arrangements to which an unconsolidated entity was a party, under which the Company (a) had any direct or contingent obligation under a guarantee contract, derivative instrument or variable interest in the unconsolidated entity, or (b) had a retained or contingent interest in assets transferred to the unconsolidated entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2026, the Company's management evaluated, with the participation of its Principal Executive Officer and its Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act"). Based on that evaluation, the Company's Principal Executive Officer and its Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company's nine-month period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 2, 2025, the Company reissued 592,478 treasury shares to fulfill commitments for the issuance of previously granted restricted stock awards that became fully vested and unrestricted. On August 13, 2024, the Company reissued 641,666 of its treasury shares to fulfill commitments for the issuance of previously granted restricted stock awards that became fully vested and unrestricted. These treasury shares were reissued in lieu of issuing new shares of its common stock; therefore, while the Company’s total number of outstanding shares of common stock increased as a result of each reissuance, its total number of issued shares of common stock did not increase.

Of the shares reissued on December 2, 2025, 135,036 were returned to the Company on January 7, 2026 to satisfy statutory income tax obligations of the recipients on the vested restricted stock awards.

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

GEE GROUP INC.
(Registrant)

Date: August 12, 2026	By:	/s/ Derek Dewan
Derek Dewan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kim Thorpe
Kim Thorpe
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

